Form 10-Q
period 1994-01-31
GREIF BROTHERS CORP
filed 1994-03-09
CIK 43920

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1994          Commission File Number   1-566




                            GREIF BROS.CORPORATION


            (Exact name of registrant as specified in its charter)



                          Delaware                           31-4388903

             (State or other jurisdiction of              (I.R.S. Employer
              incorporation or organization)              Identification No.)



            621 Pennsylvania Avenue, Delaware, Ohio          43015


            (Address of principal executive offices)       (Zip Code)



Registrant's telephone number, including area code          614-363-1271






                                Not Applicable


         Former name, former address and former fiscal year, if changed since last report.





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No     .



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                    Class A Common Stock  5,436,586 shares
                    Class B Common Stock  6,686,431 shares