Form 10-Q
period 1994-04-30
GREIF BROTHERS CORP
filed 1994-06-09
CIK 43920

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

                        QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
             /             OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   April 30, 1994          Commission File Number     1-566




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

                          Class A Common Stock  5,436,586 shares
                          Class B Common Stock  6,678,861 shares