Form 10-Q
period 1994-07-31
GREIF BROTHERS CORP
filed 1994-09-12
CIK 43920

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

        QUARTERLY REPORT UNDER SECTION 13 or 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    July 31, 1994          Commission File Number     1-566




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

           Class A Common Stock 5,436,586 shares
           Class B Common Stock 6,656,387 shares