Form 10-K
period 1994-10-31
GREIF BROTHERS CORP
filed 1995-01-18
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1994    Commission File Number 1-566

                          GREIF BROS. CORPORATION
           (Exact name of registrant as specified in its charter)

                  State of Delaware                 31-4388903
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No.)

             621 Pennsylvania Avenue, Delaware, Ohio           43015
            (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code        614-363-1271


Securities registered pursuant to Section 12 (b) of the Act:

                                                  Name of each exchange on
         Title of each class                         which registered

      Class "A" common stock                       Chicago Stock Exchange


Securities registered pursuant to Section 12 (g) of the Act:

                                    None
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months , and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the close of the period covered by this report:

                    Class A Common Stock 5,436,586 shares
                    Class B Common Stock 6,654,174 shares

                     Documents Incorporated by Reference

                Document                              Incorporated into

Portions of Annual Report to Shareholders           Part I, Part II, Part IV
  for year ended October 31, 1994



                                   PART I

Item 1.  Business

        Information on the nature, type of business and industry segments, contained on pages 22 and 23 in the Company's 1994 Annual Report to Shareholders, is incorporated in the Form 10-K Annual Report.*

Item 2.  Properties

The following are the Company's principal locations and products manufactured.
Location                          Products Manufactured
Alabama
Cullman                      Steel drums and machine shop
Good Hope                    Research center
Mobile                       Fibre drums

Arkansas
Batesville  (1)              Fibre drums

California
Commerce  (2)                Corrugated honeycomb
Fontana                      Steel drums
LaPalma                      Fibre drums
Morgan Hill                  Fibre drums
Sacramento                   General office
Stockton                     Corrugated honeycomb and wood cut stock

Georgia
Macon                        Corrugated honeycomb
Tucker                       Fibre drums

Illinois
Blue Island                  Fibre drums
Chicago                      Steel drums
Joliet                       Steel drums
Northlake                    Fibre drums and plastic drums
Posen                        Corrugated honeycomb

Indiana
Albany  (3)                  Corrugated containers


*Except as specifically indicated herein, no other data appearing in the Company's 1994 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.



Item 2.  Properties  (continued)

Location                            Products Manufactured

Kansas
Winfield                     Steel drums
Kansas City (4)              Steel drums
Kansas City (5)              Fibre drums

Kentucky
Louisville                   Wood cut stock

Louisiana
St. Gabriel                  Steel drums and plastic drums

Maryland
Sparrows Point               Steel drums

Massachusetts
Mansfield                    Fibre drums
Westfield                    Fibre drums
Worcester                    Plywood reels

Michigan
Eaton Rapids                 Corrugated sheets
Grand Rapids                 Corrugated sheets
Taylor                       Fibre drums
Wayne                        Corrugated containers

Minnesota
Minneapolis                  Fibre drums
Rosemount                    Multiwall bags
St. Paul                     Tight cooperage
St. Paul   (6)               General office

Mississippi
Durant                       Plastic products
Jackson   (7)                General office

Missouri
Kirkwood                     Fibre drums

Nebraska
Omaha                        Multiwall bags




Item 2.  Properties  (continued)

Location                            Products Manufactured

New Jersey
Edison  (8)                  General office
Rahway                       Fibre drums and plastic drums
Spotswood                    Fibre drums
Springfield  (9)             National accounts sales office
Teterboro                    Fibre drums
Phillipsburg                 Plywood reels

New York
Buffalo                      Fibre drums
Lindenhurst  (10)            Research center
Niagara Falls                Steel drums
Syracuse                     Fibre drums and steel drums
Amherst   (11)               General office

North Carolina
Bladenboro                   Steel drums
Charlotte                    Fibre drums
Concord                      Corrugated sheets

Ohio
Caldwell                     Steel drums
Canton  (12)                 Corrugated containers
Cleveland  (13)              Corrugated containers
Delaware                     Principal office
Fostoria                     Corrugated containers
London  (14)                 Corrugated containers
Massillon                    Recycled containerboard
Hebron                       Plastic products and containers
Tiffin                       Corrugated containers
Youngstown                   Steel drums
Zanesville                   Corrugated containers and sheets

Oregon
White City                   Laminated panels

Pennsylvania
Chester                      Fibre drums
Darlington                   Fibre drums and plastic drums
Hazleton                     Corrugated honeycomb
Reno  (15)                   Corrugated containers
Stroudsburg                  Rims and drum hardware
Washington                   Corrugated containers and sheets




Item 2.  Properties  (continued)

Location                            Products Manufactured

Tennessee
Kingsport                    Fibre drums
Memphis                      Steel drums

Texas
Angleton                     Steel drums
Fort Worth                   Fibre drums
LaPorte                      Fibre drums, steel drums and plastic drums
Waco                         Corrugated honeycomb

Virginia
Amherst                      Containerboard

Washington
Woodland                     Corrugated honeycomb and wood cut stock

West Virginia
New Martinsville             Corrugated containers
Weston                       Corrugated containers

Wisconsin
Sheboygan                    Fibre drums

Canada
Belleville, Ontario          Fibre drums and plastic products
Bowmanville, Ontario         Spiral tubes
Fort Frances, Ontario        Spiral tubes
Fruitland, Ontario           Drum hardware and machine shop
LaSalle, Quebec              Fibre drums and steel drums
Lloydminster, Alberta        Steel drums, fibre drums and plastic drums
Maple Grove, Quebec          Pallets
Milton, Ontario              Fibre drums
Niagara Falls, Ontario       General office
Stoney Creek, Ontario        Steel drums

Note:  All properties are held in fee except as noted below.

            Exceptions:
              (1)  Lease expires March 31, 1997
              (2)  Lease expires March 30, 1995
              (3)  Lease expires January 31, 1998
              (4)  Lease expires June 30, 1995
              (5)  Lease expires March 31, 1999
              (6)  Lease expires December 31, 1994
              (7)  Lease expires May 31, 1995
              (8)  Lease expires May 31, 1998

Item 2.  Properties  (concluded)

              (9)  Lease expires September 7, 1997
             (10)  Lease expires December 31, 2000
             (11)  Lease expires December 31, 1996
             (12)  Lease expires March 31, 1998
             (13)  Lease expires November 30, 1995
             (14)  Lease expires April 30, 1997
             (15)  Lease expires October 31, 1995


        The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 319,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Nova Scotia, Ontario and Quebec in Canada.

Item 3.  Legal Proceedings

        The Company has no pending material legal proceedings.

        From time to time, in the business in which the Company operates, various legal proceedings arise from either the Federal, State or Local levels involving environmental sites to which the Company has shipped directly or indirectly small amounts of toxic waste such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to material sanctions or sanctions greater than $100,000.

        In addition, also from time to time, but infrequently, the Company has been cited for inadvertent violations of environmental regulations. Except for the following situation, none of these violations involve or are expected to involve sanctions of $100,000 or more.

        Currently, the Company's only exposure which may exceed $100,000 relates to a pollution situation at its Strother Field plant in Winfield, Kansas. A feasibility study and a remedial plan proposed by the Kansas Department of Health and Environment has set forth estimated remedial costs which could expose the Company to approximately $3,000,000 in expense under the most extreme assumptions. If the Company ultimately is required to incur this expense, a significant portion would be paid over 10 years. The Kansas site involves underwater pollution and certain soil pollution was found to exist on the Company's property. The estimated costs of the remedy currently preferred by the Kansas Authority for the soil pollution on the Company's land represents approximately $2,000,000 of the estimated $3,000,000 in expense.

        The final remedies have not been selected and the proposed plan is presently open for public comment. In an effort to reduce its exposure for soil pollution, the Company, believing the soil pollution has been unduly magnified and is not based upon sufficient exploratory data, has undertaken further engineering borings and analysis to attempt to define a more confined soil area subject to the proposed remediation.

        Due to the uncertainty surrounding this instance, the Company believes that the range of potential liability cannot be reasonably estimated, accordingly no reserve has been recorded as of October 31, 1994.


Item 4.  Submission of Matters to a Vote of Security Holders

        There have been no matters submitted to a vote of security holders.

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

        The following information contained in the 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report:*

        Information concerning the principal market on which the Registrant's common stock is traded, high and low sales price of this stock for each quarterly period during the last two fiscal years and number of shareholders is contained on page 21 of the 1994 Annual Report to Shareholders.

        The Company generally pays five dividends of varying amounts during its fiscal year computed on the basis described in Note 4, page 18 of the 1994 Annual Report to Shareholders. The annual dividends paid for the last three fiscal years are contained on page 15.

Item 6.  Selected Financial Data

        The 5-year selected financial data, contained on page 22 of the 1994 Annual Report to Shareholders, is incorporated in this Form 10-K Annual Report.*

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information contained in the 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report:*

            Management's Discussion and Analysis of Liquidity and
              Capital Resources and Results of Operations - pages
              24 and 25.

Item 8.  Financial Statements and Supplementary Data

        The following information contained in the 1994 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report:*

        The consolidated financial statements and the report thereon of Price Waterhouse LLP dated November 30, 1994 - pages 14 through 20.

        The selected quarterly financial data - page 21.

        *Except as specifically indicated herein, no other data appearing in the Company's 1994 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There has not been a change in the Company's principal independent auditors and there were no matters of disagreement on accounting and financial disclosure.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

The following information relates to Directors of the Company:
                                                                    Year first
                         Date present           Other positions       became
   Name                  term expires           and offices held     Director
Michael J. Gasser        (Note:  All Directors    See response below.    1991
                          are elected annually
John C. Dempsey (A)       for the ensuing year    See response below.    1946
                          and serve until their
Allan Hull (B)            successors are elec-    See response below.    1947
                          ted and qualify.  The
Robert C. Macauley (C)    annual meeting is       See response below.    1979
                          held on the fourth
Charles R. Chandler (D)   Monday of February.)    See response below.    1987

Paul H. DeCoster (E)                              None.                  1993

J Maurice Struchen (F)                            None.                  1993

(A)John C. Dempsey (age 80) has been a full time officer of the Company for more than the last five years. In the current year, he retired from the Company, but retains the position of Chairman Emeritus of the Board of Directors.

(B)Allan Hull is and has been, for more than the past five years, a partner and practicing attorney with Hull and Hull, Legal Counsel, Cleveland, Ohio. See below for present positions with the Company.

(C)Robert C. Macauley (age 71) has been, for more than the past five years, the Chief Executive Officer of Virginia Fibre Corporation. He is a member of the Compensation Committee. He is also a director for W. R. Grace & Co.

(D)Charles R. Chandler (age 59) has been, for more than the past five years, the President and Chief Operating Officer of Virginia Fibre Corporation. He is a member of the Executive and Audit Committees.

(E)Paul H. DeCoster (age 61) has been, for more than the past five years, a partner in the law firm Jackson and Nash. He is a member of the Compensation and Audit Committees.


Item 10.  Directors and Executive Officers of the Registrant (continued)

(F)J Maurice Struchen (age 74) has been, for more than the past five years, the retired former Chairman of the Board and Chief Executive Officer of Society Corporation. He is a member of the Compensation and Audit Committees. He is also a director for Society Corporation and Forest City Enterprises, Inc.

     Mr. Gasser, for more than the past five years, has been a full-time officer of the Company (see below).

     The following information relates to Executive Officers of the Company (elected annually):

                                                        Year first
                                                          became
                                                         Executive
   Name              Age     Positions and Offices        Officer

Michael J. Gasser    43      Chairman of the Board of        1988
                               Directors and Chief
                               Executive Officer, member
                               of the Executive and
                               Finance Committees

Allan Hull           81      Director, Vice President,       1964
                               General Counsel, member
                               of the Executive Com-
                               mittee

John P. Berg         74      President, member of the        1972
                               Finance Committee and
                               General Manager of Norco
                               and West Coast Divisions

Lloyd D. Baker       61      Vice President and Chairman     1975
                               of the Finance Committee

Leonard W.
  Berkheimer         60      Vice President                  1990

Michael M. Bixby     51      Vice President                  1980

Herbert L.
  Carpenter, Jr.     72      Vice President, General         1976
                               Manager of Raible Division
                               and Director of Research
                               and Development

Richard R. Caron     62      Vice President                  1990

John P. Conroy       65      Vice President and Secretary    1991




Item 10.  Directors and Executive Officers of the Registrant  (continued)

                                                        Year first
                                                          became
                                                         Executive
   Name              Age     Positions and Offices        Officer


Edward L. Dean       59      Vice President                  1985

Dwight L. Dexter     43      Vice President                  1990

Richard E. Gerstner  46      Vice President                  1990

Harrison C.
  Golway, Jr.        65      Vice President                  1985

C. J. Guilbeau       47      Vice President                  1986

Thomas A. Haire      46      Vice President                  1991

James A. Hale        54      Vice President                  1990

Ralph A. Kelley      73      Vice President and General      1976
                               Manager of Seymour &
                               Peck Division

Jerry D. Kidd        59      Vice President                  1992

Dennis J. Kuhn       71      Vice President                  1980

Anthony Lanza        78      Vice President                  1991

Sally W. Messner     58      Vice President                  1993

Gail T. Randich      60      Vice President                  1991

Lawrence A.
  Ratcliffe          53      Vice President and Director     1991
                               of Industrial Relations

John S. Ries         52      Vice President                  1994

James T. Robinson    52      Vice President                  1990

Harley G. Sasse      49      Vice President                  1990

Alvis H. Snipes      89      Vice President                  1947

Robert G. Straley    43      Vice President and General      1990
                               Manager of East Coast Division




Item 10.  Directors and Executive Officers of the Registrant  (continued)

                                                        Year first
                                                          became
                                                         Executive
   Name              Age     Positions and Offices        Officer


Kenneth R. Swanson   54      Vice President                  1990

Ronald L.
  Waterman, Sr.      55      Vice President                  1989

Jeffrey C. Wood      42      Vice President                  1992

Russell J. Rehark    83      Treasurer and member of         1972
                               the Finance Committee

        Except as indicated below, each Executive Officer has served in his present capacity for at least five years.

        Mr. Leonard W. Berkheimer was elected Vice President in 1990. During the last five years he has been General Manager of Fibre Drum Operations - East Coast Division.

        Mr. Richard R. Caron was elected Vice President in 1990. During the last five years he has been General Sales Manager - National Accounts.

        Mr. Dwight L. Dexter was elected Vice President in 1990. During the last five years he has been Sales Manager for National Accounts.

        Mr. Richard E. Gerstner was elected Vice President in 1990. During the last five years he has served as General Manager - Steel Drum Operations -
 East Coast Division and continues to serve in this capacity.

        Mr. James A. Hale was elected Vice President in 1990. During the last five years he has served as an industrial engineer for the East Coast Division.

        Mr. James T. Robinson was elected Vice President in 1990. During the last five years he has been a Sales Manager for the East Coast Division and continues to serve in this capacity.

        Mr. Harley G. Sasse was elected Vice President in 1990. During the last five years he has been General Sales Manager for the Norco and West Coast Divisions.

        Mr. Robert G. Straley was elected Vice President in 1990. During the last five years he has served as General Manager for the East Coast Division.

        Mr. Kenneth R. Swanson was elected Vice President in 1990. During the last five years he has been General Manager - Quality Excellence Program.



Item 10.  Directors and Executive Officers of the Registrant  (concluded)


        Mr. John P. Conroy was elected Vice President in 1991. During 1994 Mr. Conroy was elected Secretary. Prior to 1994, he was Assistant Secretary. Mr. Conroy has been a member of the Administrative Committee since 1972.

        Mr. Thomas A. Haire was elected Vice President in 1991. During the last five years he has been manager of the research facility located in Lindenhurst, New York and continues to serve in this capacity.

        Mr. Anthony Lanza was elected Vice President in 1991. During the last five years he has been General Manager - Steel Drum Operations for the Seymour & Peck Division.

        Mr. Gail T. Randich was elected Vice President in 1991. During the last five years he has served as Manager - Midwest Operations - Seymour & Peck Division. Mr. Randich continues to serve in this capacity.

        Mr. Lawrence A. Ratcliffe was elected Vice President in 1991.
During 1994, Mr. Ratcliffe became Director of Industrial Relations. Prior to 1994, he served as Assistant Director of Industrial Relations.

        Mr. Jerry D. Kidd was elected Vice President in 1992. During the last five years he has served as division purchasing manager for the Norco Division. Mr. Kidd continues to serve in this capacity.

        Mr. Jeffrey C. Wood was elected Vice President in 1992. Prior to that time he has served as a divisional fleet manager for the East Coast Division. Mr. Wood now performs this service in a corporate capacity. In 1994, Mr. Wood was elected to the Administrative Committee.

        Mrs. Sally W. Messner was elected Vice President in 1993. During the last five years she has served as tax manager for the Corporation. She continues to serve in this capacity.

        Mr. John S. Ries was elected Vice President in 1994. During the last five years he has been the Division Controller for the Norco and West Coast Divisions and continues to serve in this capacity.


Item 11.  Executive Compensation

                                                   Deferred       All
Name and Position  Year        Salary    Bonus   Compensation    Other
Michael J. Gasser  1994       $143,166  $99,999
Chairman
Chief Executive    1993       $110,040  $35,000
 Officer
                   1992       $102,304  $30,000


John C. Dempsey    1994       $155,964  $56,996
Chairman Emeritus
                   1993       $155,964  $92,176

                   1992       $155,964  $90,369


Robert C. Macauley 1994       $356,750  $90,172   $40,593       $445,410
Director
Chief Executive
 Officer of        1993       $353,550  $104,782  $33,990       $146,520
 Virginia Fibre
 Corporation       1992       $341,151  $73,612   $34,932       $499,500


Charles R. Chandler1994       $414,421  $94,952   $218,411      $52,794
Director
President of       1993       $423,308  $126,013  $201,670      $21,294
 Virginia Fibre
 Corporation       1992       $408,519  $83,160   $168,253      $23,310


John P. Berg       1994       $140,004  $93,844
President
                   1993       $132,766  $88,532

                   1992       $125,892  $86,796


Ralph A. Kelley    1994       $107,760  $32,436
Vice President
                   1993       $103,116  $30,600

                   1992       $97,740   $30,000


Item 11.  Executive Compensation (continued)

                                                   Deferred       All
Name and Position  Year        Salary    Bonus   Compensation    Other

Elmer A. Reitz     1994      $64,000*   $76,570*
Executive Vice
 President         1993      $96,000    $86,683

                   1992      $103,101   $84,983

*Mr. Reitz passed away in August, 1994.

        For many years, the Board of Directors has voted bonuses to employees, acting within its complete discretion, based upon the progress of the Company, and upon the contributions of the particular employees to that progress, and upon individual merit, which determines, in the action of the Board, the bonus a specific employee may receive, if any.

        Mr. Robert C. Macauley, Chairman and Chief Executive Officer of Virginia Fibre Corporation, on August 1, 1986, entered into an employment agreement with Virginia Fibre Corporation, principally providing for (a) the employment of Mr. Macauley as Chairman and Chief Executive Officer for a term of 10 years, (b) the agreement of Mr. Macauley to devote his time, attention, skill and effort to the performance of his duties as an officer and employee of Virginia Fibre Corporation, and (c) the fixing of minimum basic salary during such period of

Item 11.  Executive Compensation (continued)

employment at $175,000 per year. During the 1992 fiscal year, the employment contract with Mr. Macauley was amended to increase the original term to 18 years and to increase the minimum basic salary during the remainder of the employment period to $275,000 per year.

        Mr. Charles R. Chandler, President and Chief Operating Officer of Virginia Fibre Corporation, on August 1, 1986, entered into an employment agreement with Virginia Fibre Corporation, principally providing for (a) the employment of Mr. Chandler as President and Chief Operating Officer for a term of 15 years, (b) the agreement of Mr. Chandler to devote all of his time, attention, skill and effort to the performance of his duties as an officer and employee of Virginia Fibre Corporation, and (c) the fixing of minimum basic salary during such period of employment at $150,000 per year. During the 1988 fiscal year the employment contract of Mr. Chandler was amended to increase the minimum basic salary during the remainder of the employment period to $275,000 per year. During the 1992 fiscal year, the employment contract with Mr. Chandler was amended to give Mr. Chandler the right to extend his employment beyond the original term for up to 5 additional years.

        Effective during fiscal 1993, no Directors' fees are paid to Directors who are full-time employees of the Company or its subsidiary companies. Directors who are not employees of the Company receive $19,200 per year plus $500 for each audit and compensation meeting that they attend.

        Supplemental to the pension benefits, Virginia Fibre Corporation has deferred compensation contracts with Robert C. Macauley and Charles R. Chandler. These contracts are designed to supplement the Company's defined benefit pension plan only if the executive retires under such pension plan at or after age 65, or if the executive becomes permanently disabled before attaining age 65. No benefit is paid to the executive under this contract if death preceeds retirement. The deferred compensation is payable to the executive or his spouse for a total period of 15 years.

        Under the above Deferred Compensation Contracts, the annual amounts payable to the executive or his surviving spouse are diminished by the amounts receivable under the Virginia Fibre Corporation's defined benefit pension plan. Mr. Macauley's estimated accrued benefit from the Deferred Compensation Contract is $78,608 per year for 10 years and $52,405 per year for an additional 5 years. Mr. Chandler's estimated accrued benefit from the Deferred Compensation Contract is $184,061 per year for 10 years and $122,707 per year for an additional 5 years.

        The dollar amount in the all other category is the compensation attributable to the 1991 Virginia Fibre Corporation stock option plan to certain key Virginia Fibre Corporation employees. This amount is the difference between the option price and the value attributable to the stock based upon the performance of Virginia Fibre Corporation.

        In 1991, the shareholders of Virginia Fibre Corporation approved non-incentive (as defined in the Internal Revenue Code) stock options to Mr. Robert
C. Macauley to purchase up to 135,000 shares of common stock of Virginia Fibre Corporation at a price of $31.26 per share. The options are exercisable for a period of 15 years from the date of the option.



Item 11.  Executive Compensation (continued)

        In addition to the above, Mr. Macauley and Mr. Charles R. Chandler were issued incentive stock options to purchase shares of Virginia Fibre Corporation stock. Mr. Macauley has the option to purchase up to 15,000 shares of Virginia Fibre Corporation stock at an option price, $35.00, which is not less than 110% of the fair market value of such stock at the time the option is granted.

        Mr. Chandler has the option to purchase up to 22,050 shares of Virginia Fibre Corporation stock at a price of $31.26 per share.

        No options were exercised during 1994, 1993 or 1992 by Mr. Macauley or Mr. Chandler.

                         DEFINED BENEFIT PENSION TABLE

                                         Annual Benefit for Years of Service
     Remuneration          15        20       25        30
   $160,000             $27,640   $36,853  $46,067   $55,280

   $150,000             $25,890   $34,520  $43,150   $51,780

   $140,000             $24,140   $32,187  $40,233   $48,280

   $130,000             $22,390   $29,843  $37,317   $44,780

Name of individual                  Remuneration used       Estimated
  or number of    Credited Years   for Calculation of    annual benefits
 persons in group  of service        Annual Benefit   under retirement plan
Michael J. Gasser        15            $77,944               $11,142

John C. Dempsey          45            $151,549              $37,879

John P. Berg             37            $116,285              $36,358

Ralph A. Kelley          54            $89,497               $30,604

Elmer A. Reitz           50            $107,614              $36,945

Charles R. Chandler      22            $219,224              $48,229

Robert C. Macauley       22            $219,224              $48,229

       The registrant's pension plan is a defined benefit pension plan with benefits based upon the average of the ten consecutive highest-paying years of salary compensation (excluding bonuses) and upon years of credited service up to 30 years.

        The annual retirement benefits under the defined benefit pension plan of the registrant's subsidiary, Virginia Fibre Corporation, are calculated at 1% per year based upon the average of the five highest out of the last ten years of salary compensation.


Item 11.  Executive Compensation (continued)


        None of the pension benefits described in this item are subject to offset because of the receipt of Social Security benefits or otherwise.

        The annual compensation for Mr. Macauley and Mr. Chandler is reviewed annually by the compensation committee of the Board of Directors of Virginia Fibre Corporation, made up of primarily outside members of that Board and is based primarily on the performance of Virginia Fibre Corporation.

        The annual compensation for Michael J. Gasser, Chairman of the Board and Chief Executive Officer of the Registrant, is reviewed annually by the Compensation Committee of the Board of Directors. Mr. Gasser's salary is based primarily on the performance of Greif Bros. Corporation.

        The Compensation Committee, made up primarily of outside directors, reviews the total compensation paid to Mr. Gasser and other executive officers.

                  Members of the Compensation Committee are:


                                 Paul H. DeCoster
                                 Robert C. Macauley
                                 J Maurice Struchen

Item 11.  Executive Compensation  (concluded)


        The following graph compares the Registrant's stock performance to that of the Standard and Poor's 500 Index and its industry group (Peer Index). This graph, in the opinion of management, would not be free from the claim that it fails to fully and accurately represent the true value of the Company.

                         STOCK PERFORMANCE CHART
                                 S&P 500
Year           GBC Stock          Index          Peer Index
1989              100              100               100
1990               67               89                69
1991               83              115               118
1992               86              123               120
1993               94              137               102
1994              105              139               126

The Peer Index is comprised of the paper containers index and paper and forest products index as shown in the Standard & Poor's Statistical Services Guide.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

        The following ownership is as of December 12, 1994:
                            Class of  Type of         Number of      Percent
  Name and Address           stock    ownership        shares        of class
Naomi C. Dempsey            Class B   Record and      3,021,618       45.41%
782 W. Orange Road                    Beneficially
Delaware, Ohio

Naomi C. Dempsey, Trustee   Class B   See (1) below     831,520       12.50%

John C. Dempsey             Class B   Record and        240,000        3.60%
621 Pennsylvania Avenue               Beneficially
Delaware, Ohio

Macauley & Company          Class B   Record and      1,200,000       18.04%
161 Cherry Street                     Beneficially
New Canaan, Connecticut

(1) Held by Naomi C. Dempsey as successor trustee in the Naomi A. Coyle Trust. John C. Dempsey is the beneficial owner of these shares.

        The following information regarding directors is as of December 12, 1994:

                                   Title and Percent of Class
      Name                            Class A        %
Charles R. Chandler                     200         -0-%

Paul H. DeCoster                        200         -0-%

Michael J. Gasser                       -0-         -0-%

Allan Hull                              -0-         -0-%

Robert C. Macauley                      -0-         -0-%

J Maurice Struchen                      -0-         -0-%

Item 12.  Security Ownership of Certain Beneficial Owners and Management
(concluded)

                                  Title and Percent of Class
      Name                           Class B          %
Charles R. Chandler                   2,000         .03%

Paul H. DeCoster                      -0-           -0-%

Michael J. Gasser                     5,899         .09%

Allan Hull                            74,800        1.12%

Robert C. Macauley                    1,200,000     18.04%

J Maurice Struchen                    1,000         .02%

       In addition to the above referenced shares, Messrs. Gasser, Hull and Baker serve as Trustees of the Greif Bros. Corporation Employees' Retirement Income Plan, which holds 61,876 shares of Class A Common Stock and 38,440 shares of Class B Common Stock. The Trustees, accordingly, share voting power in these shares.

       The Class A Common Stock has no voting power, except when four quarterly cumulative dividends upon the Class A Common Stock are in arrears.

       Each class of the following equity securities are owned or controlled by management (i.e. all Directors and Officers) as of December 12, 1994:

            Title of               Amount               Percent
            class of stock    beneficially owned        of class
            Class A              9,972                    0.18%
            Class B              1,350,785                20.30%

Item 13.  Certain Relationships and Related Transactions

       The law firm of Hull & Hull received $301,990 in fees for legal services to the Corporation plus reimbursement of out-of-pocket expenses of $32,619. Mr. Allan Hull, attorney-at-law, is Vice President, General Counsel, member of the Executive Committee and a Director of Greif Bros. Corporation and a partner in the firm of Hull & Hull.


Item 13.  Certain Relationships and Related Transactions (concluded)

       A subsidiary of the Company annually contributes money to a world-wide relief organization. The founder and chairman of this non-profit organization is also the founder and chairman of the subsidiary company and is a director of the Registrant. During 1994 the subsidiary company contributed approximately $1,200,000 to this organization.

       The information concerning the indebtedness of Officers and Directors is included in Schedule II, pages 26 through 30, in this Form 10-K Annual Report.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                                 Page in
                                                               Annual Report *

  (1)Financial Statements:
       Consolidated Balance Sheets at October
        31, 1994 and 1993                                      14

       Consolidated Statements of Income for the
        three years ended October 31, 1994                     15

       Consolidated Statements of Earnings Retained
        for Use in the Business for the three
        years ended October 31, 1994                           15

       Consolidated Statements of Cash Flows
        for the three years ended October 31, 1994             16

       Notes to Consolidated Financial Statements              17-20

       Report of Independent Accountants                       20

       Selected Quarterly Financial Data (unaudited)           21


     * Incorporated by reference from the indicated pages of the 1994 Annual Report to Shareholders.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (concluded)

  (2)Financial Statement Schedules:

       Report of Independent Accountants on Financial Statement
        Schedules

       Marketable Securities - Other Security Investments
        (Schedule I)

       Amounts Receivable from Related Parties and Underwriters,
        Promoters and Employees Other Than Related Parties
        (Schedule II)

       Consolidated Properties, Plants and Equipment (Schedule V)

       Consolidated Accumulated Depreciation, Depletion and
        Amortization of Properties, Plants and Equipment (Schedule VI)

       Consolidated Valuation and Qualifying Accounts and
        Reserves (Schedule VIII)

       Consolidated Supplementary Income Statement
        Information (Schedule X)

  (3)Exhibits:

       No.

       (13.)  1994 Annual Report to Shareholders

       (21.)  Subsidiaries of the Registrant

(b)Reports on Form 8-K

  (1)No reports on Form 8-K have been filed during the last quarter of fiscal 1994.


        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1994, excepting indebtedness incurred in the ordinary course of business which is not in default.



                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GREIF BROS. CORPORATION
                                            (Registrant)



Date             January 18, 1995           By

                                            John K. Dieker
                                            Assistant Controller





        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






Michael J. Gasser                       Charles R. Chandler
Chairman of the Board of Directors      Member of the Board of Directors





Paul H. DeCoster                        Allan Hull
Member of the Board of Directors        Member of the Board of Directors





Robert C. Macauley                      J Maurice Struchen
Member of the Board of Directors        Member of the Board of Directors



Each of the above signatures is affixed as of January 18, 1995.



                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES





To the Board of Directors
of Greif Bros. Corporation


        Our audits of the consolidated financial statements referred to in our report dated November 30, 1994 appearing on page 20 of the 1994 Annual Report to Shareholders of Greif Bros. Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14 (a) (2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP


Columbus, Ohio
November 30, 1994

                                       SCHEDULE I
                               GREIF BROS. CORPORATION
                               AND SUBSIDIARY COMPANIES

                                MARKETABLE SECURITIES
                              OTHER SECURITY INVESTMENTS
                                                   Amount at which each
                                                   portfolio of equity
                            Number of shares       security issues and
                               or units -          each other security
   Name of issuer and       principal amount       issue carried in the
   title of each issueof    bonds and notes         balance sheet

Marketable securities:
  U. S. Treasury Notes         $ 2,000,000         $ 2,043,760

  Government of Canada
    Securities                  19,731,000          21,926,139


                               $21,731,000         $23,969,899  (A)


(A)  At cost plus accrued interest, which approximates market.

                                      SCHEDULE II
                                GREIF BROS. CORPORATION
                                AND SUBSIDIARY COMPANIES

               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                  PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


Year ended October 31, 1992:
                         Balance at                          Balance at
                         Beginning               Amount      End of
Name of Debtor           Period      Proceeds    Collected   Period
Lloyd D. Baker           $   98,490  $      -0-  $  7,442    $   91,048
Michael M. Bixby            254,000         -0-    21,000       233,000
Edward M. Bobula             82,000     240,000    50,000       272,000
Glenn D. Bramlett           290,000         -0-       -0-       290,000
Dwight L. Dexter            171,337         -0-     6,529       164,808
Michael J. Gasser            82,400     200,864     6,867       276,397
C. J. Guilbeau                  -0-     200,000     1,349       198,651
James A. Hale                   -0-     182,500    84,684        97,816
Philip R. Metzger           111,607         -0-     5,377       106,230
Howard S. Miller             70,000         -0-       -0-        70,000
Thomas V. Parker                -0-     135,300    19,420       115,880
Gerald L. Payne                 -0-     100,000     6,068        93,932
Lawrence A. Ratcliffe        82,842         -0-     4,252        78,590
John Saldate                191,822         962    32,344       160,440
William B. Sparks           111,929         -0-       -0-       111,929
Ralph V. Stoner, Jr.            -0-     250,000       -0-       250,000
Ralph V. Stoner, Sr.        163,000         -0-    20,000       143,000
J. William Weller            93,988         -0-     4,441        89,547
Jeffrey C. Wood                 -0-     174,000       -0-       174,000

                         $1,803,415  $1,483,626  $269,773    $3,017,268

                                      SCHEDULE II
                                      (continued)
                                 GREIF BROS. CORPORATION
                                 AND SUBSIDIARY COMPANIES

               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                  PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


Year ended October 31, 1993:
                          Balance at                             Balance at
                          Beginning                 Amount       End of
Name of Debtor            Period       Proceeds     Collected    Period
Lloyd D. Baker            $   91,048   $    -0-     $  7,603     $   83,445
Michael M. Bixby             233,000        -0-        6,000        227,000
Edward M. Bobula             272,000        -0-          -0-        272,000
Glenn D. Bramlett            290,000        -0-          -0-        290,000
Dwight L. Dexter             164,808        -0-        6,728        158,080
Michael J. Gasser             276,39        -0-       19,828        256,569
C. J. Guilbeau               198,651        -0-        5,496        193,155
James A. Hale                 97,816        -0-        3,835         93,981
Philip R. Metzger            106,230        -0-        5,540        100,690
Howard S. Miller              70,000        -0-          -0-         70,000
Thomas V. Parker             115,880        -0-        4,492        111,388
Gerald L. Payne               93,932        -0-        7,990         85,942
Todd W. Prasher                  -0-    149,217        3,878        145,339
Lawrence A. Ratcliffe         78,590        -0-        4,381         74,209
John Saldate                 160,440        -0-        3,682        156,758
William R. Shew                  -0-    275,000      110,000        165,000
William B. Sparks            111,929        -0-          -0-        111,929
Ralph V. Stoner, Jr.         250,000        -0-       25,000        225,000
Ralph V. Stoner, Sr.         143,000        -0-      143,000            -0-
J. William Weller             89,547        -0-        4,576         84,971
Jeffrey C. Wood              174,000        -0-       52,504        121,496

                          $3,017,268   $424,217     $414,533     $3,026,952

                                    SCHEDULE II
                                    (continued)

                              GREIF BROS. CORPORATION
                              AND SUBSIDIARY COMPANIES

             AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                 PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES


Year ended October 31, 1994:
                    Balance at                           Balance at
                     Beginning                 Amount      End of
Name of Debtor    Period      Proceeds    Collected    Period
Lloyd D. Baker                 $   83,445    $    -0-    $  7,768  $   75,677
Michael M. Bixby                  227,000         -0-       6,000     221,000
Edward M. Bobula                  272,000         -0-     272,000         -0-
Glenn D. Bramlett                 290,000         -0-         -0-     290,000
Dwight L. Dexter                  158,080         -0-       6,932     151,147
Kevin L. Drummond                     -0-     115,000         -0-     115,000
Sandra L. Fisher                      -0-     103,000       2,179     100,821
Michael J. Gasser                 256,569         -0-      18,940     237,630
C. J. Guilbeau                    193,155         -0-       5,664     187,491
James A. Hale                      93,981         -0-       3,951      90,029
Philip R. Metzger                 100,690         -0-       5,709      94,981
Howard S. Miller                   70,000         -0-      20,000      50,000
Thomas V. Parker                  111,388         -0-     111,388         -0-
Gerald L. Payne                    85,942         -0-       8,841      77,101
Todd W. Prasher                   145,339         -0-       8,182     137,157
Lawrence A. Ratcliffe              74,209         -0-       4,514      69,695
John Saldate                      156,758         -0-       3,794     152,965
William R. Shew                   165,000         -0-         -0-     165,000
William B. Sparks                 111,929         -0-         -0-     111,929
Ralph V. Stoner, Jr.              225,000         -0-         -0-     225,000
J. William Weller                  84,971         -0-      84,971         -0-
Jeffrey C. Wood                   121,496         -0-       4,604     116,892

                               $3,026,952    $218,000    $575,437  $2,669,515

                                                                 SCHEDULE II
                                                                  (continued)





           Lloyd D. Baker is a Vice President of Greif Bros. Corporation. The loan is secured by a first mortgage on a house and lot in Delaware, Ohio and 2,000 shares of the Company's Class B Common Stock. Interest is payable at 3% per annum.

           Michael M. Bixby is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Minnesota and interest is payable at 3% per annum.

           Edward M. Bobula was a Vice President of Greif Bros. Corporation. The loan was secured by 10,000 shares of the Company's Class B Common Stock and interest was payable at 3% per annum.

           Glenn D. Bramlett is a Director of Down River International, Inc. The loan is secured by 17,650 shares of the Company's Class B Common Stock and interest is payable at 10% per annum on $250,000 and 3% on the remaining $40,000.

           Dwight L. Dexter is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

           Kevin L. Drummond is Controller of Michigan Packaging Company. The loan is secured by a house and lot in Michigan and interest is payable at 3% per annum.

           Sandra L. Fisher is an insurance administrator of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 7% per annum.

           Michael J. Gasser is Chairman and Chief Executive Officer of Greif Bros. Corporation. The loan is secured by 5,599 shares of the Company's Class B Common Stock and a first mortgage on a house and lot in Ohio. Interest is payable at 3% per annum.

           C. J. Guilbeau is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Illinois and interest is payable at 3% per annum.

           James A. Hale is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Alabama and interest is payable at 3% per annum.

           Philip R. Metzger is Assistant Controller and Assistant Treasurer of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

           Howard S. Miller is a Director of Michigan Packaging Company. The loan is secured by 4,000 shares of the Company's Class B Common Stock and interest is payable at 7.79% per annum.

           Thomas V. Parker is a plant manager of Greif Bros. Corporation. The loan was secured by a house and lot in Ohio and interest was payable at 3% per annum.

                                  SCHEDULE II
                                  (concluded)





           Gerald L. Payne is a plant manager of Greif Bros. Corporation. The loan is secured by a house and lot in Illinois and interest is payable at 3% per annum.

           Todd W. Prasher is a division controller of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

           Lawrence A. Ratcliffe is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

           John Saldate is a plant manager of Greif Bros. Corporation. The loan is secured by a house and lot in California and interest is payable at 3% per annum.

           William R. Shew is President of Greif Board Corporation. The loan is secured by 22,500 shares of Greif Bros. Corporation Class B common stock. Interest is payable at the prime rate, as determined, and payable semi-annually on April 30th and October 31st of each year.

           William B. Sparks is Chairman of the Board of Down River International, Inc. The loan is secured by 3,124 shares of the Company's Class B Common Stock and 500 shares of the Company's Class A Common Stock. Interest is payable at 3% per annum.

           Ralph V. Stoner, Jr. is President of Michigan Packaging Company. The loan is secured by a house and lot in North Carolina and interest is payable at 3% per annum.

           J. William Weller was Assistant Tax Manager of Greif Bros. Corporation. The loan was secured by a house and lot in Ohio and interest was payable at 3% per annum.

           Jeffrey C. Wood is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

                                    SCHEDULE V
                               GREIF BROS. CORPORATION
                               AND SUBSIDIARY COMPANIES
                 CONSOLIDATED PROPERTIES, PLANTS AND EQUIPMENT (IN $000)
                                                        Other           Balance
                         Balance at Additions           Changes         at End
                         Beginning  at         Retire-  Add             of
Description              of Period  Cost       ments    (Deduct)        Period

Year ended October 31, 1992:
Timber Properties, less
  depletion              $  2,701   $    109   $   45   $     (3) (A)   $  2,762

Land                     $  9,159   $     50   $  -0-   $    (61) (A)   $  9,148

Land Improvements           2,773      2,478      -0-         -0-          5,251
Buildings                  70,616      5,163      222         125 (A)(B)  75,682
Machinery & Equipment     180,817     19,932    1,685     (2,229) (A)(B) 196,835
Furniture & Fixtures        5,135        507      181        (47) (A)      5,414
Construction in Process     7,758     15,202      -0-         -0-         22,960

                          267,099     43,282    2,088     (2,151)        306,142

                         $276,258    $43,332   $2,088    $(2,212)       $315,290

Year ended October 31, 1993:

Timber Properties, less
 depletion               $  2,762    $   530   $  -0-    $    (2) (A)   $  3,290

Land                     $  9,148    $   497   $  -0-    $   (36) (A)(B)$  9,609

Land Improvements           5,251        139       23         -0-          5,367
Buildings                  75,682      5,533      101       (333) (A)(B)  80,781
Machinery & Equipment     196,835     21,707    4,777       (982) (A)(B) 212,783
Furniture & Fixtures        5,414        419      152          11 (A)(B)   5,692
Construction in Process    22,960     45,692      -0-         -0-         68,652

                          306,142     73,490    5,053    (1,304)         373,275

                         $315,290    $73,987   $5,053   $(1,340)        $382,884

Year ended October 31, 1994:

Timber Properties, less
 depletion               $  3,290    $   350   $  -0-   $    (1) (A)    $  3,639

Land                     $  9,609    $   928   $    3   $   (13) (A)    $ 10,521

Land Improvements           5,367      2,491       22        -0-           7,836
Buildings                  80,781     11,793      349      (125) (A)      92,100
Machinery & Equipment     212,783     75,109    2,097      (334) (A)     285,461
Furniture & Fixtures        5,692        477      181       (23) (A)       5,965
Construction in Process    68,652        -0-   50,516        -0-          18,136

                          373,275     89,870   53,165      (482)         409,498

                         $382,884    $90,798  $53,168   $  (495)        $420,019

(A)  Effect of Translation gain (loss) in accordance with FASB #52.
(B) Certain assets were reclassified during the year to reflect the current year's presentation.

                                       SCHEDULE VI
                                 GREIF BROS. CORPORATION
                                 AND SUBSIDIARY COMPANIES
                       CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION
               AND AMORTIZATION OF PROPERTIES, PLANTS AND EQUIPMENT (IN $000)
                                    Additions           Other           Balance
                         Balance at Charged to          Changes         at End
                         Beginning  Costs and  Retire-  Add             of
                         of Period  Expenses   ments    (Deduct)        Period

Year ended October 31, 1992:
Land Improvements        $   1,927  $    238   $   -0-  $   -0-         $  2,165

Buildings                   25,497     2,337        55      210   (A)(B)  27,989

Machinery & Equipment      123,874    15,261     1,639  (1,434)   (A)(B) 136,062

Furniture & Fixtures         3,788       456       165     (31)   (A)      4,048

                          $155,086   $18,292    $1,859 $(1,255)         $170,264

Year ended October 31, 1993:

Land Improvements         $  2,165   $   269    $   21 $    -0-         $  2,413

Buildings                   27,989     2,541        90    (175)   (A)(B)  30,265

Machinery & Equipment      136,062    15,587     4,517    (589)   (A)(B) 146,543

Furniture & Fixtures         4,048       447       147     (11)   (A)(B)   4,337

                          $170,264   $18,844    $4,775   $(775)         $183,558

Year ended October 31, 1994:

Land Improvements        $   2,413  $    351  $     21   $  -0-         $  2,743

Buildings                   30,265     2,866       304     (65)    (A)    32,762

Machinery & Equipment      146,543    18,069     1,951    (264)    (A)   162,397

Furniture & Fixtures         4,337       431       173      (9)    (A)     4,586

                          $183,558   $21,717    $2,449   $(338)         $202,488

(A)  Effect of Translation gain (loss) in accordance with FASB #52.
(B) Certain assets were reclassified during the year to reflect the current year's presentation.

                                SCHEDULE VIII
                            GREIF BROS. CORPORATION
                            AND SUBSIDIARY COMPANIES
             CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN $000)

                                         Additions
                         Balance at  Charged to Charged to            Balance at
                         Beginning   Costs and  Other                 End of
Description              of Period   Expenses   Accounts   Deductions Period

Year ended October 31, 1992:
Reserves deducted from
 applicable assets:
For doubtful items--
 trade accounts
 receivable              $  965      $701       $16 (A)     $717 (B)   $  965
For doubtful items--
 other notes and
 accounts receivable        697       -0-       -0-          -0-          697

Total reserves deducted
 from applicable assets  $1,662      $701       $16          $717       $1,662

Year ended October 31, 1993:

Reserves deducted from
 applicable assets:
For doubtful items--
 trade accounts
 receivable              $  965      $364       $24 (A)      $414 (B)   $  939
For doubful items--
 other notes and
 accounts receivable        697       -0-       -0-           -0-          697

Total reserves deducted
 from applicable assets  $1,662      $364       $24          $414       $1,636


Year ended October 31, 1994:

Reserves deducted from
 applicable assets:
For doubtful items--
 trade accounts
 receivable              $  939      $398       $23 (A)      $371 (B)   $  989
For doubtful items--
 other notes and
 accounts receivable        697       -0-       -0-           -0-          697

Total reserves deducted
 from applicable assets  $1,636      $398       $23          $371       $1,686

(A)  Collections of accounts previously written off.
(B)  Accounts written off.

                                  SCHEDULE X
                            GREIF BROS. CORPORATION
                            AND SUBSIDIARY COMPANIES
              CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                  (IN $000)


                               Charged to costs and expenses,

                               For the years ended October 31,
       Item                             1992          1993          1994
Maintenance and repairs               $22,530       $22,110       $24,581

Depreciation, depletion and amorti-
 zation of properties, plants and
 equipment                            $18,315       $18,881       $21,758

Depreciation and amortization of in-
 tangible assets, preoperating costs
 and similar deferrals                (A)           (A)           (A)

Taxes, other than income taxes:
Payroll                               $ 9,088       $ 9,505       $ 9,630
Real estate, personal property
 and other                              5,122         4,905         4,806



                                      $14,210       $14,410       $14,436

Rents                                 (A)           (A)          (A)

Royalties                             (A)           (A)          (A)

Advertising costs                     (A)           (A)          (A)




(A) Amount not stated because such amount does not exceed 1% of total sales and revenues.