Form 10-Q
period 1995-01-31
GREIF BROTHERS CORP
filed 1995-03-16
CIK 43920

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1995          Commission File Number     1-566





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

                         Class A Common Stock  5,436,586 shares
                         Class B Common Stock  6,652,174 shares