Form 10-Q
period 1995-04-30
GREIF BROTHERS CORP
filed 1995-06-12
CIK 43920

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   April 30, 1995          Commission File Number     1-566




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

                    Class A Common Stock  10,873,172 shares
                    Class B Common Stock  13,257,068 shares