Form 10-Q
period 1995-07-31
GREIF BROTHERS CORP
filed 1995-09-11
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q

                       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended        July 31, 1995     Commission File Number       1-566




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

                            Class A Common Stock 10,873,172 shares
                            Class B Common Stock 13,201,793 shares