Form 10-K
period 1995-10-31
GREIF BROTHERS CORP
filed 1996-01-10
CIK 43920

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    October 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 15, 1995:

              Class A Common Stock 10,873,172 shares
              Class B Common Stock 12,001,793 shares

               Documents Incorporated by Reference

               Document                      Incorporated into
Portions of Annual Report to Shareholders    Part I, Part II, Part IV
 for the year ended October 31, 1995

                              PART I

Item 1.  Business

       Information on the nature, type of business and industry segments, contained on pages 43-45 in the Company's 1995
Annual Report to Shareholders, is incorporated in the Form 10-K
Annual Report.*

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
       Fontana                    Steel drums
       LaPalma                    Fibre drums
       Morgan Hill                Fibre drums
       Sacramento                 General office
       Stockton                   Corrugated honeycomb
       Stockton                   Wood cut stock

Georgia
       Macon                      Corrugated honeycomb
       Tucker                     Fibre drums

Illinois
       Blue Island                Fibre drums
       Chicago                    Steel drums
       Joliet                     Steel drums
       Lombard                    General office
       Northlake                  Fibre drums and plastic drums
       Posen                      Corrugated honeycomb

Indiana
       Albany  (3)                Corrugated containers


       *Except as specifically indicated herein, no other data appearing in the Company's 1995 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.


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

Kentucky
       Louisville                 Wood cut stock

Louisiana
       St. Gabriel                Steel drums and plastic drums

Maryland
       Sparrows Point             Steel drums

Massachusetts
       Mansfield                  Fibre drums
       Westfield                  Fibre drums
       Worcester                  Plywood reels

Michigan
       Eaton Rapids               Corrugated sheets
       Grand Rapids               Corrugated sheets
       Mason                      Corrugated sheets
       Taylor                     Fibre drums
       Wayne                      Corrugated containers

Minnesota
       Minneapolis                Fibre drums
       Rosemount                  Multiwall bags
       St. Paul                   Tight cooperage
       St. Paul   (6)             General office

Mississippi
       Durant                     Plastic products
       Jackson   (7)              General office

Missouri
       Kirkwood                   Fibre drums

Nebraska
       Omaha                      Multiwall bags



Item 2.  Properties  (continued)

       Location                          Products Manufactured

New Jersey
       Rahway                     Fibre drums and plastic drums
       Spotswood                  Fibre drums
       Springfield  (8)           National accounts sales
office
       Teterboro                  Fibre drums
       Phillipsburg               Plywood reels

New York
       Lindenhurst  (9)           Research center
       Syracuse                   Fibre drums and steel drums

North Carolina
       Bladenboro                 Steel drums
       Charlotte                  Fibre drums
       Concord                    Corrugated sheets


Ohio
       Caldwell                   Steel drums
       Canton  (10)               Corrugated containers
       Cleveland  (11)            Corrugated containers
       Delaware                   Principal office
       Fostoria                   Corrugated containers
       Hebron                     Plastic products and containers
       Massillon                  Recycled containerboard
       Tiffin                     Corrugated containers
       Youngstown                 Steel drums
       Zanesville                 Corrugated containers and sheets

Oregon
       White City                 Laminated panels

Pennsylvania
       Chester                    Fibre drums
       Darlington                 Fibre drums and plastic drums
       Hazleton                   Corrugated honeycomb
       Kelton (12)                Corrugated honeycomb
       Reno  (13)                 Corrugated containers
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

Texas
       Angleton                   Steel drums
       Fort Worth                 Fibre drums
       LaPorte                    Fibre drums, steel drums and plastic drums
       Waco                       Corrugated honeycomb

Virginia
       Amherst                    Containerboard

Washington
       Woodland                   Corrugated honeycomb and wood cut stock

West Virginia
       New Martinsville           Corrugated containers

Wisconsin
       Sheboygan                  Fibre drums

Canada
       Belleville, Ontario        Fibre drums and plastic
products
       Bowmanville, Ontario       Spiral tubes
       Fort Frances, Ontario      Spiral tubes
       Fruitland, Ontario         Drum hardware and machine
shop
       LaSalle, Quebec            Fibre drums and steel drums
       Lloydminster, Alberta      Steel drums, fibre drums and plastic drums
       Maple Grove, Quebec        Pallets
       Milton, Ontario            Fibre drums
       Niagara Falls, Ontario     General office
       Pointe Aux Trembles,
        Quebec                    Fibre drums and spiral tubes
       Stoney Creek, Ontario      Steel drums

Note:  All properties are held in fee except as noted below.

          Exceptions:
          ( 1)                    Lease expires March 31, 1997
          ( 2)                    Lease expires March 30, 1996
          ( 3)                    Lease expires January 31, 1998
          ( 4)                    Lease expires June 30, 1999
          ( 5)                    Lease expires March 31, 1999
          ( 6)                    Lease expires December 31, 1999
          ( 7)                    Lease expires November 30, 1995
          ( 8)                    Lease expires September 7, 1997

Item 2.  Properties  (concluded)

          ( 9)                    Lease expires December 31, 2000
          (10)                    Lease expires March 31, 1998
          (11)                    Lease expires November 30, 1995
          (12)                    Lease expires April 30, 1996
          (13)                    Lease expires February 28, 1996


       The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 320,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Nova Scotia, Ontario and Quebec in Canada.

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

       A reserve for $2,000,000 has been recorded by the Company during fiscal 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

       There have been no matters submitted to a vote of security holders.

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters

       The following information contained in the 1995 Annual
Report to Shareholders is incorporated by reference in this Form
10-K Annual Report:*

       Information concerning the principal market on which the Registrant's common stock is traded, high and low sales price of this stock for each quarterly period during the last two fiscal years and number of shareholders is contained on page 41 of the 1995 Annual Report to Shareholders.

       The Company generally pays five dividends of varying amounts during its fiscal year computed on the basis described in
Note 4, page 34 of the 1995 Annual Report to Shareholders. The annual dividends paid for the last three fiscal years are contained on page 30.

Item 6.  Selected Financial Data

       The 5-year selected financial data, contained on page 41 of the 1995 Annual Report to Shareholders, is incorporated in this Form 10-K Annual Report.*

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

       The following information contained in the 1995 Annual
Report to Shareholders is incorporated by reference in this Form
10-K Annual Report:*

          Management's Discussion and Analysis of Liquidity and
            Capital Resources and Results of Operations - pages
            46-50.

Item 8.  Financial Statements and Supplementary Data

       The following information contained in the 1995 Annual
Report to Shareholders is incorporated by reference in this Form
10-K Annual Report:*

       The consolidated financial statements and the report thereon of management and Price Waterhouse LLP dated December
1, 1995 - pages 26 through 40.

       The selected quarterly financial data - page 41.





       *Except as specifically indicated herein, no other data appearing in the Company's 1995 Annual Report to Shareholders is deemed to be filed as part of this Form 10-K Annual Report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

       There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.



                             PART III

Item 10.  Directors and Executive Officers of the Registrant

       The following information relates to Directors of the
Company:
<CAPTIONS>
                                                                    Year first
                        Date present             Other positions      became
   Name                 term expires             and offices held    Director
Michael J. Gasser      (Note:  All Directors    See response below.    1991
                       are elected annually
Charles R. Chandler(A) for the ensuing year     See response below.    1987
                       and serve until their
Naomi C. Dempsey(B)    successors are elec-     None.                  1995
                       ted and qualify.  The
Allan Hull(C)          annual meeting is        See response below.    1947
                       held on the fourth
Robert C. Macauley(D)  Monday of February.)     See response below.    1979

William B. Sparks, Jr.                          See response below.    1995

J Maurice Struchen(E)                           None.                  1993

(A) Charles R. Chandler (age 60) has been, for more than the past five years, the President and Chief Operating Officer of Virginia Fibre Corporation. He is a member of the Executive and Audit Committees.

(B)   Naomi C. Dempsey (age 79) is a member of the Compensation,
      Stock Option and Audit Committees.

(C) Allan Hull is and has been, for more than the past five years, a partner and practicing attorney with Hull and Hull, Legal Counsel, Cleveland, Ohio. See below for present positions with the Company.

(D) Robert C. Macauley (age 72) has been, for more than the past five years, the Chief Executive Officer of Virginia Fibre Corporation. He is a member of the Compensation Committee. He is also a director for W. R. Grace & Co.

Item 10.  Directors and Executive Officers of the Registrant
(continued)

(E) J Maurice Struchen (age 75) has been, for more than the past five years, the retired former Chairman and Chief Executive Officer of Society Corporation. He is a member of the Compensation, Stock Option and Audit Committees. He is also a director for Forest City Enterprises, Inc.

      Mr. Gasser, for more than the past five years, has been a full-time officer of the Company (see below).

      Mr. Sparks was elected President and Chief Operating
Officer in 1995.  Prior to that time, he served as Chief
Executive Officer of Down River International, Inc. (see below).

      The following information relates to Executive Officers of the Company (elected annually):
                                                                  Year first
                                                                   became
                                                                  Executive
   Name                   Age     Positions and Offices            Officer


Michael J. Gasser         44   Chairman of the Board of             1988
                               Directors and Chief Executive
                               Officer, member of the Executive
                               and Finance Committees

William B. Sparks, Jr.    54   Director, President and Chief        1995
                               Operating Officer, member of the
                               Executive and Finance Committees

Allan Hull                82   Director, Vice President,            1964
                               General Counsel, member
                               of the Executive Com-
                               mittee

John P. Berg              75   President Emeritus, member of the    1972
                               Finance Committee and General
                               Manager of Western Division

Lloyd D. Baker            62   Vice President, member of the        1975
                               Finance Committee

Leonard W. Berkheimer     61   Vice President                       1990

Michael M. Bixby          52   Vice President                       1980

Richard R. Caron          63   Vice President                       1990

Herbert L. Carpenter, Jr. 73   Vice President, General Manager      1976
                               of Cullman Supply Company



Item 10.  Directors and Executive Officers of the Registrant
(continued)
                                                                  Year first
                                                                   became
                                                                  Executive
   Name                 Age       Positions and Offices            Officer


John P. Conroy            66   Vice President and Secretary          1991

Edward L. Dean            60   Vice President                        1985

Dwight L. Dexter          44   Vice President                        1990

Richard E. Gerstner       47   Vice President                        1990

Harrison C. Golway, Jr.   66   Vice President                        1985

C. J. Guilbeau            48   Vice President, General Manager       1986
                               of Eastern Division

Thomas A. Haire           47   Vice President                        1991

James A. Hale             55   Vice President                        1990

Ralph A. Kelley           74   Vice President                        1976

Jerry D. Kidd             60   Vice President                        1992

Anthony Lanza             79   Vice President                        1991

Sally W. Messner          59   Vice President                        1993

Philip R. Metzger         48   Treasurer                             1995

John B. Pope              80   Vice President                        1995

Gail T. Randich           61   Vice President                        1991

Lawrence A. Ratcliffe     54   Vice President and Director           1991
                               of Industrial Relations

Russell J. Rehark         84   Treasurer Emeritus                    1972

John S. Ries              53   Vice President                        1994

James T. Robinson         53   Vice President                        1990

Harley G. Sasse           50   Vice President                        1990

Alvis H. Snipes           90   Vice President                        1947

Robert G. Straley         44   Vice President                        1990


Item 10.  Directors and Executive Officers of the Registrant
(continued)
                                                                  Year first
                                                                   became
                                                                  Executive
   Name                  Age       Positions and Offices           Officer


Kenneth R. Swanson        55   Vice President                        1990

Ronald L. Waterman, Sr.   56   Vice President                        1989

Jeffrey C. Wood     43     Vice President                 1992

       Except as indicated below, each Executive Officer has served in his present capacity for at least five years.

       Mr. John P. Conroy was elected Vice President in 1991.
During 1994, Mr. Conroy was elected Secretary. Prior to 1994, he was Assistant Secretary. Mr. Conroy has been a member of the Administrative Committee since 1972.

       Mr. Thomas A. Haire was elected Vice President in 1991.
During the last five years, he has been manager of the research facility located in Lindenhurst, New York and continues to serve in this capacity.

       Mr. Anthony Lanza was elected Vice President in 1991. During the last five years, he has been General Manager - Steel Drum Operations for the former Seymour & Peck Division. He currently serves in this capacity for the Eastern Division.

       Mr. Gail T. Randich was elected Vice President in 1991. During the last five years, he has served as Manager - Midwest Operations for the former Seymour & Peck Division. Mr. Randich continues to serve in this capacity for the Eastern Division.

       Mr. Lawrence A. Ratcliffe was elected Vice President in
1991.  During 1994, Mr. Ratcliffe became Director of Industrial
Relations. Prior to 1994, he served as Assistant Director of Industrial Relations.

       Mr. Jerry D. Kidd was elected Vice President in 1992. During the last five years, he has served as division purchasing manager for the former Norco and former West Coast Divisions. Mr. Kidd currently serves as division purchasing manager for the Western Division.

       Mr. Jeffrey C. Wood was elected Vice President in 1992. Prior to that time, he has served as a divisional fleet manager for the former East Coast Division. Mr. Wood now performs this service in a corporate capacity. In 1994, Mr. Wood was elected to the Administrative Committee.

       Mrs. Sally W. Messner was elected Vice President in
1993. During the last five years, she has served as tax manager for the Corporation. She continues to serve in this capacity.

       Mr. John S. Ries was elected Vice President in 1994.
During the last five years, he has been the Division Controller for the former Norco and former West Coast Divisions. He currently serves as Division Controller for the Western Division.

Item 10.  Directors and Executive Officers of the Registrant
(concluded)

       Mr. Philip R. Metzger was elected Treasurer in 1995.
Prior to that time, he served as Assistant Treasurer and Assistant Controller.

       Mr. John B. Pope was elected Vice President in 1995.
During the last five years, Mr. Pope served as a manager in the corporate office.

Item 11.  Executive Compensation

       The following table sets forth the compensation for the
three years ended October 31, 1995 for each of the named
executive officers.
                                                                       Number
                                                                       of Stock
                                                     Deferred    All   Options
Name and Position           Year   Salary    Bonus Compensation Other  Granted
Michael J. Gasser           1995  $205,615  $166,841                      30,000
Chairman
Chief Executive Officer     1994  $143,166  $99,999

                            1993  $110,040  $35,000

Charles R. Chandler         1995  $433,803  $111,977  $236,537  $219,807  10,000
Director
President and Chief         1994  $414,421  $94,952   $218,411  $52,794
Operating Officer of
Virginia Fibre Corporation  1993  $423,308  $126,013  $201,670  $21,294

Robert C. Macauley          1995  $316,500  $106,065  $56,222   $1,873,470
Director
Chief Executive Officer of  1994  $356,750  $90,172   $40,593   $445,410
Virginia Fibre Corporation
                            1993  $353,550  $104,782  $33,990   $146,520

John P. Berg                1995  $146,304  $103,416                      10,000
President Emeritus
                            1994  $140,004  $93,844

                            1993  $132,766  $88,532

William B. Sparks, Jr.      1995  $173,048  $105,000                      20,000
Director
President and Chief         1994  $140,616  $53,000
Operating Officer
                            1993  $134,568  $48,500

       For many years, the Board of Directors has voted bonuses to employees, acting within its complete discretion, based upon the progress of the Company, and upon the contributions of the particular employees to that progress, and upon individual merit, which determines, in the action of the Board, the bonus a specific employee may receive, if any.

       Mr. Michael J. Gasser, Chairman and Chief Executive Officer, on November 1, 1995, entered into an employment agreement with Greif Bros. Corporation principally providing for (a) the employment of Mr. Gasser as Chairman and Chief Executive Officer for a term of 15 years; (b) the right of Mr. Gasser to extend his employment on a year-to-year basis until he reaches the age of 65; (c) the agreement of Mr. Gasser to devote all of his time, attention, skill and effort to the performance of his duties as an officer and employee of Greif Bros. Corporation, and; (d) the fixing of the minimum basic salary during such period of employment to the current year's salary plus any additional raises authorized by the Board of Directors within two fiscal years following October 31, 1995.

       Mr. William B. Sparks, Jr., President and Chief Operating Officer, on November 1, 1995, entered into an employment agreement with Greif Bros. Corporation principally providing for (a) the employment of Mr. Sparks as President and Chief Operating Officer for a term of 11 years; (b) the agreement of Mr. Sparks to devote all of his time, attention, skill and effort to the performance of his duties as an officer and employee of Greif Bros. Corporation, and;
(c) the fixing of the minimum basic salary during such period of employment to the current year's salary plus any additional raises authorized by the Board of Directors within two fiscal years following October 31, 1995.

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

       Mr. Robert C. Macauley, Chairman and Chief Executive Officer of Virginia Fibre Corporation, on August 1, 1986, entered into an employment agreement with Virginia Fibre Corporation, principally providing for (a) the employment of Mr. Macauley as Chairman and Chief Executive Officer for a term of 10 years, (b) the agreement of Mr. Macauley to devote his time, attention, skill and effort to the performance of his duties as an officer and employee of Virginia Fibre Corporation, and (c) the fixing of minimum basic salary during such period of employment at $175,000 per year. During the 1992 fiscal year, the employment contract with Mr. Macauley was amended to increase the original term to 18 years and to increase the minimum basic salary during the remainder of the employment period to $275,000 per year.

       Effective during fiscal 1993, no Directors' fees are paid to Directors who are full-time employees of the Company or its subsidiary companies. Directors who are not employees of the Company receive $20,000 per year plus $1,000 for each audit, compensation and stock option meeting that they attend.

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

       Under the above Deferred Compensation Contracts, the annual amounts payable to the executive or his surviving spouse are diminished by the amounts receivable under the Virginia Fibre Corporation's defined benefit pension plan. Mr. Macauley's estimated accrued benefit from the Deferred Compensation Contract is $85,502 per year for 10 years and $57,001 per year for an additional 5 years. Mr. Chandler's estimated accrued benefit from the Deferred Compensation Contract is $202,137 per year for 10 years and $134,758 per year for an additional 5 years.

       The dollar amount in the all other category is the compensation attributable to the 1991 Virginia Fibre Corporation stock option plan to certain key Virginia Fibre Corporation employees. This amount is the difference between the option price and the value attributable to the stock based upon the performance of Virginia Fibre Corporation.

       During 1995, the Company adopted an Incentive Stock Option Plan which provides the granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of the Company's Class A Common Stock which options may be granted shall not exceed 1,000,000 shares. Under the terms of the Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable after two years from the date of grant.

       The following table sets forth certain information with respect to options to purchase Class A Common Stock granted during the year ended October 31, 1995 to each of the named executive officers.

                          OPTION GRANTS TABLE
                                                   Potential Net Realizable
                                                      Value at Assumed
                                                     Annual Rates of Stock
                                                     Price Appreciation for
                     Individual Grants                Option Term (2)
                              % of Total
                                Options
                               Granted to
                   Number of   Employees  Exercise
                    Options    in Fiscal Price Per Expiration
    Name           Granted (1)   Year      Share      Date        5%       10%

Michael J. Gasser     30,000      15%    $26.19  04/17/05    $494,123 $1,252,203
Charles R. Chandler   10,000       5%    $26.19  04/17/05    $164,708 $417,401
Robert C. Macauley       -0-     -0-%       N/A       N/A         N/A      N/A
John P. Berg          10,000       5%    $26.19  04/17/05    $164,708 $417,401
William B. Sparks, Jr.20,000      10%    $26.19  04/17/05    $329,415 $834,802

(1) The options granted are exercisable on April 17, 1997.

(2) The values shown are based on the indicated assumed rates of
appreciation compounded annually.   Actual gains realized, if any,
are based on the performance of the Class A Common Stock. There is no assurance that the values shown will be achieved.

       The following table sets forth certain information with respect to the exercise of options to purchase Class A Common Stock during the year ended October 31, 1995, and the unexercised options held and the value thereof at that date, by each of the named executive officers:

                AGGREGATE OPTION EXERCISES AND FISCAL
                    YEAR-END OPTION VALUES TABLE

                                 Value    Number of Unexer-   Value of In-The-
                     Shares     Realized  cised Options Held  Money Options Held
                    Acquired      upon       at Year-End         at Year-End
   Name           on Exercise   Exercise  Exer-     Unexer-    Exer-    Unexer-
                                          cisable   cisable    cisable  cisable
Michael J. Gasser       -0-       $-0-      -0-        30,000   $-0-     $-0-
Charles R. Chandler     -0-       $-0-      -0-        10,000   $-0-     $-0-
Robert C. Macauley      -0-       $-0-      -0-           -0-   $-0-     $-0-
John P. Berg            -0-       $-0-      -0-        10,000   $-0-     $-0-
William B. Sparks, Jr.  -0-       $-0-      -0-        20,000   $-0-     $-0-

       In 1991, the shareholders of Virginia Fibre Corporation granted non-incentive (as defined in the Internal Revenue Code) stock options to Mr. Robert C. Macauley to purchase up to 135,000 shares of common stock of Virginia Fibre Corporation at a price of $31.26 per share. The options are exercisable for a period of 15 years from the date of grant.

       In addition to the above, Mr. Macauley and Mr. Charles R. Chandler were granted incentive stock options to purchase shares of Virginia Fibre Corporation stock. Mr. Macauley has the option to purchase up to 15,000 shares of Virginia Fibre Corporation stock at an option price, $35.00, which was not less than 110% of the fair market value of such stock at the time the options were granted. Mr. Chandler has the option to purchase up to 22,050 shares of Virginia Fibre Corporation stock at a price of $31.26 per share. The options are exercisable for a period of 10 years from the date of grant.

       No options were exercised during 1995, 1994 or 1993 by Mr.
Macauley or Mr. Chandler.

                   DEFINED BENEFIT PENSION TABLE
                                 Annual Benefit for Years of Service

   Remuneration         15              20                25             30
   $375,000            $26,250         $35,000           $43,750        $52,500

   $270,000            $26,250         $35,000           $43,750        $52,500

   $200,000            $26,250         $35,000           $43,750        $52,500

   $140,000            $24,500         $32,667           $40,833        $49,000

Name of individual                     Remuneration used   Estimated
  or number of        Credited Years   for Calculation of annual benefits
 persons in group      of service        Annual Benefit   under retirement plan
Michael J. Gasser          16              $253,554          $28,000

John P. Berg               38              $234,955          $52,500

William B. Sparks, Jr.      1              $235,400          $1,750

Charles R. Chandler        23              $209,224          $48,122

Robert C. Macauley         23              $209,224          $48,122

       The registrant's pension plan is a defined benefit pension plan with benefits based upon the average of the three consecutive highest-paying years of total compensation and upon years of credited service up to 30 years.

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

       The annual compensation for Michael J. Gasser, Chairman of the Board and Chief Executive Officer of the Registrant, is reviewed annually by the Compensation Committee of the Board of Directors. Mr. Gasser's salary is based upon various measurements which are tied to the performance of Greif Bros. Corporation.

       The Compensation Committee, made up primarily of outside directors, reviews the total compensation paid to Mr. Gasser and other executive officers.

             Members of the Compensation Committee are:


                           Naomi C. Dempsey
                           Robert C. Macauley
                           J Maurice Struchen

Item 11.  Executive Compensation  (concluded)


       The following graph compares the Registrant's stock performance to that of the Standard and Poor's 500 Index and its industry group (Peer Index). This graph, in the opinion of management, would not be free from the claim that it fails to fully and accurately represent the true value of the Company.

                      STOCK PERFORMANCE CHART
                                  S&P 500
YEAR               GBC STOCK       INDEX          PEER INDEX
1990               100            100             100
1991               125            129             172
1992               129            138             175
1993               142            154             149
1994               159            155             184
1995               184            191             192

The Peer Index is comprised of the paper containers index and paper and forest products index as shown in the Standard & Poor's
Statistical Services Guide.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

       The following ownership is as of December 15, 1995:
                             Class of Type of       Number of   Percent
  Name and Address           stock    ownership     shares      of class
Naomi C. Dempsey             Class B  Record and    6,043,236   50.35%
782 W. Orange Road                    Beneficially
Delaware, Ohio

Naomi C. Dempsey, Trustee    Class B See (1) below 1,663,040    13.86%

John C. Dempsey              Class B Record and      480,000     4.00%
621 Pennsylvania Avenue              Beneficially
Delaware, Ohio

Robert C. Macauley           Class B Record and    1,200,000    10.00%
161 Cherry Street                    Beneficially
New Canaan, Connecticut

(1)                     Held by Naomi C. Dempsey as successor
                        trustee in the Naomi A. Coyle Trust.  John
                        C. Dempsey is the beneficial owner of
                        these shares.


       The following information regarding directors is as of December 15, 1995:

                                     Title and Percent of Class
      Name                              Class A       %
Charles R. Chandler                        400       -0-%

Naomi C. Dempsey                           -0-       -0-%

Michael J. Gasser                          -0-       -0-%

Allan Hull                                 -0-       -0-%

Robert C. Macauley                         -0-       -0-%

William B. Sparks, Jr.                   1,086      0.01%

J Maurice Struchen                         -0-       -0-%

Item 12.  Security Ownership of Certain Beneficial Owners and
Management (concluded)

                                      Title and Percent of Class
      Name                            Class B         %
Charles R. Chandler                      4,000      0.03%

Naomi C. Dempsey                     7,706,276     64.21%

Michael J. Gasser                       11,798      0.10%

Allan Hull                             149,600      1.25%

Robert C. Macauley                   1,200,000     10.00%

William B. Sparks, Jr.                   6,248      0.05%

J Maurice Struchen                       7,400      0.06%



      In addition to the above referenced shares, Messrs. Gasser, Hull and Baker serve as Trustees of the Greif Bros. Corporation Employees' Retirement Income Plan, which holds 123,752 shares of Class A Common Stock and 76,880 shares of Class B Common Stock. Messrs. Conroy, Hull and Ratcliffe serve as Trustees for the Greif Bros. Corporation Retirement Plan for Certain Hourly Employees, which holds 875 shares of Class B Common Stock. The Trustees of these plans, accordingly, share voting power in these shares.

      The Class A Common Stock has no voting power, except when four quarterly cumulative dividends upon the Class A Common Stock are in arrears.

      Each class of the following equity securities are owned or controlled by management (i.e. all Directors and Officers) as of December 15, 1995:

          Title of                   Amount              Percent
          class of stock        beneficially owned      of class
          Class A                     10,108               0.09%
          Class B                  9,211,236              76.70%

Item 13.  Certain Relationships and Related Transactions

      The law firm of Hull & Hull received $525,950 in fees for legal services to the Corporation plus reimbursement of out-of-pocket expenses of $42,120. Mr. Allan Hull, attorney-at-law, is Vice President, General Counsel, member of the Executive Committee and a Director of Greif Bros. Corporation and a partner in the firm of Hull & Hull.

Item 13.  Certain Relationships and Related Transactions
(concluded)

      A subsidiary of the Company annually contributes money to a world-wide relief organization. The founder and chairman of this non-profit organization is also the founder and chairman of the subsidiary company and is a director of the Registrant. During 1995 the subsidiary company contributed approximately $4,250,000 to this organization.

      There are loans that have been made by the Company to certain employees, including certain officers and directors of the Company.



                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  The following documents are filed as part of this report:
                                                       Page in
                                                     Annual Report*

  (1) Financial Statements:
      Consolidated Statements of Income for the
       three years ended October 31, 1995            26

      Consolidated Balance Sheets at October
       31, 1995 and 1994                             27-28

      Consolidated Statements of Cash Flows
       for the three years ended October 31, 1995    29

      Consolidated Statements of Changes in
       Shareholders' Equity for the three years
       ended October 31, 1995                        30

      Notes to Consolidated Financial Statements     31-38

      Report of Management's Responsibilities        39

      Report of Independent Accountants              40

      Selected Quarterly Financial Data (unaudited)  41


     * Incorporated by reference from the indicated pages of the 1995 Annual Report to Shareholders.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K (concluded)

  (2) Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement
       Schedules

      Consolidated Valuation and Qualifying Accounts and
       Reserves (Schedule II)

  (3) Exhibits:

      No.

      (11.)  Statements Re:  Computation of Per Share Earnings

      (13.)  1995 Annual Report to Shareholders

      (21.)  Subsidiaries of the Registrant

(b)  Reports on Form 8-K

  (1) No reports on Form 8-K have been filed during the last quarter of fiscal 1995.


       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1995, excepting indebtedness incurred in the ordinary course of business which is not in default.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GREIF BROS. CORPORATION
                                     (Registrant)



Date             January 10, 1996                    By

                                                        John K. Dieker
                                                        Controller



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Michael J. Gasser                                Charles R. Chandler
Chairman of the Board of Directors               Member of the Board of
Directors





Naomi C. Dempsey                                Allan Hull
Member of the Board of Directors                Member of the Board of Directors





Robert C. Macauley                              William B. Sparks, Jr.
Member of the Board of Directors                Member of the Board of Directors




J Maurice Struchen
Member of the Board of Directors



Each of the above signatures is affixed as of January 10, 1996.

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULES





To the Board of Directors
of Greif Bros. Corporation


       Our audits of the consolidated financial statements referred to in our report dated December 1, 1995 appearing on page 40 of the 1995 Annual Report to Shareholders of Greif Bros. Corporation, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in
Item 14 (a) (2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







PRICE WATERHOUSE LLP


Columbus, Ohio
December 1, 1995

                                                               SCHEDULE II

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

Year ended October 31, 1995:

 Reserves deducted from
   applicable assets:
  For doubtful items--
   trade accounts
    receivable              $   989       $536      $37 (A)   $773 (B)  $  789
  For doubtful items--
    other notes and
    accounts receivable         697        -0-      -0-        -0-         697

 Total reserves deducted
   from applicable assets    $1,686       $536      $37       $773      $1,486

(A)  Collections of accounts previously written off.
(B)  Accounts written off.

                                                               EXHIBIT 11


          STATEMENTS RE: COMPUTATION OF PER SHARE EARNINGS


       Net income per share was calculated using the following number of shares for the periods presented:

                                     Year Ended October 31,

                              1995              1994          1993
Class A Common Stock         10,873,172        10,873,172    10,873,172
Class B Common Stock         13,252,073        13,344,148    13,436,204



                                  Three Months Ended October 31,

                              1995                1994          1993

Class A Common Stock         10,873,172        10,873,172    10,873,172
Class B Common Stock         13,201,793        13,311,326    13,425,650
