Form 10-Q
period 1996-01-31
GREIF BROTHERS CORP
filed 1996-03-08
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended    January 31, 1996      Commission File Number  1-566


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

             Class A Common Stock  10,873,172 shares
             Class B Common Stock  12,001,793 shares