Form 10-Q
period 1996-04-30
GREIF BROTHERS CORP
filed 1996-06-07
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended April 30, 1996     Commission File Number 1-566


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No     .


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report:

              Class A Common Stock 10,873,172 shares
              Class B Common Stock 12,001,793 shares