Form 10-K
period 1996-10-31
GREIF BROTHERS CORP
filed 1997-01-27
CIK 43920

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended    October 31, 1996   Commission File Number 1-566

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

                      Title of Each Class

                     Class "A" Common Stock
                     Class "B" Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  .  No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 16, 1996, was approximately $87,427,000.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 16, 1996, was as follows:

             Class A Common Stock - 10,873,172 shares
             Class B Common Stock - 12,001,793 shares

                              PART I

Item 1.  Business

     The Company principally manufactures shipping containers and containerboard and related products which it sells to customers in many industries primarily in the United States and Canada, through direct sales contact with its customers. There were no significant changes in the business since the beginning of the fiscal year.

     The Company operates 97 locations in 28 states of the United States and in 3 provinces of Canada and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

     Due to the variety of products, the Company has many customers buying different types of the Company's products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

     Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals, metal products and others and because the Company must make spot deliveries on a day-to-day basis as its product is required by its customers, the Company does not operate on a backlog and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

     The Company's business is highly competitive in all respects (price, quality and service) and the Company experiences substantial competition in selling its products. Many of the Company's competitors are larger than the Company.

     While research and development projects are important to the Company's continued growth, the amount expended in any year is not material in relation to the results of operations of the Company.

     The Company's raw materials are principally pulpwood, waste paper for recycling, paper, steel and resins. In the current year, as in prior years, certain of these materials have been in short supply, but to date these shortages have not had a significant effect on the Company's operations.

     The Company's business is not materially dependent upon patents, trademarks, licenses or franchises.

     The business of the Company is not seasonal to any significant extent.

     The approximate number of persons employed during the year was 4,800.

Industry Segments

     The Company operates in two industry segments, shipping containers and materials (shipping containers) and containerboard and related products (containerboard).

     Operations in the shipping containers segment involve the production and sale of fibre, steel and plastic drums, multiwall bags, cooperage, dunnage, pallets, laminated particle board, wood cut stock and miscellaneous items. These products are manufactured and principally sold throughout the United States and Canada.

     Operations in the containerboard segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated products including corrugated sheets and corrugated containers. These products are manufactured and sold in the United States and Canada.

     In computing operating profit for the two industry segments, interest expense, other income and expense, timber property management costs and income taxes have not been added or deducted. These latter amounts, excluding income taxes, comprise general corporate other income and expense, net.

     Each segment's operating assets are those assets used in the manufacture and sale of shipping containers or containerboard. Corporate assets are principally cash, marketable securities, timber properties and other investments.

Item 1.  Business (concluded)

     The following segment information is presented for the three years ended
October 31, 1996, except as to asset information which is as of October 31,
1996, 1995 and 1994 (Dollars in thousands):
                                 1996            1995            1994
Net sales:
 Shipping containers             $391,315        $392,505        $353,992
 Containerboard                   246,053         326,840         229,534

                       Total     $637,368        $719,345        $583,526

Operating profit:
 Shipping containers             $ 16,736        $  9,059        $  9,573
 Containerboard                    36,926          80,476          30,306

                Total segment      53,662          89,535          39,879
 General corporate other
  income and expense, net          14,034           8,376          11,733

 Income before income taxes        67,696          97,911          51,612
 Income taxes                      24,949          37,778          17,858

                   Net income    $ 42,747        $ 60,133        $ 33,754

Identifiable assets:
 Shipping containers             $193,378        $190,982        $179,794
 Containerboard                   262,866         220,213         178,053

                Total segment     456,244         411,195         357,847
 Corporate assets                  56,094          56,467          61,227


                        Total    $512,338        $467,662        $419,074

Depreciation expense:
 Shipping containers             $ 13,282        $ 13,114        $ 13,271
 Containerboard                    12,977           9,765           8,388

                Total segment      26,259          22,879          21,659
 Corporate assets                      89              65              58


                        Total    $ 26,348        $ 22,944        $ 21,717

Property additions:
 Shipping containers             $ 16,588        $ 12,540        $ 16,226
 Containerboard                    56,160          47,593          24,065

                Total segment      72,748          60,133          40,291
 Corporate assets                   1,647             933             391

                        Total    $ 74,395        $ 61,066        $ 40,682

Item 2.  Properties

    The following are the Company's principal locations and products manufactured at such facilities or the use of such facilities.  The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs.  However, the Company expects to make further additions, improvements and consolidations of its properties as the Company's business continues to expand.
   Location              Products Manufactured/Use  Industry Segment
Alabama
  Cullman               Steel drums and machine     Shipping containers
                         shop
  Good Hope             Research center
  Mobile                Fibre drums                 Shipping containers

Arkansas
  Batesville  (1)       Fibre drums                 Shipping containers

California
  Commerce  (2)         Corrugated honeycomb        Shipping containers
  Fontana               Steel drums                 Shipping containers
  LaPalma               Fibre drums                 Shipping containers
  Morgan Hill           Fibre drums                 Shipping containers
  Sacramento            General office
  Stockton              Corrugated honeycomb        Shipping containers
  Stockton              Wood cut stock              Shipping containers

Georgia
  Macon                 Corrugated honeycomb        Shipping containers
  Tucker                Fibre drums                 Shipping containers

Illinois
  Blue Island           Fibre drums                 Shipping containers
  Chicago               Steel drums                 Shipping containers
  Joliet                Steel drums                 Shipping containers
  Lombard (3)           General office
  Northlake             Fibre drums and plastic     Shipping containers
                         drums
  Oreana                Corrugated containers       Shipping containers
  Posen                 Corrugated honeycomb        Shipping containers

Kansas
  Winfield              Steel drums                 Shipping containers
  Kansas City (4)       Steel drums                 Shipping containers
  Kansas City (5)       Fibre drums                 Shipping containers

Kentucky
  Louisville            Wood cut stock              Shipping containers
  Winchester            Corrugated containers       Containerboard

Louisiana
  St. Gabriel           Steel drums and plastic drums    Shipping containers

Item 2.  Properties  (continued)

   Location              Products Manufactured/Use  Industry Segment

Maryland
  Sparrows Point        Steel drums                 Shipping containers

Massachusetts
  Mansfield             Fibre drums                 Shipping containers
  Westfield             Fibre drums                 Shipping containers
  Worcester             Plywood reels               Shipping containers

Michigan
  Eaton Rapids          Corrugated sheets           Containerboard
  Grand Rapids          Corrugated sheets           Containerboard
  Mason                 Corrugated sheets           Containerboard
  Roseville             Corrugated containers       Containerboard
  Taylor                Fibre drums                 Shipping containers

Minnesota
  Minneapolis           Fibre drums                 Shipping containers
  Rosemount             Multiwall bags              Shipping containers
  St. Paul              Tight cooperage             Shipping containers
  St. Paul   (6)        General office

Mississippi
  Durant                Plastic products            Shipping containers
  Jackson               General office

Missouri
  Kirkwood              Fibre drums                 Shipping containers

Nebraska
  Omaha (7)             Multiwall bags              Shipping containers

New Jersey
  Rahway                Fibre drums and plastic     Shipping containers
                         drums
  Spotswood             Fibre drums                 Shipping containers
  Springfield  (8)      National accounts sales
                         office
  Teterboro             Fibre drums                 Shipping containers

New York
  Lindenhurst           Research center
  Syracuse              Fibre drums and steel drums Shipping containers

North Carolina
  Bladenboro            Steel drums                 Shipping containers
  Charlotte             Fibre drums                 Shipping containers
  Concord               Corrugated sheets           Containerboard

Item 2.  Properties  (continued)

   Location              Products Manufactured/Use  Industry Segment

Ohio
  Caldwell              Steel drums                 Shipping containers
  Canton  (9)           Corrugated containers       Containerboard
  Cleveland             Corrugated containers       Containerboard
  Delaware              Principal office
  Fostoria              Corrugated containers       Containerboard
  Hebron                Plastic products and        Shipping containers
                         containers
  Massillon             Recycled containerboard     Containerboard
  Tiffin                Corrugated containers       Containerboard
  Youngstown            Steel drums                 Shipping containers
  Zanesville            Corrugated containers and   Containerboard
                         sheets

Oregon
  White City            Laminated panels            Shipping containers

Pennsylvania
  Chester               Fibre drums                 Shipping containers
  Darlington            Fibre drums and plastic     Shipping containers
                         drums
  Hazleton              Corrugated honeycomb        Shipping containers
  Kelton (10)           Corrugated honeycomb        Shipping containers
  Reno                  Corrugated containers       Containerboard
  Stroudsburg           Rims and drum hardware      Shipping containers
  Washington            Corrugated containers and   Containerboard
                         sheets

Tennessee
  Kingsport             Fibre drums                 Shipping containers
  Memphis               Steel drums                 Shipping containers

Texas
  Angleton              Steel drums                 Shipping containers
  Fort Worth            Fibre drums                 Shipping containers
  LaPorte               Fibre drums, steel drums    Shipping containers
                          and plastic drums
  Waco                  Corrugated honeycomb        Shipping containers

Virginia
  Amherst               Containerboard              Containerboard

Washington
  Woodland              Corrugated honeycomb        Shipping containers
                          and wood cut stock

West Virginia

  Huntington            Corrugated containers and   Containerboard
                         sheets
  New Martinsville      Corrugated containers       Containerboard

Item 2.  Properties  (concluded)

   Location              Products Manufactured/Use  Industry Segment

Wisconsin
  Sheboygan             Fibre drums                 Shipping containers

Canada
  Belleville, Ontario   Fibre drums and plastic     Shipping containers
                         products
  Bowmanville, Ontario  Spiral tubes                Shipping containers
  Fort Frances, Ontario Spiral tubes                Shipping containers
  Fruitland, Ontario    Drum hardware and machine   Shipping containers
                         shop
  LaSalle, Quebec       Fibre drums and steel drums Shipping containers
  Lloydminster, Alberta Steel drums, fibre drums    Shipping containers
                          and plastic drums
  Maple Grove, Quebec   Pallets                     Shipping containers
  Milton, Ontario       Fibre drums                 Shipping containers
  Niagara Falls,
   Ontario              General office
  Pointe Aux Trembles,
   Quebec               Fibre drums and spiral      Shipping containers
                         tubes
  Stoney Creek, Ontario Steel drums                 Shipping containers
  Winona, Ontario       Machine shop

Note:  All properties are held in fee except as noted below.

          Exceptions:
          ( 1)                    Lease expires March 31, 1997
          ( 2)                    Lease expires March 31, 1997
          ( 3)                    Lease expires February 28, 1998
          ( 4)                    Lease expires June 30, 1999
          ( 5)                    Lease expires March 31, 1999
          ( 6)                    Lease expires December 31, 1999
          ( 7)                    Lease expires June 30, 1998
          ( 8)                    Lease expires September 7, 1997
          ( 9)                    Lease expires March 31, 1998
          (10)                    Lease expires April 30, 2003

    The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 307,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Nova Scotia, Ontario and Quebec in Canada.

Item 3.  Legal Proceedings

    The Company has no pending material legal proceedings.

    From time to time, various legal proceedings arise from either the Federal, State or Local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to material sanctions or sanctions greater than $100,000.

Item 3.  Legal Proceedings (concluded)

    In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. Except for the following situation, none of these violations involve or are expected to involve sanctions of $100,000 or more.

    Currently, the only exposure known to the Company which may exceed $100,000 relates to a pollution situation at its Strother Field plant in Winfield, Kansas. A record of decision issued by the U. S. Environmental Protection Agency (EPA) has set forth estimated remedial costs which could expose the Company to approximately $3,000,000 in expense under certain assumptions. If the Company ultimately is required to incur this expense, a significant portion would be paid over 10 years. The Kansas site involves groundwater pollution and certain soil pollution that was found to exist on the Company's property. The estimated costs of the remedy currently preferred by the EPA for the soil pollution on the Company's land represents approximately $2,000,000 of the estimated $3,000,000 in expense.

    The final remedies have not been selected and may be delayed for four years. In an effort to minimize its exposure for soil pollution, the Company has undertaken further engineering borings and analysis to attempt to identify a more definitive soil area which would require remediation. However, there can be no assurance that the Company will be successful in minimizing such exposure, and there can be no assurance that the total expense incurred by the Company in remediating this site will not exceed $3,000,000.

    A reserve for $2,000,000 was recorded by the Company during fiscal 1995. To date, $175,000 has been charged against the reserve.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

    The Class A and Class B Common Stock are traded on the NASDAQ Stock Market. In addition, the Class A Common Stock is still traded on the Chicago Stock Exchange. Prior to March 1996, the Class A Common Stock was traded on the Chicago Stock Exchange and there was no active market for the Class B Common Stock.

    The high and low sales prices for each quarterly period during the last two fiscal years are as follows:
                                      Quarter ended,
                            Jan. 31,  Apr. 30,  July 31,  Oct. 31,
                             1996      1996      1996      1996
Market price
 (Class A Common Stock):
    High                    $28-7/8   $32       $33       $31-1/2
    Low                     $24-1/4   $26-1/4   $26       $27-3/4

Market price
 (Class B Common Stock):
    High                    N/A       $35-1/2   $36-1/2   $36
    Low                     N/A       $27-1/2   $26-3/4   $31-1/2


                                      Quarter ended,
                            Jan. 31,  Apr. 30,  July 31,  Oct. 31,
                             1995      1995      1995      1995

Market price
 (Class A Common Stock):
    High                    $27-1/2   $28-7/8   $27-3/8   $25-1/2
    Low                     $21-3/16  $25       $22-1/4   $21-1/4

    As of December 2, 1996, there were 828 shareholders of record of the Class A Common Stock and 196 shareholders of the Class B Common Stock.

    The Company paid five dividends of varying amounts during its fiscal year computed on the basis described in Note 5 to The Consolidated Financial Statements on page 26 of this Form 10-K, which is hereby incorporated by reference. The annual dividends paid for the last three fiscal years are as follows:

         1996 fiscal year dividends per share - Class A $.48; Class B $.71 1995 fiscal year dividends per share - Class A $.40; Class B $.59 1994 fiscal year dividends per share - Class A $.30; Class B $.44

Item 6.  Selected Financial Data

    The 5-year selected financial data is as follows (Dollars in thousands, except per share amounts):
                                          YEARS ENDED OCTOBER 31,

                            1996      1995       1994       1993       1992
Net sales                 $637,368  $719,345   $583,526   $526,765   $510,995

Net income                $ 42,747  $ 60,133   $ 33,754   $ 24,609   $ 29,719

Total assets              $512,338  $467,662   $419,074   $381,183   $340,173

Long term obligations     $ 25,203  $ 14,365   $ 28,215   $ 28,390   $    960


Dividends per share of
  common stock:

  Class A Common Stock       $ .48     $ .40      $ .30      $ .30      $ .28

  Class B Common Stock       $ .71     $ .59      $ .44      $ .44      $ .41


Net income per share:

         Based on the assumption that earnings were allocated to Class A and Class B Common Stock to the extent that dividends were actually paid for the year and the remainder were allocated as they would be received by shareholders in the event of liquidation, that is, equally to Class A and Class B shares, share and share alike:

                              1996      1995       1994       1993       1992

  Class A Common Stock       $1.75     $2.39      $1.32      $ .94      $1.15

  Class B Common Stock       $1.98     $2.58      $1.46      $1.08      $1.28



    Due to the special characteristics of the Company's two classes of stock
(see Note 5 to the Consolidated Financial Statements), earnings per share can be calculated upon the basis of varying assumptions, none of which, in the opinion of management, would be free from the claim that it fails fully and accurately to represent the true interest of the shareholders of each class of stock and in the retained earnings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL DATA

    Presented below are certain comparative data illustrative of the following discussion of the Company's results of operations, financial condition and changes in financial condition (Dollars in thousands):
                                  1996        1995         1994      1993
Net sales:
 Shipping containers            $391,315    $392,505     $353,992  $340,326
 Containerboard                  246,053     326,840      229,534   186,439
   Total                        $637,368    $719,345     $583,526  $526,765

Operating profit:
 Shipping containers            $ 16,736    $  9,059     $  9,573  $  6,709
 Containerboard                   36,926      80,476       30,306    18,354
   Total                        $ 53,662    $ 89,535     $ 39,879  $ 25,063

Net income                      $ 42,747    $ 60,133     $ 33,754  $ 24,609

Current ratio                      3.7:1       4.0:1        4.4:1     5.4:1
Cash flow from
 operations                     $ 81,906    $ 85,820     $ 48,049  $ 49,475
Increase (decrease)
 in working capital             $(13,973)   $  3,342     $  7,202  $(15,105)
Capital expenditures            $ 74,395    $ 61,066     $ 40,682  $ 74,521

RESULTS OF OPERATIONS

    Net sales and net income were the second highest amounts in the history of the Company in 1996. The 1995 results had established a record for these items. Net sales, compared to the previous year, decreased $82 million or 11.4% in 1996. Net income decreased $17 million or 28.9% compared to last year.

    Historically, revenues or earnings may or may not be representative of future operations because of various economic factors. As explained below, the Company is subject to the general economic conditions of its customers and the industry in which it is included.

    The Company remains confident that, with the financial strength that it has built over its 119 year existence, it will be able to adequately compete in highly competitive markets.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Sales

    The containerboard segment had a decrease in net sales of $81 million in 1996. The reductions in net sales are primarily caused by lower selling prices due to the weaknesses in the containerboard market this year. These weaknesses were caused by the industry's excessive containerboard capacity due to additions in both 1995 and 1996. These decreases were partially offset by sales volume increases in 1996.

    The Company purchased two corrugated container companies with locations in Illinois, West Virginia and Kentucky. In addition, a subsidiary of the Company began operations at a new plant in Mason, Michigan. While these additions did not have a significant impact on the current year results, these purchases increased the net sales of the containerboard segment.

    Net sales in the shipping containers segment remained about the same in 1996 as in the previous year. There was a decrease in net sales due to the closing of two drum plants at the end of 1995. The closings resulted from management's determination that they would not provide a reasonable return to the Company. The reduction in sales was offset by a net increase in sales at the other locations of this segment primarily due to more sales volume. The increase in unit sales of the segment resulted from capital expenditures made in the current and prior years.

    The containerboard segment had an increase in net sales of $97 million in 1995 which was primarily due to higher sales prices. The increase in sales prices resulted from shortages in the containerboard and related products industry. In addition, there was a less significant increase in unit sales of the segment because of the inclusion of an entire year of sales in 1995 for the 325 ton per day recycled paper machine at a subsidiary of the Company which was completed in December 1993.

    The shipping containers segment had an increase in net sales of $39 million in 1995 resulting from more volume because of capital expenditures made in 1995 and 1994. In addition, there were some sales price increases that were made because of the increase in the cost of the Company's raw materials.

    The increase in sales in 1994 of 10.8% was primarily the result of the addition of the recycled paper machine, discussed above, coupled with shortages in containerboard and related products that resulted in increased selling prices. Other capital expenditures made in 1994 and previous years also contributed to this increase.

Operating Profit

    The overall decrease in operating profit since the prior year is due to lower net sales of the containerboard segment, as discussed above, and a lower gross profit margin of 19.1% this year compared to 22.0% last year. The reduction in gross profit is because the fixed costs included in cost of products sold did not decrease to the same extent as net sales of the containerboard segment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The operating profit of the containerboard segment is $37 million or 15.0% of net sales in 1996 compared to $80 million or 24.6% of net sales in 1995 and $30 million or 13.2% of net sales in 1994. The decrease in 1996 is due to the reduction in sales coupled with less favorable gross profit margins. The increases in 1995 and 1994 are due to increases in net sales and more favorable gross profit margins.

    The operating profit of the shipping containers segment is $17 million or 4.3% of net sales in 1996 compared to $9 million or 2.3% of net sales in 1995 and $10 million or 2.7% of net sales in 1994. The operating profits of this segment have been affected by severe price pressures on its products, especially during 1993. However, due to the Company's ongoing efforts to reduce operating costs by cost control measures, manufacturing innovations and capital expenditures, the operating profits have increased from 1993 to 1996.

Other Income

    The other income of the Company increased in 1996 due to the sale of timber properties in the United States and in Canada.

    In 1995, other income increased primarily due to the sale of timber properties under threat of acquisition by eminent domain and more salvage timber sales. The increase in volume of timber sales was accompanied by higher timber prices.

    The 1994 other income, compared with the previous year, decreased due to less timber sales.

Income Before Income Taxes

    Income before income taxes decreased in 1996 due to lower net sales and less favorable gross profit margins than in the prior year. In addition, there was an increase in the sale of timber properties as compared to 1995.

    In 1995, income before income taxes increased because of higher sales and more favorable gross profit margins. In addition, as discussed above, there was an increase in the sale of timber and timber properties.

    The 1994 increase in income before income taxes was the result of the sales increase and increase in gross margin. This increase was slightly offset by a reduction in timber sales and an increase in interest expense that resulted from the Company's long term obligations.

LIQUIDITY AND CAPITAL RESOURCES

    As indicated in the Consolidated Balance Sheets, elsewhere in this Report and in the ratios set forth above, the Company is dedicated to maintaining a strong financial position. It is our belief that this dedication is extremely important during all economic times.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

    The Company's financial strength is important to continue to achieve the following goals:

    (a) To protect the assets of the Company and the intrinsic value of shareholders' equity in periods of adverse economic conditions.

    (b) To respond to any large and presently unanticipated cash demands that might result from future drastic events.

    (c) To be able to benefit from new developments, new products and new opportunities in order to achieve the best results for our shareholders.

    (d) To replace and improve plants and equipment. When plants and production machinery must be replaced, either because of wear or to obtain the cost-reducing potential of technological improvement required to remain a low cost producer in the highly competitive environment in which the Company operates, the cost of new plants and machinery are often much higher, sometimes significantly higher, than the historical cost of the items being replaced.

    The Company, during 1996, invested approximately $74 million in capital additions. During the last three years, the Company has invested $176 million.

    As discussed in the 1995 Annual Report, Virginia Fibre Corporation, a subsidiary of the Company, has made significant improvements to their facilities by adding a new woodyard and a manufacturing control system. Greif Board Corporation, a subsidiary of the Company, has made significant improvements to their machinery and equipment. In addition, Michigan Packaging Company, a subsidiary of the Company, built a new manufacturing plant in Mason, Michigan that was completed in November 1995. As discussed above, the Company purchased two corrugated container companies, Decatur Container Corporation and Kyowva Corrugated Container Company, Inc., in 1996. Furthermore, the Company undertook a major addition at Virginia Vibre Corporation that was completed in December 1993. This project resulted in additional capacity for 1994, 1995 and 1996.

    Subsequent to year-end, the Company purchased Aero Box Company, a corrugated container company located in Roseville, Michigan. In addition, the Company has approved future purchases, primarily for equipment, of approximately $30 million.

    Self-financing and borrowing have been the primary source for such capital expenditures and the Company will attempt to finance future capital expenditures in a like manner. Long term obligations are higher at October 31, 1996 compared to October 31, 1995 due to additional long term debt related to its acquisitions and capital improvements. The increase caused by this debt was partially offset by pre-payment of long term debt during 1996.

    While there is no commitment to continue such a practice, at least one new manufacturing plant or a major addition to an existing plant has been undertaken in each of the last three years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (concluded)

    These investments are an indication of the Company's commitment to be the quality, low cost producer and the desirable long term supplier to all of our customers.

    (e) To continue to pay competitive and sound remuneration, including the ever-increasing costs of employee benefits, to Company employees who produce the results for the Company's shareholders.

    During 1996 and 1995, the Company performed a complete study of the compensation and retirement policies. As a result of this study, the Company is implementing changes to our incentive plans so that compensation is more directly linked to key corporate measures. In addition, an Incentive Stock Option Plan was implemented and improvements were made to the pension plans and a 401(k) Plan.

    Management believes that the present financial strength of the Company will be sufficient to achieve the foregoing goals.

    In spite of such necessary financial strength, the Company's shipping containers business, where packages manufactured by Greif Bros. Corporation are purchased by other manufacturers and suppliers, is wholly subject to the general economic conditions and business success of the Company's customers.

    Similarly, the Company's containerboard and related products business is also subject to the general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competition.

    The historical financial strength generated by these segments has enabled them to remain independently liquid during adverse economic conditions.

Item 8.  Financial Statements and Supplementary Data

            GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

                    CONSOLIDATED STATEMENTS OF INCOME

            (Dollars in thousands, except per share amounts)
        For the years ended October 31,      1996      1995      1994
Net sales                                  $637,368  $719,345  $583,526
Other income:
 Interest and other                           5,214     5,822     6,113
 Gain on timber sales                         9,626     8,067     4,604

                                            652,208   733,234   594,243

Costs and expenses (including depreciation of
   $26,348 in 1996, $22,944 in 1995 and
   $21,717 in 1994):
 Cost of products sold                      515,775   561,118   480,666
 Selling, general and administrative         68,220    73,733    60,518
 Interest                                       517       472     1,447

                                            584,512   635,323   542,631

Income before income taxes                   67,696    97,911    51,612
Taxes on income                              24,949    37,778    17,858

Net income                                 $ 42,747  $ 60,133  $ 33,754


Net income per share (based on the average number of shares outstanding during the year):

   Based on the assumption that earnings were allocated to Class A and Class B
Common Stock to the extent that dividends were actually paid for the year and the remainder were allocated as they would be received by shareholders in the event of liquidation, that is, equally to Class A and Class B shares, share and share alike:

                                             1996      1995      1994

               Class A Common Stock          $1.75     $2.39     $1.32
               Class B Common Stock          $1.98     $2.58     $1.46

   Due to the special characteristics of the Company's two classes of stock
(see Note 5), earnings per share can be calculated upon the basis of varying assumptions, none of which, in the opinion of management, would be free from the claim that it fails fully and accurately to represent the true interest of the shareholders of each class of stock and in the retained earnings.

See accompanying Notes to Consolidated Financial Statements

            GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                         (Dollars in thousands)

     ASSETS
<CAPTI0N>
                 October 31,                    1996          1995
CURRENT ASSETS
    Cash and cash equivalents                 $ 26,560      $ 31,612
    Canadian government securities              19,479        18,981
    Trade accounts receivable -- less allowance
     of $826 for doubtful items ($789 in 1995)  73,987        76,950
    Inventories                                 49,290        53,876
    Prepaid expenses and other                  16,131        16,482

                   Total current assets        185,447       197,901


LONG TERM ASSETS
    Cash surrender value of life insurance       2,982         2,838
    Interest in partnership                        --          1,091
    Goodwill - less amortization                 4,617           --
    Other long term assets                       7,116         6,977

                                                14,715        10,906


PROPERTIES, PLANTS AND EQUIPMENT -- at cost
    Timber properties -- less depletion          6,112         4,518
    Land                                        10,771        11,014
    Buildings                                  125,132       104,892
    Machinery, equipment, etc.                 385,834       316,419
    Construction in progress                    33,450        45,468
    Less accumulated depreciation             (249,123)     (223,456)

                                               312,176       258,855

                                              $512,338      $467,662










See accompanying Notes to Consolidated Financial Statements

          GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)

    LIABILITIES AND SHAREHOLDERS' EQUITY
               October 31,                      1996          1995
CURRENT LIABILITIES
    Accounts payable                          $ 31,609      $ 35,935
    Current portion of long term obligations     2,455           264
    Accrued payrolls and employee benefits       8,989        10,882
    Accrued taxes -- general                     1,949         1,954
    Taxes on income                              5,678           126

                Total current liabilities       50,680        49,161


LONG TERM OBLIGATIONS                           22,748        14,101

OTHER LONG TERM LIABILITIES                     15,406        18,305

DEFERRED INCOME TAXES                           22,872        13,562

                Total long term liabilities     61,026        45,968

SHAREHOLDERS' EQUITY
    Capital stock, without par value             9,034         9,034
     Class A Common Stock:
       Authorized 32,000,000 shares;
         issued 21,140,960 shares;
         outstanding 10,873,172 shares
     Class B Common Stock:
       Authorized and issued 17,280,000 shares;
         outstanding 12,001,793 shares
         (13,201,793 in 1995)

    Treasury stock, at cost                    (41,867)      (40,776)
     Class A Common Stock: 10,267,788 shares
     Class B Common Stock: 5,278,207 shares
          (4,078,207 in 1995)

    Retained earnings                          436,672       407,665

    Cumulative translation adjustment           (3,207)       (3,390)

                                               400,632       372,533

                                              $512,338      $467,662

See accompanying Notes to Consolidated Financial Statements

            GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in thousands)
   For the years ended October 31,           1996      1995      1994
Cash flows from operating activities:
  Net income                               $ 42,747  $ 60,133  $ 33,754
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation, depletion and
       amortization                          26,420    23,002    21,758
     Deferred income taxes                    9,308     6,597     4,011
     (Gain) loss on disposals of
       properties, plants and equipment        (412)     (331)        4
   Increase (decrease) in cash from
     changes in certain assets and
     liabilities, net of effects
     from acquisitions:
     Trade accounts receivable                4,831    (7,449)  (12,900)
     Inventories                              6,356    (2,932)   (8,244)
     Prepaid expenses and other                 420    (2,098)   (1,591)
     Other long term assets                     (75)   (1,344)     (848)
     Accounts payable                        (5,481)    2,987    10,526
     Accrued payrolls and employee
       benefits                              (1,904)    3,800     1,289
     Accrued taxes -- general                   (37)        2       332
     Taxes on income                          5,449      (587)     (735)
     Other long term liabilities             (5,716)    4,040       693
  Net cash provided by operating
    activities                               81,906    85,820    48,049
Cash flows from investing activities:
   Acquisitions of companies, net of
     cash acquired                             (284)      --        --
   Disposals of investments in
     government securities                    1,481     9,211    22,177
   Purchases of investments in
     government securities                   (1,979)   (4,223)  (19,214)
   Purchases of properties, plants
     and equipment                          (74,395)  (61,066)  (40,682)
   Proceeds on disposals of properties,
     plants and equipment                       851       745       166
  Net cash used by investing activities     (74,326)  (55,333)  (37,553)
Cash flows from financing activities:
   Proceeds from issuance of long
     term debt                               11,329    12,000     7,700
   Payments on long term debt                (3,692)  (25,849)   (7,876)
   Payments on short term obligations        (6,668)      --        --
   Acquisitions of treasury stock               --     (2,647)   (1,789)
   Dividends paid                           (13,740)  (12,180)   (9,139)
  Net cash used by financing activities     (12,771)  (28,676)  (11,104)
Foreign currency translation adjustment         139       258      (676)
Net increase (decrease) in cash and
  cash equivalents                           (5,052)    2,069    (1,284)
Cash and cash equivalents at beginning
  of year                                    31,612    29,543    30,827
Cash and cash equivalents at end of year   $ 26,560  $ 31,612  $ 29,543

See accompanying Notes to Consolidated Financial Statements

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

         (Dollars and shares in thousands, except per share amounts)

                      Capital Stock Treasury Stock Retained Translation Share-
                      Shares Amount Shares  Amount Earnings Adjustment  holders'
                                                                        Equity
Balance at November 1,
  1993                24,273 $9,034 14,148 $(36,340) $335,097 $(2,824) $304,967
 Net income                                            33,754            33,754
 Dividends paid (Note):
   Class A - $.30                                      (3,262)           (3,262)
   Class B - $.44                                      (5,877)           (5,877)
 Treasury shares
  acquired               (91)           91   (1,789)                     (1,789)
 Translation loss                                                (854)     (854)

Balance at October 31,
  1994                24,182  9,034 14,239  (38,129)  359,712  (3,678)  326,939
 Net income                                            60,133            60,133
 Dividends paid (Note):
   Class A - $.40                                      (4,349)           (4,349)
   Class B - $.59                                      (7,831)           (7,831)
 Treasury shares
  acquired              (107)          107   (2,647)                     (2,647)
 Translation gain                                                 288       288

Balance at October 31,
  1995                24,075  9,034 14,346  (40,776)  407,665  (3,390)  372,533
 Net income                                            42,747            42,747
 Dividends paid (Note):
   Class A - $.48                                      (5,219)           (5,219)
   Class B - $.71                                      (8,521)           (8,521)
 Treasury shares
  acquired            (1,200)        1,200   (1,091)                     (1,091)
 Translation gain                                                 183       183

Balance at October 31,
  1996                22,875 $9,034 15,546 $(41,867) $436,672 $(3,207) $400,632

NOTE:     Dividends paid during the calendar years 1996, 1995 and 1994, relating to the results of operations for the fiscal years ended October 31, 1996, 1995 and 1994, were as follows:

     1996 calendar year dividends per share - Class A $.44; Class B $.65 1995 calendar year dividends per share - Class A $.40; Class B $.59 1994 calendar year dividends per share - Class A $.34; Class B $.50



See accompanying Notes to Consolidated Financial Statements

         GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

    The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

    Revenue is recognized when goods are shipped.

Income Taxes

    Income taxes are accounted for under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by tax rates currently in effect.

Cash and Cash Equivalents

    The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements and certificates of deposit of $6,100,000 and $13,400,000, respectively, in 1996 ($6,800,000 and $11,700,000, respectively, in 1995).

Canadian Government Securities

    The Canadian government securities are classified as available-for-sale and, as such, are reported at their fair value which approximates amortized cost. These securities have maturities to 2002.

    During 1995, the Company received $3,600,000 in proceeds from the sale of
available-for-sale securities.   The realized gains and losses included in
income are immaterial. No available-for-sale securities were sold prior to maturity during 1996.

Inventories

    Inventories are comprised principally of raw materials and are stated at the lower of cost (principally on last-in, first-out basis) or market. If inventories were stated on the first-in, first-out basis, they would be

$48,400,000 greater in 1996, $57,600,000 greater in 1995 and $49,000,000 greater in 1994. During 1996 and 1995 the Company experienced slight LIFO liquidations which were deemed to be immaterial to the Consolidated Financial Statements.

Properties, Plants and Equipment

    Depreciation on properties, plants and equipment is provided by the straight line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Expenditures for repairs and maintenance are charged to income as incurred.

    Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

    When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related reserve accounts. Gains or losses are credited or charged to income as applicable.

Goodwill

    Goodwill is amortized on a straight-line basis over fifteen years. The Company periodically reviews its goodwill to determine if an impairment has occurred. Accumulated amortization was $19,000 at October 31, 1996.

Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, Canadian government securities and long term obligations approximate their fair value.

    The fair value of long term obligations is estimated based on quoted market prices on current rates offered to the Company for debt of the same remaining maturities.

Foreign Currency Translation

    In accordance with SFAS No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates.

    The cumulative translation adjustments, which represent the effect of translating assets and liabilities of the Company's foreign operation, are presented in the Consolidated Statements of Changes in Shareholders' Equity. The transaction gains and losses included in income are immaterial.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Operations by Industry Segment

    Information concerning the Company's industry segments, presented on pages 2 - 4 of this Form 10-K, is an integral part of these financial statements.

Recent Accounting Standards

    The Company plans to adopt SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and SFAS No. 123, "Accounting for Stock-Based Compensation", in 1997.

    SFAS No. 121 requires that impaired assets or assets to be disposed of be accounted for at the lower of the carrying amount or the fair value of the assets less costs of disposal. The adoption of the new standard is not expected to have a material effect on the Company's financial position or results of operations.

    In accordance with SFAS No. 123, companies will have the option of recognizing compensation expense for certain all stock-based compensation arrangements based on the fair value of the option on the grant date or continuing to recognize compensation expense in accordance with Accounting Principles Board Opinion (APB) No. 25 "Accounting for Stock Issued to Employees". Since the Company plans to continue to apply APB No. 25, the impact of the adoption will not have a significant impact on the Company's financial position or results of operations.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1996 presentation.

NOTE 2--ACQUISITIONS

    During 1996, the Company purchased all of the outstanding common stock of two corrugated container companies with locations in Illinois, West Virginia and Kentucky. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not significant.

    Subsequent to year-end, the Company purchased the assets of Aero Box Company located in Roseville, Michigan.

NOTE 3--INTEREST IN PARTNERSHIP

    The 50% interest in Macauley & Company (the Partnership), in which the Company was a limited partner, was liquidated on November 6, 1995. Prior to the liquidation, the Partnership held Class B Common Stock (2,400,000 shares) of the Company. Upon liquidation, the Company received 1,200,000 shares of the Class B Common Stock. The Company recorded the liquidation by crediting interest in partnership and charging an equal amount to treasury stock.

NOTE 4--LONG TERM OBLIGATIONS

    The Company's long term obligations include the following as of October 31
(Dollars in thousands):
                                             1996               1995
    Current portion of long term
     obligations                            $ 2,455            $   264

    Long term obligations                   $20,972            $12,076
    Capital lease                             1,776              2,025

    Total long term obligations             $22,748            $14,101

    During 1996, the Company entered into long term obligations related to its acquisitions and capital improvements. The most significant portion of this new debt was a commercial installment loan in the amount of $7.5 million. This loan is payable to 2001 and has an interest rate of 6.85%. As part of its loan agreement, the Company has agreed to certain debt covenants related to the financial results of the Company.

    During 1996, a subsidiary of the Company entered into a $20 million unsecured revolving loan agreement with a bank that expires in 2000. On October 31, 1996, the amount outstanding was $437,000. The interest is an adjustable rate tied to the London Interbank Offered Rates (5.84% at October 31, 1996). There is no penalty for prepayment. As part of this revolving loan agreement, the subsidiary agreed to certain provisions and restrictions relating to investments and minimum tangible net worth requirements.

    On November 16, 1994, a different subsidiary of the Company signed a loan commitment letter for an eight year unsecured revolving line of credit with a bank for $17 million. On October 31, 1996, the amount outstanding was $9 million ($12 million at October 31, 1995). This revolving credit arrangement was used to finance the construction of a manufacturing plant in Michigan which was completed in November 1995. At the Company's discretion, the interest rate may be tied to either the London Interbank Offered Rates plus 50 basis points or the bank's prime rate less 25 basis points. There is no penalty for prepayment. As part of the revolving credit arrangement, the subsidiary agreed to certain restrictions including a restriction on its additional indebtedness.

    The Company has a capital lease agreement covering the land, building and machinery and equipment at one of its plant locations. The amount that is capitalized under this agreement is $2,708,000 and has accumulated depreciation of $606,000 as of October 31, 1996 ($416,000 as of October 31, 1995). In
addition to the capital lease, the Company has entered into non-cancelable operating leases for buildings and office space. The future minimum lease payments for the non-cancelable operating leases are $701,000 in 1997, $420,000 in 1998, $187,000 in 1999, $67,000 in 2000, $67,000 in 2001 and $119,000
thereafter. Rent expense was $3,592,000 in 1996, $3,246,000 in 1995 and $2,553,000 in 1994.

    Annual maturities of the long term obligations and capital lease are $2,569,000 in 1997, $4,034,000 in 1998, $3,848,000 in 1999, $5,658,000 in 2000,
$4,057,000 in 2001 and $5,396,000 thereafter. The amount that represents future executory costs and interest payments for the capital lease is $359,000 as of October 31, 1996 ($488,000 as of October 31, 1995).

    During 1996, the Company paid $862,000 of interest ($1,359,000 in 1995 and $1,599,000 in 1994) for the long term obligations and capital lease. Interest of $569,000 in 1996, $780,000 in 1995 and $211,000 in 1994 was capitalized.

NOTE 5--CAPITAL STOCK

    In March 1995, authorized Class A Common Stock was increased from 16,000,000 shares to 32,000,000 shares and Class B Common Stock from 8,640,000 shares to 17,280,000 shares. At the same time, all issued shares were split two-for-one.

    Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to 1/2 cent a share per year. Further distribution in any year must be made in proportion of 1 cent a share for Class A Common Stock to 1-1/2 cents a share for Class B Common Stock. The Class A Common Stock shall have no voting power nor shall it be entitled to notice of meetings of the shareholders, all rights to vote and all voting power being vested exclusively in the Class B Common Stock unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. There is no cumulative voting.

NOTE 6--STOCK OPTIONS

    In 1996, a Directors' Stock Option Plan (Directors' Plan) was adopted which provides the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock which options may be granted shall not exceed 100,000 shares. Each outside director will be granted an annual option to purchase 2,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable immediately.
As of October 31, 1996, no options have been exercised. Options expire ten years after date of grant.

    During 1995, the Company adopted an Incentive Stock Option Plan (Option
Plan) which provides the discretionary granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of the Company's Class A Common Stock which options may be granted shall not exceed 1,000,000 shares. Under the terms of the Option Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable after two years from the date of grant. Options expire ten years after date of grant.

    In 1996, 152,100 incentive stock options were granted with option prices of $29.62 per share. Under the Directors' Plan, 12,000 options were granted to outside directors with option prices of $29.62 per share.

    In 1995, 155,000 and 44,500 incentive stock options were granted with option prices of $26.19 per share and $22.94 per share, respectively. In addition, 10,000 non-statutory options were granted with option prices of $23.75 per share.

    During 1996, the Company purchased all rights to options granted under a stock option plan at Virginia Fibre Corporation. There are no outstanding options under this plan at October 31, 1996.

NOTE 7--INCOME TAXES

    Income tax expense is comprised as follows (Dollars in thousands):
                                        State
                       U.S.              and
                     Federal  Foreign   Local    Total

         1996:
           Current   $11,330  $ 3,075  $ 1,630  $16,035
           Deferred    7,903      (59)   1,070    8,914

                     $19,233  $ 3,016  $ 2,700  $24,949


         1995:
           Current   $27,053  $ 1,616  $ 3,567  $32,236
           Deferred    3,655      258    1,629    5,542

                     $30,708  $ 1,874  $ 5,196  $37,778


         1994:
           Current   $10,592  $ 1,882  $ 2,166  $14,640
           Deferred    4,767     (196)  (1,353)   3,218

                     $15,359  $ 1,686  $   813  $17,858

    Foreign income before income taxes amounted to $7,729,000 in 1996 ($4,452,000 in 1995 and $4,111,000 in 1994).

    The following is a reconciliation of the U.S. statutory Federal income tax rate to the Company's effective tax rate:
                                          1996             1995           1994
    U.S. Federal statutory tax rate       35.0%            35.0%          35.0%
    State taxes, net of Federal tax
      benefit                              3.6%             3.9%           1.0%
    Other                                 (1.7%)            (.3%)         (1.4%)


    Effective income tax rate             36.9%            38.6%          34.6%

    Significant components of the Company's deferred tax assets and liabilities are as follows (Dollars in thousands):
                                               1996       1995
    Current deferred tax assets               $ 3,564    $ 4,244

    Current deferred tax liabilities          $    29    $    36

    Book basis on acquired assets             $11,432    $12,264
    Other                                         551      3,791

    Long term deferred tax assets             $11,983    $16,055


    Plants and equipment                      $27,974    $23,671
    Timber condemnation                         2,873      2,152
    Undistributed Canadian net income           1,753      1,402
    Pension costs                               1,887      1,733
    Other                                         368        659

    Long term deferred tax liabilities        $34,855    $29,617

    At October 31, 1996, the Company has provided deferred income taxes on all undistributed Canadian earnings.

    During 1996, the Company paid $10,318,000 in income taxes ($35,692,000 in 1995 and $15,429,000 in 1994).

NOTE 8--RETIREMENT PLANS

    The Company has non-contributory defined benefit pension plans that cover most of its employees. These plans include plans self-administered by the Company along with Union administered multi-employer plans. The self-administered hourly and Union plans' benefits are based primarily upon years of service. The self-administered salaried plan's benefits are based primarily on years of service and earnings. The Company contributes an amount that is not less than the minimum funding nor more than the maximum tax-deductible amount to these plans. The plans' assets consist of unallocated insurance contracts, equity securities, government obligations and the allowable amount of the Company's stock (127,752 shares of Class A Common Stock and 77,755 shares of Class B Common Stock at October 31, 1996 and 1995).

    The pension expense for the plans included the following (Dollars in thousands):
                                                 1996      1995      1994
  Service cost, benefits earned during the year  $ 2,648   $ 2,365   $ 1,415
  Interest cost on projected benefit obligation    4,277     3,839     2,444
  Actual return on assets                         (6,404)   (4,646)   (1,844)
  Net amortization                                 1,759       263    (1,699)

                                                   2,280     1,821       316
  Multi-employer and non-U.S. pension expense        593       790       341


  Total pension expense                          $ 2,873   $ 2,611   $   657

    The range of weighted average discount rate and expected long term rate of return on plan assets used in the actuarial valuation was 7.0% - 9.0% for 1996, 1995 and 1994. The rate of compensation increases for salaried employees used in the actuarial valuation range from 4.0% - 6.5% for 1996, 1995 and 1994.

    The following table sets forth the plans' funded status and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):
                               Assets Exceed         Accumulated Benefits
                            Accumulated Benefits        Exceed Assets

                              1996      1995           1996      1995
Actuarial present value of
  benefit obligations:

  Vested benefit obligation $31,675   $30,816        $ 9,243    $ 8,389

  Accumulated benefit
    obligation              $32,113   $31,122        $10,782    $10,152

  Projected benefit
    obligation              $46,085   $45,027        $10,782    $10,152

  Plan assets at fair
    value                   $52,423   $48,399        $10,257    $ 9,290

Plan assets greater than
  (less than) projected
  benefit obligation        $ 6,338   $ 3,372        $  (525)   $  (862)

Unrecognized net (gain)
  loss                       (9,274)   (7,806)           769        897

Prior service cost not yet
  recognized in net periodic
  pension cost                6,587     7,077          2,368      1,880

Adjustment required to
  recognize minimum
  liability                      --        --           (804)      (938)

Unrecognized net obligation
  (asset) from transition       438     1,056         (2,333)    (1,839)

Prepaid pension cost
  (liability)               $ 4,089   $ 3,699        $  (525)   $  (862)

    During 1996 and 1995, the Company, in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions", recorded the "adjustment required to recognize minimum liability". The amount was offset by a long term asset, of an equal amount, recognized in the Consolidated Financial Statements.

    In addition to the pension plans, the Company has several voluntary 401(k) savings plans which cover eligible employees at least 21 years of age with one year of service. For certain plans, the Company matches 25% of each employee's contribution, up to a maximum of 5% or 6% of base salary. Company contributions to the 401(k) plans were $234,000 in 1996, $27,000 in 1995 and $3,000 in 1994.

              REPORT OF MANAGEMENT'S RESPONSIBILITIES



To the Shareholders of
Greif Bros. Corporation



    The Company's management is responsible for the financial and operating information included in this Annual Report to Shareholders, including the Consolidated Financial Statements of Greif Bros. Corporation and its subsidiaries. These statements were prepared in accordance with generally accepted accounting principles and, as such, include certain estimates and judgements made by management.

    The system of internal accounting control, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company's management. This system is continuously reviewed by the internal auditor of the Company. In addition, Price Waterhouse LLP, an independent accounting firm, audits the financial statements of Greif Bros. Corporation and its subsidiaries and issues reports to management concerning the internal controls of the Company. The Audit Committee of the Board of Directors meets periodically with the internal auditor and independent accountants to discuss the internal control structure and the results of their audits.



Michael J. Gasser                                    John K. Dieker
Chairman and Chief Executive Officer                 Controller

                 REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and the
Board of Directors of
Greif Bros. Corporation



    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Greif Bros. Corporation and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP                  Columbus, Ohio
                                      November 27, 1996

Item 8.  Financial Statements and Supplementary Data (concluded)

QUARTERLY FINANCIAL DATA (Unaudited)

 The quarterly results of operations for fiscal 1996 and 1995 are shown below
(Dollars in thousands, except per share amounts).
                                                Quarter ended,

                                    Jan. 31,  Apr. 30,  July 31,  Oct. 31,
                                      1996      1996      1996      1996
Net sales                           $159,743  $159,212  $155,994  $162,419
Gross profit                          32,309    26,051    27,129    36,104
Net income                            10,826     6,579     9,636    15,706

Net income per share:

 Assuming distributions as actually
 paid out in dividends and the
 balance as in liquidation:
      Class A Common Stock              $.41      $.27      $.40     $.67
      Class B Common Stock              $.52      $.31      $.44     $.71


                                                Quarter ended,

                                    Jan. 31,  Apr. 30,  July 31,  Oct. 31,
                                      1995      1995      1995      1995

Net sales                           $170,058  $184,869  $184,159  $180,259
Gross profit                          37,400    37,969    46,148    36,710
Net income                            15,378    14,881    17,588    12,286

Net income per share:

 Assuming distributions as actually
 paid out in dividends and the
 balance as in liquidation:
      Class A Common Stock              $.58      $.60      $.71     $.50
      Class B Common Stock              $.68      $.63      $.74     $.53

   Due to a mathematical error, the earnings per share amounts, as reported on the Form 10-Q for the quarter ended July 31, 1996, were incorrect. The amounts for the nine months ended July 31, 1996 for the Class A and Class B Common
Stock should have been reported as $1.08 and $1.27, respectively. The amounts for the three months ended July 31, 1996 should have been reported as above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.



                              PART III


Item 10.  Directors and Executive Officers of the Registrant

    The following information relates to Directors of the Company:
                                                                  Year first
                        Date present          Other positions     became
   Name                 term expires          and offices held    Director
Michael J. Gasser     (Note:  All Directors   See response below. 1991
                      are elected annually
Charles R. Chandler   for the ensuing year    See response below. 1987
                      and serve until their
Michael H. Dempsey(A) successors are elec-    None.               1996
                      ted and qualify.  The
Naomi C. Dempsey(B)   annual meeting is       None.               1995
                      held on the fourth
Daniel J. Gunsett(C)  Monday of February.)    None.               1996

Allan Hull(D)                                 See response below. 1947

Robert C. Macauley                            See response below. 1979

David J. Olderman(E)                          None.               1996

William B. Sparks Jr.                         See response below. 1995

J Maurice Struchen(F)                         None.               1993

(A) Michael H. Dempsey (age 40) has been, for more than the past five years, President of Kuschall of America, a wheelchair manufacturing company.
      He is a member of the Audit and Executive Committees.   Mr. Dempsey is
      the son of Naomi C. Dempsey.

(B)   Naomi C. Dempsey (age 80) is an investor.  She is a member of the
      Compensation and Stock Option Committees.   Mrs. Dempsey is the mother of
      Michael H. Dempsey.

(C) Daniel J. Gunsett (age 48) has been, for more than the past five years, a partner with the law firm of Baker and Hostetler. He is Chairman of the Audit Committee and member of the Compensation Committee.

(D) Allan Hull (age 83) has been, for more than the past five years, a partner with the law firm of Hull and Hull, Cleveland, Ohio. See below for present positions with the Company.

(E) David J. Olderman (age 61) has been, for more than the past five years, Chairman and Chief Executive Officer of Carret and Company, Inc., an investment counseling firm. He is a member of the Audit and Stock Option
      Committees.   He is also a director for Van Eck Global Funds, a group of mutual funds, and Laidig, Inc., an engineering company and conveyor manufacturer.

(F) J Maurice Struchen (age 76) is an investor. Prior to retiring, Mr. Struchen was the Chairman and Chief Executive Officer of Society Corporation. He is Chairman of the Stock Option Committee and member of the Compensation Committee. He is also a director for Forest City Enterprises, Inc., a land development company.

    Mr. Gasser, for more than the past five years, has been a full-time officer of the Company (see below).

    Mr. Sparks was elected President and Chief Operating Officer in 1995. Prior to that time, he served as Chief Executive Officer of Down River International, Inc. (see below).

    Mr. Chandler was elected Vice Chairman in 1996. Prior to that time, he served as President and Chief Operating Officer of Virginia Fibre Corporation (see below).

    Mr. Macauley has been, for more than the past five years, the Chief Executive Officer of Virginia Fibre Corporation (see below).

    The following information relates to Executive Officers of the Company
(elected annually):
                                                                      Year first
                                                                        became
                                                                       Executive
   Name                  Age Positions and Offices                      Officer

Michael J. Gasser        45  Chairman of the Board of                    1988
                             Directors and Chief Executive
                             Officer, Chairman of the Executive
                             Committee

William B. Sparks, Jr.   55  Director, President and Chief               1995
                             Operating Officer, member of the
                             Executive Committee

Charles R. Chandler      61  Director, Vice Chairman, member             1996
                             of the Executive Committee

Allan Hull               83  Director, Vice President,                   1964
                             General Counsel, member
                             of the Executive Committee

Item 10.  Directors and Executive Officers of the Registrant  (continued)
                                                                      Year first
                                                                        became
                                                                       Executive
   Name                  Age Positions and Offices                      Officer

Robert C. Macauley       73  Director, Chief Executive Officer of        1996
                             Virginia Fibre Corporation
                             (subsidiary company), Chairman
                             of Compensation Committee

John P. Berg             76  President Emeritus                          1972

Michael M. Bixby         53  Vice President, General Manager             1980
                             of Western Division

Ronald L. Brown          49  President of Down River                     1996
                             International, Inc. (subsidiary
                             company)

John P. Conroy           67  Vice President and Secretary                1991

John K. Dieker           33  Controller                                  1996

Elco Drost               51  Vice President of Greif Containers          1996
                             Inc. (subsidiary company)

Michael A. Giles         46  Executive Vice President of                 1996
                             Virginia Fibre Corporation
                             (subsidiary company)

C. J. Guilbeau           49  Vice President, General Manager             1986
                             of Eastern Division

Philip R. Metzger        49  Treasurer                                   1995

Jerome B. Nolder, Jr.    38  General Manager of Corrugated               1996
                             Products Division

William R. Shew          66  President of Greif Board Corporation        1996
                             (subsidiary company)

Ralph V. Stoner, Sr.     68  Chief Executive Officer of                  1996
                             Michigan Packaging Company
                             (subsidiary company)

Ralph V. Stoner, Jr.     43  President of Michigan Packaging             1996
                             Company (subsidiary company)


Item 10.  Directors and Executive Officers of the Registrant  (concluded)
                                                                      Year first
                                                                        became
                                                                       Executive
   Name                  Age Positions and Offices                      Officer

Stan Timsans             71  President of Greif Containers Inc.          1996
                             (subsidiary company)

    Except as indicated below, each Executive Officer has served in his present capacity for at least five years.

    Mr. John P. Berg currently serves as President Emeritus. During the last five years, he has served as President and General Manager of the Western Division.

    Mr. Michael M. Bixby became General Manager of Western Division during 1996. During the past five years, he has been a Vice President and continues to serve in this capacity.

    Mr. John K. Dieker was elected Controller in 1995. From 1994 to 1995, he served as Assistant Controller. Prior to that time, he served as Internal Auditor.

    Mr. Michael A. Giles became Executive Vice President of Virginia Fibre Corporation in 1996. From 1995 to 1996, he served as Vice President of Manufacturing and, prior to that time, Vice President of Finance and Treasurer at Virginia Fibre Corporation.

    Mr. Philip R. Metzger was elected Treasurer in 1995. Prior to that time, he served as Assistant Treasurer and Assistant Controller.

    Mr. Jerome B. Nolder, Jr. became General Manager of Corrugated Products Division in 1994. Prior to that time, he served as Operations Manager for the division.

    Mr. William R. Shew, for more than the past five years, has served as President of Greif Board Corporation.

    Mr. Ralph V. Stoner, Sr. became Chief Executive Officer of Michigan Packaging Company in 1994. Prior to that time, he served as President of Michigan Packaging Company.

    Mr. Ralph V. Stoner, Jr. became President of Michigan Packaging Company in 1994. Prior to that time, he served as Vice President of Michigan Packaging Company.

    Mr. Stan Timsans, for more than the last five years, has served as President of Greif Containers Inc.

Item 11.  Executive Compensation

       The following table sets forth the compensation for the three years ended
October 31, 1996 for the Company's chief executive officer and the Company's four other most highly compensated executive officers.
                                                                 Number of
                                               Deferred     All  Stock Options
Name and Position       Year  Salary   Bonus Compensation  Other Granted
Michael J. Gasser       1996 $314,658 $160,000             $2,951 25,000
Chairman
Chief Executive Officer 1995 $205,615 $166,841               $504 30,000

                        1994 $143,166  $99,999               $480



Charles R. Chandler     1996 $424,356  $70,164 $256,169   $251,745 23,000
Director
Vice Chairman           1995 $427,803 $164,077 $236,537   $225,807 10,000

                        1994 $408,421 $108,170 $218,411    $58,794



Robert C. Macauley      1996 $371,316  $69,932  $58,224   $729,000  2,000
Director
Chief Executive Officer 1995 $360,500 $136,165  $56,222 $1,879,470
  of Virginia Fibre
  Corporation           1994 $350,750 $102,347  $40,593   $451,410


William B. Sparks, Jr.  1996 $257,886 $120,000              $9,994 13,000
Director
President and Chief     1995 $173,048 $105,000             $17,921 20,000
  Operating Officer
                        1994 $140,616  $53,000             $19,261


Ralph V. Stoner, Sr.    1996 $200,004  $90,562                $432  6,500
Chief Executive Officer
  of Michigan Packaging 1995 $135,360 $135,000                $378 10,000
  Company
                        1994 $118,260 $117,764                $360

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

    Mr. Charles R. Chandler, Vice Chairman, on August 1, 1986, and amended in 1988, 1992 and 1996, entered into an employment agreement, principally providing for (a) the employment of Mr. Chandler as Vice Chairman until 2001,
(b) the agreement of Mr. Chandler to devote all of his time, attention, skill and effort to the performance of his duties as an officer and employee of Greif Bros. Corporation, and (c) the fixing of minimum basic salary during such period of employment at $424,356 per year. The employment contract with Mr. Chandler gives him the right to extend his employment beyond the original term for up to 5 additional years.

    Mr. Robert C. Macauley, Chief Executive Officer of Virginia Fibre Corporation, on August 1, 1986 and amended in 1992, entered into an employment agreement with Virginia Fibre Corporation, principally providing for (a) the employment of Mr. Macauley as Chief Executive Officer for a term of 18 years,
(b) the agreement of Mr. Macauley to devote his time, attention, skill and effort to the performance of his duties as an officer and employee of Virginia Fibre Corporation, and (c) the fixing of minimum basic salary during such period of employment at $275,000 per year.

    No Directors' fees are paid to Directors who are full-time employees of the Company or its subsidiary companies. Directors who are not employees of the Company receive $20,000 per year plus $1,000 for each Board, audit, compensation and stock option meeting that they attend.

    During 1996, a Directors' Stock Option Plan was adopted which provides for the granting of stock options to directors who are not employees of the Company. The aggregate number of shares of the Company's Class A Common Stock which options may be granted shall not exceed 100,000 shares. Beginning in 1997, each outside director will be granted an annual option to purchase 2,000 shares immediately following each annual meeting of stockholders. Each eligible director also received a one-time grant in 1996 to purchase 2,000 shares.
Under the terms of the Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable immediately. In 1996, 12,000 options were granted to outside directors with option prices of $29.62 per share. As of October 31, 1996, no options have been exercised. Options expire ten years after date of grant.

    For 1996, the Compensation Committee of the Board of Directors voted bonuses to employees, based upon the progress of the Company, and upon the contributions of the particular employees to that progress, and upon individual merit, which determines, in the action of the Committee, the bonus a specific employee may receive, if any. Prior to 1996, the Board of Directors of the Company, or the appropriate subsidiary company, voted the bonuses for their employees.

    Supplementing the pension benefits, Virginia Fibre Corporation has deferred compensation contracts with Robert C. Macauley and Charles R. Chandler. These contracts are designed to supplement the Company's defined benefit pension plan only if the executive retires under such pension plan at or after age 65, or if the executive becomes permanently disabled before attaining age 65. No benefit is paid to the executive under this contract if death precedes retirement. The deferred compensation is payable to the executive or his spouse for a total period of 15 years.

    Under the above Deferred Compensation Contracts, the annual amounts payable to the executive or his surviving spouse are diminished by the amounts receivable under the Virginia Fibre Corporation's defined benefit pension plan. Mr. Macauley's estimated accrued benefit from the Deferred Compensation Contract is $92,641 per year for 10 years and $61,761 per year for an additional 5 years. Mr. Chandler's estimated accrued benefit from the Deferred Compensation Contract is $216,481 per year for 10 years and $144,321 per year for an additional 5 years.

    With respect to Mr. Gasser, the dollar amount in the all other category relates to the Company match for the 401(k) plan and premiums paid for life insurance.

    With respect to Messrs. Chandler and Macauley, the dollar amount in the all other category is the compensation attributable to the 1991 Virginia Fibre Corporation stock option plan to certain key Virginia Fibre Corporation employees.

This amount is the difference between the option price and the value attributable to the stock based upon the performance of Virginia Fibre
Corporation for years prior to 1996.   All outstanding options were redeemed by
Virginia Fibre Corporation during 1996 and the current year amount represents the difference between the redemption price and the cumulative compensation accrued as of October 31, 1995.

    With respect to Mr. Sparks, the dollar amount in the all other category relates to the Company match for the 401(k) plan and premiums paid for life insurance. In addition, there are contributions made by Down River International, Inc. to a Profit Sharing Trust.

    With respect to Mr. Stoner, the dollar amount in the all other category relates to premiums paid for life insurance.

    During 1995, the Company adopted an Incentive Stock Option Plan which provides the granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of shares of the Company's Class A Common Stock which options may be granted shall not exceed 1,000,000 shares. Under the terms of the Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable after two years from the date of grant.

    The following table sets forth certain information with respect to options to purchase Class A Common Stock granted during the year ended October 31, 1996 to each of the named executive officers.

                        OPTION GRANTS TABLE
                                                      Potential Net Realizable
                                                           Value at Assumed
                                                         Annual Rates of Stock
                                                        Price Appreciation for
                               Individual Grants            Option Term (2)

                                       % of Total
                                         Options
                                       Granted to
                   Number of  Employees Exercise
                    Options   in Fiscal Price Per Expiration
    Name          Granted (1)   Year     Share       Date       5%       10%
Michael J. Gasser   25,000       16%     $29.62    09/05/06 $465,775 $1,180,366
Charles R. Chandler 23,000       15%     $29.62    09/05/06 $428,513 $1,085,936
Robert C. Macauley   2,000        1%     $29.62    09/05/06  $37,262   $94,429
William B. Sparks,
Jr.                 13,000        9%     $29.62    09/05/06 $242,203  $613,790
Ralph V. Stoner,
Sr.                  6,500        4%     $29.62    09/05/06 $121,102  $306,895

(1) The options granted are exercisable on September 5, 1998.

(2) The values shown are based on the indicated assumed rates of appreciation
compounded annually.   Actual gains realized, if any, are based on the
performance of the Class A Common Stock. There is no assurance that the values shown will be achieved.

       The following table sets forth certain information with respect to the exercise of options to purchase Class A Common Stock during the year ended
October 31, 1996, and the unexercised options held and the value thereof at that date, by each of the named executive officers:


                AGGREGATE OPTION EXERCISES AND FISCAL
                    YEAR-END OPTION VALUES TABLE
                                           Number of       Value of
                                  Value    Unexercised     In-The-Money
                      Shares     Realized  Options Held    Options Held
                     Acquired      upon    at Year-End     at Year-End
   Name             on Exercise  Exercise  Exer-   Unexer- Exer-   Unexer-
                                           cisable cisable cisable cisable
Michael J. Gasser        -0-       $-0-     -0-     55,000   $-0-  $54,300
Charles R. Chandler      -0-       $-0-     -0-     33,000   $-0-  $18,100
Robert C. Macauley       -0-       $-0-     -0-      2,000   $-0-     $-0-
William B. Sparks, Jr.   -0-       $-0-     -0-     33,000   $-0-  $36,200
Ralph V. Stoner, Sr.     -0-       $-0-     -0-     16,500   $-0-  $18,100

    The following table illustrates the amount of annual pension benefits for eligible employees upon retirement in the specified remuneration and years of service classifications under the registrant's defined benefit pension plan:


                   DEFINED BENEFIT PENSION TABLE
                              Annual Benefit for Years of Service

Remuneration               15              20                25             30
$450,000                $26,250         $35,000           $43,750        $52,500

$350,000                $26,250         $35,000           $43,750        $52,500

$250,000                $26,250         $35,000           $43,750        $52,500

$150,000                $24,500         $32,667           $40,833        $49,000

   The following table sets forth certain information with respect to the benefits under the defined benefit pension plans of the registrant and its subsidiary, Virginia Fibre Corporation, for each of the named executive officers.

Name of individual                   Remuneration used        Estimated
  or number of      Credited Years   for Calculation of    annual benefits
 persons in group     of service       Annual Benefit    under retirement plan
Michael J. Gasser         17              $363,426             $24,120

William B. Sparks, Jr.     2              $283,183              $3,504

Charles R. Chandler       24              $219,224             $52,614

Robert C. Macauley        24              $219,224             $52,614

Ralph V. Stoner, Sr.      29              $265,650             $50,748

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

Item 11.  Executive Compensation (concluded)

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

             Members of the Compensation Committee are:


                        Robert C. Macauley, Chairman
                        Naomi C. Dempsey
                        Daniel J. Gunsett
                        J Maurice Struchen

    Mr. Macauley, Chairman of the Compensation Committee, is an executive officer of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The following ownership is as of December 16, 1996:
                       Class of  Type of       Number of     Percent
  Name and Address       stock  ownership        shares     of class
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
161 Cherry Street               Beneficially
New Canaan, Connecticut

(1) Held by Naomi C. Dempsey as successor trustee in the Naomi A. Coyle Trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

    The following information regarding directors and executive officers named in the summary compensation table is as of December 16, 1996:

                                      Title and Percent of Class
      Name                           Class A                    %
Charles R. Chandler                     400                     *
Michael H. Dempsey                    2,000                     *
Naomi C. Dempsey                      2,000                     *
Michael J. Gasser                       -0-                     *
Daniel J. Gunsett                     2,000                     *
Allan Hull                            2,000                     *
Robert C. Macauley                      -0-                     *
David J. Olderman                     3,000                     *
William B. Sparks, Jr.                1,086                     *
Ralph V. Stoner, Sr.                    -0-                     *
J Maurice Struchen                    2,000                     *


                                      Title and Percent of Class
      Name                           Class B                    %

Charles R. Chandler                   4,000                     *
Michael H. Dempsey                   19,996                     *
Naomi C. Dempsey                  7,706,276                  64.21%
Michael J. Gasser                    11,798                     *
Daniel J. Gunsett                       -0-                     *
Allan Hull                          148,860                   1.24%
Robert C. Macauley                1,200,000                  10.00%
David J. Olderman                     6,774                     *
William B. Sparks, Jr.                6,248                     *
Ralph V. Stoner, Sr.                 15,400                     *
J Maurice Struchen                    7,400                     *

* Less than one percent.

    In addition to the above referenced shares, Messrs. Gasser, Hull and Lloyd
D. Baker, Vice President, serve as Trustees of the Greif Bros. Corporation Employees' Retirement Income Plan, which holds 123,752 shares of Class A Common Stock and 76,880 shares of Class B Common Stock. Messrs. Conroy, Hull and Lawrence A. Ratcliffe, Vice President, serve as Trustees for the Greif Bros. Corporation Retirement Plan for Certain Hourly Employees, which holds 3,475 shares of Class B Common Stock. The Trustees of these plans, accordingly, share voting power in these shares.

    Mr. Olderman is Chairman and Chief Executive Officer of Carret and Company, Inc., which holds 510,474 shares of the Class A Common Stock and 51,460 shares of the Class B Common Stock for their clients.

Item 12. Security Ownership of Certain Beneficial Owners and Management (concluded)

    The Class A Common Stock has no voting power, except when four quarterly cumulative dividends upon the Class A Common Stock are in arrears.

    The following sets forth the equity securities owned or controlled by all directors and executive officers as a group (24 persons) as of December 16,
1996:
          Title of                Amount                    Percent
        class of stock       beneficially owned              of class
          Class A                     18,848                *
          Class B                  9,311,740              77.59%

*Less than one percent.

Item 13.  Certain Relationships and Related Transactions

    The law firm of Hull & Hull received $393,856 in fees for legal services to the Corporation plus reimbursement of out-of-pocket expenses of $21,207. Mr. Allan Hull, attorney-at-law, is Vice President, General Counsel, member of the Executive Committee and a Director of Greif Bros. Corporation and a partner in the firm of Hull & Hull.

    Virginia Fibre Corporation, a subsidiary of the Company, annually contributes money to a world-wide relief organization. The founder and chairman of this non-profit organization, Robert C. Macauley, is also the founder and chief executive officer of Virginia Fibre Corporation and is a director of the Company. During 1996, the subsidiary company contributed approximately $350,600 to this organization.

    See Note 3 to the Consolidated Financial Statements on page 25 of this Form 10-K for information related to the liquidation of the Macauley & Company Partnership, which is hereby incorporated by reference.

    There are loans that have been made by the Company to certain employees,
including certain directors and executive officers of the Company.   The
following is a summary of these loans for the year ended October 31, 1996:
                        Balance at                           Balance at
                         Beginning                Amount       End of
Name of Debtor            Period       Proceeds  Collected     Period
Michael M. Bixby         $  215,000    $    -0-    $ 6,000    $  209,000
Michael J. Gasser           218,508         -0-     19,309       199,199
C. J. Guilbeau              181,655         -0-      6,014       175,641
Philip R. Metzger            89,098         -0-      6,062        83,036
Jerome B. Nolder, Jr.           -0-      80,000        -0-        80,000
William B. Sparks, Jr.      101,929      21,000        -0-       122,929
R. V. Stoner, Jr.           225,000         -0-        -0-       225,000

                         $1,031,190    $101,000    $37,385    $1,094,805


    Michael M. Bixby is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Minnesota and interest is payable at 3% per annum.

    Michael J. Gasser is Chairman and Chief Executive Office of Greif Bros. Corporation. The loan is secured by 5,599 shares of the Company's Class B Common Stock and a first mortgage on a house and lot in Ohio. Interest is payable at 3% per annum.

    C. J. Guilbeau is a Vice President of Greif Bros. Corporation. The loan is secured by a house and lot in Illinois and interest is payable at 3% per annum.

    Philip R. Metzger is Treasurer of Greif Bros. Corporation. The loan is secured by a house and lot in Ohio and interest is payable at 3% per annum.

    Jerome B. Nolder, Jr. is a General Manager of Greif Bros. Corporation. The loan is secured by 200 shares of the Company's Class B Common Stock and the assignment of his company-sponsored life insurance. Interest is payable at 7-1/4% per annum.

    William B. Sparks, Jr. is President and Chief Operating Officer of Greif Bros. Corporation. The loan is secured by 3,124 shares of the Company's Class B Common Stock and 500 shares of the Company's Class A Common Stock. Interest is payable at 3% per annum. An additional loan is secured by a house and lot in Ohio with interest payable at 5% per annum.

    Ralph V. Stoner, Jr. is President of Michigan Packaging Company. The loan is secured by a house and lot in Michigan and interest is payable at 3% per annum.

                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:
                                                     Page

  (1) Financial Statements:
      Consolidated Statements of Income for the
       three years ended October 31, 1996            17

      Consolidated Balance Sheets at October
       31, 1996 and 1995                             18-19

      Consolidated Statements of Cash Flows
       for the three years ended October 31, 1996    20

      Consolidated Statements of Changes in
       Shareholders' Equity for the three years
       ended October 31, 1996                        21

      Notes to Consolidated Financial Statements     22-31

      Report of Management's Responsibilities        32

      Report of Independent Accountants              33

      Selected Quarterly Financial Data (unaudited)  34

  (2) Financial Statement Schedules:

      Report of Independent Accountants on Financial Statement
       Schedules

      Consolidated Valuation and Qualifying Accounts and
       Reserves (Schedule II)

  (3) Exhibits:

      No.

      (11.)  Statements Re: Computation of Per Share Earnings

      (21.)  Subsidiaries of the Registrant

      (27.)  Financial Data Schedule

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          (concluded)

(b)  Reports on Form 8-K

  (1) No reports on Form 8-K have been filed during the last quarter of fiscal 1996.

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1996, except indebtedness incurred in the ordinary course of business which is not in default.

                             SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREIF BROS. CORPORATION
                                     (Registrant)


Date      January 15, 1997                           By
                                                           John K. Dieker
                                                           Controller

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Michael J. Gasser                      John K. Dieker
Chairman of the Board of Directors and Controller (principal accounting officer) Chief Executive Officer (principal executive officer)



Charles R. Chandler                    Michael H. Dempsey
Member of the Board of Directors       Member of the Board of Directors



Naomi C. Dempsey                       Daniel J. Gunsett
Member of the Board of Directors       Member of the Board of Directors



Allan Hull                             Robert C. Macauley
Member of the Board of Directors       Member of the Board of Directors



David J. Olderman                      William B. Sparks, Jr.
Member of the Board of Directors       Member of the Board of Directors



J Maurice Struchen
Member of the Board of Directors



Each of the above signatures is affixed as of January 15, 1997.

                REPORT OF INDEPENDENT ACCOUNTANTS ON
                    FINANCIAL STATEMENT SCHEDULES





To the Board of Directors
of Greif Bros. Corporation


       Our audits of the consolidated financial statements referred to in our report dated November 27, 1996 appearing on page 33 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14 (a) (2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse LLP




Columbus, Ohio
November 27, 1996

                                                               SCHEDULE II

                       GREIF BROS. CORPORATION
                      AND SUBSIDIARY COMPANIES

     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                              (IN $000)
                                                  Additions
                            Balance at Charged to Charged to            Balance
                            Beginning  Costs and  Other                at End of
       Description          of Period  Expenses   Accounts   Deductions Period

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

Year ended October 31, 1996:

  Reserves deducted from
   applicable assets:
   For doubtful items--
    trade accounts
    receivable              $  789     $201       $22 (A)    $186 (B)   $  826
   For doubtful items--
    other notes and
    accounts receivable        697      -0-       -0-         -0-          697

   Total reserves deducted
    from applicable assets  $1,486     $201       $22        $186       $1,523

(A)  Collections of accounts previously written off.
(B)  Accounts written off.