Form 10-K/A
period 1996-10-31
GREIF BROTHERS CORP
filed 1997-01-28
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-K/A

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


                    GREIF BROS. CORPORATION

                           FORM 10-K/A


Item 10.    Directors and Executive Officers of Registrant

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons owning more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by the Securities and Exchange Commission's regulations to furnish the Company with copies of all Section 16 (a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during 1996 all Section 16 (a) filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with by such persons, except that Daniel J. Gunsett, who became a director of the Company in 1996, did not file a Form 3. Mr. Gunsett, however, did file a Form 5 for the 1996 fiscal year indicating his ownership of the Company's equity securities.

     In 1996, each of the following persons reported on a Form 5 for that fiscal year one transaction in which the named person was granted stock options in 1995 under the Company's Incentive Stock Option Plan, which grants should have been reported by such person on a Form 5 for the 1995 fiscal year: Michael J. Gasser (an officer and director of the Company); William B. Sparks, Jr. (an officer and director of the Company); Charles R. Chandler (an officer and director of the Company); Allan Hull (an officer and director of the Company); John P. Berg (an officer of the Company); John P. Conroy ( an officer of the Company); Michael M. Bixby (an officer of the Company); C.J. Guilbeau (an officer of the Company); Jerome B. Nolder, Jr. (an officer of the Company); Philip R. Metzger (an officer of the Company); and John K. Dieker (an officer of the Company).

Item 11.    Executive Compensation

     Compensation Committee Interlocks and Insider Participation

     Robert C. Macauley, Naomi C. Dempsey, Daniel J. Gunsett, and J Maurice Struchen served as members of the Company's Compensation Committee for the 1996 fiscal year. Mr. Macauley, the Chairman of the Compensation Committee, is an executive officer of the Company. In addition, Mr. Macauley, the founder and chairman of Virginia Fibre Corporation, a subsidiary of the Company, is also the founder and chairman of a non-profit world-wide relief organization. During the 1996 fiscal year, Virginia Fibre Corporation contributed approximately $350,000 to this non-profit organization.

     No executive officer of the Company served during the 1996 fiscal year as a member of a compensation committee or as a director of any entity of which any of the Company's directors served as an executive officer.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GREIF BROS. CORPORATION
                                                  (Registrant)


Date         January 27, 1997                By
                                                  John K. Dieker
                                                  Controller