Form 10-Q
period 1997-01-31
GREIF BROTHERS CORP
filed 1997-03-13
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   January 31, 1997      Commission File Number   1-566


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