Form 10-Q
period 1997-04-30
GREIF BROTHERS CORP
filed 1997-06-11
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                     	WASHINGTON, D.C.  20549

                            	FORM 10-Q

         	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
               	OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  April 30, 1997   Commission File Number  1-566


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