Form 10-Q
period 1997-07-31
GREIF BROTHERS CORP
filed 1997-09-11
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  July 31, 1997       Commission File Number 1-566


                         GREIF BROS. CORPORATION

         (Exact name of registrant as specified in its charter)


              Delaware                             31-4388903

(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


      425 Winter Road, Delaware, Ohio                  43015

   (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code           614-549-6000



                   621 Pennsylvania Avenue, Delaware, Ohio

               (Former address, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  .  No     .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Class A Common Stock 10,878,672 shares
Class B Common Stock 12,001,793 shares