Form 10-K
period 1997-10-31
GREIF BROTHERS CORP
filed 1998-01-28
CIK 43920

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 1997  Commission File Number 1-566

                           GREIF BROS. CORPORATION
           (Exact name of registrant as specified in its charter)

                  State of Delaware               31-4388903
           (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

            425 Winter Road, Delaware, Ohio                43015
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code  740-549-6000

Securities registered pursuant to Section 12(b) of the Act:

                          Title of Each Class
                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Title of Each Class
                        Class "A" Common Stock
                        Class "B" Common Stock

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__.    No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 5, 1998 was approximately $101,942,807.

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 5, 1998 was as follows:

                    Class A Common Stock  -  10,902,272
                    Class B Common Stock  -  12,001,793

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 23, 1998, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 1997.

                                 PART I

Item 1.    Business

	The Company principally manufactures industrial shipping containers and containerboard and related products which it sells to customers in many industries primarily in the United States and Canada, through direct sales contact with its customers. There were no significant changes in the business since the beginning of the fiscal year.

	The Company operates 95 locations in 28 states of the United States and in 3 provinces of Canada and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

	Due to the variety of products, the Company has many customers buying different types of the Company's products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

	Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals, metal products and other and because the Company must make spot deliveries on a day-to-day basis as its product is required by its customers, the Company does not operate on a backlog and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

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

 The approximate number of persons employed during the year was 4,500.

Industry Segments

	The Company operates in two industry segments, industrial shipping containers and materials (industrial shipping containers) and containerboard and related products (containerboard).

	Operations in the industrial shipping containers segment involve the production and sale of fibre, steel and plastic drums, multiwall bags, cooperage, dunnage, pallets and miscellaneous items. These products are manufactured and principally sold throughout the United States and Canada.

	Operations in the containerboard segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated products including corrugated sheets and corrugated containers. The products are manufactured and sold in the United States and Canada.

	In computing operating profit for the two industry segments, gain on timber sales, interest expense, other income and expense, a restructuring charge (see Note 3 to the Consolidated Financial Statements), gains on disposals of certain facilities and income taxes have not been allocated to such segments. These amounts, excluding income taxes, comprise general corporate other income and expense, net.

	Each segment's operating assets are those assets used in the manufacture and sale of industrial shipping containers or containerboard. Corporate assets are principally cash and cash equivalents, timber properties, corporate facilities and other.

	The following segment information is presented for the three years ended October 31, 1997, except as to asset information which is as of October 31, 1997, 1996 and 1995 (Dollars in thousands):

                                1997         1996         1995
Net sales:
Industrial shipping containers  $396,456     $391,315     $392,505
Containerboard                   252,528      246,053      326,840

Total                           $648,984     $637,368     $719,345

Item 1.    Business  (concluded)


                                1997          1996         1995

Operating profit:
Industrial shipping containers  $13,157       $16,736      $ 9,059
Containerboard                       10        36,926       80,476

Total segment                    13,167        53,662       89,535

General corporate other income
and expense, net                 16,338        14,034        8,376

Income before income taxes       29,505        67,696       97,911
Income taxes                     11,419        24,949       37,778

Net income                      $18,086       $42,747      $60,133

Identifiable assets:
Industrial shipping containers $193,213      $193,378     $190,982
Containerboard                  292,140       262,866      220,213

Total segment                   485,353       456,244      411,195

Corporate assets                 64,736        56,094       56,467

Total                          $550,089      $512,338     $467,662

Depreciation expense:
Industrial shipping containers  $13,156       $13,282      $13,114
Containerboard                   17,186        12,977        9,765

Total segment                    30,342        26,259       22,879

Corporate assets                    318            89           65

Total                           $30,660       $26,348      $22,944

Property additions:
Industrial shipping containers  $ 3,843       $16,588      $12,540
Containerboard                   22,923        56,160       47,593

Total segment                    26,766        72,748       60,133

Corporate assets                  9,427         1,647          933

Total                           $36,193       $74,395      $61,066

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

Location             Products Manufactured/Use         Industry Segment
Alabama:
Cullman             Steel drums                       Industrial shipping
                                                      containers
Mobile              Fibre drums                       Industrial shipping
                                                      containers

Arkansas:
Batesville (1)      Fibre drums                       Industrial shipping
                                                      containers

California:
Fontana             Steel drums                       Industrial shipping
                                                      containers
LaPalma             Fibre drums                       Industrial shipping
                                                      containers
Morgan Hill         Fibre drums                       Industrial shipping
                                                      containers
Merced              Steel drums                       Industrial shipping
                                                      containers
Stockton            Corrugated honeycomb              Industrial shipping
                                                      containers

Colorado:
Denver (2)          Warehouse                         Industrial shipping
                                                      containers

Georgia:
Macon               Corrugated honeycomb              Industrial shipping
                                                      containers
Tucker              Fibre drum                        Industrial shipping
                                                      containers

Illinois:
Blue Island         Fibre drums                       Industrial shipping
                                                      containers
Centralia           Corrugated containers and sheets  Containerboard
Chicago             Steel drums                       Industrial shipping
                                                      containers
Lombard (3)         General office                    Industrial shipping
                                                      containers

Item 2.    Properties  (continued)

Location            	Products Manufactured /Use         Industry Segment

Northlake           Fibre drums and plastic drums     Industrial shipping
                                                     	containers
Oreana              Corrugated containers             Containerboard

Posen               Corrugated honeycomb              Industrial shipping
                                                     	containers
Quincy (4)          Warehouse                         Containerboard

Indiana:
Ferdinand (5)       Corrugated containers             Containerboard

Kansas:
Kansas City (6)     Steel drums                       Industrial shipping
                                                     	containers
Kansas City (7)     Fibre drums                       Industrial shipping
                                                      containers
Winfield            Steel drums                       Industrial shipping
                                                      containers

Kentucky:
Erlanger (8)        Corrugated containers             Containerboard
Louisville (9)      Corrugated containers             Containerboard
Winchester (10)     Corrugated containers             Containerboard

Louisiana:
St. Gabriel         Steel drums and plastic drums     Industrial shipping
                                                      containers

Maryland:
Sparrows Point      Steel drums                       Industrial shipping
                                                      containers

Massachusetts:
Mansfield           Fibre drums                       Industrial shipping
                                                     	containers
Westfield           Fibre drums                       Industrial shipping
                                                     	containers
West
 Springfield (11)   General office                    Industrial shipping
                                                      containers
Worcester           Plywood reels                     Industrial shipping
                                                      containers

Item 2.    Properties  (continued)

Location            	Products Manufactured /Use          Industry Segment

Michigan:
Grand Rapids        Corrugated sheets                  Containerboard
Mason               Corrugated sheets                  Containerboard
Roseville           Corrugated containers              Containerboard
Taylor              Fibre drums                        Industrial shipping
                                                       containers

Minnesota:
Minneapolis         Fibre drums                        Industrial shipping
                                                       containers
Rosemount           Multiwall bags                     Industrial shipping
                                                      	containers
St. Paul            Tight cooperage                    Industrial shipping
                                                      	containers
St. Paul (12)       General office                     Industrial shipping
                                                      	containers

Mississippi:
Durant              Plastic products                   Industrial shipping
                                                       containers
Jackson             General office

Missouri:
Kirkwood            Fibre drums                        Industrial shipping
                                                       containers

Nebraska:
Omaha (13)          Multiwall bags                     Industrial shipping
                                                       containers
Omaha               Warehouse                          Industrial shipping
                                                       containers

New Jersey:
Rahway              Fibre drums and plastic drums      Industrial shipping
                                                       containers
Spotswood           Fibre drums                        Industrial shipping
                                                       containers
Teterboro           Fibre drums                        Industrial shipping
                                                       containers

New York:
Syracuse            Fibre drums                        Industrial shipping
                                                       containers

Item 2.    Properties  (continued)

Location           	Products Manufactured /Use           Industry Segment

North Carolina:
Bladenboro         Steel drums                         Industrial shipping
                                                       containers
Charlotte          Fibre drums                         Industrial shipping
                                                      	containers
Concord            Corrugated sheets                   Containerboard

Ohio:
Caldwell           Steel drums                         Industrial shipping
                                                       containers
Canton (14)        Corrugated containers               Containerboard
Cleveland          Corrugated containers               Containerboard
Delaware           Principal office
Delaware (15)      Research center                     Industrial shipping
                                                      	containers
Fostoria           Corrugated containers               Containerboard
Hebron             Plastic drums                       Industrial shipping
                                                      	containers
Massillon          Recycled containerboard             Containerboard
Tiffin             Corrugated containers               Containerboard
Westerville (16)   General office                      Industrial shipping
                                                       containers
Youngstown         Steel drums                         Industrial shipping
                                                       containers
Zanesville         Corrugated containers and sheets    Containerboard

Pennsylvania:
Darlington         Fibre drums and plastic drums       Industrial shipping
                                                       containers
Hazelton           Corrugated honeycomb                Industrial shipping
                                                       containers
Kelton (17)        Corrugated honeycomb                Industrial shipping
                                                      	containers
Reno               Corrugated containers               Containerboard
Stroudsburg        Rims and drum hardware              Industrial shipping
                                                       containers
Twin Oaks          Fibre drums                         Industrial shipping
                                                       containers
Washington         Corrugated containers and sheets    Containerboard

Item 2.    Properties  (continued)

Location           	Products Manufactured /Use           Industry Segment

Tennessee:
Kingsport          Fibre drums                         Industrial shipping
                                                       containers
Memphis            Steel drums                         Industrial shipping
                                                       containers

Texas:
Angleton           Steel drums                         Industrial shipping
                                                       containers
Fort Worth         Fibre drums                         Industrial shipping
                                                       containers
LaPorte            Fibre drums, steel drums            Industrial shipping
                   and plastic drums                   containers
Waco               Corrugated honeycomb                Industrial shipping
                                                       containers

Virginia:
Amherst            Containerboard                      Containerboard

Washington:
Vancouver (18)     Corrugated honeycomb                Industrial shipping
                                                       containers

West Virginia:
Huntington (19)    Corrugated containers and sheets    Containerboard

Wisconsin:
Sheboygan          Fibre drums                         Industrial shipping
                                                       containers

Canada

Alberta:
Lloydminster       Steel drums, fibre drums            Industrial shipping
                   and plastic drums                   containers

Ontario:
Belleville         Fibre drums and plastic products    Industrial shipping
                                                      	containers
Bowmanville        Spiral tubes                        Industrial shipping
                                                       containers
Fort Frances       Spiral tubes                        Industrial shipping
                                                       containers
Fruitland          Drum hardware and machine shop      Industrial shipping
                                                       containers

Item 2.    Properties  (concluded)

Location          Products Manufactured /Use          Industry Segment

Milton           Fibre drums                         Industrial shipping
                                                     containers
Niagara Falls    General office                      Industrial shipping
                                                     containers
Oakville         Steel drums                         Industrial shipping
                                                     containers
Stoney Creek     Steel drums                         Industrial shipping
                                                     containers
Winona           Machine shop                        Industrial shipping
                                                     containers

Quebec:
La Salle         Fibre drums and steel drums         Industrial shipping
                                                    	containers
Maple Grove      Pallets                             Industrial shipping
                                                     containers
Pointe Aux
 Trembles        Fibre drums and spiral tubes        Industrial shipping
                                                     containers

Note:  All properties are held in fee except as noted below:

                    Exceptions:
                    (1)  Lease expires August 31, 1999
                    (2)  Lease expires December 15, 1998
                    (3)  Lease expires February 28, 1998
                    (4)  Lease operates month to month
                    (5)  Lease expires October 26, 1999
                    (6)  Lease expires June 30, 1999
                    (7)  Lease expires March 31, 1999
                    (8)  Lease expires October 6, 2003
                    (9)  Lease expires December 31, 1998
                    (10) Lease expires October 7, 2001
                    (11) Lease expires September 1, 1998
                    (12) Lease expires December 31, 1999
                    (13) Lease expires June 30, 1998
                    (14) Lease expires March 31, 1998
                    (15) Lease expires June 30, 2001
                    (16) Lease operates month to month
                    (17) Lease expires April 30, 2003
                    (18) Lease expires January 31, 2002
                    (19) Lease expires March 31, 2000

	The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 316,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Nova Scotia, Ontario and Quebec in Canada.

Item 3.    Legal Proceedings

		The Company has no pending material legal proceedings.

	From time to time, various legal proceedings arise from either Federal, State or Local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to material sanctions or sanctions greater than $100,000.

	In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. Except for the following situation, none of these violations involve or are expected to involve sanctions of $100,000 or more.

	Currently, the only exposure known to the Company which may exceed $100,000 relates to a pollution situation at its Strother Field plant in Winfield, Kansas. A record of decision issued by the U.S. Environmental Protection Agency (EPA) has set forth estimated remedial costs which could expose the Company to approximately $3,000,000 in expense under certain assumptions. If the Company ultimately is required to incur this expense, a significant portion would be paid over 10 years. The Kansas site involves groundwater pollution and certain soil pollution that was found to exist on the Company's property. The estimated costs of the remedy currently preferred by the EPA for the soil pollution on the Company's land represents approximately $2,000,000 of the estimated $3,000,000 in expense.

	The final remedies have not been selected. In an effort to minimize its exposure for soil pollution, the Company has undertaken further engineering borings and analysis to attempt to identify a more definitive soil area which would require remediation. However, there can be no assurance that the Company will be successful in minimizing such exposure, and there can be no assurance that the total expense incurred by the Company in remediating this site will not exceed $3,000,000.

	 A reserve for $2,000,000 was recorded by the Company during fiscal 1995 since it was considered the most likely amount of loss. To date, $360,000 has been charged against the reserve.

Item 4.    Submission of Matters to a Vote of Security Holders

	There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

	The following information relates to Executive Officers of the Company
(elected annually):
                                                            Year first became
Name                     Age      Positions and Offices     Executive Officer
Michael J. Gasser        46       Chairman of the Board      1988
                                  of Directors and
                                  Chief Executive
                                  Officer, Chairman of
                                  the Executive and
                                  Nominating Committees

William B. Sparks, Jr.   56       Director, President        1995
                                  and Chief Operating
                                  Officer, member of
                                  the Executive
                                  Committee

Charles R. Chandler      62       Director, Vice             1996
                                  Chairman, member of
                                  the Executive
                                  Committee

Joseph W. Reed           60       Chief Financial            1997
                                  Officer and Secretary

Allan Hull               84       Director, Vice             1964
                                  President, General
                                  Counsel, member of
                                  the Executive
                                  Committee

Robert C. Macauley       74       Director, Chief            1996
                                  Executive Officer of
                                  Virginia Fibre
                                  Corporation
                                  (subsidiary company),
                                  Chairman of the
                                  Compensation
                                  Committee

John P. Berg             77       President Emeritus         1972


Executive Officers of the Company  (continued)
                                                             Year first became
Name                     Age      Positions and Offices      Executive Officer

Lloyd D. Baker           64       President of Soterra,      1975
                                  Incorporated
                                  (subsidiary company)

Michael M. Bixby         54       Vice President,            1980
                                  Regional Sales

Ronald L. Brown          50       Vice President, Sales      1996
                                  and Marketing

Dwight L. Dexter         46       Vice President,            1990
                                  Marketing

John K. Dieker           34       Corporate Controller       1996

Elco Drost               52       President of Greif         1996
                                  Containers Inc.
                                  (subsidiary company)

Michael A. Giles         47       Vice President, Mill       1996
                                  Operations

C.J. Guilbeau            50       Vice President and         1986
                                  Associate Director of
                                  Manufacturing

Sharon R. Maxwell        48       Assistant Secretary        1997

Philip R. Metzger        50       Treasurer                  1995

Mark J. Mooney           40       Vice President,            1997
                                  National Sales

William R. Mordecai      45       Vice President,            1997
                                  Containerboard Sales
                                  and Logistics

Jerome B. Nolder, Jr.    39       Vice President,            1996
                                  Container Operations

William R. Shew          67       Special Assistant to       1996
                                  the Vice Chairman

Kent P. Snead            52       Corporate Director of      1997
                                  Strategic Projects

	Except as indicated below, each Executive Officer has served in his present capacity for at least five years.

 Mr. Michael J. Gasser was elected Chairman of the Board of Directors and Chief Executive Officer during 1994. Prior to that time, and for more than five years, he served as a Vice President of the Company.

 Mr. William B. Sparks, Jr. was elected President and Chief Operating
Officer during 1995. Prior to that time, and for more than five years, he served as Chief Executive Officer of Down River International, Inc., a former subsidiary of the Company.

 Mr. Charles R. Chandler was elected Vice Chairman during 1996. Prior to that time, and for more than five years, he served as President and Chief Operating Officer of Virginia Fibre Corporation, a subsidiary of the Company.

	Mr. Joseph W. Reed was elected Chief Financial Officer and Secretary in 1997. Prior to that time, and for more than five years, he served as Senior Vice President, Finance and Administration - CFO of Pharmacia, Inc.

	Mr. John P. Berg was elected President Emeritus in 1996. Prior to that time, he served as President of the Company and General Manager of one of its divisions for more than five years.

	Mr. Lloyd D. Baker was elected President of Soterra, Incorporated (subsidiary company) during 1997. Prior to that time, and for more than five years, he served as a Vice President of the Company.

	Mr. Michael M. Bixby became Vice President of Regional Sales during 1997. During the past five years, he has been a Vice President of the Company.

	Mr. Ronald L. Brown became Vice President of Sales and Marketing during 1997. Prior to that time, and for more than five years, he served as President and Chief Operating Officer for Down River International (former subsidiary company).

	Mr. John K. Dieker was elected Corporate Controller in 1995. From 1994 to 1995 he served as Assistant Corporate Controller. Prior to that time, he served as Internal Auditor for two years.

	During 1996, Mr. Elco Drost was elected President of Greif Containers Inc. (subsidiary company) and continues to serve in this capacity. Prior to that time, and for more than five years, he served as Vice President for the subsidiary company.

Executive Officers of the Company  (concluded)

	Mr. Michael A. Giles became Vice President, Mill Operations, in 1997. He was Executive Vice President of Virginia Fibre Corporation (subsidiary company) in 1996. From 1995 to 1996, he served as Vice President of Manufacturing and, prior to that time, Vice President of Finance and Treasurer at the subsidiary company for more than five years.

	Mr. C.J. Guilbeau became Vice President and Associate Director of Manufacturing during 1997. During the past five years, he has served as Vice President of the Company.

	Ms. Sharon R. Maxwell was elected Assistant Secretary during 1997. Prior to that time, and for more than five years, she served as administrative assistant to the Chairman.

	Mr. Philip R. Metzger was elected Treasurer in 1995. Prior to that time, and for more than the past five years, he served as Assistant Treasurer and Assistant Controller.

	Mr. Mark J. Mooney became Vice President of National Sales during 1997. From 1993 to 1996, he served as the Operations Director, Multiwall Bags, and prior to that time, General Sales and Marketing Manager of one of its divisions.

	Mr. William R. Mordecai became Vice President, Containerboard Sales and Logistics, during 1997. During 1996 to 1997, Mr. Mordecai served as
Director, Containerboard Marketing for Virginia Fibre Corporation
(subsidiary company). During 1994 to 1996, he served as President of Pimlico Paper Corporation. Prior to that time, and for more than the past five years, he served as Director, Operations Planning, of MacMillan
Bloedel, Inc.

	Mr. Jerome B. Nolder, Jr. became Vice President, Container Operations, during 1997. Prior to that time, he served as General Manager of one of its divisions since 1994, and prior to that time, he served as Operations
Manager for the division for more than five years.

	Mr. William R. Shew became Special Assistant to the Vice Chairman during 1997. Prior to that time, and for more than the past five years, he served as President of Greif Board Corporation (subsidiary company).

	Mr. Kent P. Snead became Corporate Director of Strategic Projects during 1997. Prior to that time, and for more than the past five years, he served as the Engineering Manager for Virginia Fibre Corporation (subsidiary company).

                               PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Security Holder Matters

The Class A and Class B Common Stock are traded on the NASDAQ Stock Market. Prior to March 1996, the Class A Common Stock was traded on the Chicago Stock Exchange and there was no active market for the Class B Common Stock.

	The high and low sales prices for each quarterly period during the last two fiscal years are as follows:

                                      Quarter Ended,

                           Jan. 31,    Apr. 30,   July 31,   Oct. 31,
                            1997       1997       1997       1997
Market price

Class A Common Stock:
High                        $31        $31 1/4    $31 1/4    $36 1/2
Low                         $27        $25        $23 3/4    $30

Class B Common Stock:
High                        $35        $35        $33        $37 1/4
Low                         $30        $28 1/4    $26 3/4    $31 1/4


                                      Quarter Ended,

                          Jan. 31,     Apr. 30,   July 31,   Oct. 31,
                          1996         1996       1996       1996

Market price

Class A Common Stock:
High                      $28 7/8      $32        $33        $31 1/2
Low                       $24 1/4      $26 1/4    $26        $27 3/4

Class B Common Stock:
High                       N/A         $35 1/2    $36 1/2    $36
Low                        N/A         $27 1/2    $26 3/4    $31 1/2


As of December 1, 1997, there were 790 shareholders of record of the Class A Common Stock and 179 shareholders of the Class B Common Stock.

Item 5.    Market for the Registrant's Common Stock and
           Related Security Holder Matters (concluded)

     The Company paid five dividends of varying amounts during its fiscal year computed on the basis described in Note 5 to the Consolidated Financial Statements on page 36 of this Form 10-K, which is hereby incorporated by reference. The annual dividends paid for the last three fiscal years are as follows:

	1997 fiscal year dividends per share - Class A $.60; Class B $.89 1996 fiscal year dividends per share - Class A $.48; Class B $.71 1995 fiscal year dividends per share - Class A $.40; Class B $.59

Item 6.    Selected Financial Data

     The 5-year selected financial data is as follows (Dollars in thousands, except per share amounts):

                                    YEARS ENDED OCTOBER 31,

                       1997       1996       1995        1994       1993
Net sales              $648,984   $637,368   $719,345    $583,526   $526,765

Net income             $ 18,086   $ 42,747   $ 60,133    $ 33,754   $ 24,609

Total assets           $550,089   $512,338   $467,662    $419,074   $381,183

Long term obligations  $ 52,152   $ 25,203   $ 14,365    $ 28,215   $ 28,390

Dividends per share:

Class A Common Stock       $.60       $.48       $.40        $.30       $.30
Class B Common Stock       $.89       $.71       $.59        $.44       $.44

Net income per share:

	Based on the assumption that earnings were allocated to Class A and Class B Common Stock to the extent that dividends were actually paid for the year and the remainder were allocated as they would be received by shareholders in the event of liquidation, that is, equally to Class A and Class B shares, share and share alike:


                           1997      1996       1995        1994       1993

Class A Common Stock       $.64      $1.75      $2.39       $1.32      $.94
Class B Common Stock       $.93      $1.98      $2.58       $1.46      $1.08

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

Item 7.    Management's Discussion and Analysis of Financial Condition
 	         and Results of Operations

FINANCIAL DATA

	Presented below are certain comparative data illustrative of the following discussions of the Company's results of operations, financial condition and changes in financial condition (Dollars in thousands):

                                  1997        1996       1995       1994
Net sales:
Industrial shipping containers   $396,456     $391,315   $392,505   $353,992
Containerboard                    252,528      246,053    326,840    229,534

       Total                     $648,984     $637,368   $719,345   $583,526

Operating profit:
Industrial shipping containers   $13,157      $16,736    $ 9,059     $ 9,573
Containerboard                        10       36,926     80,476      30,306

       Total                     $13,167      $53,662    $89,535     $39,879

Net income                       $18,086      $42,747    $60,133     $33,754

Current ratio                      2.9:1        3.7:1      4.0:1       4.4:1
Cash flow from operations        $40,115      $81,906    $85,820     $48,049
(Decrease) increase in working
capital                         $(22,257)    $(13,973)   $ 3,342     $ 7,202
Capital expenditures             $36,193      $74,395    $61,066     $40,682

RESULTS OF OPERATIONS

   	Net income decreased $24,661,000 or 58% from the prior year. The reduction is primarily due to the lower operating profit for the containerboard segment caused by lower sales prices without a corresponding decrease in the cost of products sold and selling, general and administrative expenses for the segment. The lower sales prices were a result of the continued weakness in paper prices which related to excess capacity in the containerboard market during 1997. These negative price trends, which started at the end of 1995, reached a 19-year low in May 1997. In the last several months of 1997, sales prices in the containerboard segment have begun to increase.

   	Historically, revenues or earnings may or may not be representative of future operations because of various economic factors. As explained below, the Company is subject to the general economic conditions of its customers and the industry in which it operates.

Item 7.    Management's Discussion and Analysis of Financial Condition
	         	and Results of Operations  (continued)

   	The Company remains confident that, with the financial strength that it has built over its 120-year existence, it will be able to compete in its highly competitive markets.

Net Sales

   	The containerboard segment had an increase in net sales of $6.5 million or 2.6% in 1997. As mentioned above, excess capacity in the containerboard market caused sales prices for containerboard and related products to be lower. This reduction in sales prices at our paper mills was partially offset by an increase in sales volume this year as compared to last year.
In addition, the Company completed three acquisitions of corrugated container companies: Aero Box Company located in Roseville, Michigan; Independent Container, Inc. with locations in Louisville and Erlanger,
Kentucky and Ferdinand, Indiana; and Centralia Container, Inc. located in Centralia, Illinois. These acquisitions, along with the two acquisitions from the prior year, contributed $48.7 million of net sales during 1997, and contributed to the further integration of the businesses. In the prior year, there were $7.3 million of net sales relating to the 1996 acquisitions.

   	The industrial shipping containers segment had an increase in net sales of $5.1 million or 1.3% in 1997. The increase is primarily due to the purchase of two steel drum operations located in Merced, California and Oakville, Ontario, Canada in the current year which contributed $19.1 million in sales during 1997. The increase that resulted from this acquisition was partially offset by the disposal of the Company's wood components plants in Kentucky, California, Washington and Oregon, at the beginning of August 1997 and one of its injection molding facilities located in Ohio during February 1997. Net sales for the locations which were sold amounted to $38 million in 1997 and $46.2 million in 1996. These locations were sold since it was determined that they no longer met the strategic objectives of the Company.

   	The containerboard segment had a decrease in net sales of $81 million in 1996. The reduction in net sales was primarily caused by lower selling prices due to weaknesses in the containerboard market during 1996. This decrease was partially offset by a sales volume increase in 1996.

   	During 1996, the Company purchased two corrugated container companies with locations in Illinois, West Virginia and Kentucky. In addition, a subsidiary of the Company began operations at a new plant in Mason, Michigan.

Item 7.    Management's Discussion and Analysis of Financial Condition
    	      and Results of Operations  (continued)

   	Net sales in the industrial shipping containers segment remained about the same in 1996 as in the previous year. There was a decrease in net sales due to the closing of two drum plants at the end of 1995. The closings resulted from management's determination that they would not provide a reasonable return to the Company. The reduction in net sales was offset by a net increase in sales at the other locations of this segment primarily due to more sales volume.

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

   	The industrial shipping containers segment had an increase in net sales of $39 million in 1995 resulting from more volume. In addition, there were some sales price increases that were made because of the increase in the cost of the Company's raw materials.

Operating Profit

   	During 1997, the decrease in operating profit of $40.5 million is primarily due to a lower gross profit margin of 13.1% this year compared to 19.1% last year. This reduction was caused by lower sales prices per unit in the containerboard segment without a corresponding reduction in the cost of products sold. In addition, selling, general and administrative expenses included in both segments increased over the prior year partially due to additional selling, general and administrative costs being included from the Company's recent acquisitions.

   	The operating profit of the containerboard segment is insignificant in 1997 compared to $37 million or 15.0% of net sales in 1996 and $80 million or 24.6% of net sales in 1995. The decrease in 1996, and continued decrease in 1997 is due to the reduction in sales prices resulting in less favorable gross profit margins. The increase in 1995 is due to increases in net sales and more favorable gross profit margins.

Item 7.    Management's Discussion and Analysis of Financial Condition
    	      and Results of Operations  (continued)

   	The operating profit of the industrial shipping containers segment is $13.2 million or 3.3% of net sales in 1997 compared to $17 million or 4.3% of net sales in 1996 and $9 million or 2.3% of net sales in 1995. The operating profits of this segment have been affected by severe price pressures on its products. However, due to the Company's ongoing efforts to reduce operating costs through cost control measures, manufacturing innovations and capital expenditures, the operating profits increased from 1994 to 1996. During 1997, the Company experienced lower profitability due to higher cost of materials without a corresponding increase in sales prices.

Restructuring Charge

   	During 1997, the Company adopted a plan to consolidate its operations which included the relocation of certain key operating employees, the realignment of some of its administrative functions and the reduction of certain support functions. As a result, there was a charge to income of $6.2 million during the fourth quarter.

Other Income

   	Other income increased in 1997 due to $3 million of additional sales of timber properties. Also, the Company sold its wood components plants and one of its injection molding facilities during the year which resulted in $3.7 million of gains on the sale of capital assets.

   	Other income of the Company increased in 1996 due to the sale of timber properties in the United States and in Canada.

   	In 1995, other income increased primarily due to the sale of timber properties under threat of acquisition by eminent domain and more salvage timber sales. The increase in volume of timber sales was accompanied by higher timber prices.

Interest Expense

   	Interest expense increased $2.2 million as a result of additional debt issued in 1997 and 1996 relating to the acquisitions of the Company and certain capital improvements.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations  (continued)

Income Before Income Taxes

   	Income before income taxes decreased $38.2 million in 1997 primarily due to less favorable gross profit margins than in the prior year. In addition, there was a $6.2 million charge related to the restructuring and a $2.2 million increase in interest expense. These reductions were offset by the $3 million of higher timber sales and $3.7 million of gains on the sale of certain facilities which no longer fit the business strategy of the Company.

   	Income before income taxes decreased by $30.2 million in 1996 due to lower sales and less favorable gross profit margins than in the prior year. These reductions were offset by a $1.6 million increase in gains from timber sales as compared to 1995.

   	In 1995, income before income taxes increased because of higher sales and more favorable gross profit margins. In addition, as discussed above, there was an increase in the sale of timber and timber properties.

LIQUIDITY AND CAPITAL RESOURCES

   	As indicated in the Consolidated Balance Sheets, elsewhere in this Report and in the financial data set forth above, the Company is dedicated to maintaining a strong financial position. It is our belief that this dedication is extremely important during all economic times.

   	The Company's financial strength is important to continue to achieve the following goals:

a. To protect the assets of the Company and the intrinsic value of shareholders' equity in periods of adverse economic conditions.

b. To respond to any large and presently unanticipated cash demands that might result from future adverse events.

c. To be able to benefit from new developments, new products and new opportunities in order to achieve the best results for our shareholders.

d. To continue to pay competitive remuneration, including the ever-increasing costs of employee benefits, to Company employees who produce the results for the Company's shareholders.

Item 7.    Management's Discussion and Analysis of Financial Condition
	         	and Results of Operations  (continued)

e. To replace and improve plants and equipment. When plants and production machinery must be replaced, either because of wear or to obtain the cost-reducing potential of technological improvement required to remain a low-cost producer in the highly competitive environment in which the Company operates, the cost of new plants and machinery are often significantly higher than the historical cost of the items being replaced.

 The Company, during 1997, invested approximately $36 million in capital additions and $42 million for its acquisitions. During the last three years, the Company has invested $223 million in capital additions and acquisitions.

	During 1997, the Company purchased three corrugated container companies, Aero Box Company, Independent Container, Inc. and Centralia Container, Inc. In addition, the Company purchased two steel drum operations. Furthermore, one of the paper mills added a power plant to its operations and a corrugated carton plant had a major addition to its facility which included more machinery and equipment.

	As discussed in the 1996 Annual Report, Virginia Fibre Corporation, a subsidiary of the Company, made significant improvements to its facilities by adding a new woodyard and a manufacturing control system. Greif Board Corporation, a subsidiary of the Company, made significant improvements to its machinery and equipment. In addition, Michigan Packaging Company, a subsidiary of the Company, built a new manufacturing plant in Mason, Michigan that was completed in November 1995. The Company purchased two corrugated container companies, Decatur Container Corporation and Kyowva Corrugated Container Company, Inc. in 1996.

	While there is no commitment to continue such a practice, at least one new manufacturing plant or a major addition to an existing plant has been undertaken in each of the last three years.

  On December 10, 1997, the Company signed a non-binding letter of intent to acquire all of the outstanding shares of KMI Continental Fibre Drum, Inc., Fibro Tambor, S.A. de C.V., Sonoco Plastic Drum, Inc. from Sonoco Products and their interest in Total Packaging Systems of Georgia, LLC for approximately $225 million in cash. The acquisition is subject to satisfactory completion of due diligence by the Company and receipt of all required governmental approvals. In addition, the Company has approved future purchases, primarily for equipment, of approximately $7 million.

Item 7.    Management's Discussion and Analysis of Financial Condition
    	      and Results of Operations  (concluded)

	Self-financing and borrowing have been the primary sources for past capital expenditures and acquisitions. The Company will attempt to finance future capital expenditures and acquisitions in a like manner. Long term obligations are higher at October 31, 1997 compared to October 31, 1996 due to additional long term debt related to its acquisitions and capital improvements. The increase caused by this debt was partially offset by the payment of long term debt during 1997.

	These investments are an indication of the Company's commitment to be the quality, low-cost producer and the desirable long term supplier to all of our customers.

	Management believes that the present financial strength of the Company will be sufficient to achieve the foregoing goals.

	In spite of such necessary financial strength, the Company's industrial shipping containers business, where packages manufactured by Greif Bros. Corporation are purchased by other manufacturers and suppliers, is wholly subject to the general economic conditions and business success of the Company's customers.

	Similarly, the Company's containerboard and related products business is subject to the general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competitors.

	The historical financial strength generated by these segments has enabled them to remain independently liquid during adverse economic conditions.

                  SAFE HARBOR STATEMENT UNDER THE PRIVATE
                  SECURITIES LITIGATION REFORM ACT OF 1995

	Except for the historical information contained herein, the matters discussed in this Annual Report contain certain forward-looking statements which involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and related products, prices and other factors discussed in the Company's filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those projected in such forward-looking statements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

	Not applicable at this time

Item 8.    Financial Statements and Supplementary Data

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME

               (Dollars in thousands, except per share amounts)

For the years ended October 31,        1997         1996         1995
Net sales                              $648,984     $637,368     $719,345
Other income:

Interest and other                       12,918        5,214        5,822
Gain on timber sales                     12,681        9,626        8,067

                                        674,583      652,208      733,234

Costs and expenses (including
depreciation of $30,660 in 1997,
$26,348 in 1996 and $22,944 in
1995):
Cost of products sold                   563,665      515,775      561,118
Selling, general and administrative      78,743       68,220       73,733
Interest                                  2,670          517          472

                                        645,078      584,512      635,323

Income before income taxes               29,505       67,696       97,911
Taxes on income                          11,419       24,949       37,778

Net income                             $ 18,086     $ 42,747     $ 60,133

Net income per share (based on the average number of shares outstanding during the year):

	Based on the assumption that earnings were allocated to Class A and Class
B Common Stock to the extent that dividends were actually paid for the year and the remainder were allocated as they would be received by shareholders in the event of liquidation, that is, equally to Class A and Class B shares, share and share alike:

                                         1997          1996        1995

Class A Common Stock                     $ .64         $1.75        $2.39
Class B Common Stock                     $ .93         $1.98        $2.58

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

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

ASSETS
                 October 31,                         1997            1996
CURRENT ASSETS
    Cash and cash equivalents                        $ 17,719        $ 26,560
    Canadian government securities                      7,533          19,479
    Trade accounts receivable - less allowance of
    $847 for doubtful items ($826 in 1996)             81,582          73,987
    Inventories                                        44,892          49,290
    Prepaid expenses and other                         21,192          16,131
                 Total current assets                 172,918         185,447

LONG TERM ASSETS
    Cash surrender value of life insurance              1,070           2,982
    Goodwill - less amortization                       17,352           4,617
    Other long term assets                             20,952           7,116

                                                       39,374          14,715

PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                  6,884           6,112
    Land                                               11,139          10,771
    Buildings                                         139,713         125,132
    Machinery, equipment, etc.                        424,177         385,834
    Construction in progress                           17,546          33,450
    Less accumulated depreciation                    (261,662)       (249,123)

                                                      337,797         312,176

                                                     $550,089        $512,338

See accompanying Notes to Consolidated Financial Statements

                  GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                            CONSOLIDATED BALANCE SHEETS

                              (Dollars in thousands)

    LIABILITIES AND SHAREHOLDERS' EQUITY
               October 31,                           1997            1996
CURRENT LIABILITIES
    Accounts payable                                 $ 37,390        $ 31,609
    Current portion of long term obligations            8,504           2,455
    Accrued payrolls and employee benefits             13,821           8,989
    Accrued taxes - general                                97           1,949
    Taxes on income                                       596           5,678
               Total current liabilities               60,408          50,680

LONG TERM OBLIGATIONS                                  43,648          22,748
OTHER LONG TERM LIABILITIES                            16,155          15,406
DEFERRED INCOME TAXES                                  29,740          22,872
               Total long term liabilities             89,543          61,026

SHAREHOLDERS' EQUITY
    Capital stock, without par value                    9,739           9,034
      Class A Common Stock:
        Authorized 32,000,000 shares;
          issued 21,140,960 shares;
          outstanding 10,900,672 shares
          (10,873,172 in 1996)
      Class B Common Stock:
        Authorized and issued 17,280,000 shares;
          outstanding 12,001,793 shares

      Treasury stock, at cost                         (41,868)        (41,867)
        Class A Common Stock: 10,240,288 shares
          (10,267,788 in 1996)
        Class B Common Stock: 5,278,207 shares

      Retained earnings                               437,550         436,672

      Cumulative translation adjustment                (5,283)         (3,207)

                                                      400,138         400,632

                                                     $550,089        $512,338

See accompanying Notes to Consolidated Financial Statements

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
For the years ended October 31,              1997        1996        1995
Cash flows from operating activities:
  Net income                                 $ 18,086    $ 42,747    $ 60,133
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation, depletion and
        amortization                           31,926      26,420      23,002
      Deferred income taxes                     4,703       9,308       6,597
      Gain on disposals of properties, plants
      and equipment                            (7,023)       (412)       (331)
  Increase (decrease) in cash from changes
    in certain assets and liabilities, net of
    effects from acquisitions:
      Trade accounts receivable                  (769)      4,831      (7,449)
      Inventories                               9,660       6,356      (2,932)
      Prepaid expenses and other               (2,563)        420      (2,098)
      Other long term assets                  (11,719)        (75)     (1,344)
      Accounts payable                          1,809      (5,481)      2,987
      Accrued payrolls and employee benefits    4,449      (1,904)      3,800
      Accrued taxes - general                  (1,871)        (37)          2
      Taxes on income                          (5,118)      5,449        (587)
      Other long term liabilities              (1,455)     (5,716)      4,040
    Net cash provided by operating activities  40,115      81,906      85,820
Cash flows from investing activities:
      Acquisitions of companies, net of cash
       acquired                               (41,121)       (284)         --
      Disposals of investments in government
       securities                              12,585       1,481       9,211
      Purchases of investments in government
       securities                                (639)     (1,979)     (4,223)
      Purchases of properties, plants and
       equipment                              (36,193)    (74,395)    (61,066)
      Proceeds on disposals of properties,
       plants and equipment                     7,634         851         745
    Net cash used in investing activities     (57,734)    (74,326)    (55,333)
Cash flows from financing activities:
      Proceeds from issuance of long term
        obligations                            52,753      11,329      12,000
      Payments on long term obligations       (25,804)     (3,692)    (25,849)
      Payments on short term obligations           --      (6,668)         --
      Acquisitions of treasury stock              (31)         --      (2,647)
      Exercise of stock options                   735          --          --
      Dividends paid                          (17,208)    (13,740)    (12,180)
    Net cash provided by (used in) financing
      activities                               10,445     (12,771)    (28,676)
Foreign currency translation adjustment        (1,667)        139         258
Net (decrease) increase in cash and cash
  equivalents                                  (8,841)     (5,052)      2,069
Cash and cash equivalents at beginning of year 26,560      31,612      29,543
Cash and cash equivalents at end of year     $ 17,719    $ 26,560    $ 31,612

See accompanying Notes to Consolidated Financial Statements

              GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          (Dollars and shares in thousands, except per share amounts)

                    Capital Stock Treasury Stock Retained Translation Share-
                    Shares Amount Shares  Amount Earnings Adjustment  holders'
                                                                      Equity
Balance at November
1, 1994             24,182 $9,034 14,239  $(38,129) $359,712 $(3,678) $326,939
Net income                                            60,133            60,133
Dividends paid
  (Note 5):
Class A - $.40                                        (4,349)           (4,349)
Class B - $.59                                        (7,831)           (7,831)
Treasury shares
  acquired           (107)           107    (2,647)                     (2,647)
Translation gain                                                 288       288

Balance at October
31, 1995           24,075   9,034 14,346   (40,776)  407,665  (3,390)  372,533
Net income                                            42,747            42,747
Dividends paid
(Note 5):
  Class A - $.48                                      (5,219)           (5,219)
  Class B - $.71                                      (8,521)           (8,521)
Treasury shares
acquired           (1,200)         1,200    (1,091)                     (1,091)
Translation gain                                         183               183

Balance at October
31, 1996           22,875  9,034  15,546   (41,867)  436,672  (3,207)  400,632
Net income                                            18,086            18,086
Dividends paid
(Note 5):
  Class A - $.60                                      (6,526)           (6,526)
  Class B - $.89                                     (10,682)          (10,682)
Treasury shares
  acquired             (1)             1       (31)                        (31)
Stock options
  exercised            28    705     (28)       30                         735
Translation loss                                              (2,076)   (2,076)

Balance at October
31, 1997           22,902 $9,739  15,519  $(41,868) $437,550 $(5,283) $400,138

See accompanying Notes to Consolidated Financial Statements

              GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

	The Consolidated Financial Statements include the accounts of Greif Bros. Corporation and its subsidiaries (the Company). All intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

	The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements and certificates of deposit of $4,800,000 and $4,700,000, respectively, in 1997 ($6,100,000 and
$13,400,000, respectively, in 1996).

Canadian Government Securities

	The Canadian government securities are classified as available-for-sale and, as such, are reported at their fair value which approximates amortized cost. These securities have maturities to 2002.

	During 1997, the Company received $10,600,000 in proceeds from the sale of available-for-sale securities ($3,600,000 in 1995). The realized gains and losses included in income are immaterial.

Inventories

	Inventories are comprised principally of raw materials and are stated at the lower of cost (principally on last-in, first-out basis) or market.
If inventories were stated on the first-in, first-out basis, the balance would be $47,000,000 greater in 1997, $48,400,000 greater in 1996 and
$57,600,000 greater in 1995.  During 1997, 1996 and 1995, the Company experienced slight LIFO liquidations which were deemed to be immaterial to the Consolidated Financial Statements.

Properties, Plants and Equipment

	Depreciation on properties, plants and equipment is provided by the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for income tax purposes. Expenditures for repairs and maintenance are charged to income as incurred.

	Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

	When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as applicable.

Goodwill

	Goodwill is amortized on a straight-line basis over fifteen years. The Company periodically reviews its goodwill to determine if an impairment has occurred. Accumulated amortization was $1,052,000 at October 31, 1997
($19,000 at October 31, 1996).

Fair Value of Financial Instruments

	The carrying amounts of cash and cash equivalents, Canadian government securities and long term obligations approximate their fair values.

	The fair value of long term obligations is estimated based on quoted market prices on current rates offered to the Company for debt of the same remaining maturities. The carrying values of the interest rate swap agreements (see Note 4) approximate their fair values, as determined by the counterparties.

Foreign Currency Translation

	In accordance with SFAS No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates.

	The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company's foreign operations, are presented in the Consolidated Statements of Changes in Shareholders' Equity. The transaction gains and losses included in income are immaterial.

Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

Operations by Industry Segment

	Information concerning the Company's industry segments, presented on pages 3-4 of this Form 10-K, is an integral part of these financial statements.

Recent Accounting Standards

	During 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

	SFAS No. 128 (effective in 1998 for the Company) requires companies to present basic earnings per share and diluted earnings per share. The adoption of the new standard is not expected to have a material effect on the presentation of earnings per share.

	SFAS No. 130, which will not be effective until 1999 for the Company, requires companies to present comprehensive income, which is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners, in its financial statements. Currently, the only item in addition to net income that would be included in comprehensive income is the cumulative translation adjustment.

	SFAS No. 131, which will not be effective until 1999 for the Company, requires that reporting segments be redefined in terms of a company's
operating segments.   Adoption of the new standard is not expected to have a
significant impact on the presentation of the Company's segments.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

	In November 1996, the Company purchased the assets of Aero Box Company, a corrugated container company, located in Michigan. In March 1997, the Company acquired the assets of two steel drum manufacturing plants located in California and Ontario, Canada. In May 1997, the Company purchased all of the outstanding common stock of Independent Container, Inc., a corrugated container company with two locations in Kentucky and a location in Indiana.
In June 1997, the Company purchased all of the outstanding common stock of Centralia Container, Inc., located in Illinois.

	The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the results of these acquisitions were not significant to the Company.

	In February 1997, the Company sold its injection molding plant in Ohio. In addition, the Company sold its wood component facilities, which manufactured door panels, wood moldings and window and door parts, with locations in Kentucky, California, Washington and Oregon in August 1997.
The transactions resulted in a gain of $3.7 million which is included in other income.

NOTE 3 - RESTRUCTURING COSTS

	During the fourth quarter of 1997, the Company adopted a plan to consolidate its operations. This plan included the relocation of certain key operating people to the corporate office. In addition, there was a realignment of some of the administrative functions that were being performed at the subsidiary and division offices which resulted in some staff reductions. Finally, costs associated with the reduction of certain support functions were incurred. As a result, a restructuring charge of $6.2 million, consisting primarily of severance benefits, was recorded in the results of operations during the fourth quarter of 1997.

NOTE 4 - LONG TERM OBLIGATIONS

  The Company's long term obligations, which are primarily with banks, include the following as of October 31 (Dollars in thousands):

                                                    1997           1996
Notes Payable:
 Fixed rate notes - 5.91% to 9.69%, due 1998 -
    2015, secured by certain equipment, real
    estate, inventory and receivables               $ 1,558         $ 1,988
Variable rate notes - LIBOR plus .25% to .49%
    or Prime Rate plus 1%, due 1999 - 2004,
    certain notes secured by equipment               35,544           8,609
Revolving credit agreement and lines of
  credit:
  Variable rate - tied to LIBOR or Prime Rate,
    expiring in 2000                                 15,050          12,830
Total                                                52,152          23,427
Capital lease obligation                                 --           1,776
Less: current portion                                 8,504           2,455
Long term obligations                               $43,648         $22,748

  Long term obligations have generally resulted from acquisitions and capital improvements. Certain loan agreements contain debt covenants related to the financial position or results of operations of the Company.

  The Company has a revolving credit agreement and lines of credit totaling $62 million. At October 31, 1997, the Company has $47 million available under its revolving credit agreement and lines of credit.

  During 1997, the Company entered into interest rate swap agreements with aggregate notional amounts of $32,685,000 without the exchange of underlying principal. The interest rate swaps were entered into to manage the Company's exposure to variable rate debt. Under such agreements, the Company receives interest from the counterparties equal to amounts incurred under its existing variable rate debt, and pays interest to the counterparties at fixed rates ranging from 6.43% to 7.39%. The differential to be paid and received under such agreements is recorded as an adjustment to interest expense and is included in interest receivable or payable. The agreements expire within seven years.

  Annual maturities of long term obligations are $8,504,000 in 1998, $7,895,000 in 1999, $22,737,000 in 2000, $7,503,000 in 2001, $3,049,000 in
2002 and $2,464,000 thereafter.

  During 1997, the Company paid $3,726,000 of interest ($862,000 in 1996 and $1,359,000 in 1995) related to the long term obligations. Interest of $1,163,000 in 1997, $569,000 in 1996 and $780,000 in 1995 was capitalized.

  During 1997, the capital lease obligation relating to land, building and machinery and equipment at one of the Company's plant locations was assumed by another party through the disposal of a plant. The amount that was capitalized under this agreement was $2,708,000 and had accumulated depreciation of $606,000 as of October 31, 1996.

  The Company has entered into non-cancelable operating leases for buildings and office space. The future minimum lease payments for the non-cancelable operating leases are $1,473,000 in 1998, $992,000 in 1999, $630,000 in 2000, $578,000 in 2001, $298,000 in 2002 and $250,000
thereafter. Rent expense was $5,684,000 in 1997, $3,592,000 in 1996 and $3,246,000 in 1995.

NOTE 5 - CAPITAL STOCK

 	Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to 1/2 cent a share per year. Further distribution in any year must be made in proportion of 1 cent a share for Class A Common Stock to 1 1/2 cents a share for Class B Common Stock. The Class A Common Stock shall have no voting power nor shall it be entitled to notice of meetings of the shareholders, all rights to vote and all voting power being vested exclusively in the Class B Common Stock unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. There is no cumulative voting.

NOTE 6 - STOCK OPTIONS

	In 1996, a Directors' Stock Option Plan (Directors' Plan) was adopted which provides the granting of stock options to Directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock which options may be granted may not exceed 100,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable immediately. As of October 31, 1997, no options have been exercised. Options expire ten years after date of grant.

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

 	In 1997, 136,500 incentive stock options were granted with option prices of $30.00 per share. Under the Directors' Plan, 12,000 options were granted to outside directors with option prices of $30.50 per share.

	In 1996, 152,100 incentive stock options were granted with option prices of $29.62 per share. Under the Directors' Plan, 12,000 options were granted to outside directors with option prices of $30.00 per share.

	In 1995, 155,000 and 44,500 incentive stock options were granted with option prices of $26.19 per share and $22.94 per share, respectively. In addition, 10,000 non-statutory options were granted with option prices of $23.75 per share.

	The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):


                                      1997                1996
Net income                            $17,133             $42,486
Net income per share:
    Class A Common Stock                 $.60               $1.74
    Class B Common Stock                 $.89               $1.97

 	The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

                                      1997                1996

Dividend yield                        1.31%               1.16%
Volatility rate                      20.60%              29.20%
Risk-free interest rate               6.29%               6.52%
Expected option life                6 years             6 years

The weighted fair value of shares granted were $9.03 and $10.95 at October 31, 1997 and 1996, respectively. Stock option activity was as follows (Shares in thousands):

                                1997             1996             1995
                                Weighted         Weighted         Weighted
                                Average          Average          Average
                                Exercise         Exercise         Exercise
                           Shares  Price    Shares  Price    Shares  Price

Beginning Balance             374 $27.25       210 $25.38        -- $   --
Granted                       148  30.04       164  29.62       210  25.38
Forfeited                      38  27.11        --     --        --     --
Exercised                      28  25.79        --     --        --     --
Expired                        --     --        --     --        --     --
Ending Balance                456 $28.26       374 $27.25       210 $25.38

 	There are 181,000 options which were exercisable at October 31, 1997 (12,000 options at October 31, 1996).

 	During 1996, the Company purchased all rights to options granted under a stock option plan at one of its subsidiaries and subsequently eliminated the plan.

NOTE 7 - INCOME TAXES

	Income tax expense is comprised as follows (Dollars in thousands):

                                                  State
                            U.S.                  and
                          Federal     Foreign     Local         Total
1997:
       Current            $ 3,617     $ 2,097     $ 1,607       $  7,321
       Deferred             4,087         (96)        107          4,098

                          $ 7,704     $ 2,001     $ 1,714        $11,419

1996:
       Current            $11,330     $ 3,075     $ 1,630        $16,035
       Deferred             7,903         (59)      1,070          8,914

                          $19,233     $ 3,016     $ 2,700        $24,949

1995:

      Current             $27,053     $ 1,616     $ 3,567        $32,236
      Deferred              3,655         258       1,629          5,542

                          $30,708     $ 1,874     $ 5,196        $37,778

	Foreign income before income taxes amounted to $5,241,000 in 1997
($7,729,000 in 1996 and $4,452,000 in 1995).

	The following is a reconciliation of the U.S. statutory Federal income tax rate to the Company's effective tax rate:

                                        1997         1996          1995

U.S. Federal statutory tax rate         35.0%        35.0%         35.0%
State and local taxes, net of
  Federal tax benefit                    3.8%         3.6%          3.9%
Other                                    (.1%)       (1.7%)         (.3%)

Effective income tax rate               38.7%        36.9%         38.6%

	Significant components of the Company's deferred tax assets and liabilities are as follows at October 31 (Dollars in thousands):

                                             1997           1996
Current deferred tax assets                  $ 5,729        $ 3,564

Current deferred tax liabilities             $    10        $    29

Book basis on acquired assets                $10,159        $11,432
Other                                          2,249            551

Long term deferred tax assets                $12,408        $11,983

Depreciation                                 $35,448        $27,974
Timber condemnation                            3,557          2,873
Undistributed Canadian net income              1,627          1,753
Pension costs                                  1,111          1,887
Other                                            405            368

Long term deferred tax liabilities           $42,148        $34,855

	At October 31, 1997, the Company has provided deferred income taxes on all of its undistributed Canadian earnings.

	During 1997, the Company paid $13,334,000 in income taxes ($10,318,000 in 1996 and $35,692,000 in 1995).

NOTE 8 - RETIREMENT PLANS

 	The Company has non-contributory defined benefit pension plans that cover most of its employees. These plans include plans self-administered by the Company along with Union administered multi-employer plans. The self-administered hourly and Union plans' benefits are based primarily upon years of service. The self-administered salaried plans' benefits are based primarily on years of service and earnings. The Company contributes an amount that is not less than the minimum funding nor more than the maximum tax-deductible amount to these plans. The plans' assets consist of unallocated insurance contracts, equity securities, government obligations and the allowable amount of the Company's stock (127,752 shares of Class A Common Stock and 77,755 shares of Class B Common Stock at October 31, 1997 and 1996).

	The pension expense for the plans included the following (Dollars in thousands):

                                         1997          1996          1995

Service cost, benefits earned during
  the year                               $ 2,714       $ 2,648       $2,365
Interest cost on projected benefit
  obligation                               4,548         4,277        3,839
Actual return on assets                   (8,986)       (6,404)      (4,646)
Net amortization                           3,974         1,759          263

                                           2,250         2,280        1,821
Multi-employer and non-U.S. pension
  expense                                    370           593          790

Total pension expense                    $ 2,620       $ 2,873       $2,611

	The range of weighted average discount rate and expected long term rate of return on plan assets used in the actuarial valuation was 7.0% - 9.0% for 1997, 1996 and 1995. The rate of compensation increases for salaried employees used in the actuarial valuation range from 4.0% - 6.5% for 1997, 1996 and 1995.

	The following table sets forth the plans' funded status and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):

                               Assets Exceed              Accumulated
                                Accumulated                Benefits
                                  Benefits               Exceed Assets
                               1997       1996           1997       1996
Actuarial present value of
  benefit obligations:

Vested benefit obligation      $34,190    $31,675        $10,636    $ 9,243

Accumulated benefit
  obligation                   $34,569    $32,113        $12,279    $10,782

Projected benefit obligation   $46,246    $46,085        $12,279    $10,782

Plan assets at fair value      $59,836    $52,423        $10,718     $10,257

Plan assets greater than
  (less than) projected
  benefit obligation           $13,590      6,338        $(1,561)      $(525)

Unrecognized net (gain) loss    (8,942)    (9,274)           641         769

Prior service cost not yet
  recognized in net periodic
  pension cost                   6,096      6,587          2,788       2,368

Adjustment required to
  recognize minimum liability       --         --         (1,048)       (804)

Unrecognized net (asset)
  obligation from transition    (7,345)       438         (2,381)     (2,333)

Prepaid pension cost
  (liability)                  $ 3,399    $ 4,089        $(1,561)     $ (525)

 	During 1997 and 1996, the Company, in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions", recorded the "adjustment required to recognize minimum liability". The amount was offset by a long term asset, of an equal amount, recognized in the Consolidated Financial
Statements.

 	In addition to the pension plans, the Company has several voluntary 401(k) savings plans which cover eligible employees at least 21 years of age with one year of service. For certain plans, the Company matches 25% of each employees contribution, up to a maximum of 5% or 6% of base salary. Company contributions to the 401(k) plans were $350,000 in 1997, $234,000 in 1996 and $27,000 in 1995.

NOTE 9 - SUBSEQUENT EVENT

	On December 10, 1997, the Company signed a non-binding letter of intent to acquire all of the outstanding shares of KMI Continental Fibre Drum, Inc., Fibro Tambor, S.A. de C.V. and Sonoco Plastic Drum, Inc., which are wholly-owned subsidiaries of Sonoco Products Co. (Sonoco). In addition, the Company would purchase Sonoco's interest in Total Packaging Systems of Georgia, LLC. These companies comprise the entire industrial container group of Sonoco and last year had combined annual net sales of approximately $210 million. The acquisition of these operations includes twelve fibre drum plants and five plastic drum plants along with facilities for research and development, packaging services and distribution.

  The purchase price will be approximately $225 million in cash and is subject to regulatory approval and due diligence review.

                  REPORT OF MANAGEMENT'S RESPONSIBILITIES

To the Shareholders of
Greif Bros. Corporation

 	The Company's management is responsible for the financial and operating information included in this Annual Report to Shareholders, including the Consolidated Financial Statements of Greif Bros. Corporation and its subsidiaries. These statements were prepared in accordance with generally accepted accounting principles and, as such, include certain estimates and judgments made by management.

 	The system of internal accounting control, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company's management. This system is continually reviewed by the internal auditor of the Company. In addition, Price Waterhouse LLP, an independent accounting firm, audits the financial statements of Greif Bros. Corporation and its subsidiaries and considers the internal control structure of the Company in planning and performing its audit. The Audit Committee of the Board of Directors meets periodically with the internal auditor and independent accountants to discuss the internal control structure and the results of their audits.

/s/  Michael J. Gasser	                   		/s/ Joseph W. Reed
Michael J. Gasser		                        	Joseph W. Reed
Chairman and Chief Executive Officer	       Chief Financial Officer and
 		                                         Secretary

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

 	In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 48 present fairly, in all material respects, the financial position of Greif Bros. Corporation and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended October 31, 1997, in conformity with generally accepted accounting principles.
These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP              	Columbus, Ohio
		                                     November 26, 1997, except as to Note 9,
	                                     	which is as of December 10, 1997

Item 8.    Financial Statements and Supplementary Data  (concluded)

                     QUARTERLY FINANCIAL DATA (Unaudited)

	The quarterly results of operations for fiscal 1997 and 1996 are shown below (Dollars in thousands, except per share amounts):

                                         Quarter Ended,

                        Jan. 31,      Apr. 30,      July 31,     Oct. 31,
                        1997          1997          1997         1997

Net sales               $152,370      $152,529      $167,062     $177,023
Gross profit            $ 21,041      $ 17,608      $ 22,193     $ 24,477
Net income              $  4,485      $  3,580      $  4,682     $  5,339

Net income per share:
Assuming distributions as actually paid out in dividends and the balance as in liquidation:
   Class A Common Stock     $.14          $.12          $.18         $.20
   Class B Common Stock     $.25          $.18          $.24         $.26


                                         Quarter Ended,

                        Jan. 31,      Apr. 30,     July 31,      Oct. 31,
                        1996          1996         1996          1996

Net sales               $159,743      $159,212     $155,994      $162,419
Gross profit            $ 32,309      $ 26,051     $ 27,129      $ 36,104
Net income              $ 10,826      $  6,579     $  9,636      $ 15,706

Net income per share:
Assuming distributions as actually paid out in dividends and the balance as in liquidation:
  Class A Common Stock      $.41          $.27         $.40          $.67
  Class B Common Stock      $.52          $.31         $.44          $.71

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 	There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

                                 PART III

Item 10.    Directors and Executive Officers of the Registrant

 	Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1997. Information regarding the executive officers of the Registrant may be found under the caption "Executive Officers of the Company" in Part I, and is also incorporated by reference into this Item 10.

Item 11.    Executive Compensation

 	Information with respect to Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1997.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

 	Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1997.

Item 13.    Certain Relationships and Related Transactions

 	Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1997.

                                 PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

                                                                    Page
(1) Financial Statements:
   Consolidated Statements of Income for the three
   years ended October 31, 1997                                     26

   Consolidated Balance Sheets at October 31,
   1997 and 1996                                                    27-28

   Consolidated Statements of Cash Flows
   for the three years ended October 31, 1997                       29

   Consolidated Statements of Changes in
   Shareholders' Equity for the three years
   ended October 31, 1997                                           30

   Notes to Consolidated Financial Statements                       31-43

   Report of Management's Responsibilities                          44

   Report of Independent Accountants                                45

   Quarterly Financial Data (Unaudited)                             46

(2) Financial Statements Schedules:

   Report of Independent Accountants on
   Financial Statement Schedules                                    53

   Consolidated Valuation and Qualifying Accounts
   and Reserves (Schedule II)                                       54

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K
        		 (continued)

(3) Exhibits:
                                               If Incorporated by Reference
Exhibit                                        with which Exhibit was
  No.      Description of Exhibit              Previously Filed with SEC
3(a)       Amended and Restated                Contained herein.
           Certificate of Incorporation of
           Greif Bros. Corporation.

3(b)       Amended and Restated By-Laws of     Contained herein.
           Greif Bros. Corporation.

10(a)      Greif Bros. Corporation 1996        Registration Statement on Form
           Directors' Stock Option Plan        S-8, File No. 333-26977 (see
                                               Exhibit 4(b) therein).

10(b)      Greif Bros. Corporation             Contained Herein.
           Incentive Stock Option Plan, as
           Amended and Restated.

11         Statement Re: Computation of        Contained herein.
           Per Share Earnings.

21         Subsidiaries of the Registrant.     Contained herein.

23         Consent of Price Waterhouse LLP.    Contained herein.

24(a)      Powers of Attorney for Michael J.   Contained herein.
           Gasser, Charles R. Chandler,
           Michael H. Dempsey, Naomi C.
           Dempsey, Daniel J. Gunsett,
           Allan Hull, Robert C. Macauley,
           David J. Olderman, William B.
           Sparks, Jr., and J Maurice
           Struchen.

27         Financial Data Schedule.           Contained herein.

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K
		         (concluded)

(b)  Reports on Form 8-K

     (1) No reports on Form 8-K have been filed during the last quarter of fiscal 1997.


 	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 	The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1997, except indebtedness incurred in the ordinary course of business which is not in default.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     			Greif Bros. Corporation
		                                          	(Registrant)

Date  January 26, 1998                  By /s/ Michael J. Gasser
                                           Michael J. Gasser
                                           Chairman of the Board of	Directors
                                            and Chief Executive	Officer

 	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Gasser                    /s/ Joseph W. Reed
Michael J. Gasser                        Joseph W. Reed
Chairman of the Board of Directors       Chief Financial Officer and
Chief Executive Officer                  Secretary
(principal executive officer)            (principal financial officer)

/s/ John K. Dieker                       Charles R. Chandler *
John K. Dieker                           Charles R. Chandler
Corporate Controller                     Member of the Board of Directors
(principal accounting officer)

Michael H. Dempsey *                     Naomi C. Dempsey *
Michael H. Dempsey                       Naomi C. Dempsey
Member of the Board of Directors         Member of the Board of Directors

Daniel J. Gunsett *                      Allan Hull *
Daniel J. Gunsett                        Allan Hull
Member of the Board of Directors         Member of the Board of Directors

Robert C. Macauley *                     David J. Olderman *
Robert C. Macauley                       David J. Olderman
Member of the Board of Directors         Member of the Board of Directors

William B. Sparks, Jr. *                 J Maurice Struchen *
William B. Sparks, Jr.                   J Maurice Struchen
Member of the Board of Directors         Member of the Board of Directors


                   [Signatures continued on the next page]

* The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Annual Report on Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Annual Report on Form 10-K.

By	/s/ Michael J. Gasser
   Michael J. Gasser
   Chairman of the Board of Directors
   Chief Executive Officer

Each of the above signatures is affixed as of January 26, 1998.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
of Greif Bros. Corporation


 	Our audits of the consolidated financial statements referred to in our report dated November 26, 1997, except as to Note 9, which is as of December 10, 1997, appearing on page 45 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ Price Waterhouse LLP



Columbus, Ohio
November 26, 1997,
except as to Note 9,
which is as of December 10, 1997

                                                                  SCHEDULE II
                        GREIF BROS. CORPORATION
                        AND SUBSIDIARY COMPANIES

         CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                (IN $000)
                                                                  Balance at
               Balance at   Charged to   Charged to               End of
Description    of Period    Expenses     Accounts     Deductions  Period

Year ended
October 31,
 1995:
Reserves deducted
from applicable
 assets:
For doubtful
 items-
trade accounts
receivables     $  989      $  536       $37 (A)     $773 (B)    $  789
For doubtful
 items-
other notes
 and accounts
 receivable        697      -0-          -0-         -0-            697

Total reserves
 deducted from
 applicable
 assets         $1,686      $  536       $37        $773         $1,486

Year ended
October 31, 1996:
Reserves deducted
 from applicable
 assets:
For doubtful
 items-
 trade accounts
 receivables    $  789      $  201       $22 (A)    $186 (B)     $  826
For doubtful
 items-
other notes
 and accounts
 receivable        697      -0-          -0-        -0-             697

Total reserves
 deducted from
 applicable
 assets         $1,486      $  201       $22        $186         $1,523

Year ended
October 31,
 1997:
Reserves deducted
 from applicable
 assets:
For doubtful
 items-
trade accounts
receivables     $  826      $  431       $11 (A)   $421 (B)      $  847
For doubtful
 items-
other notes
 and accounts
 receivable        697      -0-          -0-       -0-              697

Total reserves
 deducted from
 applicable
 assets         $1,523      $431        $11        $421          $1,544

(A) Collections of accounts previously written-off.
(B) Accounts written-off.

                                 EXHIBIT INDEX
                                              If Incorporated by Reference
Exhibit                                       with which Exhibit was
  No.      Description of Exhibit             Previously filed with SEC

3(a)       Amended and Restated               Contained herein.
           Certificate of Incorporation of
           Greif Bros. Corporation.

3(b)       Amended and Restated By-Laws of    Contained herein.
           Greif Bros. Corporation.

10(a)      Greif Bros. Corporation 1996       Registration Statement on Form
           Directors' Stock Option Plan.      S-8, File No. 333-26977 (see
                                              Exhibit 4(b) therein).

10(b)      Greif Bros. Corporation            Contained herein.
           Incentive Stock Option Plan, as
           Amended and Restated.

11         Statement Re: Computation of       Contained herein.
           Per Share Earnings.

21         Subsidiaries of the Registrant.    Contained herein.

23         Consent of Price Waterhouse LLP.   Contained herein.

24(a)      Powers of Attorney for Michael     Contained herein.
           J. Gasser, Charles R. Chandler,
           Michael H. Dempsey, Naomi C.
           Dempsey, Daniel J. Gunsett,
           Allan Hull, Robert C. Macauley,
           David J. Olderman, William B.
           Sparks, Jr., and J Maurice
           Struchen.

27         Financial Data Schedule.           Contained herein.