Form 10-Q
period 1998-01-31
GREIF BROTHERS CORP
filed 1998-02-27
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.    20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  January 31, 1998           Commission File Number  1-566

                         GREIF BROS. CORPORATION
         (Exact name of registrant as specified in its charter)

                Delaware                                31-4388903
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

     425 Winter Road, Delaware, Ohio                      43015
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (740) 549-6000

                            Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_.  No ___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

         Class A Common Stock           10,902,272 shares
         Class B Common Stock           12,001,793 shares