Form 10-Q
period 1998-04-30
GREIF BROTHERS CORP
filed 1998-06-12
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.    20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  April 30, 1998     Commission File Number  1-566

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

              Class A Common Stock           10,905,672 shares
              Class B Common Stock           12,001,793 shares