Form 10-Q
period 1998-07-31
GREIF BROTHERS CORP
filed 1998-09-14
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 31, 1998    Commission File Number  1-566

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

                 Class A Common Stock -- 10,908,672 shares
                 Class B Common Stock -- 12,001,793 shares