Form 10-K
period 1998-10-31
GREIF BROTHERS CORP
filed 1999-01-26
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended October 31, 1998 Commission File Number 1-566

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 12, 1999 was approximately $90,825,669.

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 12, 1999 was as follows:

                    Class A Common Stock  -  10,909,672
                    Class B Common Stock  -  12,001,793

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 22, 1999, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 1998.

PART I

Item 1.    Business

   The Company principally manufactures industrial shipping containers and containerboard and related products which it sells to customers in many industries, primarily in the United States, Canada and Mexico, through direct sales contact with its customers. There were no significant changes in the business since the beginning of the year.

   The Company operates over 100 locations in 28 states of the United States, three provinces of Canada and one state of Mexico and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

   Due to the variety of products, the Company has many customers buying different types of the Company's products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

  	Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and because the Company must make spot deliveries on a day-to-day basis as its product is required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

  	The Company's business is highly competitive in all respects (price, quality and service), and the Company experiences substantial competition in selling its products. Many of the Company's competitors are larger than the Company.

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

  	The business of the Company is not seasonal to any significant extent and has not recently been significantly affected by inflation.

   The approximate number of persons employed during the year was 5,150.

Item 1.    Business    (concluded)

Acquisitions and Dispositions

  	A description of significant acquisitions and dispositions is included in Note 2 to the Consolidated Financial Statements on pages 43-45 of this Form 10-K, which Note is part of the financial statements contained in Item
8 of this Form 10-K, and which Note is incorporated herein by reference.

  	In January 1999, the Company purchased the assets of the intermediate bulk containers business of Sonoco Products Company. Prior to the acquisition, the Company has been marketing and selling this product under a distributorship agreement that was entered into on March 30, 1998.

Industry Segments

  	Financial information concerning the Company's industry segments as required by Item 101(b) is included in Note 11 to the Consolidated Financial Statements on pages 55-57 on this Form 10-K, which Note is incorporated herein by reference.


Item 2.    Properties

  	The following are the Company's principal locations and products manufactured at such facilities or the use of such facilities. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs.  However, the Company expects to make further additions, improvements and consolidations of its properties as the
Company's business continues to expand.
Location           Products Manufactured/Use               Industry Segment
Alabama:
 Creola (1)        Fibre drums                             Industrial shipping
                                                            containers
 Cullman           Steel drums                             Industrial shipping
                                                            containers

Arkansas:
 Batesville (2)    Fibre drums                             Industrial shipping
                                                            containers

California:
 Fontana           Steel drums                             Industrial shipping
                                                            containers
 LaPalma           Fibre drums                             Industrial shipping
                                                            containers
 Merced            Steel drums                             Industrial shipping
                                                            containers
 Morgan Hill       Fibre drums                             Industrial shipping
                                                            containers
 Sante Fe
  Springs (3)      Warehouse                               Industrial shipping
                                                            containers
 Stockton          Corrugated honeycomb                    Containerboard

Connecticut:
 Windsor Locks (4) Fibre drums                             Industrial shipping
                                                            containers

Colorado:
 Denver (5)        Warehouse                               Industrial shipping
                                                            containers

Georgia:
 Dalton (6)        Packaging services                      Industrial shipping
                                                            containers
 Lithonia          Fibre drums and laminator               Industrial shipping
                                                            containers
 Macon             Corrugated honeycomb                    Containerboard
 Marietta (7)      General office                          Industrial shipping
                                                            containers

Item 2.    Properties  (continued)

Location           Products Manufactured /Use              Industry Segment

Illinois:
 Blue Island       Fibre drums                             Industrial shipping
                                                            containers
 Centralia         Corrugated containers and sheets        Containerboard
 Chicago           Steel drums                             Industrial shipping
                                                            containers
 Lockport          Plastic drums                           Industrial shipping
                                                            containers
 Lombard (8)       General office                          Industrial shipping
                                                            containers
 Lombard (9)       Research center                         Industrial shipping
                                                            containers
 Naperville (10)   Fibre drums                             Industrial shipping
                                                            containers
 Northlake         Fibre drums and plastic drums           Industrial shipping
                                                            containers
 Oreana            Corrugated containers                   Containerboard
 Posen             Corrugated honeycomb                    Containerboard
 Posen (11)        Warehouse                               Containerboard
 Quincy (37)       Warehouse                               Containerboard

Indiana:
 Ferdinand (12)    Corrugated containers                   Containerboard

Kansas:
 Kansas City (13)  Fibre drums                             Industrial shipping
                                                            containers
 Winfield          Steel drums                             Industrial shipping
                                                            containers

Kentucky:
 Erlanger (14)     Corrugated containers                   Containerboard
 Louisville        Corrugated sheets                       Containerboard
 Louisville (15)   Corrugated containers                   Containerboard
 Louisville (37)   Warehouse                               Containerboard
 Mt. Sterling      Plastic drums                           Industrial shipping
                                                            containers
 Mt. Sterling (37) Warehouse                               Industrial shipping
                                                            containers
 Winchester        Corrugated containers                   Containerboard
 Winchester (16)   Warehouse                               Containerboard

Louisiana:
 St. Gabriel       Steel drums and plastic drums           Industrial shipping
                                                            containers

Item 2.    Properties  (continued)

Location           Products Manufactured /Use              Industry Segment

Massachusetts:
 Mansfield         Fibre drums                             Industrial shipping
                                                            containers
 West
  Springfield (17) Sales office                            Industrial shipping
                                                            containers
 Worcester         Plywood reels                           Industrial shipping
                                                            containers

Michigan:
 Canton            Warehouse                               Containerboard
 Grand Rapids      Corrugated sheets                       Containerboard
 Mason             Corrugated sheets                       Containerboard
 Roseville         Corrugated containers                   Containerboard
 Taylor            Fibre drums                             Industrial shipping
                                                            containers

Minnesota:
 Minneapolis       Fibre drums                             Industrial shipping
                                                            containers
 Rosemount         Multiwall bags                          Industrial shipping
                                                            containers
 St. Paul          Tight cooperage                         Industrial shipping
                                                            containers
 St. Paul (18)     General office                          Industrial shipping
                                                            containers

Mississippi:
 Durant            Plastic products                        Industrial shipping
                                                            containers
 Jackson (19)      General office

Missouri:
 Wright City (20)  Fibre drums                             Industrial shipping
                                                            containers

Nebraska:
 Omaha (21)        Multiwall bags                          Industrial shipping
                                                            containers
 Omaha             Warehouse                               Industrial shipping
                                                            containers

Item 2.    Properties  (continued)

Location           Products Manufactured /Use              Industry Segment

New Jersey:
 Englishtown (22)  Fibre drums                             Industrial shipping
                                                            containers
 Rahway            Fibre drums and plastic drums           Industrial shipping
                                                            containers
 Spotswood         Fibre drums                             Industrial shipping
                                                            containers
 Teterboro         Fibre drums                             Industrial shipping
                                                            containers

New York:
 Syracuse          Fibre drums                             Industrial shipping
                                                            containers
 Tonawanda         Fibre drums                             Industrial shipping
                                                            containers

North Carolina:
 Bladenboro        Steel drums                             Industrial shipping
                                                            containers
 Charlotte (23)    Fibre drums                             Industrial shipping
                                                            containers
 Concord           Corrugated sheets                       Containerboard

Ohio:
 Caldwell          Steel drums                             Industrial shipping
                                                            containers
 Canton (37)       Corrugated containers                   Containerboard
 Cincinnati        Corrugated sheets                       Containerboard
 Cleveland         Corrugated containers                   Containerboard
 Columbus (24)     General office                          Industrial shipping
                                                            containers
 Columbus (25)     General office
 Delaware          Principal office
 Delaware (26)     Research center                         Industrial shipping
                                                            containers
 Fostoria          Corrugated containers                   Containerboard
 Hebron            Plastic drums                           Industrial shipping
                                                            containers
 Massillon         Recycled containerboard                 Containerboard
 Massillon         Corrugated sheets                       Containerboard
 Tiffin            Corrugated containers                   Containerboard
 Van Wert          Fibre drum                              Industrial shipping
                                                            containers
 Zanesville        Corrugated containers and sheets        Containerboard


Item 2.    Properties  (continued)

Location           Products Manufactured /Use              Industry Segment

Pennsylvania:
 Hazelton          Corrugated honeycomb                    Containerboard
 Hazelton (27)     Plastic drums                           Industrial shipping
                                                            containers
 Reno (37)         Corrugated containers                   Containerboard
 Stroudsburg       Drum hardware                           Industrial shipping
                                                            containers
 Twin Oaks         Fibre drums                             Industrial shipping
                                                            containers
 Washington        Corrugated containers and sheets        Containerboard
 Wayne (28)        Sales office                            Industrial shipping
                                                            containers

Tennessee:
 Kingsport          Fibre drums                            Industrial shipping
                                                            containers

Texas:
 Angleton           Steel drums                            Industrial shipping
                                                            containers
 Fort Worth         Fibre drums                            Industrial shipping
                                                            containers
 Houston (29)       Fibre drums                            Industrial shipping
                                                            containers
 Houston (30)       Plastic drums                          Industrial shipping
                                                            containers
 Houston (31)       Sales office                           Industrial shipping
                                                            containers
 LaPorte            Steel drums and plastic drums          Industrial shipping
                                                            containers
 Waco               Corrugated honeycomb                   Containerboard

Virginia:
 Riverville         Containerboard                         Containerboard

Washington:
 Vancouver (32)     Corrugated honeycomb                   Containerboard
 Vancouver (33)     Warehouse                              Containerboard

West Virginia:
 Culloden (34)      Fibre drums                            Industrial shipping
                                                            containers
 Huntington (35)    Corrugated containers and sheets       Containerboard
 Huntington (36)    Warehouse                              Containerboard

Wisconsin:
 Sheboygan          Fibre drums                            Industrial shipping
                                                            containers

Item 2.    Properties  (continued)

Location            Products Manufactured /Use             Industry Segment

Canada

Alberta:
 Lloydminster       Steel drums, fibre drums               Industrial shipping
                     and plastic drums                      containers

Ontario:
 Belleville         Fibre drums and plastic products       Industrial shipping
                                                            containers
 Bowmanville        Spiral tubes                           Industrial shipping
                                                            containers
 Fort Frances       Spiral tubes                           Industrial shipping
                                                            containers
 Fruitland          Drum hardware                          Industrial shipping
                                                            containers
 Milton             Fibre drums                            Industrial shipping
                                                            containers
 Niagara Falls      General office                         Industrial shipping
                                                            containers
 Oakville           Steel drums                            Industrial shipping
                                                            containers
 Stoney Creek       Steel drums                            Industrial shipping
                                                            containers
 Winona             Research center and drum hardware      Industrial shipping
                                                            containers

Quebec:
 La Salle           Fibre drums                           Industrial shipping
                                                            containers
 Maple Grove        Pallets                               Industrial shipping
                                                            containers
 Pointe Aux
  Trembles          Fibre drums and spiral tubes          Industrial shipping
                                                            containers

Mexico

Estado de Mexico:
 Naucalpan
  de Juarez         Fibre drums                           Industrial shipping
			                                                        containers

Item 2.    Properties  (concluded)

Note:  All properties are held in fee except as noted below:

		Exceptions:
 (1)  Lease expires June 30, 2000
 (2)  Lease expires August 31, 1999
 (3)  Lease expires February 28, 1999
 (4)  Lease expires December 31, 1998
 (5)  Lease expires December 15, 1998
 (6)  Lease expires September 30, 2002
 (7)  Lease expires April 14, 2001
 (8)  Lease expires April 30, 1999
 (9)  Lease expires July 31, 2007
 (10) Lease expires June 30, 2000
 (11) Lease expires April 30, 1999
 (12) Lease expires October 26, 1999
 (13) Lease expires March 31, 1999
 (14) Lease expires October 6, 2003
 (15) Lease expires December 31, 1998
 (16) Lease expires December 31, 1998
 (17) Lease expires August 31, 1999
 (18) Lease expires December 31, 1999
 (19) Lease expires August 31, 2001
 (20) Lease expires August 31, 2005
 (21) Lease expires June 30, 1999
 (22) Lease expires February 28, 2003
 (23) Lease expires September 30, 2003
 (24) Lease expires November 30, 1999
 (25) Lease expires August 31, 2001
 (26) Lease expires June 30, 2001
 (27) Lease expires April 30, 2006
 (28) Lease expires December 31, 2000
 (29) Lease expires December 31, 2001
 (30) Lease expires September 30, 2002
 (31) Lease expires June 30, 2001
 (32) Lease expires January 31, 2002
 (33) Lease expires February 28, 2002
 (34) Lease expires January 31, 2002
 (35) Lease expires October 7, 2001
 (36) Lease expires March 31, 2000
 (37) Lease operates month to month

   	The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 319,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Nova Scotia, Ontario and Quebec in Canada.

Item 3.    Legal Proceedings

    The Company has no pending material legal proceedings.

   	From time to time, various legal proceedings arise at Federal, State or Local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to material sanctions or sanctions greater than $100,000.

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

  	 A reserve for $2,000,000 was recorded by the Company during fiscal 1995 since it was considered the most likely amount of loss. To date, $385,000 has been charged against the reserve. The remaining reserve is considered adequate.

Item 4.    Submission of Matters to a Vote of Security Holders

  	There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

	  The following information relates to Executive Officers of the Company
(elected annually):
                                                       Year first became
Name                   Age    Positions and Offices    Executive Officer

Michael J. Gasser      47     Chairman of the Board    1988
                              of Directors and Chief
                              Executive Officer,
                              Chairman of the
                              Executive and
                              Nominating Committees

William B. Sparks, Jr. 57     Director, President      1995
                              and Chief Operating
                              Officer, member of the
                              Executive Committee

Charles R. Chandler    63     Director, Vice           1996
                              Chairman, member of
                              the Executive
                              Committee

Joseph W. Reed         61     Chief Financial          1997
                              Officer and Secretary

Michael L. Roane       43     Vice President, Human    1998
                              Resources

Lloyd D. Baker         65     President of Soterra,    1975
                              Incorporated
                              (subsidiary company)

John P. Berg           78     President Emeritus       1972

Michael M. Bixby       55     Vice President,          1980
                              Strategic Accounts

Ronald L. Brown        51     Vice President, Sales    1996
                              and Marketing



Executive Officers of the Company  (continued)
                                                       Year first became
Name                   Age    Positions and Offices    Executive Officer

Wayne R. Carlberg      55     Vice President,          1998
                              Marketing

John K. Dieker         35     Corporate Controller     1996

Elco Drost             53     President of Greif       1996
                              Containers Inc.
                              (subsidiary company)

Russell A Fazio        55     Vice President, Field    1998
                              Sales

Michael A. Giles       48     Vice President,          1996
                              Manufacturing,
                              Containerboard Mill
                              Operations

C.J. Guilbeau          51     Vice President and       1986
                              Associate Director of
                              Manufacturing

Sharon R. Maxwell      49     Assistant Secretary      1997

Philip R. Metzger      51     Treasurer                1995

Bruce J. Miller        43     Vice President, Sales    1998
                              and Marketing,
                              Corrugated Products
                              and Services

Mark J. Mooney         41     Vice President,          1997
                              Packaging Services

William R. Mordecai    46     Vice President, Sales    1997
                              and Marketing,
                              Containerboard and
                              Paper

Jerome B. Nolder, Jr.  40     Vice President,          1996
                              Container Operations

William R. Shew        68     Special Assistant to     1996
                              the Vice Chairman


Executive Officers of the Company  (continued)
                                                       Year first became
Name                   Age    Positions and Offices    Executive Officer

Kent P. Snead          53     Corporate Director of    1997
                              Strategic Projects

Karl Svendsen          57     Vice President,          1998
                              Manufacturing


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

   	Mr. Charles R. Chandler was elected Vice Chairman during 1996. Prior to that time, and for more than five years, he served as President and Chief Operating Officer of Virginia Fibre Corporation (now Greif Bros. Corporation of Virginia), a subsidiary of the Company.

   	Mr. Joseph W. Reed was elected Chief Financial Officer and Secretary in 1997. Prior to that time, and for more than five years, he served as Senior Vice President, Finance and Administration - CFO of Pharmacia, Inc.

   	Mr. Michael L. Roane was elected Vice President, Human Resources, in 1998. Prior to that time, and for more than the past five years, Mr. Roane served as Vice President, Human Resources, for Owens and Minor, Inc.

   	Mr. Lloyd D. Baker was elected President of Soterra, Incorporated (subsidiary company) during 1997. Prior to that time, and for more than five years, he served as a Vice President of the Company.

   	Mr. John P. Berg was elected President Emeritus in 1996. Prior to that time, he served as President of the Company and General Manager of one of its divisions for more than five years.

	   Mr. Michael M. Bixby became Vice President, Strategic Accounts, during 1998. During the past five years, he has been a Vice President of the Company.

   	Mr. Ronald L. Brown became Vice President, Sales and Marketing, during 1997. Prior to that time, and for more than five years, he served as President and Chief Operating Officer for Down River International (former subsidiary company).

   	Mr. Wayne R. Carlberg was elected Vice President, Marketing, during 1998. Prior to that time, and for more than five years, he held the position of Sales Manager for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

   	Mr. John K. Dieker was elected Corporate Controller in 1995. Prior to that time, and for more than five years, he served as Assistant Corporate Controller.

   	During 1996, Mr. Elco Drost was elected President of Greif Containers Inc. (subsidiary company) and continues to serve in this capacity. Prior to that time, and for more than five years, he served as Vice President for the subsidiary company.

   	Mr. Russell A. Fazio was elected Vice President, Field Sales, during 1998. Prior to that time, and for more than five years, he held the position of Manager, Strategic Account Programs, for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

   	Mr. Michael A. Giles became Vice President, Manufacturing, Containerboard Mill Operations, in 1997. He was Executive Vice President of Virginia Fibre Corporation (now Greif Bros. Corporation of Virginia, subsidiary company) in 1996. From 1995 to 1996, he served as Vice President of Manufacturing and, prior to that time, Vice President of Finance and Treasurer at the subsidiary company for more than five years.

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

Executive Officers of the Company  (concluded)

   	Mr. Bruce J. Miller was elected Vice President, Sales and Marketing, Corrugated Products and Services, during 1998. In 1997 and early 1998, Mr. Miller served as Director, Vendor Management Programs, for the Industrial Shipping Containers segment. Prior to that time, and for more than five years, he served as a Vice President of Down River International, Inc. (former subsidiary company).

   	Mr. Mark J. Mooney became Vice President, Packaging Services, during 1998. Prior to that time, Mr. Mooney served as Vice President, National Sales, and prior to 1996, and for more than the past five years, he served as the Operations Director, Multiwall Bags, at one of its divisions.

   	Mr. William R. Mordecai became Vice President, Sales and Marketing, Containerboard and Paper, during 1997. During 1996 to 1997, Mr. Mordecai served as Director, Containerboard Marketing, for Virginia Fibre Corporation (now Greif Bros. Corporation of Virginia, subsidiary company). Prior to that time, and for more than five years, he served as President of Pimlico Paper Corporation.

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

   	Mr. Karl Svendsen was elected Vice President, Manufacturing, during 1998. Prior to that time, he served as Vice President, Operating
Resources, for the Industrial Container Division of Sonoco Products Company, acquired on March 30, 1998, for more than five years.

                                   PART II

Item 5.    Market for the Registrant's Common Stock and
           Related Security Holder Matters

The Class A and Class B Common Stock are traded on the NASDAQ Stock Market.

    	The high and low sales prices for each quarterly period during the last two fiscal years are as follows:

                                              Quarter Ended,


                                  Jan. 31,    Apr. 30,   July 31,    Oct. 31,
                                  1998        1998       1998        1998

Market price (Class A Common Stock):

    High                          $35 3/4     $41 1/4    $40 3/4     $40 5/8
    Low                           $32         $35        $35         $27 1/2

Market price (Class B Common Stock):

    High                          $40         $44        $43 3/4     $43
    Low                           $33 1/2     $37 1/2    $40 3/4     $34


                                               Quarter Ended,

                                  Jan. 31,     Apr. 30,   July 31,   Oct. 31,
                                    1997         1997       1997       1997

Market price (Class A Common Stock):

    High                          $31          $31 1/4    $31 1/4    $36 1/2
    Low                           $27          $25        $23 3/4    $30

Market price (Class B Common Stock):

    High                          $35          $35        $33        $37 1/4
    Low                           $30          $28 1/4    $26 3/4    $31 1/4

   	As of December 18, 1998, there were 747 shareholders of record of the Class A Common Stock and 181 shareholders of record of the Class B Common Stock.

    The Company paid five dividends of varying amounts during its fiscal year computed on the basis described in Note 5 to the Consolidated Financial Statements on page 48 of this Form 10-K, which is hereby incorporated by reference. The annual dividends paid for the last three fiscal years are as follows:

	1998 fiscal year dividends per share - Class A $.48; Class B $.71 1997 fiscal year dividends per share - Class A $.60; Class B $.89 1996 fiscal year dividends per share - Class A $.48; Class B $.71


Item 6.    Selected Financial Data

   	The 5-year selected financial data is as follows (Dollars in thousands, except per share amounts):


                                        Years Ended October 31,

                          1998       1997       1996       1995      1994

Net sales                 $801,131   $648,984   $637,368   $719,345  $583,526

Net income                $ 33,104   $ 18,086   $ 42,747   $ 60,133  $ 33,754

Total assets              $829,363   $550,089   $512,338   $467,662  $419,074

Long-term
obligations               $235,000   $ 52,152   $ 25,203   $ 14,365  $ 28,215

Dividends per share:

Class A Common
Stock                     $    .48    $    .60  $    .48   $    .40  $    .30
Class B Common
Stock                     $    .71    $    .89  $    .71   $    .59  $    .44

Basic and diluted earnings per share:

Class A Common
Stock                     $   1.15    $    .63  $   1.48   $   1.96   $  1.10
Class B Common
Stock                     $   1.71    $    .94  $   2.22   $   2.93   $  1.64


   	Current year amounts include the results of operations and assets of the industrial containers business of Sonoco Products Company acquired on March 30, 1998. The increase in long-term obligations is a result of this acquisition.

   	The results of operations include the effects of pretax restructuring charges of $27.5 million and $6.2 million for 1998 and 1997, respectively.

   	Prior year earnings per share have been restated to reflect the adoption of SFAS No. 128 (see Note 1 to the Consolidated Financial Statements).

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations

FINANCIAL DATA

   	Presented below are certain comparative data illustrative of the following discussion of the Company's results of operations, financial condition and changes in financial condition (Dollars in thousands):

                                   1998             1997           1996
Net sales:
Industrial Shipping Containers     $444,130         $333,005       $322,330
Containerboard                      357,001          315,979        315,038

       Total                       $801,131         $648,984       $637,368

Operating profit:
Industrial Shipping Containers     $ 26,928         $ 10,687       $ 13,533
Containerboard                       40,972            2,480         40,129

       Total                       $ 67,900         $ 13,167       $ 53,662

Net income                         $ 33,104         $ 18,086       $ 42,747

Current ratio                         2.6:1            2.9:1          3.7:1
Cash flows from operations         $ 76,862         $ 40,115       $ 81,906
Increase (decrease) in working
 capital                           $ 46,001         $(22,257)      $(13,973)
Capital expenditures               $ 38,093         $ 36,193       $ 74,395
Acquisitions                       $185,395         $ 41,724       $  9,275


RESULTS OF OPERATIONS

   	The Company had net income, excluding the effect of a $27.5 million restructuring charge, of $49.4 million, or $1.71 and $2.56 per share for the Class A and Class B Common Stock, respectively, compared to net income, excluding the effect of a $6.2 million restructuring charge, of $21.9 million, or $.76 and $1.13 per share for the Class A and Class B Common Stock, respectively, last year. Including the effect of the restructuring charge, the Company reported net income of $33.1 million, or $1.15 and $1.71 per share for the Class A and Class B Common Stock, respectively, for 1998. Prior year net income, inclusive of the effect of that year's restructuring charge, was $18.1 million, or $.63 and $.94 per share for the Class A and Class B Common Stock, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition
 	         and Results of Operations (continued)

   The increase in net income, excluding the effect of the restructuring charges, was due primarily to improved operating profits for the Containerboard segment resulting from higher average paper prices over the prior year. In addition, the acquisition of the industrial containers business of Sonoco and several timberland sales contributed to the improvement in net income.

   	Historically, revenues or earnings may or may not be indicative of future operations because of various economic factors. As explained below, the Company is subject to the general economic conditions of its customers and the industry in which it operates.

   	The Company's Industrial Shipping Containers segment, where packages manufactured by the Company are purchased by other manufacturers and suppliers, is substantially subject to the general economic conditions and business success of the Company's customers.

   	Similarly, the Company's Containerboard segment is subject to the general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competitors.

   	The Company remains confident that, with the financial strength that it has built over its 121-year existence, it will be able to effectively compete in its highly competitive markets.

Net Sales

   	Net sales increased $152.1 million or 23.4% during the current year as compared to the previous year.

   The net sales of the Industrial Shipping Containers segment increased by $111.1 million or 33.4% in comparison to the prior year. This increase was primarily the result of the acquisition of the industrial containers business of Sonoco which contributed $123.5 million of net sales during 1998.

   The net sales of the Containerboard segment increased by $41.0 million or 13.0% in comparison to the prior year. This increase was primarily the result of a $35.9 million increase in net sales from the Company's paper mills which was attributed primarily to the improved sales prices of its products. The higher sales prices were caused by the overall improvement
of the containerboard market.   In addition, the purchase of Independent
Container, Inc. and Centralia Container, Inc. in May 1997 and June 1997, respectively, contributed $24.0 million in additional net sales as a result of higher sales volume. In August 1997, the Company disposed of its wood components plants in Kentucky, California, Washington and Oregon with prior year net sales of $37.0 million.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   	The Industrial Shipping Containers segment had an increase in net sales of $10.7 million or 3.3% in 1997 as compared to 1996. The increase was due primarily to the purchase of two steel drum operations located in Merced, California and Oakville, Ontario, Canada in 1997 which contributed $19.1 million in sales during 1997. The increase that resulted from this acquisition was partially offset by the disposal of one of the Company's injection molding facilities located in Ohio during February 1997. Net sales for the location sold amounted to $3.6 million in 1997 and $12.3 million in 1996. The location was sold since it was determined that it no longer met the strategic objectives of the Company.

  	The Containerboard segment had a slight increase in net sales in 1997 as compared to 1996. Excess capacity in the containerboard market caused sales prices for containerboard and related products to be lower. In fact, paper prices reached a 19-year low in May 1997. This reduction in sales prices from the Company's paper mills was partially offset by an increase in sales volume in 1997 as compared to 1996. In addition, the sale of the wood components plants caused a decrease in sales since the prior year.
Net sales for these locations amounted to $37.0 million in 1997 and $42.5 million in 1996. Furthermore, the Company completed three acquisitions of corrugated container companies: Aero Box Company located in Roseville, Michigan; Independent Container, Inc. with locations in Louisville and Erlanger, Kentucky and Ferdinand, Indiana; and Centralia Container, Inc. located in Centralia, Illinois. These acquisitions, as well as the two acquisitions from the prior year, contributed $48.7 million of net sales during 1997. In the prior year, there were $7.3 million of net sales relating to the 1996 acquisitions.

Operating Profit

   	During 1998, the increase in operating profit of $54.7 million was due primarily to an improvement in gross profit margin of 19.5% this year compared to 13.4% last year. This increase was caused by higher sales prices per unit in the Containerboard segment without a corresponding increase in the cost of products sold. In addition, the inclusion of the industrial containers business of Sonoco contributed to this increase. The increase in gross profit was partially offset by higher selling, general and administrative expenses included in both segments over the prior year.
The higher selling, general and administrative expenses were due primarily to additional expenses related to the industrial containers business of Sonoco, prior year acquisitions and amortization of goodwill.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   	The operating profit of the Industrial Shipping Containers segment was $10.7 million or 3.2% of net sales in 1997 as compared to $13.5 million or 4.2% of net sales in 1996. Price pressures on its products affected the operating profits of this segment. During 1997, the Company experienced lower profitability due to higher cost of raw materials without a corresponding increase in sales prices.

   	The operating profit of the Containerboard segment was $2.5 million or 0.8% of net sales in 1997 as compared to $40.1 million or 12.7% of net sales in 1996. The decrease in 1997 is due to the reduction in sales prices resulting in less favorable gross profit margins.

Restructuring Costs

   During the third quarter of 1998, the Company approved a plan to consolidate some of its locations in order to improve operating efficiencies and capabilities. The plan was a result of a study to determine whether certain locations, either existing or newly acquired, should be closed or relocated to a different facility. As a result of this plan, the Company recognized a restructuring charge of $27.5 million in connection with eighteen of the Company's existing plants that will be closed during 1998 and 1999. These plants were not part of the industrial containers business of the Sonoco acquisition. The charge relates to $20.9 million in employee separation costs (approximately 500 employees) and $6.6 million in other anticipated costs of closing and disposing of the facilities. As of October 31, 1998, the Company has paid approximately $2.7 million consisting primarily of severance payments. The Company expects the remaining liability of $24.8 million to be expended during 1999.

   In connection with the consolidation plan, an additional five locations purchased as part of the industrial containers business of Sonoco will be closed. Accordingly, the Company recorded a $9.5 million restructuring liability related to these locations. The liability consisted of $6.1 million in employee separation costs (approximately 100 employees) and $3.4 million in other anticipated closing and disposition costs. As of October 31, 1998, the Company has paid approximately $1.9 million consisting primarily of severance payments. The Company believes the remaining liability of $7.6 million will be expended during 1999.

    The Company's management believes that, upon completion of the consolidation, positive contributions to earnings on an annualized basis from these actions could approximate an amount equal to the third quarter restructuring charge as a result of reductions in labor costs and an improvement in operating efficiencies. These contributions are expected to begin in the latter part of 1998; however, the most significant impact will not be realized until the end of 1999 after the plan has been fully implemented.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   During 1997, the Company adopted a plan to consolidate its operations which included the relocation of certain key operating employees, the realignment of some of its administrative functions and the reduction of certain support functions. As a result, there was a charge to income of $6.2 million during the fourth quarter of 1997. As of October 31, 1998, all expenditures related to the charge have been made and the liability accordingly eliminated.

Other Income

   Other income increased $3.4 million in 1998 from the prior year due primarily to $8.9 million of additional sales of timber and timber properties. The Company analyzes market factors as well as the condition of its timberlands in order to maximize the gain on its timber sales. In the prior year, there were $3.7 million of gains on the sale of an injection molding facility and wood components plants.

   In 1997, other income increased $10.8 million from the prior year due to $3.0 million of additional sales of timber properties. Also, the Company sold its wood components plants and one of its injection molding facilities during the year which resulted in $3.7 million of gains on the sale of capital assets.

Interest Expense

   In 1998, interest expense increased $9.3 million from the prior year due to increased debt relating to the acquisition of the industrial containers business of Sonoco.

  	In 1997, interest expense increased $2.2 million from the prior year as a result of additional debt issued in 1997 and 1996 relating to acquisitions by the Company and certain capital improvements.

Income Before Income Taxes

  	Income before income taxes increased $26.1 million in 1998 as compared to the prior year primarily due to more favorable gross profit margins experienced by the Containerboard segment than in 1997. In addition, the industrial containers business of Sonoco contributed $12.9 million and there were $8.9 million of gains on the sale of timber and timberlands.
These increases were significantly offset by a $27.5 million restructuring charge in 1998 as compared to a $6.2 million restructuring charge in 1997 and $9.3 million of additional interest expense.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   	Income before income taxes decreased $38.2 million in 1997 as compared to the prior year due primarily to less favorable gross profit margins in the Containerboard segment than in 1996. In addition, there was a $6.2 million restructuring charge and a $2.2 million increase in interest expense. The $3.0 million of higher timber sales and $3.7 million of gains on the sale of certain facilities offset these reductions.

Income Taxes

   	The Company anticipates that it will be able to fully realize its recognized deferred tax assets based upon its projected taxable income.

LIQUIDITY AND CAPITAL RESOURCES

   	As indicated in the Consolidated Balance Sheets, elsewhere in this report and in the financial data set forth above, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

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

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   During 1998, the Company invested approximately $38 million in capital additions and $185 million for its acquisitions. During the last three years, the Company has invested $385 million in capital additions and acquisitions.

   These investments are an indication of the Company's commitment to be the quality, low-cost producer and the desirable long-term supplier to all of our customers.

  	Management believes that the present financial strength of the Company will be sufficient to achieve these goals.

   On March 30, 1998, the Company acquired all of the outstanding shares of the industrial containers business of Sonoco for approximately $185 million in cash. The industrial containers business includes twelve fibre drum plants and five plastic drum plants along with facilities for research and development, packaging services and distribution. In addition, the Company entered into an agreement with Sonoco to acquire its intermediate bulk containers business, which the parties intend to finalize as soon as necessary approvals are obtained. Pending receipt of such approvals, the Company markets and sells intermediate bulk containers for Sonoco under a distributorship agreement.

  	During 1997, the Company purchased three corrugated container companies: Aero Box Company, Independent Container, Inc. and Centralia Container, Inc. In addition, the Company purchased two steel drum operations. Furthermore, the paper mill in Ohio added a power plant to its operations and a corrugated carton plant increased its capacity with new machinery and equipment.

  	As discussed in prior annual reports, the Company's paper mill in Virginia made significant improvements to its facilities by adding a new woodyard and a manufacturing control system. The Company's paper mill in Ohio made significant improvements to its machinery and equipment. In addition, a new sheet feeder plant in Michigan was completed during November 1995. The Company purchased two corrugated container companies, Decatur Container Corporation and Kyowva Corrugated Container Company, Inc. during 1996.

   The purchase of the industrial containers business of Sonoco has been the primary reason for the increase in accounts receivable, inventories, goodwill, property, plant and equipment and accounts payable since October 31, 1997.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   The increase in the restructuring reserve is primarily due to the recording of a restructuring charge of $27.5 million, as discussed above, during the third quarter of 1998. The remaining increase is due to a restructuring reserve that was set up for certain Sonoco locations, purchased on March 30, 1998, that will be closed. These amounts primarily relate to severance arrangements and other costs of closing the plants.

  	During 1998, the Company entered into a credit agreement which provides for a revolving credit facility of up to $325 million. The Company has borrowed money under the credit facility to purchase the industrial containers business of Sonoco and repay the other long-term obligations of the Company. The credit agreement contains certain covenants including maintaining a certain leverage ratio, sufficient coverage of interest expense and a minimum net worth. In addition, the Company is limited with respect to additional debt. Finally, there are certain non-financial covenants including sales of assets, financial reporting, mergers and acquisitions, investments, change in control and Employee Retirement Income Security Act compliance.

   The increase in other long-term liabilities is primarily the result of the postretirement health care benefits related to certain employees of the acquired businesses of Sonoco.

   Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.
Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based upon the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse affect on the financial position of the Company.

   During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively
service the Company's customers.   The ultimate cost of this project is
dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of October 31, 1998, the Company has spent approximately $12.5 million towards this project.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   In addition to the intermediate bulk containers business of Sonoco and the new management information system, as described above, the Company has
approved future purchases of approximately $46.5 million.   These purchases
are primarily to replace and improve equipment.

   Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

   On November 1, 1998, a joint venture named CorrChoice was formed to operate the sheet feeder plants of Michigan Packaging, a subsidiary of the Company, and Ohio Packaging. The joint venture was formed by the stockholders of Michigan Packaging and Ohio Packaging contributing their stock in these companies to CorrChoice in exchange for stock of CorrChoice. The Company was not required to commit any additional capital resources to fund the joint venture. The joint venture is expected to be self-supporting.

  	During December 1998, the Company and Abzac, a privately held company in France, entered into a letter of intent for the exchange of the Company's spiral core manufacturing assets for a 49% equity interest in Abzac's fibre drum business. The Company manufactures spiral cores at three of its Canadian locations. Abzac manufacturers fibre drums at three of its locations in France. The transaction is subject to due diligence and is anticipated to be completed during the third quarter of 1999.

YEAR 2000 MATTERS

   	Historically, certain information technology ("IT") systems of the Company have used two digits rather than four digits to define that applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. IT systems include computer software and hardware in the mainframe, midrange and desktop environments as well as telecommunications. Additionally, the impact of the problem extends to non-IT systems, such as automated plant systems and instrumentation. The Year 2000 issues could result in major failures or misclassifications.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   The Company is actively assessing the Year 2000 readiness of its IT and non-IT systems, and has begun to remediate certain IT systems. In addition, the Company is in the process of determining the extent to which the systems of third parties with whom the Company has significant relationships may be vulnerable to Year 2000 issues and what impact, if any, these Year 2000 issues will have on the Company. As part of these assessments, a compliance plan, which includes the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its Year 2000 issues, has been developed. The steering committee includes members of the Company's senior management and internal audit department to ensure that the issues are adequately addressed and completed in a timely manner.

   The timetable provides for the Company's completion of its remediation of any Year 2000 issues by the end of 1999. According to the compliance plan, the inventory and assessment phase related to the Company's IT and non-IT systems are expected to be complete by the end of the second quarter of 1999. Further, corrections and testing of critical Year 2000 issues are expected to be complete by the end of the third quarter of 1999. For non-critical Year 2000 issues, corrections and testing are expected to be complete by the end of the fourth quarter of 1999.

   While it is difficult, at present, to fully quantify the overall cost of this work, the Company currently estimates its total spending for Year 2000 remediation efforts to be approximately $6 million to $10 million. The range is a function of ongoing evaluation as to whether certain systems and equipment will be corrected or replaced, which is largely dependent on information to be obtained from suppliers or other external sources. This amount will primarily be expended during 1999. Costs for system maintenance and modification are expensed as incurred while spending for new hardware, software or equipment will be capitalized and depreciated over the assets' useful lives. The Company anticipates funding its Year 2000 expenditures out of its cash flows from operations. As of October 31, 1998, approximately $400,000 has been spent related to this effort.

   The Company anticipates timely completion of its Year 2000 remediation. However, if the Company does not become Year 2000 compliant on a timely basis, there could be adverse financial and operational effects on the Company. The amount of these effects can not be ascertained at this time.

   The Year 2000 steering committee is continuously reviewing the status of the Company's remediation efforts and, as a necessary part of the compliance plan discussed above, a contingency plan will be created during 1999. The plan will address alternative solutions to the Company's Year 2000 issues.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

NEW ACCOUNTING PRONOUNCEMENTS

   During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective in 1999 for the Company. Currently, the only item in addition to net income that would be included in comprehensive income is the cumulative translation adjustment.

   During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective in 1999 for the Company. The impact on the presentation of the Company's segments has not yet been determined.

   In February 1998, the FASB issued SFAS No. 132, "Employer's
Disclosures about Pensions and Other Postretirement Benefits - an amendment to FASB Statements No. 87, No. 88 and No. 106", which is effective in 1999 for the Company. SFAS No. 132 will not affect the Company's results of operations, however, the impact on the presentation of the Company's Notes to Consolidated Financial Statements has not been determined.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2000 for the Company. The Company has not determined what impact SFAS No. 133 will have on the Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS

   Statements contained in this Form 10-K or any other reports or documents prepared by the Company or made by management of the Company may be "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's operating results to differ materially from those projected. The following factors, among others, in some cases have affected and in the future could affect the Company's actual financial performance.

   Changes in General Economic Conditions. The Company's customers generally consist of other manufacturers and suppliers who purchase the Company's industrial shipping containers and containerboard for their own containment and shipping purposes. Because the Company supplies a cross section of many industries, such as chemicals, food products, petroleum products, pharmaceuticals, and metal products, demand for the Company's industrial shipping containers and containerboard and related corrugated products has historically corresponded to changes in general economic conditions of the United States, Canada and Mexico. Accordingly, the Company's financial performance is substantially dependent upon the general economic conditions existing in the United States, Canada and Mexico.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   Competition. The Company's business of manufacturing and selling industrial shipping containers and containerboard is highly competitive. The most important competitive factors are price, quality and service. Many of the Company's competitors are substantially larger and have significantly greater financial resources.

   Excess Capacity in Containerboard Segment. Industry demand for containerboard products has declined in recent years causing excess capacity in this segment of the Company's business. This excess capacity has in turn caused lower sales prices in the containerboard market, evidenced by paper prices reaching a 19-year low in May 1997. These excess capacity levels and competitive pricing pressures in the containerboard market have negatively impacted the Company's financial performance in recent years. Management does not anticipate that paper prices will be as favorable in 1999 as in 1998, which could negatively impact the Company's net sales and operating profits.

   Raw Material Shortages. The Company's raw materials are principally pulpwood, waste paper for recycling, paper, steel and resins. Certain of these materials have been, and in the future may be, in short supply. Shortages in raw materials could adversely affect the Company's operations.

   Failure of Year 2000 Compliance. The Company is actively assessing its Year 2000 readiness, including the extent to which third parties with whom the Company has significant relationships may be vulnerable to Year 2000 issues and what impact, if any, these Year 2000 issues will have on the Company. As part of these assessments, a compliance plan, which includes the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its Year 2000 issues, has been developed. The Company anticipates timely completion of its Year 2000 remediation by the end of 1999. However, the failure to become Year 2000 compliant on a timely basis could have a material adverse affect on the Company's operations and financial performance. The Year 2000 steering committee is continuously reviewing the status of the Company's remediation efforts and, as a necessary part of the compliance plan discussed above, a contingency plan will be created during 1999 to address alternative solutions to the Company's Year 2000 issues.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (concluded)

   Environmental and Health and Safety Matters; Product Liability Claims. The Company must comply with extensive rules and regulations regarding federal, state and local environmental matters, such as air and water quality and waste disposal. The Company must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect the Company's operations. Furthermore, litigation or claims against the Company with respect to such matters could adversely affect the Company's financial performance. The Company may also become subject to product liability claims which could adversely affect the Company.

   Risks Associated with Acquisitions. During the past several years the Company has invested, and for the foreseeable future the Company anticipates investing, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in the Company's industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

   Timberland Sales. The Company has a significant inventory of standing timber and timberlands. The frequency and volume of sales of timber and timberland will have an effect on the Company's financial performance.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk:

  	The Company is subject to interest rate risk related to its financial instruments which include borrowings under its $325 million revolving credit facility and interest rate swap agreements with an aggregate notional amount of $160 million. The Company does not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage the Company's exposure to its variable rate borrowing.

   The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the revolving credit facility, the table presents principal cash flows and related weighted average interest rates by contractual maturity dates. For interest rate swaps, the table presents annual amortization of notional amounts and weighted average interest rates by contractual maturity dates. Under the swap agreements, the Company receives interest quarterly from the counterparty and pays interest quarterly to the counterparty. The fair value of the revolving credit facility is based on current rates available to the Company for debt of the same remaining maturity. The fair values of the interest rate swap agreements have been determined by the counterparty.

                              Financial Instruments
                              (Dollars in millions)
                              Expected Maturity Date
                                                     There-             Fair
                    1999   2000   2001   2002   2003     after   Total    Value

Liabilities
Revolving credit
 facility:
Variable rate       $ --   $ --  $ --   $ --  $235 (a) $ --    $ 235    $ 235
Average interest
 rate                                         5.50%(b)

Interest rate
 derivatives
Interest rate swaps:
Variable to
 fixed rates        $ 10   $ 20   $ 30  $ 10  $ 20     $ 70    $160     $  (7)
Average pay rate    6.15%  6.15%  5.53% 6.15% 6.15%    6.15%   6.03%

Average receive
 rate (c)           5.22%  5.22%  5.22% 5.22% 5.22%    5.22%   5.22%

(a) Includes $235 million of borrowings under the $325 million unsecured revolving credit facility which expires in 2003. The Company has the option under the credit facility to repay borrowings prior to 2003 or to request an extension.

(b) Variable rate specified is based on the prime rate or LIBOR rate plus a calculated margin at October 31, 1998. Interest is paid and reset quarterly.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
            (concluded)
[FN]
(c) The average receive rate is based upon the LIBOR rate at October 31,1998. The rates presented are not intended to project the Company's expectations for the future.

Foreign Currency Risk:

   	The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars. The net sales and total assets of the Company which are denominated in foreign currencies (i.e., Canadian dollars and Mexican pesos) represent less than 10% of the consolidated net sales and total assets.

Commodity Price Risk:

   	The Company has no financial instruments subject to commodity price risks.

Item 8.    Financial Statements and Supplementary Data

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

For the years ended October 31,         1998          1997          1996
Net sales                               $801,131      $648,984      $637,368
Other income:
  Interest and other                       7,466        12,918         5,214
  Gain on timber sales                    21,553        12,681         9,626

                                         830,150       674,583       652,208
Costs and expenses (including
depreciation of $35,585 in 1998,
$30,660 in 1997 and $26,348 in
1996):
  Cost of products sold                  644,892       562,165       515,775
  Selling, general and administrative     90,282        74,058        68,220
  Restructuring costs                     27,461         6,185            --
  Interest                                11,928         2,670           517

                                         774,563       645,078       584,512

Income before income taxes                55,587        29,505        67,696
Income taxes                              22,483        11,419        24,949

Net income                              $ 33,104      $ 18,086      $ 42,747
Basic and diluted earnings per share:

                                        1998          1997         1996
Class A Common Stock                    $   1.15      $   .63      $   1.48
Class B Common Stock                    $   1.71      $   .94      $   2.22

[FN]
See accompanying Notes to Consolidated Financial Statements.

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

ASSETS
               October 31,                       1998              1997

CURRENT ASSETS

Cash and cash equivalents                        $ 41,329          $ 17,719
Canadian government securities                      6,654             7,533
Trade accounts receivable - less allowance of
 $2,918 for doubtful items ($847 in 1997)         113,931            81,582
Inventories                                        64,851            44,892
Deferred tax asset                                 13,355             5,719
Prepaid expenses and other                         16,626            15,473
    Total current assets                          256,746           172,918

LONG-TERM ASSETS

Goodwill - less amortization                      123,677            17,352
Other long-term assets                             27,395            22,022

                                                  151,072            39,374

PROPERTIES, PLANTS AND EQUIPMENT - at cost

Timber properties - less depletion                  9,067             6,884
Land                                               17,294            11,139
Buildings                                          60,839           139,713
Machinery and equipment                           505,236           424,177
Capital projects in progress                       17,045            17,546
Accumulated depreciation                         (287,936)         (261,662)

                                                  421,545           337,797

                                                 $829,363          $550,089

[FN]
See accompanying Notes to Consolidated Financial Statements.


              GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
               October 31,                        1998           1997
CURRENT LIABILITIES
Outstanding checks in excess of funds on
 deposit                                          $  6,951       $  5,122
Accounts payable                                    38,410         30,589
Current portion of long-term obligations                --          8,504
Accrued payrolls and employee benefits               9,859          9,502
Restructuring reserves                              32,411          4,319
Other current liabilities                           10,604          2,372
       Total current liabilities                    98,235         60,408

LONG-TERM LIABILITIES
Long-term obligations                              235,000         43,648
Deferred tax liability                              36,412         29,740
Postretirement benefit liability                    25,554             --
Other long-term liabilities                         17,230         16,155
       Total long-term liabilities                 314,196         89,543

SHAREHOLDERS' EQUITY
Capital stock, without par value                     9,936          9,739
Class A Common Stock:
 Authorized 32,000,000 shares;
 issued 21,140,960 shares;
 outstanding 10,909,672 shares
 (10,900,672 in 1997)
Class B Common Stock:
 Authorized and issued 17,280,000 shares;
 outstanding 12,001,793 shares
Treasury stock, at cost                            (41,858)       (41,868)
Class A Common Stock: 10,231,288 shares
 (10,240,288 in 1997)
Class B Common Stock: 5,278,207 shares

Retained earnings                                  456,898        437,550

Cumulative translation adjustment                   (8,044)        (5,283)

                                                   416,932        400,138

                                                  $829,363       $550,089

[FN]
See accompanying Notes to Consolidated Financial Statements.


             GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
   For the years ended October 31,            1998         1997       1996
Cash flows from operating activities:
  Net income                                  $ 33,104     $ 18,086   $ 42,747
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Depreciation, depletion and amortization      39,686       31,926     26,420
  Deferred income taxes                           (964)       4,703      9,308
  Gain on disposals of properties, plants
   and equipment, net                           (1,747)      (7,023)      (412)
  Increase (decrease) in cash from changes
   in certain assets and liabilities, net of
   effects from acquisitions:
  Trade accounts receivable                     (4,271)        (769)     4,831
  Inventories                                   (2,794)       9,660      6,356
  Prepaid expenses and other                    (1,367)      (2,563)       420
  Other long-term assets                        (5,447)     (11,719)       (75)
  Outstanding checks in excess of funds on
   deposit                                       1,829        3,979     (1,840)
  Accounts payable                                (467)      (2,170)    (3,641)
  Accrued payrolls and employee benefits        (2,729)         130     (1,904)
  Restructuring reserves                        17,858        4,319         --
  Other current liabilities                      6,288       (6,989)     5,412
  Postretirement benefit liability              (1,765)          --         --
  Other long-term liabilities                     (352)      (1,455)    (5,716)
  Net cash provided by operating activities     76,862       40,115     81,906
Cash flows from investing activities:
  Acquisitions of companies, net of cash
   acquired                                   (186,472)     (41,121)      (284)
  Disposals of investments in government
   securities                                       --       12,585      1,481
  Purchases of investments in government
   securities                                       --         (639)    (1,979)
  Purchases of properties, plants and
   equipment                                   (38,093)     (36,193)   (74,395)
  Proceeds on disposals of properties,
   plants and equipment                          3,041        7,634        851
   Net cash used in investing activities      (221,524)     (57,734)   (74,326)
Cash flows from financing activities:
  Proceeds from issuance of
   long-term obligations                       271,000       52,753     11,329
  Payments on long-term obligations            (88,152)     (25,804)    (3,692)
  Payments on short-term obligations                --           --     (6,668)
  Debt issuance costs                             (410)          --         --
  Acquisitions of treasury stock                    --          (31)        --
  Exercise of stock options                        207          735         --
  Dividends paid                               (13,756)     (17,208)   (13,740)
Net cash provided by (used in) financing
 activities                                    168,889       10,445    (12,771)
Effects of exchange rates on cash                 (617)      (1,667)       139
Net increase (decrease) in cash and cash
 equivalents                                    23,610       (8,841)    (5,052)
Cash and cash equivalents at beginning
  of year                                       17,719       26,560     31,612
Cash and cash equivalents at end of year     $  41,329     $ 17,719   $ 26,560

[FN]
See accompanying notes to Consolidated Financial Statements.

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            (Dollars and shares in thousands, except per share amounts)
                                                     Cumulative
          Capital Stock Treasury Stock   Retained  Translation Shareholders'
          Shares Amount Shares  Amount   Earnings  Adjustment  Equity
Balance
at November
1, 1995   24,075 $9,034 14,346  $(40,776) $407,665  $(3,390)   $372,533
Net income                                  42,747               42,747
Dividends paid
(Note 5):
Class A - $.48                              (5,219)              (5,219)
Class B - $.71                              (8,521)              (8,521)
Treasury shares
acquired  (1,200)        1,200    (1,091)                        (1,091)
 Foreign currency
  Translation                                            183        183

Balance at
 October
 31, 1996 22,875 $9,034 15,546  $(41,867) $436,672  $(3,207)   $400,632
Net income                                  18,086               18,086
Dividends paid
(Note 5):
Class A - $.60                              (6,526)              (6,526)
Class B - $.89                             (10,682)             (10,682)
Treasury shares
acquired      (1)            1      (31)                            (31)
Stock options
exercised     28    705    (28)      30        735
Foreign currency
 translation                                         (2,076)     (2,076)

Balance at
October
31, 1997  22,902 $9,739 15,519  $(41,868) $437,550  $(5,283)   $400,138
Net income                                  33,104               33,104
Dividends paid
(Note 5):
Class A - $.48                              (5,235)              (5,235)
Class B - $.71                              (8,521)              (8,521)
Stock options
 exercised     9    197     (9)       10       207
Foreign currency
 translation                                         (2,761)     (2,761)
Balance at
 October
 31, 1998 22,911 $9,936 15,510  $(41,858) $456,898  $(8,044)   $416,932

[FN]
See accompanying Notes to Consolidated Financial Statements.

             GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

The Business

  	Greif Bros. Corporation and its subsidiaries (the "Company") principally manufactures industrial shipping containers and containerboard and related products which it sells to customers in many industries primarily in the United States, Canada and Mexico. The Company operates over 100 locations in 28 states of the United States, three provinces of Canada and one state of Mexico.

Basis of Consolidation

  	The Consolidated Financial Statements include the accounts of Greif Bros. Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

  	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, expected useful lives assigned to property, plant and equipment and goodwill, restructuring reserves, postretirement benefits, income taxes and contingencies. Actual amounts could differ from those estimated.

Revenue Recognition

 	Revenue is recognized when goods are shipped.

Income Taxes

  	Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods which the deferred tax liabilities and assets are expected to be settled or realized.

Cash and Cash Equivalents

  	The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements of $23,300,000 in 1998
($9,300,000 in 1997).

Concentration of Credit Risk

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. Such credit risk is considered by management to be limited due to the Company's many customers, none of whom are considered principal in the total operations of the Company, doing business in a variety of industries throughout the United States, Canada and Mexico.

Canadian Government Securities

  	The Canadian government securities are classified as available-for-sale and, as such, are reported at their fair value which approximates amortized cost.

  	The Company received $10,600,000 in proceeds from the sale of available-for-sale securities in 1997. The realized gains and losses included in income are immaterial.

Inventories

  	Inventories are stated at the lower of cost (approximately 90% on last-in, first-out basis) or market. The inventories are comprised as follows (Dollars in thousands):

                                            1998             1997
Finished goods                             $ 20,557         $  9,833
Raw materials and work-
  in-process                                 87,694           82,059

                                            108,251           91,892
Reduction to state certain
 inventories on last-in, first-
 out basis                                  (43,400)         (47,000)

                                           $ 64,851         $ 44,892

  During 1997 and 1996, the Company experienced last-in, first-out liquidations which were deemed to be immaterial to the Consolidated Financial Statements.

Properties, Plants and Equipment

  	Depreciation on properties, plants and equipment is provided by the straight-line method over the estimated useful lives of the assets as follows:

                                               Years
Buildings                                      30-45
Machinery and equipment                         3-19

[FN]
Expenditures for repairs and maintenance are charged to expense as incurred.

  	Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

  	When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

Internal Use Software

  	In 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Internal use software is software that is acquired, internally developed or modified solely to meet the entity's needs and for which, during the software's development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality should be capitalized. Adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

Goodwill

  	Goodwill is amortized on a straight-line basis over fifteen to twenty-five year periods. Amortization expense was $3,547,000 in 1998, $1,032,000 in 1997 and $20,000 in 1996. Accumulated amortization was $4,599,000 at October 31, 1998 ($1,052,000 at October 31, 1997).

  	The Company's policy is to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

Financial Instruments

  	The carrying amounts of cash and cash equivalents, Canadian government securities and long-term obligations approximate their fair values. The carrying amounts of the interest rate swap agreements are zero at October
31, 1998 and $(13,000) at October 31, 1997. The fair values of the interest rate swap agreements are $(7,020,000) at October 31, 1998 and $(514,000) at October 31, 1997.

  	The fair values of the long-term obligations are estimated based on current rates available to the Company for debt of the same remaining maturities. The fair values of the interest rate swap agreements have been determined by the counterparties.

  	The Company uses interest rate swaps for the purpose of hedging its exposure to fluctuations in interest rates. The swaps meet the requirements of designation and correlation for use of the accrual method of accounting. Differentials in the swapped amounts are recorded as adjustments of the underlying periodic cash flows that are being hedged.

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

Earnings Per Share

   During 1998, the Company adopted SFAS No. 128, "Earnings Per Share". The provisions of SFAS No. 128 have been retroactively applied to 1997 and 1996.

  	The Company has two classes of common stock and, as such, applies the "two-class method" of computing earnings per share as prescribed in SFAS
No. 128. In accordance with the statement, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.


Item 8.    Financial Statements and Supplementary Data  (continued)

  	The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                  For the year ended October 31,

                                  1998         1997          1996
Class A Common Stock:
Basic earnings per share          10,905,692   10,878,233    10,873,172
Assumed conversion of stock
 options                              69,014       16,670        13,904
Diluted earnings per share        10,974,706   10,894,903    10,887,076

Class B Common Stock:
Basic and diluted earnings per
 share                            12,001,793   12,001,793    12,021,793

[FN]
  	There are 12,000 options that are antidilutive for 1998 (298,600 for 1997 and 164,100 for 1996).

Environmental Cleanup Costs

  	The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Reclassifications

  	Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Recent Accounting Standards

   During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131,
"Disclosures about Segments of an Enterprise and Related Information".

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

  	SFAS No. 131, which will not be effective until 1999 for the Company, requires that reporting segments be redefined in terms of a company's operating segments. The impact on the presentation of the Company's segments has not yet been determined.

  	In February 1998, the FASB issued SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits - an amendment to FASB Statements No. 87, No. 88 and No. 106", which is effective in 1999 for the Company. The statement requires the Company to revise disclosures about pension and other postretirement benefit plans. SFAS No. 132 will not affect the Company's results of operations, however, the impact on the presentation of the Company's Notes to Consolidated Financial Statements has not been determined.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in 2000 for the Company. The statement requires that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not determined what impact SFAS No. 133 will have on the Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

  	On March 30, 1998, pursuant to the terms of a Stock Purchase Agreement between the Company and Sonoco Products Company ("Sonoco"), the Company acquired the industrial containers business of Sonoco by purchasing all of the outstanding shares of KMI Continental Fibre Drum, Inc., a Delaware corporation ("KMI"), Sonoco Plastic Drum, Inc., an Illinois corporation ("SPD"), GBC Holding Co., a Delaware corporation ("GBC Holding"), and Fibro Tambor, S.A. de C.V., a Mexican corporation ("Fibro Tambor") and the membership interest of Sonoco in Total Packaging Systems of Georgia, LLC, a Delaware limited liability company ("TPS"). KMI, SPD, GBC Holding, Fibro Tambor, TPS and their respective subsidiaries are in the business of manufacturing and selling plastic and fibre drums principally in the United States and Mexico and refurbishing and reconditioning plastic drums principally in the United States and Mexico.

  	On March 30, 1998, the Company entered into an agreement with Sonoco to acquire its intermediate bulk containers business, which the parties intend to finalize as soon as receipt of necessary approvals are obtained. Pending receipt of such approvals, the Company markets and sells intermediate bulk containers for Sonoco under a distributorship agreement.

  	As consideration for the shares of KMI, SPD, GBC Holding and Fibro Tambor and the membership interest of Sonoco in TPS, the Company paid $185,395,000 in cash. In addition, the Company paid $1,218,000 in legal and professional fees related to the acquisition. The acquisition was funded through new long-term obligations (see Note 4).

  	The acquisition of the industrial containers business of Sonoco has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the tangible assets acquired and the liabilities assumed were $129,504,000 and $52,298,000 respectively. The excess of the purchase price over the fair values of the net assets acquired of $109,407,000 has been recorded as goodwill. The Company's purchase price allocation has not been finalized with respect to certain employee benefit and tax matters which could possibly reduce goodwill up to $10 million. The goodwill is being amortized on a straight-line basis over twenty-five years based on consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products.

  	The Consolidated Financial Statements include the operating results of the acquired businesses from the date of acquisition. In addition, the income resulting from the distributorship agreement relating to the intermediate bulk containers business has been included in the Consolidated Financial Statements since March 30, 1998. However, the income related to the intermediate bulk containers business has not been reflected in the pro forma figures prior to that time. The following summarized pro forma (unaudited) information assumes the acquisition had occurred on November 1, 1996 (Dollars in thousands, except per share amounts):


                                                  For the year
                                                 ended October 31,
                                             1998               1997
Net sales                                    $871,969           $830,912
Net income                                   $ 30,876           $ 15,425
Basic and diluted earnings per share:
Class A Common Stock                         $   1.07           $    .54
Class B Common Stock                         $   1.60           $    .80

[FN]
The above amounts reflect adjustments for interest expense related to the debt issued for the purchase, amortization of goodwill and depreciation expense on the revalued property, plant and equipment.

   The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transactions occurred at November 1, 1996, nor are they necessarily indicative of future results.

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

  	The prior year acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations have not been presented because the results of these acquisitions were not significant to the Company.

  	In February 1997, the Company sold its injection molding plant in Ohio. In addition, the Company sold its wood component facilities, which manufactured door panels, wood moldings and window and door parts, with locations in Kentucky, California, Washington and Oregon in August 1997. The transactions resulted in a gain of $3.7 million which is included in other income.

NOTE 3 - RESTRUCTURING COSTS

   	During the third quarter of 1998, the Company approved a plan to consolidate some of its locations in order to improve operating efficiencies and capabilities. The plan was the result of a study to determine whether certain locations, either existing or newly acquired, should be closed or relocated to a different facility. Eighteen existing fibre drum, steel drum and corrugated container plants will be closed. As a result, the Company recognized a pretax restructuring charge of approximately $27.5 million, consisting of $20.9 million in employee separation costs (approximately 500 employees) and $6.6 million in other anticipated facility closing and disposition costs. The Company expects to sell its owned facilities. As of October 31, 1998, the Company has paid approximately $2.7 million consisting primarily of severance payments. The Company expects the remaining liability of $24.8 million to be expended in connection with the ongoing consolidation effort during 1999.

  In addition, in connection with the consolidation plan, five locations purchased as part of the industrial containers business of Sonoco (see Note
2) will also be closed. Accordingly, the Company recognized a $9.5 million restructuring liability related to these locations. The liability consisted of $6.1 million in employee separation costs (approximately 100 employees) and $3.4 million in other anticipated facility closing and disposition costs. The Company expects to sell its owned facilities. As of October 31, 1998, the Company has paid approximately $1.9 million consisting primarily of severance payments. The Company believes the remaining liability of $7.6 million will be expended in connection with the ongoing consolidation during 1999.

  	During the fourth quarter of 1997, the Company adopted a plan to consolidate its operations. This plan included the relocation of certain key operating people to the corporate office. In addition, there was a realignment of some of the administrative functions that were being performed at the subsidiary and division offices which resulted in some staff reductions. Finally, costs associated with the reduction of certain support functions were incurred. As a result, a restructuring charge of $6.2 million, consisting primarily of severance benefits, was recorded in the results of operations. As of October 31, 1998, all expenditures related to the charge have been made and the liability accordingly eliminated.

NOTE 4 - LONG-TERM OBLIGATIONS

   The Company's long-term obligations, which are primarily with banks, include the following as of October 31 (Dollars in thousands):

                                                 1998             1997
Notes payable:
 Fixed rate notes - 5.91% to 9.69%, due 1998 -
  2015, secured by certain equipment, real
  estate, inventory and receivables              $     --         $ 1,558
 Variable rate notes - LIBOR plus .25% to .49%
  or Prime Rate plus 1%, due 1999 - 2004,
  certain notes secured by equipment                   --          35,544
Revolving credit agreement and lines of
 credit:
 Variable rate - tied to LIBOR or Prime Rate,
  expiring in 2003 (in 2000 for 1997)             235,000          15,050
Total                                             235,000          52,152
Less: current portion                                  --           8,504
Long-term obligations                            $235,000         $43,648

  	On March 30, 1998, the Company entered into a credit agreement with various financial institutions, as banks, and KeyBank National Association, as agent, which provides a revolving credit facility of up to $325 million. The Company is required to pay a facility fee each quarter equal to .025% to .050% of the total commitment amount based upon the Company's leverage ratio. As of October 31, 1998, the Company has borrowed $235 million primarily to purchase the industrial containers business of Sonoco and to consolidate all of the Company's other long-term borrowings. The costs associated with consolidation of the Company's debt are not material to the results of operations. The interest rate is either based on the prime rate or LIBOR rate plus a calculated margin amount (.28% at October 31, 1998). Interest resets on a quarterly basis. At October 31, 1998, the interest rate is 5.50%. The revolving credit loans are due on March 31, 2003, however, management intends to extend a portion of the debt beyond that date.

  	At October 31, 1998, the Company has outstanding $6.8 million in letters of credit under the credit agreement. The quarterly fee related to these letters of credit is .03% of the outstanding amount plus a calculated margin (.28% at October 31, 1998).

  	The revolving credit facility contains certain covenants. Under the most restrictive of these covenants, the Company is required to maintain a certain leverage ratio, sufficient coverage of interest expense and a minimum net worth. In addition, the Company is limited with respect to additional debt. Finally, there are certain non-financial covenants including sales of assets, financial reporting, mergers and acquisitions, investments, change in control and Employee Retirement Income Security Act compliance.

  	During 1998, the Company entered into an interest rate swap agreement with a notional amount of $140 million, expiring on March 30, 2008, which periodically reduces through 2008. The Company entered into another swap agreement during 1998 with a notional amount of $20 million, expiring on October 31, 2001. The interest rate swaps were entered into to manage the Company's exposure to its variable rate debt. Under the agreements, the Company receives interest quarterly from the counterparty equal to the LIBOR rate and pays interest quarterly to the counterparty at a fixed rate of 6.15% and 5.22% for the $140 million and $20 million swap agreements, respectively. The differentials to be currently paid or received under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable. The adjustment to interest expense resulting from the differencials was an increase of $348,000 during 1998.

   During 1997, the Company entered into interest rate swap agreements with aggregate notional amounts of $32.7 million without the exchange of underlying principal. Under such agreements, the Company received interest from the counterparties equal to amounts incurred under its existing variable rate debt and paid interest to the counterparties at fixed rates ranging from 6.43% to 7.39%. During 1998, all of these swap agreements were terminated. The amounts paid by the Company to terminate these agreements were immaterial to the Consolidated Financial Statements.

   Annual maturities of long-term obligations are $235 million in 2003.

   During 1998, the Company paid $11,500,000 of interest ($3,726,000 in 1997 and $862,000 in 1996) related to the long-term obligations. Interest of $344,000 in 1998, $1,163,000 in 1997 and $569,000 in 1996 was
capitalized.

   The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $5,164,000 in 1999, $4,312,000 in 2000, $3,890,000 in 2001, $2,589,000 in 2002, $1,864,000 in 2003 and
$2,762,000 thereafter.  Rent expense was $8,615,000 in 1998, $5,684,000 in
1997 and $3,592,000 in 1996.

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

NOTE 6 - STOCK OPTIONS

  	The Company has an Incentive Stock Option Plan ("Option Plan") which provides the discretionary granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of the Company's Class A Common Stock which options may be granted shall not exceed 1,000,000 shares. Under the terms of the Option Plan, options are granted at exercise prices equal to the market value on the date the options are granted and become exercisable two years after date of grant. Options expire ten years after date of grant.

   A Directors' Stock Option Plan ("Directors' Plan") which was adopted in 1996, provides the granting of stock options to Directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock which options may be granted may not exceed 100,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable immediately. Options expire ten years after date of grant.

	  In 1998, 206,275 incentive stock options were granted with option prices of $31.75 per share. Under the Directors' Plan, 12,000 options were granted to outside directors with option prices of $36.53 per share.

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

  	The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, "Accounting for Stock-Based Compensation", pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

                                        1998          1997         1996
Net income                              $31,718       $17,232      $42,534
Basic earnings per share:
Class A Common Stock                    $  1.10       $   .60      $  1.48
Class B Common Stock                    $  1.64       $   .89      $  2.20

Diluted earnings per share:
Class A Common Stock                    $  1.10       $   .60      $  1.47
Class B Common Stock                    $  1.64       $   .89      $  2.20


Item 8.    Financial Statements and Supplementary Data  (continued)

   The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

                                        1998          1997         1996
Dividend yield                          1.36%         1.31%        1.16%
Volatility rate                         22.00%        20.60%       29.20%
Risk-free interest rate                 5.36%         6.29%        6.52%
Expected option life                    6 years       6 years      6 years

   The fair value of shares granted were $9.08, $9.03 and $10.95 at October 31, 1998, 1997 and 1996, respectively. Stock option activity was as follows (Shares in thousands):

                          1998                1997                 1996
                      Weighted            Weighted             Weighted
                       Average             Average              Average
                      Exercise            Exercise             Exercise
                Shares   Price      Shares   Price       Shares   Price
Beginning
 balance        456      $28.26     374      $27.25      210      $25.38
Granted         218       32.01     148       30.04      164       29.62
Forfeited         6       29.63      38       27.11       --          --
Exercised         9       22.94      28       25.79       --          --
Expired          --          --      --          --       --          --
Ending balance  659      $29.56     456      $28.26      374      $27.25

   As of October 31, 1998, the outstanding stock options had exercise prices ranging from $22.94 to $36.53 and a remaining weighted average contractual life of 8.42 years.

   There are 317,000 options which were exercisable at October 31, 1998 (181,000 options at October 31, 1997).


NOTE 7 - INCOME TAXES

  	Income tax expense is comprised as follows (Dollars in thousands):

                                                      State
                              U.S.                     and
                             Federal     Foreign      Local         Total
1998:
     Current                 $15,755     $ 2,768      $ 3,039       $21,562
     Deferred                  1,763          --         (842)          921

                             $17,518     $ 2,768      $ 2,197       $22,483

1997:
     Current                 $ 3,617     $ 2,097      $ 1,607       $ 7,321
     Deferred                  4,087         (96)         107         4,098

                             $ 7,704     $ 2,001      $ 1,714       $11,419

1996:
     Current                 $11,330     $ 3,075      $ 1,630       $16,035
     Deferred                  7,903         (59)       1,070         8,914

                             $19,233     $ 3,016      $ 2,700       $24,949

[FN]
    Foreign income before income taxes amounted to $6,212,000 in 1998 ($5,241,000 in 1997 and $7,729,000 in 1996).

   	The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company's effective tax rate:

                                   1998            1997           1996
U.S. Federal statutory tax rate    35.0%           35.0%          35.0%
State and local taxes, net of
  Federal tax benefit               2.6%            3.8%           3.6%
Other                               2.9%           (0.1%)         (1.7%)

Effective income tax rate          40.5 %          38.7%          36.9%

  	Significant components of the Company's deferred tax assets and liabilities are as follows at October 31 (Dollars in thousands):

                                             1998              1997
Restructuring reserve                        $ 8,964           $    --
Other                                          4,391             5,729
  Current deferred tax asset                 $13,355           $ 5,729

  Current deferred tax liability             $    --           $    10

Book basis on acquired assets                $10,108           $10,159
Postretirement benefit liability               8,237                --
Other                                          2,496             2,249
  Long-term deferred tax asset               $20,841           $12,408

Property, plant and equipment                $41,896           $35,448
Intangibles                                    8,410                78
Timber condemnation                            3,868             3,557
Other                                          3,079             3,065
  Long-term deferred tax liability           $57,253           $42,148

[FN]
	  At October 31, 1998 and 1997, the Company has provided deferred income taxes on all of its undistributed Canadian earnings.
[FN]
  	During 1998, the Company paid $22,697,000 in income taxes ($13,334,000 in 1997 and $10,318,000 in 1996).

NOTE 8 - RETIREMENT PLANS

  	The Company has non-contributory defined benefit pension plans that cover most of its employees. These plans include plans self-administered by the Company along with Union administered multi-employer plans. The self-administered hourly and Union plans' benefits are based primarily upon years of service. The self-administered salaried plans' benefits are based primarily on years of service and earnings. The Company contributes an amount that is not less than the minimum funding nor more than the maximum tax-deductible amount to these plans. The plans' assets consist of unallocated insurance contracts, equity securities, government obligations and the allowable amount of the Company's stock (127,752 shares of Class A Common Stock and 80,355 shares of Class B Common Stock at October 31, 1998 and 1997).


   The pension expense for the plans included the following (Dollars in thousands):

                                            1998        1997        1996
Service cost, benefits earned during
 the year                                   $ 2,956     $ 2,714     $ 2,648
Interest cost on projected benefit
 obligation                                   4,584       4,548       4,277
Actual return on assets                      (3,280)     (8,986)     (6,404)
Net amortization                             (2,721)      3,974       1,759
                                              1,539       2,250       2,280
Multi-employer and non-U.S. pension
 expense                                        386         370         593

Total pension expense                       $ 1,925     $ 2,620     $ 2,873

[FN]
  	The range of weighted average discount rates and expected long-term rates of return on plan assets used in the actuarial valuation was 7.0% - 9.0% for 1998, 1997 and 1996. The rates of compensation increases for salaried employees used in the actuarial valuation range from 4.0% - 6.5% for 1998, 1997 and 1996.

  	The following table sets forth the plans' funded status and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):
                               Assets Exceed             Accumulated
                                Accumulated               Benefits
                                 Benefits                Exceed Assets
                              1998         1997          1998        1997
Actuarial present value of
 benefit obligations:
Vested benefit obligation      $13,697     $34,190       $44,478     $10,636
Accumulated benefit
 obligation                    $13,824     $34,569       $44,872     $12,279
Projected benefit obligation   $18,785     $46,246       $57,438     $12,279
Plan assets at fair value      $23,376     $59,836       $51,610     $10,718

Plan assets greater than
 (less than) projected
 benefit obligation            $ 4,591     $13,590       $(5,828)    $(1,561)
Unrecognized net (gain) loss    (1,361)     (8,942)        4,620         641
Prior service cost not yet
 recognized in net periodic
 pension cost                      312       6,096         9,617       2,788
Adjustment required to
Recognize minimum liability         --          --        (3,422)     (1,048)
Unrecognized net (asset)
 obligation from transition       (352)     (7,345)       (6,099)     (2,381)
Prepaid pension cost
 (liability)                   $ 3,190     $ 3,399       $(1,112)    $(1,561)

   During 1998 and 1997, the Company, in accordance with the provisions of SFAS No. 87, "Employers' Accounting for Pensions", recorded the "adjustment required to recognize minimum liability" in other long-term liabilities. The amount was offset in other long-term assets by an equal amount.

	  In addition to the defined benefit pension plans, the Company has several voluntary 401(k) savings plans which cover eligible employees at least 21 years of age with one year of service. For certain plans, the Company matches 25% of each employee's contribution, up to a maximum of 5% or 6% of base salary. Company contributions to the 401(k) plans were $566,000 in 1998, $350,000 in 1997 and $234,000 in 1996.

NOTE 9 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

  	On March 30, 1998, the Company acquired the industrial containers business of Sonoco. As part of this acquisition, the Company assumed an obligation to reimburse Sonoco for their actual costs incurred in providing the postretirement health care benefits to certain employees.
Contributions by the Company are limited to an aggregate annual payment of $1,350,000 ($1,012,500 in 1998) for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from operations.

  	Cost for the postretirement benefits include the following components
(Dollars in thousands):

                                       1998
Service cost                           $  380
Interest cost                           1,133

                                       $1,513

  	The following table summarizes the postretirement liability (Dollars in thousands):

                                       1998
Accumulated postretirement
  benefit obligations:
  Retired participants                 $(19,378)
  Other participants                     (7,879)
                                        (27,257)
  Unrecognized net loss                   1,703
  Postretirement benefit liability     $(25,554)

  	 The measurement assumes a discount rate of 6.75%. The health care cost trend rates on gross eligible charges are as follows:

                                       Medical             Dental
Current trend rate                     8.75%               6.75%
Ultimate trend rate                    4.75%               4.75%

  	A one percentage-point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit liability as of October 31, 1998 by approximately $57,000 and the total of the service and interest cost components of net postretirement health care cost for the year then ended by approximately $122,000.

NOTE 10 - CONTINGENT LIABILITIES

  	Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.
Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based upon the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse affect on the financial position of the Company.

NOTE 11 - INDUSTRY SEGEMENTS

  	The Company operates in two industry segments, industrial shipping containers and materials ("Industrial Shipping Containers") and containerboard and related products ("Containerboard").

  	Operations in the Industrial Shipping Containers segment involve the production and sale of fibre, steel and plastic drums, multiwall bags and miscellaneous items. These products are manufactured and principally sold throughout the United States, Canada and Mexico.

  	Operations in the Containerboard segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated products including corrugated sheets and corrugated containers. The products are manufactured and sold in the United States and Canada.

  	In computing operating profit for the two industry segments, gain on timber sales, interest expense, other income and expense, gains on disposals of certain facilities and income taxes have not been allocated to such segments. Furthermore, the restructuring costs (see Note 3) have not been allocated to the separate segments. These amounts, excluding income taxes, comprise "general corporate other income and expense, net".

  	Each segments' operating assets are those assets used in the manufacture and sale of Industrial Shipping Containers or Containerboard. Corporate assets are principally cash and cash equivalents, timber properties, corporate facilities and other.

  	The following segment information is presented for the three years ended October 31, 1998, except as to asset information which is as of
October 31, 1998, 1997 and 1996 (Dollars in thousands):
                                       1998         1997          1996
Net sales:
 Industrial Shipping Containers        $444,130     $333,005      $322,330
 Containerboard                         357,001      315,979       315,038

           Total                       $801,131     $648,984      $637,368

Operating profit:
 Industrial Shipping Containers        $ 26,928     $ 10,687      $ 13,533
 Containerboard                          40,972        2,480        40,129

           Total segment                 67,900       13,167        53,662

 General corporate other income
  and expense, net                       15,148       22,523        14,034
 Restructuring costs                     27,461        6,185            --
 Income before income taxes              55,587       29,505        67,696
 Income taxes                            22,483       11,419        24,949

           Net income                  $ 33,104     $ 18,086      $ 42,747

Identifiable assets:
 Industrial Shipping Containers        $439,614     $175,980      $166,235
 Containerboard                         324,052      309,373       290,009

          Total segment                 763,666      485,353       456,244

 Corporate                               65,697       64,736        56,094

          Total                        $829,363     $550,089      $512,338


Item 8.    Financial Statements and Supplementary Data  (continued)

                                       1998         1997          1996
Depreciation expense:
 Industrial Shipping Containers        $ 16,092     $ 11,971      $ 11,750
 Containerboard                          19,305       18,371        14,509

          Total segment                  35,397       30,342        26,259

 Corporate                                  188          318            89

          Total                        $ 35,585     $ 30,660      $ 26,348

Property additions:
 Industrial Shipping Containers        $ 22,046     $  3,843      $ 16,588
 Containerboard                           8,708       22,923        56,160

          Total segment                  30,754       26,766        72,748

Corporate assets                          7,339        9,427         1,647

          Total                        $ 38,093     $ 36,193      $ 74,395

NOTE 12 - SUBSEQUENT EVENTS

CorrChoice Joint Venture:

  	On November 1, 1998, the Company entered into a Joint Venture Agreement to form CorrChoice, Inc. ("CorrChoice"). The Joint Venture Agreement provides for the consolidation into CorrChoice of three sheet feeder plants of Michigan Packaging Company ("Michigan Packaging"), a wholly-owned subsidiary of the Company, and three sheet feeder plants of Ohio Packaging Corporation and its subsidiaries ("Ohio Packaging").

  	Pursuant to the terms of the Joint Venture Agreement, the Company contributed all of its stock of Michigan Packaging and Ohio Packaging in exchange for a 63.24% ownership interest in CorrChoice and the minority interest contributed all of its stock of Ohio Packaging in exchange for a 36.76% ownership interest in CorrChoice. The ownership percentages of the Company and minority interest in CorrChoice were determined by an appraisal of Michigan Packaging and Ohio Packaging performed by an independent third party.

  	The three Michigan Packaging plants are located in Mason, Michigan, Grand Rapids, Michigan and Concord, North Carolina. The three Ohio Packaging plants are located in Massillon, Ohio, Louisville, Kentucky and Cincinnati, Ohio. In addition to these locations, CorrChoice plans to establish a sheet feeder plant in the Atlanta, Georgia area.

  	Prior to the formation of the joint venture, the Company accounted for its investment in Ohio Packaging's non-voting stock under the cost method of accounting since it had no significant influence over the operations of Ohio Packaging. However, as a result of the Company's controlling interest in the joint venture effective November 1, 1998, the results of which will be consolidated, generally accepted accounting principles require the Company to retroactively adjust the financial statements of prior years using the equity method of accounting. The prior year adjustments will be a $4.1 million, $3.5 million and $3.5 million increase to net income during 1998, 1997 and 1996, respectively, and will be reflected in all future reports. As a result of the cumulative adjustments, the Company's investment will be recorded as $49.1 million as of October 31, 1998. Based on independent appraisals, as discussed above, the fair value of this investment is $99.2 million.

   As discussed above, the Company will include the results of CorrChoice in its Consolidated Financial Statements subsequent to November 1, 1998.
The following summarized pro forma (unaudited) information assumes the joint venture had occurred on November 1, 1997 (Dollars in thousands, except per share amounts):

                                         1998
Net sales                                $895,723

Net income                               $ 36,169

Basic earnings per share:
 Class A Common Stock                    $   1.26
 Class B Common Stock                    $   1.87

Diluted earnings per share:
 Class A Common Stock                    $   1.25
 Class B Common Stock                    $   1.87

[FN]
  	The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transactions occurred at November 1, 1997, nor are they necessarily indicative of future results.

Abzac Joint Venture:

  	During December 1998, the Company and Abzac s.a., a privately held company in France ("Abzac"), entered into a letter of intent for the exchange of the Company's spiral core manufacturing assets for a 49% equity interest in Abzac's fibre drum business. The Company manufactures spiral cores at three of its Canadian locations. Abzac, at three of its locations, manufactures fibre drums in France. The transaction is subject to due diligence and is anticipated to be completed during the third quarter of 1999.

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

   	The system of internal accounting control, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company's management. This system is continually reviewed by the internal auditors of the Company. In addition, PricewaterhouseCoopers LLP, an independent accounting firm, audits the financial statements of Greif Bros. Corporation and its subsidiaries and considers the internal control structure of the Company in planning and performing its audit. The Audit Committee of the Board of Directors meets periodically with the internal auditors and independent accountants to discuss the internal control structure and the results of their audits.

/s/ Michael J. Gasser                       			/s/ Joseph W. Reed
Michael J. Gasser			                           Joseph W. Reed
Chairman and Chief Executive 		               	Chief Financial Officer
  Officer			                                     and Secretary

                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

   	In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Greif Bros. Corporation and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP                   		Columbus, Ohio
                                                  	December 4, 1998


QUARTERLY FINANCIAL DATA (Unaudited)

  	The quarterly results of operations for fiscal 1998 and 1997 are shown below (Dollars in thousands, except per share amounts):

                                             Quarter Ended,
                             Jan. 31,     Apr. 30,     July 31,    Oct. 31,
                              1998          1998        1998         1998
Net sales                    $169,697     $191,269     $218,631    $221,534
Gross profit                 $ 31,520     $ 37,637     $ 38,382    $ 48,700
Net income (loss)            $  9,616     $ 12,592     $ (4,467)   $ 15,363

Earnings per share:
  Basic:
  Class A Common Stock       $    .34     $    .44     $   (.15)   $    .53
  Class B Common Stock       $    .50     $    .65     $   (.23)   $    .80
  Diluted:
  Class A Common Stock       $    .34     $    .43     $   (.15)   $    .53
  Class B Common Stock       $    .50     $    .65     $   (.23)   $    .80

Earnings per share were
calculated using the
following number of shares:
  Basic:
  Class A Common Stock       10,901,962   10,904,755   10,906,582  10,909,468
  Class B Common Stock       12,001,793   12,001,793   12,001,793  12,001,793
  Diluted:
  Class A Common Stock       10,950,796   10,977,776   10,906,582  10,957,745
  Class B Common Stock       12,001,793   12,001,793   12,001,793  12,001,793

Item 8.    Financial Statements and Supplementary Data  (concluded)

                                       Quarter Ended,
                             Jan. 31,     Apr. 30,     July 31,    Oct. 31,
                              1997         1997         1997        1997
Net sales                    $152,370     $152,529     $167,062    $177,023
Gross profit                 $ 21,041     $ 17,608     $ 22,193    $ 25,977
Net income                   $  4,485     $  3,580     $  4,682    $  5,339

Earnings per share:
  Basic:
  Class A Common Stock       $    .16     $    .12     $   .16     $    .18
  Class B Common Stock       $    .23     $    .19     $   .24     $    .28
  Diluted:
  Class A Common Stock       $    .16     $    .12     $   .16     $    .18
  Class B Common Stock       $    .23     $    .19     $   .24     $    .28

Earnings per share were
calculated using the
following number of shares:
  Basic:
  Class A Common Stock       10,873,172   10,873,172   10,874,038  10,892,550
  Class B Common Stock       12,001,793   12,001,793   12,001,793  12,001,793
  Diluted:
  Class A Common Stock       10,889,792   10,886,060   10,883,518  10,925,198
  Class B Common Stock       12,001,793   12,001,793   12,001,793  12,001,793

  	Prior quarter earnings per share amounts have been restated to reflect the adoption of SFAS No. 128 (see Note 1 to the Consolidated Financial Statements). The earnings per share were reported as $.39 and $.44 for the Class A and Class B Common Stock, respectively, for the quarter ended
January 31, 1998, $.52 and $.58 for the Class A and Class B Common Stock, respectively, for the quarter ended April 30, 1998 and $(.23) and $(.17) for the Class A and Class B Common Stock, respectively, for the quarter ended July 31, 1998. The amounts have been adjusted to the amounts reported above to reflect the use of the "two-class method", as defined by SFAS No. 128, "Earnings Per Share".

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  	There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

  	Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1998. Information regarding the executive officers of the Registrant may be found under the caption "Executive Officers of the Company" in Part I, and is also incorporated by reference into this Item
10.

Item 11.    Executive Compensation

   	Information with respect to Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1998.

Item 12.    Security Ownership of Certain Beneficial Owners and
             Management

  	Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1998.

Item 13.    Certain Relationships and Related Transactions

  	Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1998.

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K

(a)  The following documents are filed as part of this Report:

                                                            Page
(1) Financial Statements:

Consolidated Statements of Income for the three
years ended October 31, 1998                                33

Consolidated Balance Sheets at October 31,
1998 and 1997                                               34-35

Consolidated Statements of Cash Flows
for the three years ended October 31, 1998                  36

Consolidated Statements of Changes in
Shareholders' Equity for the three years
ended October 31, 1998                                      37

Notes to Consolidated Financial Statements                  38-58

Report of Management's Responsibilities                     59

Report of Independent Accountants                           60

Quarterly Financial Data (Unaudited)                        61-62

(2) Financial Statement Schedules:

Report of Independent Accountants on
Financial Statement Schedules                               70

Consolidated Valuation and Qualifying Accounts
and Reserves (Schedule II)                                  71

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K (continued)

(3) Exhibits:
                                             If Incorporated by Reference,
Exhibit                                      Document with which Exhibit was
  No.      Description of Exhibit            Previously Filed with SEC

2(a)       Stock Purchase Agreement          Current Report on Form 8-K dated
           dated March 30, 1998,             April 14, 1998, File No. 1-566
           between Greif Bros.               (see Exhibit 2 therein).
           Corporation and Sonoco
           Products Company.

2(b)       Joint Venture Agreement           Current Report on Form 8-K dated
           dated as of November 1,           November 13, 1998, File No. 1-566
           1998, among CorrChoice,           (see Ehibit 2 therein).
           Inc., Greif Bros.
           Corporation, Geoffrey A.
           Jollay and R. Dean Jollay,
           and John J. McLaughlin.

3(a)       Amended and Restated              Annual Report on Form 10-K for
           Certificate of Incorporation      the fiscal year ended October 31,
           of Greif Bros. Corporation.       1997, File No. 1-566 (see Exhibit
                                             3(a) therein).

3(b)       Amended and Restated By-Laws      Annual Report on Form 10-K for
           of Greif Bros. Corporation.       the fiscal year ended October 31,
                                             1997, File No. 1-566 (see Exhibit
                                             3(b) therein).

3(c)       Amendment to Amended and          Included herein.
           Restated By-Laws of Greif
           Bros. Corporation.

10(a)      Greif Bros. Corporation 1996      Registration Statement on Form S-
           Directors Stock Option Plan.      8, File No. 333-26977 (see
                                             Exhibit 4(b) therein).

10(b)      Greif Bros. Corporation           Annual Report on Form 10-K for
           Incentive Stock Option Plan,      fiscal year ended October 31,
           as Amended and Restated.          1997, File No. 1-566 (see Exhibit
                                             10(b) therein).

10(c)      Greif Bros. Corporation           Included herein.
           Directors Deferred
           Compensation Plan.

10(d)      Employment Agreement between      Included herein.
           Michael J. Gasser and Greif
           Bros. Corporation.


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K (continued)
                                             If Incorporated be Reference,
Exhibit                                      Document with which Exhibit was
  No.      Description of Exhibit            Previously Filed with SEC

10(e)      Employment Agreement between      Included herein.
           William B. Sparks and Greif
           Bros. Corporation.

10(f)      Employment Agreement, as          Included herein.
           amended, between Charles R.
           Chandler and Greif Bros.
           Corporation.

10(g)      Employment Agreement, as          Included herein.
           amended, between Joseph W.
           Reed and Greif Bros.
           Corporation.

10(h)      Credit Agreement dated as of      Current Report on Form 8-K for
           March 30, 1998, among Greif       April 14, 1998, File No. 1-566
           Bros. Corporation, as             (see Exhibit 99(b) therein).
           Borrower, Various Financial
           Institutions, as Banks, and
           KeyBank National
           Association, As Agent.

21         Subsidiaries of the               Contained herein.
           Registrant.

23         Consent of                        Contained herein.
           PriceWaterhouseCoopers LLP.

24(a)      Powers of Attorney for            Annual Report on Form 10-K for
           Michael J. Gasser, Charles        the fiscal year ended October 31,
           R. Chandler, Michael H.           1997, File No. 1-566 (see Exhibit
           Dempsey, Naomi C. Dempsey,        24(a) therein).
           Daniel J. Gunsett, Robert C.
           Macauley, David J. Olderman,
           William B. Sparks, Jr., and
           J Maurice Struchen.

27         Financial Data Schedule           Contained herein.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
        		 (concluded)

(b)  Reports on Form 8-K

    (1) No reports on Form 8-K have been filed during the last quarter of fiscal 1998.


   	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   	The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1998.

                               SIGNATURES

  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Greif Bros. Corporation
                                       (Registrant)

Date  January 25, 1999              By /s/ Michael J. Gasser
                                       Michael J. Gasser
                                       Chairman of the Board of Directors
                                        and Chief Executive Officer

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

Michael H. Dempsey *                         Naomi C. Dempsey *
Michael H. Dempsey                           Naomi C. Dempsey
Member of the Board of Directors             Member of the Board of Directors

Daniel J. Gunsett *                          Robert C. Macauley *
Daniel J. Gunsett                            Robert C. Macauley
Member of the Board of Directors             Member of the Board of Directors

David J. Olderman *                          William B. Sparks, Jr. *
David J. Olderman                            William B. Sparks, Jr.
Member of the Board of Directors             Member of the Board of Directors

J Maurice Struchen *
J Maurice Struchen
Member of the Board of Directors

                 [Signatures continued on the next page]

                          SIGNATURES     (concluded)

* The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Annual Report on Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Annual Report on Form 10-K.

By /s/ Michael J. Gasser
   Michael J. Gasser
   Chairman of the Board of Directors
   Chief Executive Officer

Each of the above signatures is affixed as of January 25, 1999.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                      FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Greif Bros. Corporation


  	Our audits of the consolidated financial statements referred to in our report dated December 4, 1998, appearing on page 60 of this Form 10-K also included an audit of the Financial Statement Schedules listed in Item
14(a)(2) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP           Columbus, Ohio
                                         December 4, 1998


                                                                 SCHEDULE II
                            GREIF BROS. CORPORATION
                            AND SUBSIDIARY COMPANIES
            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (IN $000)
                                 Charged     Charged               Balance
                     Balance at  to          to                    at
                     Beginning   Costs and   Other                 End of
Description          of Period   Expenses    Accounts  Deductions  Period

Year ended
 October 31, 1996:
Reserves deducted from
applicable assets:
For doubtful items-
 trade accounts
 receivables         $  789      $201         $22 B     $186 C     $  826
For doubtful items-
 other notes and
 accounts receivable    697       -0-         -0-        -0-          697
Total reserves
 deducted from
 applicable assets   $1,486      $201         $22       $186       $1,523

Year ended
 October 31, 1997:
Reserves deducted from
applicable assets:
For doubtful items-
 trade accounts
 receivables         $  826      $431         $11 B     $421 C       $847
For doubtful items-
 other notes and
 accounts receivable    697       -0-         -0-        -0-          697

Total reserves deducted
 from applicable
 assets              $1,523      $431         $11       $421       $1,544

Year ended
 October 31, 1998:
 Reserves deducted from
 applicable assets:
 For doubtful items-
 trade accounts
 receivables         $1,652 A   $1,489       $142 B     $365 C     $2,918
For doubtful items-
 other notes and
 accounts
 receivable             697        -0-        -0-        -0-          697
Total reserves
 deducted from
 applicable assets   $2,349     $1,489       $142       $365       $3,615

[FN]
(A) Includes an $805,000 adjustment related to the industrial containers business of Sonoco Products Company which was acquired on March 30, 1998.
[FN]
(B) Collections of accounts previously written-off.
[FN]
(C)   Accounts written-off.


                                   EXHIBIT INDEX

                                          If Incorporated by Reference,
Exhibit                                   Document with which Exhibit was
   No.     Description of Exhibit         Previously Filed with SEC

2(a)       Stock Purchase Agreement       Current Report on Form 8-K dated
           dated March 30, 1998,          April 14, 1998, File No. 1-566
           between Greif Bros.            (see Exhibit 2 therein).
           Corporation and Sonoco
           Products Company.

2(b)       Joint Venture Agreement        Current Report on Form 8-K dated
           dated as of November 1,        November 13, 1998, File No. 1-566
           1998, among CorrChoice,        (see Exhibit 2 therein).
           Inc., Greif Bros.
           Corporation, Geoffrey A.
           Jollay and R. Dean Jollay,
           and John J. McLaughlin.

3(a)       Amended and Restated           Annual Report on Form 10-K for
           Certificate of Incorporation   the fiscal year ended October 31,
           of Greif Bros. Corporation.    1997, File No. 1-566 (see Exhibit
                                          3(b) therein).

3(b)       Amended and Restated By-Laws   Annual Report on Form 10-K for
           of Greif Bros. Corporation.    the fiscal year ended October 31,
                                          1997, File No. 1-566 (see Exhibit
                                          3(b) therein).

3(c)       Amendment to Amended and       Included herein.
           Restated By-Laws of Greif
           Bros. Corporation.

10(a)      Greif Bros. Corporation 1996   Registration Statement on Form S-
           Directors Stock Option Plan.   8, File No. 333-26977 (see
                                          Exhibit 4(b) therein).

10(b)      Greif Bros. Corporation        Annual Report on Form 10-K for
           Incentive Stock Option Plan,   the fiscal year ended October 31,
           as Amended and Restated.       1997, File No. 1-566 (see Exhibit
                                          10(b) therein).

10(c)      Greif Bros. Corporation        Included herein.
           Directors Deferred
           Compensation Plan.

10(d)      Employment Agreement between   Included herein.
           Michael J. Gasser and Greif
           Bros. Corporation.


EXHIBIT INDEX (concluded)

                                          If Incorporated by Reference,
Exhibit                                   Document with which Exhibit was
   No.     Description of Exhibit         Previously Filed with SEC

10(e)      Employment Agreement between   Included herein.
           William B. Sparks and Greif
           Bros. Corporation.

10(f)      Employment Agreement, as       Included herein.
           amended, between Charles R.
           Chandler and Greif Bros.
           Corporation

10(g)      Employment Agreement, as       Included herein.
           amended, between Joseph W.
           Reed and Greif Bros.
           Corporation.

10(h)      Credit Agreement dated as of   Current Report on Form 8-K dated
           March 30, 1998, among Greif    April 14, 1998, File No. 1-566
           Bros. Corporation, as          (see Exhibit 99(b) therein).
           Borrower, Various Financial
           Institutions, as Banks, and
           KeyBank National
           Association, As Agent.

21         Subsidiaries of the            Contained herein.
           Registrant.

23         Consent of                     Contained herein.
           PriceWaterhouseCoopers LLP.

24(a)      Powers of Attorney for         Annual Report on Form 10-K for
           Michael J. Gasser, Charles     the fiscal year ended october 31,
           R. Chandler, Michael H.        1997, File No. 1-566 (see Ehxibit
           Dempsey, Naomi C. Dempsey,     24(a) therein).
           Daniel J. Gunsett, Robert C.
           Macauley, David J. Olderman,
           William B. Sparks, Jr., and
           J Maurice Struchen.

27         Financial Data Schedule        Contained herein.