Form 10-Q
period 1999-01-31
GREIF BROTHERS CORP
filed 1999-03-16
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.    20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended January 31, 1999      Commission File Number  1-566

                          GREIF BROS. CORPORATION
          (Exact name of registrant as specified in its charter)

       Delaware                                      31-4388903
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

425 Winter Road, Delaware, Ohio                        43015
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code  (740) 549-6000

                              Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           Class A Common Stock  10,909,672 shares
           Class B Common Stock  12,001,793 shares