Form 10-Q
period 1999-04-30
GREIF BROTHERS CORP
filed 1999-06-10
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  April 30, 1999    Commission File Number  1-566

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

Class A Common Stock           10,873,172 shares
Class B Common Stock           11,998,793 shares