Form 10-Q
period 1999-07-31
GREIF BROTHERS CORP
filed 1999-09-13
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.    20549

                                FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  July 31, 1999     Commission File Number  1-566

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

Class A Common Stock           10,814,472 shares
Class B Common Stock           11,998,793 shares