Form 10-K
period 1999-10-31
GREIF BROTHERS CORP
filed 2000-01-28
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                               FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended October 31, 1999 Commission File Number 1-566

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 10, 2000 was $81,951,776.

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 2000 was as follows:

                   Class A Common Stock  -  10,586,296
                   Class B Common Stock  -  11,867,859

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 28, 2000, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 1999.

PART I

Item 1.    Business

     Greif Bros. Corporation and its subsidiaries (the "Company") principally manufacture industrial shipping containers and containerboard and corrugated products which it sells to customers in many industries, primarily in the United States, Canada and Mexico, through direct sales contact with its customers. In addition, the Company owns timber properties which are harvested and regenerated in the United States and Canada.

     The Company operates over 80 locations in the United States, Canada and Mexico and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

     Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

     Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

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

     The Company's raw materials are principally pulpwood, waste paper for recycling, paper, steel and resins. In the current year, as in prior years, some of these materials have been in short supply, but to date these shortages have not had a significant effect on the Company's operations.

     The Company's business is not materially dependent upon patents, trademarks, licenses or franchises.

     The business of the Company is not seasonal to any significant extent and has not recently been significantly affected by inflation.

     The approximate number of persons employed during the year was 5,100.

Item 1.    Business    (concluded)

Acquisitions and Dispositions

     A description of significant acquisitions and dispositions is included in Note 2 to the Consolidated Financial Statements on pages 44-49 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

Industry Segments

     Financial information concerning the Company's industry segments as required by Item 101(b) is included in Note 11 to the Consolidated Financial Statements on pages 60-63 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.


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

Location               Products Manufactured/Use         Industry Segment
Alabama:
 Creola	               Fibre drums                       Industrial shipping
                                                          containers
 Cullman               Steel drums                       Industrial shipping
                                                          containers

Arkansas:
 Batesville (32)       Fibre drums                       Industrial shipping
                                                          containers

California:
 Fontana               Steel drums                       Industrial shipping
                                                          containers
 LaPalma               Fibre drums                       Industrial shipping
                                                          containers
 Merced                Steel drums                       Industrial shipping
                                                          containers
 Morgan Hill           Fibre drums                       Industrial shipping
                                                          containers
 Stockton              Corrugated honeycomb              Containerboard &
                                                          corrugated products

Colorado:
 Denver (1)            Warehouse                         Industrial shipping
                                                          containers

Connecticut:
 Windsor Locks (2)     Fibre drums                       Industrial shipping
                                                          containers

Georgia:
 Dalton (3)            Packaging services                Industrial shipping
                                                          containers
 Lavonia               Intermediate bulk containers      Industrial shipping
                                                          containers
 Lithonia              Fibre drums and laminator         Industrial shipping
                                                          containers
 Macon                 Corrugated honeycomb              Containerboard &
                                                          corrugated products


Item 2.    Properties  (continued)

Location               Products Manufactured/Use         Industry Segment

 Marietta (4)          General office                    Industrial shipping
                                                          containers

Illinois:
 Blue Island (5)       Warehouse                         Containerboard &
                                                          corrugated products
 Centralia             Corrugated containers and sheets  Containerboard &
                                                          corrugated products
 Chicago               Steel drums                       Industrial shipping
                                                          containers
 Lockport              Plastic drums                     Industrial shipping
                                                          containers
 Lombard (6)           Research center                   Industrial shipping
                                                          containers
 Naperville (7)        Fibre drums                       Industrial shipping
                                                          containers
 Oreana                Corrugated containers             Containerboard &
                                                          corrugated products
 Posen                 Corrugated honeycomb              Containerboard &
                                                          corrugated products
 Quincy (32)           Warehouse                         Containerboard &
                                                          corrugated products

Indiana:
 Ferdinand (8)         Corrugated containers             Containerboard &
                                                          corrugated products

Kansas:
 Kansas City (9)       Fibre drums                       Industrial shipping
                                                          containers
 Winfield              Steel drums                       Industrial shipping
                                                          containers

Kenntucky:
 Erlanger (10)         Corrugated containers             Containerboard &
                                                          corrugated products
 Louisville (32)       Corrugated containers             Containerboard &
                                                          corrugated products
 Louisville (32)       Warehouse                         Containerboard &
                                                          corrugated products
 Mt. Sterling          Plastic drums                     Industrial shipping
                                                          containers
 Mt. Sterling (11)     Warehouse                         Industrial shipping
                                                          containers


Item 2.    Properties  (continued)

Location               Products Manufactured/Use         Industry Segment

 Winchester            Corrugated containers             Containerboard &
                                                          corrugated products
 Winchester(12)        Warehouse                         Containerboard &
                                                          corrugated products

Louisiana:
 St. Gabriel           Steel drums and plastic drums     Industrial shipping
                                                          containers

Massachusetts:
 Mansfield             Fibre drums                       Industrial shipping
                                                          containers
 Worcester             Plywood reels                     Industrial shipping
                                                          containers

Michigan:
 Canton                Warehouse                         Containerboard &
                                                          corrugated products
 Roseville             Corrugated containers             Containerboard &
                                                          corrugated products
 Taylor                Fibre drums                       Industrial shipping
                                                          containers

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

Mississippi:
 Durant                Plastic products                  Industrial shipping
                                                          containers
 Jackson(13)           General office                    Timber

Missouri:
 Wright City(14)       Fibre drums                       Industrial shipping
                                                          containers

Nebraska:
 Omaha                 Multiwall bags                    Industrial shipping
                                                          containers


Item 2.    Properties  (continued)
Location               Products Manufactured/Use         Industry Segment

New Jersey:
 Englishtown(15)       Fibre drums                       Industrial shipping
                                                          containers
 Rahway                Fibre drums and plastic drums     Industrial shipping
                                                          containers
 Spotswood             Fibre drums                       Industrial shipping
                                                          containers
 Teterboro             Fibre drums                       Industrial shipping
                                                          containers

New York:
 Syracuse              Fibre drums                       Industrial shipping
                                                          containers
 Tonawanda             Fibre drums                       Industrial shipping
                                                          containers

North Carolina:
 Bladenboro            Steel drums                       Industrial shipping
                                                          containers
 Charlotte(16)         Fibre drums                       Industrial shipping
                                                          containers

Ohio:

 Caldwell              Steel drums                       Industrial shipping
                                                          containers
 Cleveland             Corrugated containers             Containerboard &
                                                          corrugated products
 Columbus(17)          General office                    Industrial shipping
                                                          containers
 Columbus(18)          General office
 Delaware              Principal office
 Delaware(19)          Research center                   Industrial shipping
                                                          containers
 Fostoria              Corrugated containers             Containerboard &
                                                          corrugated products
 Massillon             Containerboard                    Containerboard &
                                                          corrugated products
 Tiffin                Corrugated containers             Containerboard &
                                                          corrugated products
 Van Wert              Fibre drum                        Industrial shipping
                                                          containers
 Zanesville            Corrugated containers and sheets  Containerboard &
                                                          corrugated products


Item 2.    Properties  (continued)

Location               Products Manufactured/Use         Industry Segment

Pennsylvania:
 Aston                 Fibre drums                       Industrial shipping
                                                          containers
 Hazelton              Corrugated honeycomb              Containerboard &
                                                          corrugated products
 Hazelton(32)          Warehouse                         Containerboard &
                                                          corrugated products
 Kelton                Sales office                      Containerboard &
                                                          corrugated products
 Reno(21)              Corrugated containers             Containerboard &
                                                          corrugated products
 Stroudsburg           Drum hardware                     Industrial shipping
                                                          containers
 Washington            Corrugated containers and sheets  Containerboard &
                                                          corrugated products
 Wayne(22)             Sales office                      Industrial shipping
                                                          containers
 West Hazelton(23)     Plastic drums                     Industrial shipping
                                                          containers

Tennessee:
 Kingsport             Fibre drums                       Industrial shipping
                                                          containers

Texas:
 Angleton              Steel drums                       Industrial shipping
                                                          containers
 Haltom City           Fibre drums                       Industrial shipping
                                                          containers
 Houston(24)           Fibre drums                       Industrial shipping
                                                          containers
 Houston(25)           Plastic drums                     Industrial shipping
                                                          containers
 Houston(26)           Sales office                      Industrial shipping
                                                          containers
 LaPorte               Steel drums                       Industrial shipping
                                                          containers
 Waco                  Corrugated honeycomb              Containerboard &
                                                          corrugated products

Virginia:
 Riverville            Containerboard                    Containerboard &
                                                          corrugated products


Item 2.    Properties  (continued)

Location               Products Manufactured/Use         Industry Segment

Washington:
 Vancouver(27)         Corrugated honeycomb              Containerboard &
                                                          corrugated products
 Vancouver(28)         Warehouse                         Containerboard &
                                                          corrugated products

West Virginia:
 Culloden(29)          Fibre drums                       Industrial shipping
                                                          containers
 Huntington(30)        Corrugated containers and sheets  Containerboard &
                                                          corrugated products
 Huntington(31)        Warehouse                         Containerboard &
                                                          corrugated products

Wisconsin:
 Sheboygan             Fibre drums                       Industrial shipping
                                                          containers

Canada

Alberta:
 Lloydminster          Steel drums, fibre drums          Industrial shipping
                        and plastic drums                 containers

Ontario:
 Belleville            Plastic products                  Industrial shipping
                                                          containers
 Milton                Fibre drums                       Industrial shipping
                                                          containers
 Niagara Falls         General office                    Industrial shipping
                                                          containers
 Oakville              Steel drums                       Industrial shipping
                                                          containers
 Stoney Creek          Drum hardware                     Industrial shipping
                                                          containers
 Stoney Creek          Steel drums                       Industrial shipping
                                                          containers
 Stoney Creek          Research center and drum hardware Industrial shipping
                                                          containers

Quebec:
 La Salle              Fibre drums                       Industrial shipping
                                                          containers
 Maple Grove           Pallets                           Industrial shipping
                                                          containers


Item 2.    Properties  (concluded)

Location               Products Manufactured/Use         Industry Segment

Mexico

Estado de Mexico:
  Naucalpan
    de Juarez          Fibre drums                       Industrial shipping
                                                          containers

Note:  All properties are held in fee except as noted below:

           Exceptions:
(1)  Lease expires December 15, 2001
(2)  Lease expires December 31, 2005
(3)  Lease expires September 30, 2002
(4)  Lease expires April 14, 2001
(5)  Lease expires April 30, 2001
(6)  Lease expires July 31, 2007
(7)  Lease expires June 30, 2003
(8)  Lease expires April 30, 2000
(9)  Lease expires March 31, 2004
(10) Lease expires October 6, 2003
(11) Lease expires June 30, 2000
(12) Lease expires January 31, 2001
(13) Lease expires August 31, 2001
(14) Lease expires August 31, 2005
(15) Lease expires February 28, 2003
(16) Lease expires September 30, 2003
(17) Lease expires November 30, 2000
(18) Lease expires August 31, 2001
(19) Lease expires June 30, 2001
(20) Lease expires July 31, 2000
(21) Lease expires December 31, 2001
(22) Lease expires July 31, 2003
(23) Lease expires April 30, 2006
(24) Lease expires September 30, 2006
(25) Lease expires September 30, 2002
(26) Lease expires June 30, 2001
(27) Lease expires January 31, 2002
(28) Lease expires February 28, 2002
(29) Lease expires January 31, 2002
(30) Lease expires October 7, 2001
(31) Lease expires March 31, 2000
(32) Lease operates month to month

     The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 319,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Ontario and Quebec in Canada.

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

     A reserve for $2,000,000 was recorded by the Company during 1995 since it was considered the most likely amount of loss. To date, approximately $500,000 has been charged against this reserve. The remaining reserve is considered adequate.

Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

     The following information relates to Executive Officers of the Company
(elected annually):
                                                             Year first became
Name                    Age    Positions and Offices          Executive Officer

Michael J. Gasser       48     Chairman of the Board          1988
                               of Directors and Chief
                               Executive Officer,
                               Chairman of the
                               Executive, Nominating
                               and Stock Repurchase
                               Committees

William B. Sparks, Jr. 58      Director, President            1995
                               and Chief Operating
                               Officer, member of the
                               Executive Committee

Charles R. Chandler    64      Director, Vice                 1996
                               Chairman, President of
                               Soterra LLC
                               (subsidiary company),
                               member of the
                               Executive Committee

John S. Lilak          52      Executive Vice                 1999
                               President,
                               Containerboard &
                               Corrugated Products

Joseph W. Reed         62      Chief Financial                1997
                               Officer and Secretary

Michael L. Roane       44      Vice President, Human          1998
                               Resources

John P. Berg           79      President Emeritus             1972

Michael J. Barilla     49      Vice President,                1999
                               Business Information
                               Services


Executive Officers of the Company  (continued)

                                                             Year first became
Name                   Age     Positions and Offices         Executive Officer

Michael M. Bixby       56      Vice President,               1980
                               Strategic Accounts,
                               Industrial Shipping
                               Containers

Ronald L. Brown        52      Vice President, Sales         1996
                               and Marketing,
                               Industrial Shipping
                               Containers

Wayne R. Carlberg      56      Vice President,               1998
                               Marketing, Industrial
                               Shipping Containers

John K. Dieker         36      Corporate Controller          1996

Elco Drost             54      President of Greif            1996
                               Containers Inc.
                               (subsidiary company)

Russell A Fazio        56      Vice President, Field         1998
                               Sales, Industrial
                               Shipping Containers

Michael A. Giles       49      Vice President,               1996
                               Manufacturing,
                               Containerboard Mill
                               Operations,
                               Containerboard &
                               Corrugated Products

C.J. Guilbeau          52      Vice President and            1986
                               Associate Director of
                               Manufacturing,
                               Industrial Shipping
                               Containers

Sharon R. Maxwell      50      Assistant Secretary          1997

Philip R. Metzger      52      Treasurer                    1995

Bruce J. Miller        44      Vice President, Sales        1998
                               and Marketing,
                               Specialty Operations,
                               Containerboard &
                               Corrugated Products


Executive Officers of the Company  (continued)

                                                            Year first became
Name                   Age     Positions and Offices        Executive Officer

Mark J. Mooney         42      Vice President,              1997
                               Packaging Services,
                               Industrial Shipping
                               Containers

William R. Mordecai    47      Vice President, Sales        1997
                               and Marketing,
                               Containerboard and
                               Paper, Containerboard
                               & Corrugated Products

William R. Shew        69      Special Assistant to         1996
                               the Vice Chairman

Kent P. Snead          54      Corporate Director of        1997
                               Strategic Projects

Karl Svendsen          58      Vice President,              1998
                               Manufacturing,
                               Industrial Shipping
                               Containers

Peter G. Watson        42      Vice President,              1999
                               Service Solutions, and
                               General Manager, Sheet
                               Plant Operations,
                               Containerboard &
                               Corrugated Products

Carl G. Wright         40      Vice President,              1999
                               Manufacturing, and
                               General Manager,
                               Corrugator Operations,
                               Containerboard &
                               Corrugated Products

     Except as indicated below, each Executive Officer has served in his or her present capacity for at least five years.

     Mr. William B. Sparks, Jr. was elected President and Chief Operating Officer during 1995. Prior to that time, and for more than five years, he served as Chief Executive Officer of Down River International, Inc., a former subsidiary of the Company.

     Mr. Charles R. Chandler was elected Vice Chairman during 1996. In addition, he was elected President of Soterra LLC during 1999. Prior to that time, and for more than five years, he served as President and Chief Operating Officer of Virginia Fibre Corporation, a former subsidiary of the Company.

     Mr. John S. Lilak was elected Executive Vice President, Containerboard & Corrugated Products, during 1999. During 1997 to 1999, Mr. Lilak served as General Sales and Marketing Manager, Kraft Paper and Board Division, for Union Camp Corporation. Prior to that time, and for more than five years, he served as Group General Manager, Container Division, of Union Camp.

     Mr. Joseph W. Reed was elected Chief Financial Officer and Secretary in 1997. Prior to that time, and for more than five years, he served as Senior Vice President, Finance and Administration - CFO of Pharmacia, Inc.

     Mr. Michael L. Roane was elected Vice President, Human Resources, in 1998. Prior to that time, and for more than five years, Mr. Roane served as Vice President, Human Resources, for Owens and Minor, Inc.

     Mr. John P. Berg was elected President Emeritus in 1996. Prior to that time, he served as President of the Company and General Manager of one of its divisions for more than five years.

     Mr. Michael J. Barilla was elected Vice President, Business Information Services, during 1999. During 1997 to 1999, Mr. Barilla served as a Senior Consultant for IBM Corporation. During 1995 to 1997, he served as Chief Financial Officer and prior to that time, and for more than five years, he served as Senior Vice President of Operations and Administration of Medex, Inc.

     Mr. Michael M. Bixby became Vice President, Strategic Accounts, Industrial Shipping Containers, during 1998. During the past five years, he has been a Vice President of the Company.

     Mr. Ronald L. Brown became Vice President, Sales and Marketing, Industrial Shipping Containers, during 1997. Prior to that time, and for more than five years, he served as President and Chief Operating Officer for Down River International (former subsidiary company).

     Mr. Wayne R. Carlberg was elected Vice President, Marketing,
Industrial Shipping Containers, during 1998. Prior to that time, and for more than five years, he held the position of Sales Manager for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

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

     Mr. Russell A. Fazio was elected Vice President, Field Sales, Industrial Shipping Containers, during 1998. Prior to that time, and for more than five years, he held the position of Manager, Strategic Account Programs, for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

     Mr. Michael A. Giles became Vice President, Manufacturing, Containerboard Mill Operations, Containerboard & Corrugated Products, in 1997. He was Executive Vice President of Virginia Fibre Corporation (now Greif Bros. Corporation of Virginia, subsidiary company) in 1996. From 1995 to 1996, he served as Vice President of Manufacturing and, prior to that time, Vice President of Finance and Treasurer at the subsidiary company for more than five years.

     Mr. C.J. Guilbeau became Vice President and Associate Director of Manufacturing, Industrial Shipping Containers, during 1997. During the past five years, he has served as Vice President of the Company.

     Ms. Sharon R. Maxwell was elected Assistant Secretary during 1997. Prior to that time, and for more than five years, she served as administrative assistant to the Chairman.

     Mr. Philip R. Metzger was elected Treasurer in 1995. Prior to that time, and for more than the past five years, he served as Assistant Treasurer and Assistant Controller.

     Mr. Bruce J. Miller was elected Vice President, Sales and Marketing, Specialty Operations, Containerboard & Corrugated Products, during 1998. In 1997 and early 1998, Mr. Miller served as Director, Vendor Management Programs, for the Industrial Shipping Containers segment. Prior to that time, and for more than five years, he served as a Vice President of Down River International, Inc. (former subsidiary company).

Executive Officers of the Company  (concluded)

     Mr. Mark J. Mooney became Vice President, Packaging Services, Industrial Shipping Containers, during 1998. Prior to that time, Mr. Mooney served as Vice President, National Sales, and prior to 1996, and for more than the past five years, he served as the Operations Director, Multiwall Bags, at one of its divisions.

     Mr. William R. Mordecai became Vice President, Sales and Marketing, Containerboard and Paper, Containerboard & Corrugated Products, during 1997. During 1996 to 1997, Mr. Mordecai served as Director, Containerboard Marketing, for Virginia Fibre Corporation (former subsidiary company). Prior to that time, and for more than five years, he served as President of Pimlico Paper Corporation.

     Mr. William R. Shew became Special Assistant to the Vice Chairman during 1997. Prior to that time, and for more than the past five years, he served as President of Greif Board Corporation (former subsidiary company).

     Mr. Kent P. Snead became Corporate Director of Strategic Projects during 1997. Prior to that time, and for more than the past five years, he served as the Engineering Manager for Virginia Fibre Corporation (former subsidiary company).

     Mr. Karl Svendsen was elected Vice President, Manufacturing,
Industrial Shipping Containers, during 1998. Prior to that time, he served as Vice President, Operating Resources, for the Industrial Container Division of Sonoco Products Company, acquired on March 30, 1998, for more than five years.

     Mr. Peter G. Watson was elected Vice President, Service Solutions, and General Manager, Sheet Plant Operations, Containerboard & Corrugated Products, during 1999. During 1996 to 1999, Mr. Watson served as Vice President and General Manager of Concept Packaging Group. Prior to that time, and for more than five years, he served as General Manager for Union Camp Corporation.

     Mr. Carl G. Wright was elected Vice President, Manufacturing, and General Manager, Corrugator Operations, Containerboard & Corrugated Products, during 1999. During 1996 to 1999, Mr. Wright served as a Regional Manager within the Containerboard & Corrugated Products segment. Prior to that time, and for more than five years, he served as a General Manager within the business segment.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
	         Holder Matters

     The Class A and Class B Common Stock are traded on the NASDAQ Stock Market under the symbols GBCOA and GBCOB, respectively.

     The financial information regarding the Company's two classes of common stock is included in Note 12 to the Consolidated Financial
Statements on pages 64-65 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

     The Company paid five dividends of varying amounts during its fiscal year computed on the basis described in Note 5 to the Consolidated Financial Statements on page 52 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which
Note is incorporated herein by reference. The annual dividends paid for the last three fiscal years are as follows:

 1999 fiscal year dividends per share - Class A $0.50; Class B $0.74 1998 fiscal year dividends per share - Class A $0.48; Class B $0.71 1997 fiscal year dividends per share - Class A $0.60; Class B $0.89


Item 6.    Selected Financial Data

     The 5-year selected financial data is as follows (Dollars in thousands, except per share amounts):

                                 Years Ended October 31,

                1999       1998         1997         1996         1995
                           (As Restated)(As Restated)(As Restated)(As Restated)
Net sales       $818,827   $814,432     $660,782     $644,744     $725,861

Net income      $ 51,373   $ 37,441     $ 22,526     $ 48,524     $ 65,268

Total assets    $910,986   $878,420     $594,217     $551,420     $500,179

Long-term
 obligations    $258,000   $235,000     $ 52,152     $ 25,203     $ 14,365

Dividends per share:

Class A Common
 Stock          $   0.50   $   0.48     $   0.60     $   0.48     $   0.40

Class B Common
 Stock          $   0.74   $   0.71     $   0.89     $   0.71     $   0.59

Basic earnings per share:

Class A Common
 Stock          $   1.78   $   1.30     $   0.78     $   1.68     $   2.13

Class B Common
 Stock          $   2.67   $   1.94     $   1.17     $   2.52     $   3.18

Diluted earnings per share:

Class A Common
 Stock          $   1.78   $   1.29     $   0.78     $   1.68     $   2.13

Class B Common
 Stock          $   2.67   $   1.94     $   1.17     $   2.52     $   3.18


     The 1999 and 1998 amounts include the results of operations and assets of the industrial containers business acquired from Sonoco Products Company on March 30, 1998. The increase in long-term obligations in 1998 is a result of this acquisition.

     The results of operations include the effects of pretax restructuring charges of $27.5 million and $5.3 million for 1998 and 1997, respectively.

Item 6.    Selected Financial Data  (concluded)

     Prior year amounts have been restated to reflect the equity method of accounting for the Company's investment in non-voting stock of Ohio Packaging Corporation (see Note 2 to the Consolidated Financial Statements, which Note is part of the financial statements contained in Item 8 of this Form 10-K).

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations

FINANCIAL DATA

     Presented below are certain comparative data illustrative of the following discussion of the Company's results of operations, financial condition and changes in financial condition (Dollars in thousands):

                                      1999            1998           1997
Net sales:

Industrial shipping containers        $492,925        $444,130       $333,005
Containerboard & corrugated products   301,770         357,001        315,979
Timber                                  24,132          13,301         11,798

   Total                              $818,827        $814,432       $660,782

Income before income taxes and equity
in earnings of affiliates:
Industrial shipping containers        $ 41,563        $ 34,273       $ 24,171
Containerboard & corrugated products    34,023          50,861          8,598
Timber                                  25,951          18,982         10,744

   Total segment                       101,537         104,116         43,513
Corporate and other                    (34,179)        (21,068)        (8,723)
Restructuring costs                         --         (27,461)        (5,285)

   Income before income taxes
   and equity in earnings of
   affiliates                           67,358          55,587         29,505
Income taxes                           (26,740)        (22,483)       (11,419)
Equity in earnings of affiliates        10,755           4,337          4,440

   Net income                         $ 51,373        $ 37,441       $ 22,526

Current ratio                            3.0:1           2.6:1          2.9:1
Cash flows from operations            $ 71,766        $ 76,862       $ 40,115
Capital expenditures                  $ 49,253        $ 38,093       $ 36,193
Acquisitions                          $ 58,826        $182,895       $ 41,724


Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

RESULTS OF OPERATIONS

     Net income increased 37.2% to $51.4 million for 1999 versus $37.4 million, as restated, the prior year. Diluted earnings per share were $1.78 and $2.67 for the Class A and Class B Common Stock, respectively, compared with $1.29 and $1.94 for the Class A and Class B Common Stock, respectively, as restated, last year. The prior year amounts have been restated to reflect the equity method of accounting for the Company's investment in non-voting stock of Ohio Packaging that was contributed to the CorrChoice joint venture on November 1, 1998 (see Note 2 to the Consolidated Financial Statements).

     The increase in net income was due primarily to a $27.5 million restructuring charge in 1998, resulting from a plan to consolidate eighteen of the Company's existing industrial shipping and corrugated container plants.

     Net sales for 1999 rose to $818.8 million from $814.4 million in the prior year. The increase was primarily due to a full year of net sales resulting from the acquisition of the industrial containers business from Sonoco in March 1998 compared with seven months from the prior year, as well as the intermediate bulk container and Great Lakes and Trend Pak acquisitions in 1999. During 1999, Timber was established as a core business of the Company and timber sales, which were higher in 1999 than in 1998, were reclassified to net sales. The sale of timber properties continues to be classified in other income. These increases were partially offset because the 1999 results do not include net sales for Michigan Packaging, a previously wholly-owned subsidiary of the Company, which became part of the CorrChoice joint venture at the beginning of 1999.

     Historically, revenues or earnings may or may not be indicative of future operations because of various economic factors. As explained below, the Company is subject to general economic conditions of its customers and the industry in which it operates.

     The Company's Industrial Shipping Containers segment, where packages manufactured by the Company are purchased by other manufacturers and suppliers, is substantially subject to general economic conditions of its customers and the industry in which it operates.

     Similarly, the Company's Containerboard & Corrugated Products segment is subject to general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competitors.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

Net Sales

     Net sales increased $4.4 million or 0.5% in 1999 as compared to 1998.

     The Industrial Shipping Containers segment had an increase in net sales of $48.8 million or 11.0% due primarily to the inclusion of a full year of net sales versus seven months of net sales related to the industrial containers business acquired from Sonoco on March 30, 1998. The increase was partially offset by a decline in general market conditions and lost sales volume due to plant closings and consolidation efforts.

     The Containerboard & Corrugated Products segment had a decrease in net sales of $55.2 million or 15.5% due primarily to the change in the method of reporting net sales related to Michigan Packaging in the current year. The stock of Michigan Packaging was contributed to the CorrChoice joint venture on November 1, 1998. CorrChoice is accounted for using the equity method of accounting (see Note 2 to the Consolidated Financial Statements). Accordingly, in 1999 the net sales related to Michigan Packaging are not included in consolidated net sales. In the prior year, Michigan Packaging had net sales of $109.2 million. This reduction was partially offset by the inclusion of $17.5 million in net sales related to the Great Lakes and Trend Pak acquisitions as well as the Company's net sales to CorrChoice.

     The Timber segment had an increase in net sales of $10.8 million or 81.4% in 1999 as compared to 1998. The increase is primarily due to fourth quarter sales resulting from a timber marketing agreement with Bennett & Peters, Inc., forestry consultants and appraisers, in May 1999 to implement a timber marketing strategy focused on active harvesting and regeneration of the Company's 278,000 acres of timber properties in the United States. Their responsibilities include implementation of plans to achieve sustainable long-term yields on the Company's timberlands. Sales of timber are recorded as net sales, while sales of timberlands are included in other income.

     Net sales increased $153.7 million or 23.3% in 1998 as compared to 1997.

     The net sales of the Industrial Shipping Containers segment increased by $111.1 million or 33.4% in 1998 as compared to 1997. This increase was primarily the result of the acquisition of the industrial containers business from Sonoco which contributed $123.5 million of net sales during 1998.

     The net sales of the Containerboard & Corrugated Products segment increased by $41.0 million or 13.0% in 1998 as compared to 1997. This increase was primarily the result of the improved sales prices of the segment's products. The higher sales prices were caused by the overall
improvement of the containerboard market.   In addition, the purchase of

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

     The net sales of the Timber segment increase by $1.5 million or 12.7% in 1998 compared to 1997.

Other Income

     Other income increased $2.1 million in 1999 as compared to 1998 due primarily to $6.2 million of additional gains on the sale of properties, plants and equipment. The increase was offset by $3.9 million less gains on the sale of timber properties in the current year.

     Other income increased $1.9 million in 1998 from 1997 due primarily to $7.3 million of additional gains on the sale of timber properties. In 1997, there were $3.7 million of gains on the sale of an injection molding facility and wood components plants.

Cost of Products Sold

     Cost of products sold, as a percentage of net sales, decreased in 1999 compared to 1998 primarily due to the inclusion of timber sales in net sales. As discussed above, timber sales increased in 1999 as compared to 1998. The timber sales of the Company have very low costs associated with them. In addition, the cost of products sold, as a percentage of net sales, decreased slightly for the Industrial Shipping Containers and Containerboard & Corrugated Products segments.

     Cost of products sold, as a percentage of sales, decreased in 1998 as compared to 1997. This decrease was caused by higher sales prices per unit in the Containerboard & Corrugated Products segment without a corresponding increase in the cost of products sold. In addition, the inclusion of the industrial containers business acquired from Sonoco contributed to this decrease.

Selling, General and Administrative Expenses

     The $22.7 million increase in selling, general and administrative expenses ("SG&A") in 1999 versus 1998 is primarily due to additional SG&A related to the industrial containers business acquired from Sonoco on March 30, 1998 as well as certain increased expenses in support of Company initiatives. In addition, contributing to higher costs were $3.0 million of additional amortization expense related to recent acquisitions, $1.1 million in commitment fees related to the Company's revolving credit facility and $2.9 million of Year 2000 remediation expenses.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     The $15.3 million increase in SG&A in 1998 versus 1997 was due primarily to additional expenses related to the industrial containers business acquired from Sonoco, prior year acquisitions and amortization of goodwill.

Restructuring Costs

     During the third quarter of 1998, the Company recognized a restructuring charge of $27.5 million resulting from a plan to consolidate eighteen of the Company's existing industrial shipping and corrugated container plants (see Note 3 to the Consolidated Financial Statements).

Interest Expense

     The $3.9 million increase in interest expense, which is included in Corporate and Other, is due to a higher average debt balance of $255.6 million during 1999 as compared to $182.1 million during 1998. The higher level of debt is the result of funds borrowed for the acquisition of the industrial containers business and the intermediate bulk containers business from Sonoco on March 30, 1998 and January 11, 1999, respectively. In addition, the purchase of Great Lakes and Trend Pak on April 5, 1999 increased the Company's outstanding debt.

     In 1998, interest expense increased $9.3 million from the prior year due to increased debt relating to the acquisition of the industrial containers business from Sonoco.

Income Before Income Taxes and Equity in Earnings of Affiliates

     Income before income taxes and equity in earnings of affiliates increased $11.8 million or 21.2% in 1999 as compared to 1998 due to an increase in net sales in the Industrial Shipping Containers and Timber segments without a corresponding increase in costs. In addition, there was a $27.5 million restructuring charge in 1998. Finally, there were $6.2 million of additional net gains on the sale of properties, plants and equipment. These increases were offset by the inclusion of Michigan Packaging's income before income taxes, which amounted to $10.2 million in 1998, in CorrChoice during 1999. The amounts were further offset by a reduction in gains on the sale of timber properties of $3.9 million and $3.9 million of additional interest expense.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     Income before income taxes and equity in earnings of affiliates increased $26.1 million or 88.4% in 1998 as compared to 1997 primarily due to more favorable gross profit margins experienced by the Containerboard & Corrugated Products segment than in 1997. In addition, the industrial containers business acquired from Sonoco contributed $12.9 million and there were $7.3 million of additional gains on the sale of timber properties. These increases were significantly offset by a $27.5 million restructuring charge in 1998 as compared to a $5.3 million restructuring charge in 1997 and $9.3 million of additional interest expense.

Income Taxes

     The Company anticipates that it will be able to fully realize its recognized deferred tax assets based upon its projected taxable income.

Equity in Earnings of Affiliates

     In 1999, the equity in earnings of affiliates represents the Company's share of CorrChoice's net income and Abzac-Greif's net income. Due to the restatement of prior years, the amount during 1998 and 1997 represents the Company's share of Ohio Packaging's net income. Ohio Packaging and Michigan Packaging were combined into the CorrChoice joint venture on November 1, 1998. Therefore, the amounts reflected in the periods presented are not comparable due to the different entities and ownership interests of the Company (see Note 2 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

     As indicated in the Consolidated Financial Statements and in the financial data set forth above, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

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

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

d. To continue to pay competitive compensation, including the ever-increasing costs of employee benefits, to Company employees who produce the results for the Company's shareholders.

e. To replace and improve plants and equipment. When plants and production machinery must be replaced, either because of condition or to obtain the cost-reducing potential of technological improvements required to remain a low-cost producer in the highly competitive environment in which the Company operates, the cost of new plants and machinery are often significantly higher than the historical cost of the items being replaced.

Investments in Business Expansion

     During 1999, the Company invested $49 million in capital additions and $59 million for its acquisitions. During the last three years, the Company has invested $407 million in capital additions and acquisitions.

     These investments are an indication of the Company's commitment to being the high-quality, low-cost producer and desirable long-term supplier to all of its customers.

     Management believes that the present financial strength of the Company will be sufficient to achieve these goals.

     On November 1, 1998, the Company entered into a joint venture agreement to form CorrChoice (see Note 2 to the Consolidated Financial Statements). The Company was not required to commit any additional capital resources to fund this joint venture. The joint venture has been, and is expected to continue to be, self-supporting.

     On January 11, 1999, the Company acquired the intermediate bulk containers business from Sonoco for approximately $38 million in cash borrowed against the Company's revolving credit facility (see Note 2 to the Consolidated Financial Statements). The intermediate bulk containers business includes one location in Lavonia, Georgia.

     On April 5, 1999, the Company acquired Great Lakes and Trend Pak for approximately $21 million in cash borrowed against the Company's revolving credit facility (see Note 2 to the Consolidated Financial Statements). Great Lakes manufactures corrugated containers in Toledo, Ohio. Trend Pak adds foam and other packaging materials to corrugated containers manufactured by Great Lakes.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     In June 1999, a wholly-owned Canadian subsidiary of the Company exchanged its spiral core manufacturing assets for a 49% interest in Abzac's fibre drum business (which is known as "Abzac-Greif") (see Note 2 to the Consolidated Financial Statements). Abzac-Greif has operations in Abzac, Lyon and Anvin, France, and markets and sells fibre drums in Belgium as well as France.

     On March 30, 1998, the Company acquired all of the outstanding shares of the industrial containers business from Sonoco for approximately $183 million in cash borrowed against the Company's revolving credit facility (see Note 2 to the Consolidated Financial Statements). The industrial containers business included twelve fibre drum plants and five plastic drum plants along with facilities for research and development, packaging services and distribution.

     During 1997, the Company purchased three corrugated container companies: Aero Box Company, Independent Container, Inc. and Centralia Container, Inc. In addition, the Company purchased two steel drum operations.

Balance Sheet Changes

     The increase of $10.8 million in accounts receivable is due to the delay in agricultural sales in the Industrial Shipping Containers segment this year from the third quarter to the fourth quarter. In addition, accounts receivable from Michigan Packaging contributed to the increase.

     The decrease of $14.1 million in inventory in 1999 reflects the contribution of Michigan Packaging to the CorrChoice joint venture during 1999 as well as the closing of plants as a result of the 1998 restructuring plan.

     The increase in net assets held for sale is due primarily to locations closed as a result of the 1998 restructuring plan.

     The amounts of goodwill increased as a result of the intermediate bulk containers acquisition on January 11, 1999 and the Great Lakes and Trend Pak acquisitions on April 5, 1999. Goodwill has been reduced primarily resulting from the termination of certain postretirement benefits that had been assumed as part of the industrial containers business acquired from Sonoco as well as ongoing amortization.

     The investment in affiliates balance represents the Company's investment in the CorrChoice joint venture and the Abzac-Greif venture. At October 31, 1998, the balance represents the amount of the Company's investment in non-voting stock of Ohio Packaging restated to reflect the equity method of accounting.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     The decrease in fixed assets is due primarily to the contribution of Michigan Packaging to the CorrChoice joint venture during the first quarter of 1999. These amounts were partially offset by additional amounts from the intermediate bulk containers business, Great Lakes and Trend Pak acquisitions during 1999.

     The reduction in the restructuring reserves is due primarily to the payments of severance and other costs of closing the plants included in the 1998 restructuring reserves.

Borrowing Arrangements

     During 1998, the Company entered into a credit agreement which provides for a revolving credit facility of up to $325 million. The Company has borrowed money under the credit facility to fund various acquisitions and repay the other long-term obligations of the Company. The credit agreement contains certain covenants including maintaining a certain leverage ratio, sufficient coverage of interest expense and a minimum net worth. In addition, the Company is limited with respect to additional debt. Finally, there are certain non-financial covenants including sales of assets, financial reporting, mergers and acquisitions, investments, change in control and Employee Retirement Income Security Act compliance. The Company believes it is in compliance with these covenants.

     The increase in long-term obligations is due to the acquisition of the intermediate bulk containers business from Sonoco on January 11, 1999 and Great Lakes and Trend Pak on April 5, 1999. The increase is partially offset by prepayments on the long-term obligations.

Other Liquidity Matters

     During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively
service the Company's customers.   The ultimate cost of this project is
dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of October 31, 1999, the Company has spent approximately $20 million towards this project.

     In addition to the new management information system, as described above, the Company has approved future purchases of approximately $50 million. These purchases are primarily to replace and improve equipment.

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

     In February 1999, the Board of Directors of the Company authorized a one million share stock repurchase program. During 1999, the Company had repurchased 396,173 shares, including 268,276 Class A common shares and 127,897 Class B common shares. The total cost of the shares repurchased was $11 million.

EFFECTS OF INFLATION

     The effects of inflation did not have a material impact on the Company's operations during 1999, 1998 or 1997.

YEAR 2000 MATTERS

     Historically, certain information technology ("IT") systems of the Company have used two digits rather than four digits to define that applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. IT systems include computer software and hardware in the mainframe, midrange and desktop environments as well as telecommunications. Additionally, the impact of the problem extends to non-IT systems, such as automated plant systems and instrumentation. The Year 2000 issues could potentially result in major failures or misclassifications.

     The Company has developed a compliance plan, which includes the formation of a steering committee and a timetable for identifying, evaluating, resolving and testing its Year 2000 issues. The steering committee includes members of the Company's senior management and internal audit department to ensure that the issues are being adequately addressed and completed in a timely manner.

     The Company maintains IT systems to handle a variety of administrative and financial applications. The Company has completed its assessment, remediation or replacement, and testing of its IT systems. For non-IT systems, the machinery and equipment has been assessed, remediated or replaced, tested and deemed Year 2000 compliant. As a necessary part of the compliance plan, contingency plans have been developed.

     The Company relies on third party suppliers for certain raw materials, utilities and other key services. Under the compliance plan, the Company has initiated efforts to reduce risks of disruption in its operations by sending surveys to all of the Company's key suppliers. The Company has received over 90% of the responses to these inquiries. Even though not all of the responses to these inquiries have been received, the Company

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

performed a risk assessment for all of the suppliers. Due to the nature of the Company's operations and numerous suppliers, the Company does not believe that any significant disruptions will occur in its operations. However, contingency plans have been developed to address issues related to the Company's third party suppliers not being Year 2000 compliant.

     Year 2000 interruptions on customers' operations could potentially result in reduced sales, increased inventory or receivable levels and reduction in cash flows. However, the Company believes that its customer base is broad enough to minimize the effect of such occurrences. Nevertheless, surveys have been sent to all of the key customers of the Company regarding their Year 2000 compliance and contingency plans have been developed to address issues related to the Company's customers being Year 2000 compliant.

     The Company has spent approximately $8 million for its Year 2000 remediation efforts. This amount has been primarily expended during 1999. Internal and external costs for system maintenance and modification have been expensed as incurred (approximately $3 million) while spending for new hardware, software or equipment have been capitalized and depreciated over the assets' useful lives (approximately $5 million). The Company's Year 2000 expenditures are being funded out of its cash flows from operations.

     The Company has completed its Year 2000 compliance plan and continues to monitor the status of its Year 2000 program. To date, there have been no major failures or misclassifications which resulted from Year 2000 issues. Also, no significant disruptions in the Company's operations have occurred as a result of its customers or suppliers not being Year 2000 compliant.

RECENT ACCOUNTING STANDARDS

     The recent accounting standards are described in Note 1 to the Consolidated Financial Statements.

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

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (continued)

     Changes in General Economic Conditions. The Company's customers generally consist of other manufacturers and suppliers who purchase the Company's industrial shipping containers and containerboard for their own containment and shipping purposes. Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, demand for the Company's industrial shipping containers and containerboard and related corrugated products has historically corresponded to changes in general economic conditions of the United States, Canada and Mexico. Accordingly, the Company's financial performance is substantially dependent upon the general economic conditions existing in the United States, Canada and Mexico.

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

     Raw Material Shortages. The Company's raw materials are principally pulpwood, waste paper for recycling, paper, steel and resins. Some of these materials have been, and in the future may be, in short supply. Shortages in raw materials could adversely affect the Company's operations.

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

Item 7.   Management's Discussion and Analysis of Financial Condition
	         and Results of Operations  (concluded)

     Risks Associated with Acquisitions. During the past several years the Company has invested, and for the foreseeable future the Company anticipates investing, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in the Company,s industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

     Timber and Timberland Sales. The Company has a significant inventory of standing timber and timberlands. The frequency and volume of sales of timber and timberland will have an effect on the Company's financial performance.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     The Company is subject to interest rate risk related to its financial instruments which include borrowings under its $325 million revolving credit facility and interest rate swap agreements with an aggregate notional amount of $150 million. The Company does not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage the Company's exposure to its variable rate borrowing.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
 	         (concluded)

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

                           Financial Instruments
                           (Dollars in millions)
                               Expected Maturity Date
                                                       There-          Fair
                  2000   2001   2002   2003     2004   after    Total  Value

Revolving credit
 facility:
Variable rate     $ --   $ --   $ --   $258(a)  $ --   $ --     $ 258  $ 258
Average interest
 rate                                  6.20%(b)

Interest rate
 swaps:
Variable to fixed
 rates            $ 20   $ 30   $ 10   $ 20     $ 10   $ 60     $ 150  $   3
Average pay rate  6.15%  5.53%  6.15%  6.15%    6.15%  6.15%    6.03%
Average receive
 rate (c)         5.87%  5.87%  5.87%  5.87%    5.87%  5.87%    5.87%

(a) Includes $258 million of borrowings under the $325 million unsecured revolving credit facility which expires in 2003. The Company has the option under the credit facility to repay borrowings prior to 2003 or to request an extension.

(b) Variable rate specified is based on the prime rate or LIBOR rate plus a calculated margin at October 31, 1999. Interest is paid and reset quarterly.

(c) The average receive rate is based upon the LIBOR rate at October 31,1999. The rates presented are not intended to project the Company's expectations for the future.

Foreign Currency Risk

     The Company's exposure to foreign currency fluctuations on its financial instruments is not material because most of these instruments are denominated in U.S. dollars. The net sales and total assets of the Company which are denominated in foreign currencies (i.e., Canadian dollars and Mexican pesos) represent less than 10% of the consolidated net sales and total assets.

Commodity Price Risk

     The Company has no financial instruments subject to commodity price risks.

Item 8.    Financial Statements and Supplementary Data

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in thousands, except per share amounts)

For the years ended October 31,       1999        1998           1997
                                                  (As Restated)  (As Restated)
Net sales                             $818,827    $814,432       $660,782
Other income, net                       17,834      15,718         13,801
                                       836,661     830,150        674,583

Cost of products sold                  640,473     644,892        562,165
Selling, general and administrative
 expenses                              112,995      90,282         74,958
Restructuring costs                         --      27,461          5,285
Interest expense                        15,835      11,928          2,670
                                       769,303     774,563        645,078
Income before income taxes and
 equity in earnings of affiliates       67,358      55,587         29,505

Income taxes                            26,740      22,483         11,419
Income before equity in earnings of
 affiliates                             40,618      33,104         18,086

Equity in earnings of affiliates        10,755       4,337          4,440

 Net income                           $ 51,373    $ 37,441       $ 22,526


Basic earnings per share:

 Class A Common Stock                 $   1.78    $   1.30       $   0.78
 Class B Common Stock                 $   2.67    $   1.94       $   1.17

Diluted earnings per share:

 Class A Common Stock                 $   1.78    $   1.29       $   0.78
 Class B Common Stock                 $   2.67    $   1.94       $   1.17

See accompanying Notes to Consolidated Financial Statements.

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                       ASSETS
                                October 31,      1999           1998
                                                                (As Restated)
CURRENT ASSETS
 Cash and cash equivalents                       $  8,935       $ 41,329
 Canadian government securities                     5,314          6,654
 Trade accounts receivable - less allowance of
   $2,456 for doubtful items ($2,918 in 1998)     124,754        113,931
 Inventories                                       50,706         64,851
 Deferred tax asset                                 6,857         13,355
 Net assets held for sale                           6,462          1,760
 Prepaid expenses and other                        14,270         16,626
   Total current assets                           217,298        258,506

LONG-TERM ASSETS
 Goodwill - less amortization                     142,977        123,677
 Investment in affiliates                         124,360         49,059
 Other long-term assets                            25,218         27,393
                                                  292,555        200,129

PROPERTIES, PLANTS AND EQUIPMENT - at cost
 Timber properties - less depletion                 9,925          9,067
 Land                                              12,280         17,170
 Buildings                                        124,594        157,501
 Machinery and equipment                          491,533        505,236
 Capital projects in progress                      40,651         17,045
                                                  678,983        706,019

 Accumulated depreciation                        (277,850)      (286,234)
                                                  401,133        419,785

                                                 $910,986       $878,420

See accompanying Notes to Consolidated Financial Statements.


               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                 October 31,    1999           1998
                                                               (As Restated)
CURRENT LIABILITIES
 Accounts payable                               $ 46,703       $ 45,361
 Accrued payrolls and employee benefits           10,154          9,859
 Restructuring reserves                            5,157         32,411
 Other current liabilities                        10,017         10,604
   Total current liabilities                      72,031         98,235

LONG-TERM LIABILITIES
 Long-term obligations                           258,000        235,000
 Deferred tax liability                           48,960         42,299
 Postretirement benefit liability                 21,154         27,257
 Other long-term liabilities                      22,859         15,527
   Total long-term liabilities                   350,973        320,083

SHAREHOLDERS' EQUITY
 Capital stock, without par value                 10,207          9,936
  Class A Common Stock:
   Authorized 32,000,000 shares;
    issued 21,140,960 shares;
    outstanding 10,653,396 shares
    (10,909,672 shares in 1998)
  Class B Common Stock:
   Authorized and issued 17,280,000 shares;
    outstanding 11,873,896 shares
    (12,001,793 shares in 1998)
 Treasury stock, at cost                        (52,940)        (41,858)
  Class A Common Stock: 10,487,564 shares
   (10,231,288 shares in 1998)
  Class B Common Stock: 5,406,104 shares
   (5,278,207 shares in 1998)

 Retained earnings                              537,126         500,068

 Accumulated other comprehensive income
  - foreign currency translation                 (6,411)         (8,044)
                                                487,982         460,102

                                               $910,986        $878,420

See accompanying Notes to Consolidated Financial Statements.


                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
For the years ended October 31,          1999       1998          1997
                                                    (As Restated) (As Restated)
Cash flows from operating activities:
 Net income                              $ 51,373   $ 37,441      $ 22,526
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation, depletion and
   amortization                            42,360     39,686        31,926
  Equity in earnings of affiliates        (10,755)    (4,337)       (4,440)
  Deferred income taxes                    15,815       (964)        4,703
  Gain on disposals of properties,
   plants and equipment, net               (7,962)    (1,747)       (7,023)
 Increase (decrease) in cash from
  changes in certain assets and
  liabilities, net of effects from
  acquisitions:
  Trade accounts receivable               (21,578)    (4,271)         (769)
  Inventories                              11,046     (2,794)        9,660
  Prepaid expenses and other                2,846     (1,367)       (2,563)
  Other long-term assets                    2,597     (5,447)      (11,719)
  Accounts payable                          3,534      1,362         1,809
  Accrued payrolls and employee benefits      307     (2,729)          130
  Restructuring reserves                  (23,882)    17,858         4,319
  Other current liabilities                (1,858)     6,288        (6,989)
  Postretirement benefit liability            591     (1,765)           --
  Other long-term liabilities               7,332       (352)       (1,455)
   Net cash provided by operating
    activities                             71,766     76,862        40,115
Cash flows from investing activities:
 Acquisitions of companies, net of cash
  acquired                                (74,233)  (186,472)      (41,121)
 Disposals of investments in government
  securities                                1,340         --        12,585
 Purchases of investments in government
  securities                                   --         --          (639)
 Purchases of properties, plants and
  equipment                               (49,253)   (38,093)      (36,193)
 Proceeds on disposals of properties,
  plants and equipment                     18,874      3,041         7,634
   Net cash used in investing activities (103,272)  (221,524)      (57,734)
Cash flows from financing activities:
 Proceeds from issuance of long-term
  obligations                              54,500    271,000        52,753
 Payments on long-term obligations        (31,500)   (88,152)      (25,804)
 Debit issuance costs                          --       (410)           --
 Acquisitions of treasury stock           (11,102)        --           (31)
 Exercise of stock options                    291        207           735
 Dividends paid                           (14,315)   (13,756)      (17,208)
   Net cash (used in) provided by
    financing activities                   (2,126)   168,889        10,445
Effects of exchange rates on cash           1,238       (617)       (1,667)
Net (decrease) increase in cash and
 cash equivalents                         (32,394)    23,610        (8,841)
Cash and cash equivalents at
 beginning of year                         41,329     17,719        26,560
Cash and cash equivalents at
 end of year                             $  8,935   $ 41,329      $ 17,719

See accompanying Notes to Consolidated Financial Statements.

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (As restated for 1997 and 1998)
           (Dollars and shares in thousands, except per share amounts)
                                                     Accumulated
                                                     Other
          Capital Stock   Treasury Stock    Retained Comprehensive Shareholders'
          Shares  Amount  Shares  Amount    Earnings Income        Equity
Balance at
November 1,
1996      22,875  $ 9,034 15,546  $(41,867) $471,065 $(3,207)      $435,025
Net income                                    22,526                 22,526
Other
 comprehensive
 income -
 foreign
 currency
 translation                                          (2,076)        (2,076)
Comprehensive
 income                                                              20,450
Dividends paid
 (Note 5):
 Class A - $0.60                              (6,526)                (6,526)
 Class B - $0.89                             (10,682)               (10,682)
Treasury shares
 acquired    (1)               1       (31)                             (31)
Stock options
 exercised   28      705     (28)       30                              735

Balance at
October 31,
1997     22,902  $ 9,739  15,519  $(41,868) $476,383 $(5,283)      $438,971
Net income                                    37,441                 37,441
Other
 comprehensive
 income -
 foreign
 currency
 translation                                          (2,761)        (2,761)
Comprehensive
 income                                                              34,680
Dividends paid
 (Note 5):
 Class A - $0.48                              (5,235)                (5,235)
 Class B - $0.71                              (8,521)                (8,521)
Stock options
 exercised    9     197       (9)      (10)                             207

Balance at
October 31,
1998     22,911 $ 9,936   15,510  $(41,858) $500,068 $(8,044)      $460,102
Net income                                    51,373                 51,373
Other
 comprehensive
 income -
 foreign
 currency
 translation                                           1,633          1,633
Comprehensive
 income                                                              53,006
Dividends paid
 (Note 5):
 Class A - $0.50                              (5,435)                (5,435)
 Class B - $0.74                              (8,880)                (8,880)
Treasury shares
 acquired  (396)             396  (11,102)                          (11,102)
Stock options
 exercised   12     271      (12)      20                               291

Balance at
October 31,
1999     22,527 $10,207   15,894 $(52,940)  $537,126 $(6,411)      $487,982

See accompanying Notes to Consolidated Financial Statements.

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

The Business

     Greif Bros. Corporation and its subsidiaries (the "Company") principally manufacture industrial shipping containers and containerboard and corrugated products which it sells to customers in many industries primarily in the United States, Canada and Mexico. The Company has over 80 operating locations in the United States, Canada and Mexico. In addition, the Company owns timber properties which are harvested and regenerated in the United States and Canada.

     Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

     Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

     The Company's raw materials are principally pulpwood, waste paper for recycling, paper, steel and resins.

     The approximate number of persons employed during the year was 5,100.

Basis of Consolidation

     The Consolidated Financial Statements include the accounts of Greif Bros. Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, expected useful lives assigned to properties, plants and equipment and goodwill, restructuring reserves, postretirement benefits, income taxes and contingencies. Actual amounts could differ from those estimated.

Revenue Recognition

     Revenue is recognized when goods are shipped.

Income Taxes

     Income taxes are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." In accordance with this statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods which the deferred tax liabilities and assets are expected to be settled or realized.

Cash and Cash Equivalents

     The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements of $1,391,000 in 1999
($23,300,000 in 1998).

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


Inventories

     Inventories are stated at the lower of cost (principally on last-in, first-out basis) or market. The inventories are comprised as follows at October 31 (Dollars in thousands):

                                          1999              1998
Finished goods                            $20,504           $ 20,557

Raw materials and work-in-process          68,072             87,694

                                           88,576            108,251

Reduction to state inventories on
 last-in, first-out basis                 (37,870)           (43,400)

                                          $50,706           $ 64,851

Properties, Plants and Equipment

     Depreciation on properties, plants and equipment is provided by the straight-line method over the estimated useful lives of the assets as follows:

                                           Years
Buildings                                  30-45
Machinery and equipment                     3-19

     Depreciation expense was $35,237,000 in 1999, $35,585,000 in 1998 and
$30,660,000 in 1997. Expenditures for repairs and maintenance are charged to expense as incurred.

     Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

     When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

Net Assets Held for Sale

     Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of October 31, 1999 and October 31, 1998, there were nine and three locations held for sale, respectively, the majority of which were the result of the 1998 restructuring plan. The net sales and loss before income tax benefit of these locations were $22,132,000 and $1,762,000, respectively, during 1999. The net sales and income before income taxes of these locations were $15,433,000 and $561,000, respectively, during 1998. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale, and it is the Company's intention to complete the sales within the upcoming year.

Internal Use Software

     In 1998, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use software is software that is acquired, internally developed or modified solely to meet the entity's needs and for which, during the software's development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality are capitalized. Adoption of SOP 98-1 did not have a significant impact on the Company's financial position or results of operations.

Goodwill

     Goodwill is amortized on a straight-line basis over fifteen or twenty-five year periods. The weighted average period of goodwill amortization is twenty-three years. Amortization expense was $6,482,000 in 1999, $3,547,000 in 1998 and $1,032,000 in 1997. Accumulated amortization was $11,081,000 at October 31, 1999 ($4,599,000 at October 31, 1998).

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

Financial Instruments

     The carrying amounts of cash and cash equivalents, Canadian government securities and long-term obligations approximate their fair values. The carrying amounts of interest rate swap agreements are $2,000 at October 31, 1999 and zero at October 31, 1998. The fair values of interest rate swap agreements are $2,738,000 at October 31, 1999 and $(7,020,000) at October 31, 1998.

     The fair values of the long-term obligations are estimated based on current rates available to the Company for debt of the same remaining maturities. The fair values of interest rate swap agreements have been determined by the counterparties.

     The Company uses interest rate swaps for the purpose of hedging its exposure to fluctuations in interest rates. The swaps meet the requirements of designation and correlation for use of the accrual method of accounting. Differentials in the swapped amounts are recorded as adjustments of the underlying periodic cash flows that are being hedged.

Foreign Currency Translation

     In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates.

     The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company's foreign operations, are presented in the Consolidated Statements of Changes in Shareholders' Equity in "Accumulated Other Comprehensive Income." The transaction gains and losses included in income are immaterial.

Earnings Per Share

     The Company has two classes of common stock and, as such, applies the "two-class method" of computing earnings per share as prescribed in SFAS No. 128, "Earnings Per Share." In accordance with the statement, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.


     The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                    For the years ended October 31,

                                 1999             1998             1997

Class A Common Stock:
Basic earnings per share         10,882,081       10,905,692       10,878,233
Assumed conversion of stock
 options                             19,229           69,014           16,670
Diluted earnings per share       10,901,310       10,974,706       10,894,903

Class B Common Stock:
Basic and diluted earnings per
 share                           11,989,605       12,001,793       12,001,793

     There are 496,789 options that are antidilutive for 1999 (12,000 for 1998 and 298,600 for 1997).

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Recent Accounting Standards

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999, which are effective for all quarters of 2001 for the Company. The statements require that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not determined what impact these statements will have on the

Consolidated Financial Statements.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

CorrChoice Joint Venture

     On November 1, 1998, the Company entered into a Joint Venture Agreement with RDJ Holdings Inc. ("RDJ") and a minority shareholder of a subsidiary of Ohio Packaging Corporation (the "Minority Shareholder") to form CorrChoice, Inc. ("CorrChoice"). Pursuant to the terms of the Joint Venture Agreement, the Company contributed all of its stock of Michigan Packaging Company ("Michigan Packaging") and Ohio Packaging Corporation ("Ohio Packaging") in exchange for a 63.24% ownership interest in CorrChoice. RDJ and the Minority Shareholder contributed all of their stock of Ohio Packaging and its subsidiaries in exchange for a 36.76% ownership interest in CorrChoice. The contribution of the Michigan Packaging stock and the Ohio Packaging stock was recorded by the Company at book value with no gain or loss recognized in accordance with Emerging Issues Task Force ("EITF') No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value."

     In connection with the closing of the CorrChoice joint venture, the Company and RDJ entered into a voting agreement which enables the Company and RDJ to be equally represented on CorrChoice's Board of Directors. As such, the Company does not control CorrChoice. Therefore, in accordance with generally accepted accounting principles, the Company has recorded its investment in CorrChoice using the equity method of accounting.

     Prior to the formation of the CorrChoice joint venture, the Company accounted for its investment in Ohio Packaging's non-voting stock under the cost method of accounting because the Company did not have significant influence over the operations of Ohio Packaging. Because the Company's investment in the common stock of Ohio Packaging that previously was accounted for by the cost method now qualifies for use of the equity method (through the Company's ownership interest in CorrChoice), the Company's investment in Ohio Packaging, results of operations and retained earnings were retroactively restated in accordance with Accounting Principles Board Opinion ("APBO") No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for the Company's ownership interest in Ohio Packaging under the equity method. The previously reported amounts, Ohio Packaging adjustments and the restated amounts follow (Dollars in thousands, except per share amounts):


Item 8.    Financial Statements and Supplementary Data  (continued)

                                The Company
                                (As Previously  Ohio Packaging   The Company
                                Reported)       Adjustments      (As Restated)
As of and for the year
 ended October 31, 1998:
Investment in affiliates        $     --        $ 49,059         $ 49,059
Other long-term assets          $ 27,395        $     (2)        $ 27,393
Deferred tax liability          $ 36,412        $  5,887         $ 42,299
Retained earnings               $456,898        $ 43,170         $500,068
Net income                      $ 33,104        $  4,337         $ 37,441
Basic earnings per share:
 Class A Common Stock           $   1.15        $   0.15         $   1.30
 Class B Common Stock           $   1.71        $   0.23         $   1.94
Diluted earnings per share:
 Class A Common Stock           $   1.15        $   0.14         $   1.29
 Class B Common Stock           $   1.71        $   0.23         $   1.94

As of and for the year
 ended October 31, 1997:
Investment in affiliates        $     --        $ 44,130         $ 44,130
Other long-term assets          $ 22,022        $     (2)        $ 22,020
Deferred tax liability          $ 29,740        $  5,295         $ 35,035
Retained earnings               $437,550        $ 38,833         $476,383
Net income                      $ 18,086        $  4,440         $ 22,526
Basic earnings per share:
 Class A Common Stock           $   0.63        $   0.15         $   0.78
 Class B Common Stock           $   0.94        $   0.23         $   1.17
Diluted earnings per share:
 Class A Common Stock           $   0.63        $   0.15         $   0.78
 Class B Common Stock           $   0.94        $   0.23         $   1.17

     The difference between the cost basis of the Company's investment in the underlying equity of CorrChoice of $5,600,000 is being amortized over a fifteen-year period.

     At October 31, 1999, the financial position of CorrChoice included current and non-current assets of $112 million and $95 million, respectively, and current and non-current liabilities of $14 million and $8 million, respectively. For the year ended October 31, 1999, the results of operations for CorrChoice included net sales of $262 million, gross profit of $47 million, operating income of $29 million and net income of $19 million.

Intermediate Bulk Containers ("IBC") Acquisition

     On January 11, 1999, the Company purchased the assets of the IBC business from Sonoco Products Company ("Sonoco") for $38,013,000 in cash. In addition, the Company paid $234,000 in legal and professional fees related to the acquisition. Prior to the acquisition date, and subsequent to March 30, 1998, the Company marketed and sold IBCs under a distributorship agreement with Sonoco.

     The acquisition of the IBC business has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $15,677,000 and $1,234,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $23,804,000 has been recorded as goodwill. The goodwill is being amortized on a straight-line basis over twenty-five years based on careful consideration regarding the age of the acquired business, its customers and the risk of obsolescence of its products.

Great Lakes and Trend Pak Acquisitions

     On April 5, 1999, the Company purchased the common stock of Great Lakes Corrugated Corp. ("Great Lakes") and Trend Pak, Inc. ("Trend Pak") from their shareholders for $20,813,000 in cash. In addition, the Company paid $107,000 in legal and professional fees related to the acquisitions.

     The acquisitions of Great Lakes and Trend Pak have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $14,770,000 and $5,895,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $12,045,000 has been recorded as goodwill. The goodwill is being amortized on a straight-line basis over fifteen years based on careful consideration regarding the age of the acquired businesses, their customers and the risk of obsolescence of their products.

Abzac-Greif Investment

     During June 1999, Greif Containers Inc., a wholly owned Canadian subsidiary of the Company, exchanged its spiral core manufacturing assets with Abzac S.A., a privately held company in France, for a 49% equity interest in Abzac's fibre drum business (which will be known as "Abzac-Greif"). The effective date of the transaction was January 1, 1999. The investment in Abzac-Greif of $2.0 million has been recorded using the equity method of accounting.

Industrial Containers Business of Sonoco Acquisition

     On March 30, 1998, pursuant to the terms of a Stock Purchase Agreement between the Company and Sonoco, the Company acquired the industrial containers business of Sonoco by purchasing all of the outstanding shares of KMI Continental Fibre Drum, Inc., a Delaware corporation ("KMI"), Sonoco Plastic Drum, Inc., an Illinois corporation ("SPD"), GBC Holding Co., a Delaware corporation ("GBC Holding"), and Fibro Tambor, S.A. de C.V., a Mexican corporation ("Fibro Tambor") and the membership interest of Sonoco in Total Packaging Systems of Georgia, LLC, a Delaware limited liability company ("TPS"). KMI, SPD, GBC Holding, Fibro Tambor, TPS and their respective subsidiaries are in the business of manufacturing and selling plastic and fibre drums principally in the United States and Mexico and refurbishing and reconditioning plastic drums principally in the United States and Mexico.

     As consideration for the shares of KMI, SPD, GBC Holding and Fibro Tambor and the membership interest of Sonoco in TPS, the Company paid $182,895,000 in cash. In addition, the Company paid $1,218,000 in legal and professional fees related to the acquisition. The acquisition was funded through new long-term obligations (see Note 4).

     The acquisition of the industrial containers business from Sonoco has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $127,004,000 and $42,233,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $99,342,000 has been recorded as goodwill. During 1999, the Company's purchase price allocation was finalized resulting in a $10,065,000 reduction in goodwill and acquisition liabilities. The reasons for this decrease are the termination of certain postretirement benefits of $6,694,000 and an adjustment to the restructuring liability of $3,371,000. The goodwill is being amortized on a straight-line basis over twenty-five years based on careful consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products.

Other Acquisitions

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

     These other acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair values of the net assets acquired has been recorded as goodwill. The Consolidated Financial Statements include the operating results of each business from the date of acquisition. Pro forma results of operations for these other acquisitions have not been presented because the results of these acquisitions were not significant to the Company.

Dispositions

     In February 1997, the Company sold its injection molding plant in Ohio. In addition, the Company sold its wood component facilities, which manufactured door panels, wood moldings and window and door parts, with locations in Kentucky, California, Washington and Oregon in August 1997. The transactions resulted in a gain of $3.7 million which is included in other income.

Pro Forma Information

     The following pro forma (unaudited) information assumes the CorrChoice joint venture, the acquisition of the IBC business, the acquisitions of Great Lakes and Trend Pak, the investment in Abzac-Greif and the acquisition of the industrial containers business from Sonoco had occurred on November 1, 1997 (Dollars in thousands, except per share amounts):

                                                For the years ended
                                                    October 31,

                                                1999           1998
Net sales                                       $827,412       $846,936
Net income                                      $ 50,239       $ 37,558

Basic and diluted earnings per share:
Class A Common Stock                            $   1.74       $   1.30
Class B Common Stock                            $   2.61       $   1.95

     The above amounts reflect adjustments for the contribution of Michigan Packaging to the CorrChoice joint venture and recognition of the Company's equity interest in CorrChoice. In addition, the amounts reflect the contribution of the spiral core assets and the recognition of the equity interest in Abzac-Greif by the Company's Canadian operation. Further, the amounts reflect adjustments for interest expense related to the debt issued for the purchases, amortization of goodwill and depreciation expense on the revalued properties, plants and equipment resulting from the acquisitions.

     The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transactions occurred on November 1, 1997, nor are they necessarily indicative of future results.

NOTE 3 - RESTRUCTURING CHARGES

     During the third quarter of 1998, the Company approved a plan to consolidate some of its locations in order to improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Eighteen existing fibre drum, steel drum and corrugated container plants were identified to be closed. The plants are located in Alabama, Georgia, Illinois, Kansas, Maryland, Massachusetts, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. As a result, the Company recognized a pretax restructuring charge of approximately $27.5 million, consisting of $20.9 million in employee separation costs (approximately 500 employees) and $6.6 million in other costs. The $6.6 million in other costs included $2.5 million for the impairment of long-lived assets due to the significant reduction in the remaining useful lives of the assets resulting from the decision to exit or close the facilities and other exit costs expected to be incurred after operations had ceased to maintain the facilities ($1.9 million) and remove the equipment ($2.2 million). The plant closures were announced and have been completed except for four plants expected to be announced and closed during 2000. The Company has sold or is planning to sell its seventeen owned facilities. A lease has been terminated on the remaining plant. Subsequent to the recognition of the restructuring charge, the Company did incur or, for plants not yet closed, expects to incur additional costs to relocate machinery and equipment and employees upon the closure of these plants.

     The amounts charged against this restructuring reserve during 1999 are as follows (Dollars in thousands):

                                    Balance at                   Balance at
                                    10/31/98       Activity      10/31/99
Cash charges:
 Employee separation costs          $17,735        $(15,627)     $2,108
Cash and non-cash charges:
 Impairment of long-lived assets
  and other exit costs                7,012          (5,571)      1,441

                                    $24,747        $(21,198)     $3,549

     The restructuring reserve activity in the preceding table includes the following non-cash charges: $1.0 million of accrued employee separation costs related to employees that have been terminated as of October 31, 1999 have been reclassified to accrued compensation costs; and a $1.4 million charge for the impairment of long-lived assets has been reclassified as a valuation account recorded net against the related fixed asset accounts.

     During the year ended October 31, 1999, 299 employees were terminated in accordance with this restructuring plan. As of October 31, 1999, there were a total of 403 employees that had been terminated and provided severance benefits under this restructuring plan.

     In addition, in connection with the acquisition of the industrial containers business from Sonoco and the consolidation plan, five locations purchased as part of the acquisition were identified to be closed. The locations are located in California, Georgia, Missouri and New Jersey. The plan to close or consolidate these locations was being formulated at the date of acquisition. Accordingly, the Company recognized a $9.5 million restructuring liability in its purchase price allocation related to these locations during the second quarter of 1998. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $6.1 million in employee separation costs (approximately 150 employees), $1.2 million in lease termination costs and $2.2 million in other exit costs. The $2.2 million in other exit costs included amounts expected to be incurred after operations had ceased to maintain the facilities ($1.0 million), remove the equipment ($0.5 million) and other closing costs ($0.7 million). The Company has sold or is planning to sell three of these locations. The leases have been or will be terminated on the remaining two locations.

     The amounts charged against this restructuring reserve during 1999 are as follows (Dollars in thousands):

                                    Balance at                   Balance at
                                    10/31/98       Activity      10/31/99
Cash charges:
 Employee separation costs          $5,722         $(4,114)      $1,608
 Lease termination costs             1,183          (1,183)          --
Cash and non-cash charges:
 Other exit costs                      759            (759)          --

                                    $7,664         $(6,056)      $1,608

     The restructuring reserve activity in the preceding table includes the following non-cash charges: $0.3 million of accrued employee separation costs related to employees that have been terminated as of October 31, 1999 have been reclassified to accrued compensation costs; and an adjustment of $3.4 million was recorded as a reduction to goodwill in accordance with EITF No. 95-3 because the ultimate cost is less than the amount initially recorded in the purchase price allocation.

     During the year ended October 31, 1999, 89 employees were terminated in accordance with this restructuring plan. As of October 31, 1999, there were a total of 96 employees that had been terminated and provided severance benefits under this restructuring plan.

     During the fourth quarter of 1997, the Company adopted a plan to consolidate its operations. This plan included a realignment of some of the administrative functions that were being performed at the subsidiary and division offices which resulted in staff reductions. In addition, costs associated with the reduction of certain support functions were incurred. As a result, a restructuring charge of $5.3 million, consisting of $3.8 million of severance benefits and $1.5 million for the impairment of long-lived assets, was recorded in the results of operations. During 1998, the Company paid $4.1 million in severance benefits to 62 employees. The additional $0.3 million was charged to the results of operations. As of October 31, 1998, all expenditures related to the charge had been made and the liability eliminated.

NOTE 4 - LONG-TERM OBLIGATIONS

     On March 30, 1998, the Company entered into a credit agreement with various financial institutions, as banks, and KeyBank National Association, as agent, which provides a revolving credit facility of up to $325 million. The Company is required to pay a facility fee each quarter equal to .025% to .050% of the total commitment amount based upon the Company's leverage ratio. As of October 31, 1999, the Company has borrowed $258 million primarily to fund the Company's recent acquisitions and to consolidate all of the Company's other long-term borrowings. The interest rate is either based on the prime rate or LIBOR rate plus a calculated margin amount (.33% at October 31, 1999). Interest resets on a quarterly basis. At October 31, 1999, the interest rate is 6.20%. The revolving credit loans are due on March 31, 2003, however, management intends to extend a portion of the debt beyond that date.

     At October 31, 1999, the Company has outstanding $6.2 million in letters of credit under the credit agreement. The quarterly fee related to these letters of credit is .03% of the outstanding amount plus a calculated margin (.33% at October 31, 1999).

     The revolving credit facility contains certain covenants. Under the most restrictive of these covenants, the Company is required to maintain a certain leverage ratio, sufficient coverage of interest expense and a minimum net worth. In addition, the Company is limited with respect to additional debt. At October 31, 1999, the Company was in compliance with these covenants.

     During 1998, the Company entered into an interest rate swap agreement with an original notional amount of $140 million which periodically reduces through the expiration date of March 30, 2008 ($130 million at October 31, 1999). The Company entered into another swap agreement during 1998 with a notional amount of $20 million expiring on October 31, 2001. The interest rate swaps were entered into to manage the Company's exposure to its variable rate debt. Under the agreements, the Company receives interest quarterly from the counterparty equal to the LIBOR rate and pays interest quarterly to the counterparty at a fixed rate of 6.15% and 5.22% for the $130 million and $20 million swap agreements, respectively. The differentials to be currently paid or received under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable. The adjustment to interest expense resulting from the differentials was an increase of $1,414,000 during 1999 and $348,000 during 1998.

     Annual maturities of long-term obligations are $258 million in 2003.

     During 1999, the Company paid $15,472,000 of interest ($11,500,000 in 1998 and $3,726,000 in 1997) related to its long-term obligations. Interest of $377,000 in 1999, $344,000 in 1998 and $1,163,000 in 1997 was
capitalized.

     The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $6,618,000 in 2000, $6,105,000 in 2001, $4,067,000 in 2002, $3,024,000 in 2003, $2,160,000 in 2004 and
$2,722,000 thereafter.  Rent expense was $12,456,000 in 1999, $8,615,000 in
1998 and $5,684,000 in 1997.

NOTE 5 - CAPITAL STOCK

     Class A Common Stock is entitled to cumulative dividends of one cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to a half cent a share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock shall have no voting power nor shall it be entitled to notice of meetings of the shareholders, all rights to vote and all voting power being vested exclusively in the Class B Common Stock unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. There is no cumulative voting.

NOTE 6 - STOCK OPTIONS

    The Company has an Incentive Stock Option Plan ("Option Plan") which provides the discretionary granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of the Company's Class A Common Stock options which may be granted shall not exceed 1,000,000 shares. Under the terms of the Option Plan, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable two years after date of grant. Options expire ten years after date of grant.

     A Directors' Stock Option Plan ("Directors' Plan") which was adopted in 1996, provides the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock options which may be granted may not exceed 100,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable immediately. Options expire ten years after date of grant.

     In 1999, 225,452 incentive stock options were granted with option prices of $24.25 per share. Under the Directors' Plan, 10,000 options were granted to outside directors with option prices of $26.81 per share.

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

     The Company applies APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

                                            For the years ended
                                                October 31,

                                        1999        1998        1997
Net income                              $49,787     $36,055     $21,672

Basic and diluted earnings per share:
 Class A Common Stock                   $  1.73     $  1.25     $  0.75
 Class B Common Stock                   $  2.58     $  1.87     $  1.12

     The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

                                        1999           1998         1997
Dividend yield                           1.90%          1.36%        1.31%
Volatility rate                         25.10%         22.00%       20.60%
Risk-free interest rate                  6.15%          5.36%        6.29%
Expected option life                    6 years        6 years      6 years

     The fair value of shares granted in 1999, 1998 and 1997 were $7.33, $9.08 and $9.03, respectively, as of grant date. Stock option activity was as follows (Shares in thousands):

                          1999               1998 	            1997
                               Weighted           Weighted          Weighted
                               Average            Average           Average
                               Exercise           Exercise          Exercise
                     Shares    Price     Shares   Price      Shares Price
Beginning balance    659       $29.56    456      $28.26     374    $27.25
Granted              236       $24.36    218      $32.01     148    $30.04
Forfeited             22       $29.29      6      $29.63      38    $27.11
Exercised             12       $24.26      9      $22.94      28    $25.79
Ending balance       861       $28.23    659      $29.56     456    $28.26

     As of October 31, 1999, the outstanding stock options had exercise prices ranging from $22.94 to $36.53 and a remaining weighted average contractual life of 8.11 years.

     There are 432,000 options which were exercisable at October 31, 1999 (317,000 options at October 31, 1998 and 181,000 options at October 31,
1997).


NOTE 7 - INCOME TAXES

     Income tax expense is comprised as follows (Dollars in thousands):
                                                    State
                          U.S.                      and
                          Federal      Foreign      Local      Total
1999:
 Current                  $ 7,959      $2,306       $  660     $10,925
 Deferred                  13,702         360        1,753      15,815

                          $21,661      $2,666       $2,413     $26,740

1998:
 Current                  $15,755      $2,768       $3,039     $21,562
 Deferred                   1,763          --         (842)        921

                          $17,518      $2,768       $2,197     $22,483

1997:
 Current                  $ 3,617      $2,097       $1,607     $ 7,321
 Deferred                   4,087         (96)         107       4,098

                          $ 7,704      $2,001       $1,714     $11,419

     Foreign income before income taxes amounted to $5,201,000 in 1999 ($6,212,000 in 1998 and $5,241,000 in 1997).

     The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company's effective tax rate:

                                       1999          1998          1997
U.S. Federal statutory tax rate        35.0%         35.0%         35.0%
State and local taxes, net of
 Federal tax benefit                    3.6%          2.6%          3.8%
Other                                   1.1%          2.9%         (0.1%)

Effective income tax rate              39.7%         40.5%         38.7%


     Significant components of the Company's deferred tax assets and liabilities are as follows at October 31 (Dollars in thousands):

                                                   1999            1998
Restructuring reserves                             $ 2,047         $ 8,964
Workers compensation reserve                         1,713           1,663
Vacation accrual                                     1,251           1,335
Other                                                1,846           1,393
  Current deferred tax asset                       $ 6,857         $13,355

Deferred compensation                              $ 1,713         $ 1,614
Accrued environmental reserve                          699             644
Other                                                1,599             238
  Long-term deferred tax asset                     $ 4,011         $ 2,496

Properties, plants and equipment                   $39,381         $31,788
Equity investments                                   6,813           5,887
Timber condemnation                                  5,115           3,868
Other                                                1,662           3,252
  Long-term deferred tax liability                 $52,971         $44,795

     At October 31, 1999 and 1998, the Company has provided deferred income taxes on all of its undistributed Canadian earnings.

     During 1999, the Company paid $14,737,000 in income taxes ($22,697,000 in 1998 and $13,334,000 in 1997).

NOTE 8 - RETIREMENT PLANS

     The Company has non-contributory defined benefit pension plans that cover most of its employees. These plans include plans self-administered by the Company along with union administered multi-employer plans. The self-administered hourly and union plans' benefits are based primarily upon years of service. The self-administered salaried plans' benefits are based primarily on years of service and earnings. The Company contributes an amount that is not less than the minimum funding nor more than the maximum tax-deductible amount to these plans. The plans' assets consist of unallocated insurance contracts, equity securities, government obligations and the allowable number of shares of the Company's common stock as follows:

                                            1999            1998
Class A Common Stock                        123,752         127,752
Class B Common Stock                         80,355          80,355


Item 8.    Financial Statements and Supplementary Data  (continued)


     The components of net periodic pension cost include the following
(Dollars in thousands):

                                       1999          1998          1997
Service cost                           $4,760        $2,956        $2,714
Interest cost                           5,279         4,584         4,548
Expected return on plan assets         (6,238)       (5,716)       (7,569)
Amortization of prior service cost        662           508         3,294
Amortization of initial net asset        (562)         (562)         (615)
Recognized net actuarial loss (gain)       66          (231)         (122)
Cost of special termination benefits       --           852            --
                                        3,967         2,391         2,250

Multi-employer and non-U.S. pension
 expense                                  572           386           370

Total pension expense                  $4,539        $2,777        $2,620

The weighted average assumptions used in the actuarial valuations are as follows:

                                       1999          1998          1997
Discount rate                          7.50%         7.00%         8.00%
Expected return on plan assets         8.25%         8.25%         8.25%
Rate of compensation increase          4.25%         4.75%         4.75%


     The following table sets forth the plans' change in benefit obligation, change in plan assets and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):

                                                     1999          1998

Change in benefit obligation:
Benefit obligation at beginning of year              $76,223       $58,525
Service cost                                           4,760         2,956
Interest cost                                          5,279         4,584
Amendments                                               450         1,832
Actuarial (gain) loss                                 (7,822)       11,246
Benefits paid                                         (3,793)       (3,772)
Cost of special termination benefits                      --           852

Benefit obligation at end of year                    $75,097       $76,223

Change in plan assets:
Fair value of plan assets at beginning of year       $74,986       $70,555
Actual return on plan assets                          11,536         3,234
Employer contribution                                  1,922         4,969
Benefits paid                                         (3,793)       (3,772)

Fair value of plan assets at end of year             $84,651       $74,986

Funded status                                        $ 9,584       $(1,231)
Unrecognized net actuarial (gain) loss                (8,942)        4,268
Unrecognized prior service cost                        9,439         9,929
Unrecognized initial net asset                        (6,619)       (7,459)

Net amount recognized                                $ 3,462       $ 5,507

Amounts recognized in the statement of financial
position consist of:
Prepaid benefit cost                                 $ 3,655       $ 5,507
Accrued benefit liability                               (193)           --
Intangible asset                                         153         3,422
Minimum liability                                       (153)       (3,422)

Net amount recognized                                $ 3,462       $ 5,507

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $18,029,000, $18,029,000 and $17,682,000, respectively, as of October 31, 1999 and $18,134,000,
$18,134,000 and $15,489,000, respectively, as of October 31, 1998.

     In addition to the defined benefit pension plans, the Company has several voluntary 401(k) savings plans which cover eligible employees. For certain plans, the Company matches a percentage of each employee's contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $546,000 in 1999, $566,000 in 1998 and $350,000 in 1997.

NOTE 9 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

     In conjunction with the acquisition of the industrial containers business from Sonoco, the Company assumed an obligation to reimburse Sonoco for its actual costs incurred in providing postretirement health care benefits to certain employees. Contributions by the Company are limited to an aggregate annual payment of $1,350,000 ($1,012,500 in 1998) for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from operations.

     The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

                                         1999              1998
Service cost                             $   --            $  380
Interest cost                             1,840             1,133
Cost of special termination
 benefits                                    --               306
                                         $1,840            $1,819

 The following table sets forth the change in benefit obligation
(Dollars in thousands):

                                            1999              1998
Benefit obligation at beginning of year     $27,257           $27,320
Service cost                                     --               380
Interest cost                                 1,840             1,133
Actuarial loss                                  468               691
Plan curtailment gain                        (8,411)           (2,573)
Cost of special termination benefits             --               306
                                            $21,154           $27,257

     The plan curtailment gain relates to the resolution of certain benefit matters which resulted in the termination of certain benefit obligations. The 1999 curtailment gain includes a reduction in accrued benefit obligations of $6,694,000 existing as of the acquisition date. As a result, upon final resolution of the benefit matters in 1999, the Company adjusted its purchase price allocation and reduced goodwill by $6,694,000.


     The measurement assumes a discount rate of 7.50%. The health care cost trend rates on gross eligible charges are as follows:

                                          Medical            Dental
Current trend rate                        8.25%              6.25%
Ultimate trend rate                       4.75%              4.75%

     A one percentage point increase/decrease in the assumed health care cost trend rates would increase/decrease the postretirement benefit obligation as of October 31, 1999 by approximately $280,000 and the total of the service and interest cost components of postretirement benefits for the year then ended by approximately $21,000.

NOTE 10 - CONTINGENT LIABILITIES

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist.
Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based upon the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse affect on the results of operations or financial position of the Company.

NOTE 11 - BUSINESS SEGEMENT INFORMATION

     During 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which changes the way companies report information about their operating segments. The information for 1997 and 1998 has been restated from the prior years' presentation in order to conform to the 1999 presentation.

     The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

     Operations in the Industrial Shipping Containers segment involve the production and sale of shipping containers and multiwall bags. These products are manufactured and principally sold throughout the United States, Canada and Mexico.

     Operations in the Containerboard & Corrugated Products segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated sheets and corrugated containers. The products are manufactured and sold in the United States and Canada.

     Operations in the Timber segment involve the management and sale of timber on approximately 278,000 acres of timberlands in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia.

     The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on income before income taxes and equity in earnings of affiliates. The accounting policies of the reportable segments are the same as those described in the "Description of Business and Summary of Significant Accounting Policies" note except that the Company accounts for inventory on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level.

     Corporate and other includes the costs associated with the Company's corporate headquarters, the Company's long-term obligations (see Note 4) and other non-segment items.

     During 1998 and 1997, restructuring costs related to the Industrial Shipping Containers segment were $25,950,000 and $3,393,000, respectively. During 1998 and 1997, restructuring costs related to the Containerboard & Corrugated Products segment were $1,511,000 and $1,892,000, respectively.


     The following segment information is presented for the three years ended October 31, 1999, except as to asset information which is as of October 31, 1999, 1998 and 1997 (Dollars in thousands):

                                         1999           1998          1997
Net sales:
  Industrial shipping containers         $492,925       $444,130      $333,005
  Containerboard & corrugated products    301,770        357,001       315,979
  Timber                                   24,132         13,301        11,798

    Total                                $818,827       $814,432      $660,782

Income before income taxes and equity
 in earnings of affiliates:
  Industrial shipping containers         $ 41,563        $34,273      $ 24,171
  Containerboard & corrugated products     34,023         50,861         8,598
  Timber                                   25,951         18,982        10,744
    Total segment                         101,537        104,116        43,513

  Corporate and other                     (34,179)       (21,068)       (8,723)
  Restructuring costs                          --        (27,461)       (5,285)

    Total                                $ 67,358       $ 55,587      $ 29,505

Total assets:
  Industrial shipping containers         $438,255       $444,638      $193,304
  Containerboard & corrugated products    331,050        344,074       355,346
  Timber                                   16,712         15,633        10,834
    Total segment                         786,017        804,345       559,484

  Corporate and other                     124,969         74,075        34,733

    Total                                $910,986       $878,420      $594,217

Depreciation, depletion and amortization
 expense:
  Industrial shipping containers         $ 22,186       $ 16,092      $ 11,971
  Containerboard & corrugated products     17,809         19,305        18,371
  Timber                                      277            188            87
    Total segment                          40,272         35,585        30,429

  Corporate and other                       2,088          4,101         1,497

    Total                                $ 42,360       $ 39,686      $ 31,926

Additions to long-lived assets:
  Industrial shipping containers         $ 12,248       $ 22,046      $  3,843
  Containerboard & corrugated products     27,608          8,708        22,923
  Timber                                    1,285          3,769         2,195
    Total segment                          41,141         34,523        28,961

  Corporate and other                       8,112          3,570         7,232

    Total                                $ 49,253       $ 38,093      $ 36,193


     The following table presents net sales to external customers by country:

                                      1999          1998          1997
United States                         $783,120      $778,012      $630,487
Canada                                  32,603        33,426        30,295
Mexico                                   3,104         2,994            --

                                      $818,827      $814,432      $660,782

 The following table presents total assets by country:

                                      1999          1998          1997

United States                         $875,914      $842,701      $550,968
Canada                                  30,374        31,673        43,249
Mexico                                   4,698         4,046            --

                                      $910,986      $878,420      $594,217


NOTE 12 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly results of operations for 1999 and 1998 are shown below
(Dollars in thousands, except per share amounts):

                                          Quarter ended,
                             Jan. 31,    Apr. 30,    July 31,    Oct. 31,
                               1999        1999        1999       1999
Net sales                    $180,004    $199,358    $205,032    $234,433
Gross profit                 $ 31,415    $ 39,867    $ 41,206    $ 65,866
Net income                   $  3,681    $ 10,861    $ 10,906    $ 25,925

Earnings per share:
 Basic:
 Class A Common Stock        $  0.13     $  0.38     $  0.38     $  0.90
 Class B Common Stock        $  0.19     $  0.56     $  0.57     $  1.35
 Diluted:
 Class A Common Stock        $  0.13     $  0.38     $  0.38     $  0.90
 Class B Common Stock        $  0.19     $  0.56     $  0.57     $  1.35

Earnings per share were
calculated using the
following number of shares:
 Basic:
 Class A Common Stock        10,909,672  10,894,548  10,852,101  10,872,002
 Class B Common Stock        12,001,793  12,000,535  11,998,793  11,957,299
 Diluted:
 Class A Common Stock        10,967,108  10,898,216  10,854,636  10,886,245
 Class B Common Stock        12,001,793  12,000,535  11,998,793  11,957,299

Market price (Class A Common Stock):
 High                        $  33.13    $  29.50    $  29.00    $  29.50
 Low                         $  27.38    $  20.63    $  24.50    $  23.75
 Close                       $  28.19    $  25.38    $  24.75    $  28.50
Market price (Class B Common Stock):
 High                        $  36.00    $  33.00    $  31.25    $  33.25
 Low                         $  31.50    $  29.63    $  28.88    $  26.50
 Close                       $  32.44    $  30.25    $  29.88    $  30.00


                                          Quarter ended,
                             Jan. 31,    Apr. 30,    July 31,    Oct. 31,
                             1998        1998        1998        1998
Net sales                    $172,383    $194,447    $222,514    $225,088
Gross profit                 $ 34,206    $ 40,815    $ 42,265    $ 52,254
Net income (loss)            $ 10,857    $ 13,937    $ (3,707)   $ 16,354

Earnings (loss) per share:
 Basic:
 Class A Common Stock        $   0.38    $   0.48    $  (0.13)   $  0.57
 Class B Common Stock        $   0.56    $   0.72    $  (0.19)   $  0.85
 Diluted:
 Class A Common Stock        $   0.38    $   0.48    $  (0.13)   $  0.56
 Class B Common Stock        $   0.56    $   0.72    $  (0.19)   $  0.85

Earnings (loss) per share were
calculated using the following
number of shares:
 Basic:
 Class A Common Stock        10,901,962  10,904,755  10,906,582  10,909,468
 Class B Common Stock        12,001,793  12,001,793  12,001,793  12,001,793
 Diluted:
 Class A Common Stock        10,950,796  10,977,776  10,977,466  10,957,728
 Class B Common Stock        12,001,793  12,001,793  12,001,793  12,001,793

 Market price (Class A Common Stock):
 High                        $  35.75    $  41.25    $  40.75    $  40.63
 Low                         $  32.00    $  35.00    $  35.00    $  27.50
 Close                       $  35.50    $  38.50    $  39.50    $  32.00
 Market price (Class B Common Stock):
 High                        $  39.50    $  44.00    $  43.75    $  43.00
 Low                         $  33.50    $  37.50    $  40.75    $  34.00
 Close                       $  39.50    $  42.63    $  42.75    $  35.00

     Prior year amounts reported in the Company's quarterly reports on Form 10-Q in 1998 have been restated in the 1999 Form 10-Q's and herein to reflect the equity method of accounting for the Company's investment in non-voting stock of Ohio Packaging Corporation (see Note 2 to the
Consolidated Financial Statements).

     The Class A and Class B Common Stock are traded on the NASDAQ Stock
Market.

     As of December 6, 1999, there were 676 shareholders of record of the Class A Common Stock and 176 shareholders of record of the Class B Common Stock.

                  REPORT OF MANAGEMENT'S RESPONSIBILITIES

To the Shareholders of
Greif Bros. Corporation

     The Company's management is responsible for the financial and operating information included in this Annual Report on Form 10-K, including the Consolidated Financial Statements of Greif Bros. Corporation and its subsidiaries. These statements were prepared in accordance with generally accepted accounting principles and, as such, include certain estimates and judgments made by management.

     The system of internal accounting control, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company's management. This system is continually reviewed by the internal auditors of the Company. In addition, Ernst & Young LLP, an independent accounting firm, audits the financial statements of Greif Bros. Corporation and its subsidiaries and considers the internal control structure of the Company in planning and performing its audit. The Audit Committee of the Board of Directors meets periodically with the internal auditors and independent accountants to discuss the internal control structure and the results of their audits.

/s/ Michael J. Gasser                      /s/ Joseph W. Reed
Michael J. Gasser                          Joseph W. Reed
Chairman and Chief Executive               Chief Financial Officer
  Officer                                  and Secretary

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

     We have audited the consolidated balance sheet of Greif Bros. Corporation and subsidiaries as of October 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Greif Bros. Corporation and subsidiaries as of October 31, 1998 and for the years ended October 31, 1998 and 1997, were audited by other auditors whose report dated December 4, 1998, expressed an unqualified opinion on those statements prior to restatement.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif Bros. Corporation and subsidiaries, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     As disclosed in Note 2 to the financial statements, during 1999 the Company changed its method of accounting for an investment from the cost method to the equity method. Prior year financial statements have been restated to retroactively present this change.

     We also audited the adjustments described in Note 2 that were applied to restate the 1998 and 1997 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

/s/ Ernst & Young LLP

Columbus, Ohio
December 6, 1999

Item 8.	 Financial Statements and Supplementary Data  (concluded)

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors of Greif Bros. Corporation

      In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Greif Bros. Corporation at October 31, 1998, and the results of its oprtaitons and its cash flows for each of the two years in the period ended October 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the adjustments described in Note 2 that were applied to restate the 1998 and 1997 financial statements. Those adjustments were audited by other auditors whose report thereon has been funished to us, and our opinion expressed herein, insofar as it relates to the amounts included in Note 2, is based solely on the report of the other autitors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhousCoopers LLP

Columbus, Ohio
December 4, 1998

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During 1999, the Company changed its independent public accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP.

(a) (1) PricewaterhouseCoopers LLP had been the independent public accounting firm for the Company. On February 1, 1999, the Company informed PricewaterhouseCoopers LLP that an audit proposal would not be sought from that firm and that it was being dismissed as the Company's independent public accountants.

    (2) For the two fiscal years ended October 31, 1998, the report of PricewaterhouseCoopers LLP on the Company's consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

    (3) The decision to change accountants was approved by the Audit Committee of the Company's Board of Directors.

    (4) During the Company's two fiscal years ended October 31, 1998 and through February 1, 1999, there were no disagreements between PricewaterhouseCoopers LLP and the Company regarding any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of the former accountant, would have caused it to make reference thereto in its report on the financial statements for such years.

    (5) The Company requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter dated February 3, 1999, is filed as Exhibit 16 to this Form 10-K.

(b) On February 23, 1999, the Company engaged the services of Ernst & Young LLP as its independent public accounting firm for its fiscal year ending October 31, 1999. Ernst & Young LLP had not been consulted by the Company concerning any accounting, auditing or financial reporting issue during the Company's two fiscal years ended October 31, 1998, and the subsequent interim period prior to the Company's engagement of Ernst & Young LLP.

    There have been no matters of disagreement on accounting and financial disclosure.

                                PART III

Item 10.    Directors and Executive Officers of the Registrant

     Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1999. Information regarding the executive officers of the Registrant may be found under the caption "Executive Officers of the Company" in Part I, and is also incorporated by reference into this Item
10.

Item 11.    Executive Compensation

     Information with respect to Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1999.

Item 12.    Security Ownership of Certain Beneficial Owners and
             Management

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1999.

Item 13.    Certain Relationships and Related Transactions

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 1999.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:


                                                                  Page
(1) Financial Statements of Greif Bros. Corporation:

     Consolidated Statements of Income for each of the
     three years ended October 31, 1999                           33

     Consolidated Balance Sheets at October 31, 1999
     and 1998                                                     34-35

     Consolidated Statements of Cash Flows
     for each of the three years ended October 31, 1999           36

     Consolidated Statements of Changes in
     Shareholders' Equity for the three years ended
     October 31, 1999                                             37

     Notes to Consolidated Financial Statements                   38-65

     Report of Management's Responsibilities                      66

     Reports of Independent Accountants                           67-68

    Financial Statements of CorrChoice, Inc.:

     Report of Independent Auditors                               75

     Consolidated Balance Sheet as October 31, 1999               76-77

     Consolidated Statement of Income for the year
     ended October 31, 1999                                       78

     Consolidated Statement of Shareholders' Equity for
     the year ended October 31, 1999                              78

     Consolidated Statement of Cash Flows for the year
     ended October 31, 1999                                       79

     Notes to Consolidated Financial Statements                   80-87

     The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 1999.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           (continued)
                                                                  Page
(2)  Financial Statement Schedules:

      Reports of Independent Accountants on
      Financial Statement Schedules                               90-91

      Consolidated Valuation and Qualifying Accounts
      and Reserves (Schedule II)                                  92

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:
                                              If Incorporated by Reference
Exhibit                                       Document with which Exhibit was
No.         Description of Exhibit            Previously Filed was SEC

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

3(c)        Amendment to Amended and          Annual Report on Form 10-K for
            Restated By-Laws of Greif         the fiscal year ended October 31,
            Bros. Corporation.                1998, File No. 1-566 (see Exhibit
                                              3(c) therein).

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

10(c)       Greif Bros. Corporation           Annual Report on Form 10-K for
            Directors Deferred                the fiscal year ended October 31,
            Compensation Plan.                1998, File No. 1-566 (see Exhibit
                                              10(c) therein).

10(d)       Employment Agreement between      Annual Report on Form 10-K for
            Michael J. Gasser and Greif       the fiscal year ended October 31,
            Bros. Corporation.                1998, File No. 1-566 (see Exhibit
                                              10(d) therein).

10(e)       Employment Agreement between      Annual Report on Form 10-K for
            William B. Sparks and Greif       the fiscal year ended October 31,
            Bros. Corporation.                1998, File No. 1-566 (see Exhibit
                                              10(e) therein).

10(f)       Employment Agreement, as          Annual Report on Form 10-K for
            amended, between Charles R.       the fiscal year ended October 31,
            Chandler and Greif Bros.          1998, File No. 1-566 (see Exhibit
            Corporation.                      10(f) therein).

10(g)       Employment Agreement, as          Annual Report on Form 10-K for
            amended, between Joseph W.        the fiscal year ended October 31,
            Reed and Greif Bros.              1998, File No. 1-566 (see Exhibit
            Corporation.                      10(g) therein).

10(h)       Credit Agreement dated as of      Current Report on Form 8-K dated
            March 30, 1998, among Greif       April 14, 1998, File No. 1-566
            Bros. Corporation, as             (see Exhibit 99(b) therein).
            Borrower, Various Financial
            Institutions, as Banks, and
            KeyBank National Association,
            as Agent.

10(i)       Supplemental Retirement            Contained herein.
            Benefit Agreement.

16          Letter Re: Change in               Current Report on Form 8-K dated
            Certifying Accountant.             February 3, 1999, File No. 1-566
                                               (see Exhibit 16 therein).

21          Subsidiaries of the                Contained herein.
            Registrant.


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           (continued)

                                               If Incorporated by Reference,
Exhibit                                        Document with which Exhibit was
No.         Description of Exhibit             Previously Filed with SEC

23(a)       Consent of Ernst & Young LLP-      Contained herein.
            Columbus, Ohio.

23(b)       Consent of                         Contained herein.
            PricewaterhouseCoopers LLP-
            Columbus, Ohio.

23(c)       Consent of Ernst & Young LLP-      Contained herein.
            Akron, Ohio.

24(a)       Powers of Attorney for             Annual Report on Form 10-K for
            Michael J. Gasser, Charles R.      the fiscal year ended October 31,
            Chandler, Michael H. Dempsey,      1997, File No. 1-566 (see Exhibit
            Naomi C. Dempsey, Daniel J.        24 (a) therein).
            Gunsett, Robert C. Macauley,
            David J. Olderman and William
            B. Sparks, Jr.

24(b)       Power of Attorney for John C.      Contained herein.
            Kane.

27.1        Financial Data Schedule.           Contained herein.

27.2        Financial Data Schedule-           Contained herein.
            Restated 1998.

27.3        Financial Data Schedule-           Contained herein.
            Restated 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(b)  Reports on Form 8-K

     (1) No reports on Form 8-K have been filed during the last quarter of fiscal 1999.

(d)  Financial Statements of Subsidiaries Not Consolidated:

                      Report of Independent Auditors

Board of Directors
CorrChoice, Inc.

     We have audited the accompanying balance sheet of CorrChoice, Inc. and Subsidiaries as of October 31, 1999, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CorrChoice, Inc. and Subsidiaries at October 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Akron, Ohio
November 24, 1999

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                              October 31, 1999
Assets
Current Assets:
   Cash and cash equivalents                                    $ 31,801,318
   Marketable securities                                          22,095,339
   Accounts receivable, less allowance of $905,000                25,178,517
   Accounts and notes receivable-related parties                   2,392,867
   Inventories                                                    29,724,175
   Deferred income taxes                                           1,226,600
   Prepaid expenses and other assets                                  48,997
Total current assets                                             112,467,813

Property, plant and equipment:
   Land and improvements                                           6,345,708
   Buildings and improvements                                     39,990,677
   Machinery and equipment                                        93,225,962
   Office fixtures and computer equipment                          3,184,386
   Construction in process                                         3,724,799
                                                                 146,471,532
   Less accumulated depreciation                                  53,895,892
                                                                  92,575,640
Other long-term assets:
   Goodwill, net of accumulated amortization of $94,459            1,322,433
   Prepaid pension expense                                           413,784
   Property held for sale, less allowance of $432,000                330,888
                                                                   2,067,105
Total assets                                                    $207,110,558

See accompanying notes.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                         Consolidated Balance Sheet
                              October 31, 1999
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                              $  5,950,807
  Accounts payable-related party                                   3,011,564
  Accrued compensation                                             1,976,548
  Accrued taxes, other than income taxes                             815,369
  Income taxes payable                                             2,143,463
  Other accrued expenses                                             301,599
  Current portion of notes payable                                   205,903
Total current liabilities                                         14,405,253

Deferred income taxes                                              8,057,700
Notes payable, long-term portion                                     180,665

Shareholders' equity:
  Common stock, no par value,
    10,000 shares authorized and issued                                       --
  Additional paid-in-capital                                     165,619,160
  Accumulated other comprehensive loss                               (56,373)
  Retained earnings                                               18,904,153

Total shareholders' equity                                       184,466,940


Total liabilities and shareholders' equity                      $207,110,558

See accompanying notes.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                      Consolidated Statement of Income
                        Year ended October 31, 1999
Net sales                                                       $262,128,240
Cost of goods sold                                               214,908,489
Gross profit                                                      47,219,751

Selling, general and administrative expenses                      18,394,590
Operating income                                                  28,825,161

Investment and other income                                        2,016,912
Other expenses                                                       (61,920)
Income before income taxes                                        30,780,153

Income tax expense                                                11,876,000
Net income                                                      $ 18,904,153

See accompanying notes.


                   CorrChoice, Inc. and Subsidiaries
             Consolidated Statement of Shareholders' Equity

                                           Additional
                              Common Stock   Paid-In Accumulated Other  Retained
                     Total                   Capital Comprehensive Loss Earnings
Balance at
November 1, 1998 $         -- $        -- $         -- $       --  $        --
Contribution by
Joint Venture
partners at
formation         165,773,922          --  165,619,160    154,762           --
Net income         18,904,153                                       18,904,153
Unrealized loss
on marketable
securities, net
of taxes of
$140,757             (211,135)                           (211,135)
Total compre-
hensive income     18,693,018
Balance at
October 31, 1999 $184,466,940 $        -- $165,619,160 $  (56,373) $18,904,153

See accompanying notes.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                    Consolidated Statement of Cash Flows
                        Year ended October 31, 1999
Operating activities:
Net income                                                       $18,904,153

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                                   9,863,880
    Amortization                                                      94,459
    Gain on sale of fixed assets                                    (148,668)
    Deferred income taxes                                            (92,900)
    Changes in operating assets and liabilities:
      Accounts receivable                                         (4,653,576)
      Accounts and notes receivable - related parties             (2,004,164)
      Inventories                                                 (8,273,005)
      Prepaid expenses and other assets                              159,845
      Prepaid pension expense                                        (68,798)
      Accounts payable                                             1,900,224
      Accrued liabilities                                            763,094
      Income taxes payable                                           604,960

Net cash provided by operating activites                          17,049,504

Investing activities:
Purchases of short-term investments, net                          (3,838,728)
Purchases of property, plant and equipment                       (19,388,077)
Proceeds from sale of fixed assets                                 1,312,091
Net cash used in investing activities                            (21,914,714)

Financing activities:
Principle payments on notes payable                                 (113,432)

Net decrease in cash and cash equivalents                         (4,978,642)

Cash and cash equivalents at beginning of year                    36,779,960
Cash and cash equivalents at end of year                         $31,801,318

Supplemental disclosure of cash flow information:
  Cash paid during the period for income taxes                   $10,919,824

See accompanying notes.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                              October 31, 1999

1.   Description of Business and Basis of Presentation

     CorrChoice, Inc. (CorrChoice or the "Company") operates in one business segment which manufactures corrugated cardboard sheets for sale to producers of corrugated boxes.

     CorrChoice was formed effective November 1, 1998 upon the signing of a joint venture agreement between Greif Bros. Corporation ("Greif") and the former owners of Ohio Packaging Corporation and subsidiaries. Under the agreement, Greif contributed its stock holdings of both Michigan Packaging Corporation and Ohio Packaging Corporation in exchange for a 63.24% interest in CorrChoice, and the former owners of Ohio Packaging Corporation and subsidiaries ("Ohio Packaging") received a 36.76% interest in CorrChoice for their interest in Ohio Packaging. The ownership percentages were determined by an appraisal performed by an independent third party. Based on the terms of the shareholder voting agreement, Greif and the former owners of Ohio Packaging are equally represented on the CorrChoice Board of Directors. As such, joint venture accounting was applied, and the combined net assets of Michigan Packaging and Ohio Packaging were recorded at their historical carryover values.

2.   Significant Accounting Principles

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of CorrChoice, Inc. and Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

     The Company's fiscal year ends on October 31st. References in the notes to the financial statements to the year 1999 refer to the fiscal year ended October 31, 1999.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

                     CorrChoice, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
                                (continued)

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to customers.

Marketable Securities and Investment Income

     Marketable securities have been classified as available-for-sale in accordance with the provisions of Financial Accounting Standards Board Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income in shareholders' equity. At October 31, 1999, accumulated other comprehensive income consists entirely of unrealized gains or losses on available-for-sale securities.

     Fair value of marketable equity securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the fiscal year. U.S. Treasury securities are valued based on quoted market prices using yields currently available on comparable securities of issuers with similar credit ratings. Interest and dividends are included in investment income.

Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and notes receivable. The Company places its cash equivalents with major financial institutions.

     The Company's customers are primarily located in the mid-west and southeast regions of the United States. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Losses from credit sales are provided for in the financial statements and have historically been within management's expectations.

Inventories

     Inventories, which are principally composed of raw materials, are

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for 88% of inventories. If all inventories had been valued at current costs, inventories would have been $8,390,000 higher at October 31, 1999.

Property, Plant and Equipment

     Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, 3 to 7 years for office furniture and computer equipment and 5 to 10 years for operating machinery and equipment.

Goodwill

     Goodwill represents costs in excess of net assets of acquired businesses which are amortized using the straight-line method over 15 years. The carrying value of goodwill is reviewed on a periodic basis for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the Company assesses long-lived assets for impairment under Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. No reduction of goodwill for impairment was necessary in 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivative Financial Instruments

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company in fiscal 2001. Because of the Company's lack of derivative financial instruments, management anticipates that the adoption of the new Statement will not have a significant effect on earnings or the financial position of the Company.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

3.   Financing Arrangements

     At October 31, 1999, the Company had $20,000,000 available under an unsecured line-of-credit from a bank which expires February 28, 2000.

     In connection with the 1998 acquisition of the assets of a corrugated sheet feeding facility in Atlanta, Georgia, the Company delayed remittance of $500,000 of the purchase price in order to compel the selling company to comply with minimum purchase provisions included in the purchase agreement. The Company signed a promissory note bearing interest at a rate of 8.5% for the remaining amount due. The note provides for quarterly payments of approximately $47,600 through October 2001. Assuming that minimum purchase requirements are met, the note should be repaid as $205,903 in 2000 and $180,665 in 2001.

4.   Financial Instruments

     The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The notes receivable - related parties do not have a ready market and cost is assumed to approximate fair value. The aggregate carrying value of these notes is $190,000 at October 31, 1999, with interest rates of 7.5% and maturity dates through October 18, 2000.

     The following is a summary of the Company's available-for-sale securities at October 31, 1999.

                                            Available-for-Sale Securities
                                         Fair Market  Historical  Unrealized
                                            Value        Cost       Losses
U.S treasury securities                  $17,493,298  $17,537,688  $(44,390)
Greif Bros. Corporation common stock       1,918,800    1,968,366   (49,566)
Other                                      2,683,241    2,683,241        --
                                         $22,095,339  $22,189,295  $(93,956)

     The contractual maturity of the U.S. Treasury securities are all less than one year.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

5. Property Held for Sale

     Prior to the formation of CorrChoice, Ohio Packaging had purchased land in North Carolina in contemplation of the construction of a new corrugated sheet manufacturing facility. Site preparation and certain start up expenses were incurred before the decision was made to terminate the North Carolina project on May 1, 1998. The Company is holding the land for sale and recorded a reserve of $432,000 in 1998 to reduce the land to its estimated net realizable value.

     In October 1998, Ohio Packaging purchased the assets of a corrugated sheet feeding facility near Atlanta, Georgia. Certain equipment at the facility was outdated and was immediately replaced. The replaced equipment was allocated value based on its estimated selling price. At October 31, 1999, equipment with an estimated fair value of $32,000 is still held for sale.

6. Common Stock

     Greif and the former owners of Ohio Packaging have entered into buy-sell agreements, whereby sales of CorrChoice common stock are restricted to the shareholder group and are valued at a formula price specified in the agreement.

     Dividends are computed in accordance with a formula specified in the joint-venture agreement. Dividends are paid after completion of the year end audit and upon approval by the Board of Directors. The dividend to be paid in 2000 based on the 1999 formula calculation is approximately $3,800,000.

7. Retirement Benefit Plan

     The Company sponsors a defined benefit pension plan which covers substantially all of its employees. The CorrChoice plan is a continuation of the former Ohio Packaging pension plan. Accordingly, the pension benefits for Ohio Packaging employees are based upon their total years of service with Ohio Packaging and compensation during employment. The pension benefits for Michigan Packaging employees in the CorrChoice plan began on January 1, 1999, with vesting credit received for their total years of service with Michigan Packaging. Prior service for Michigan Packaging employees will be paid upon retirement from a Greif plan. The Company's policy is to fund amounts on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of ERISA. No Company contributions were required in 1999.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets relating to the defined benefit pension plan as of October 31, 1999:

Change in benefit obligation:
Benefit obligation at beginning of year                           $1,040,578
Service cost                                                          59,058
Interest cost                                                         76,688
Actuarial losses                                                     138,773
Benefits paid                                                        (66,357)
Benefit obligation at end of year                                 $1,248,740

Change in plan assets(1):
Fair value of plan assets at beginning of year                    $1,970,670
Actual return on plan assets                                         184,095
Benefits paid                                                        (66,357)
Fair value of plan assets at end of year                          $2,088,408

Funded Status:
Plan assets in excess of projected benefit obligations            $  839,668
Unrecognized net actuarial loss                                      186,319
Unrecognized net transition asset                                   (612,203)
Prepaid pension expense                                           $  413,784

(1)Plan assets are primarily invested in listed stocks and bonds and cash equivalents.

     The following table summarizes the assumptions used by the consulting actuary and the related benefit cost information:

                                                                1999
Assumptions:
Discount rate                                                      7.5%
Future compensation assumption                                     N/A
Expected long-term return on plan assets                           8.0%

Components of net periodic benefit cost (credit):
Service cost                                                  $  59,058
Interest cost                                                    76,688
Expected return on plan assets                                 (156,528)
Amortization of transition asset                                (48,016)
Net periodic benefit credit                                   $ (68,798)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

     In addition to the defined benefit pension plan, the Company also sponsors a defined contribution profit sharing plan covering substantially all employees with at least six months credited service to the Company. The Company's contributions under the plan are at the discretion of the Board of Directors. At October 31, 1999, the plan had net assets of $16,980,000 Company contributions under the plan for the 1999 Plan year, including payments made directly to employees and amounts credited to the individual participants' investment accounts, were approximately $3,496,000.

8. Income Taxes

The provision for income taxes consists of the following:
Current:
   Federal                                                       $10,347,800
   State and local                                                 1,621,100
                                                                  11,968,900
   Deferred                                                          (92,900)
                                                                 $11,876,000

The effective income tax rate differs from the statutory federal corporate tax rate of 35% for 1999 as follows:

Statutory federal corporate tax rate                                   35.0%
State and local taxes, net of federal income tax benefit                3.4
Non-deductible expenses                                                 0.2
Effective tax rate                                                     38.6%

Significant components of the Company's deferred income taxes are as follows:

Deferred tax assets:
Trade accounts receivable                                        $   354,300
Franchise taxes                                                      596,300
Other                                                                462,700
                                                                   1,413,300

Deferred tax liabilities-Property, plant and equipment             8,244,400

Net deferred tax liability                                       $ 6,831,100


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
           (concluded)

9. Related Party Transactions

      At October 31, 1999, the Company had accounts receivable of $2,202,867 and accounts payable of $3,011,564 with Greif. These amounts have been identified as related party accounts in the balance sheet. During 1999, the Company sold $22,232,829 of corrugated sheets to Greif and purchased
$67,327,851 of raw materials from Greif. These transactions are included in net sales and cost of goods sold in the consolidated statement of income.

     Notes receivable-related parties includes $190,000 due from officers at one of the Company's subsidiary locations. The notes receivable are due in fiscal 2000 and bear interest at a rate of 7.5%.

10. Contingencies

     Various legal proceedings arising from the normal conduct of business are pending but, in the opinion of management, the ultimate disposition of these matters will not have a material effect on the financial condition, operations or cash flows of the Company.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Greif Bros. Corporation
                                            (Registrant)

Date  January 27, 2000           By /s/ Michael J. Gasser
                                     Michael J. Gasser
                                     Chairman of the Board of Directors
                                      and Chief Executive Officer

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

/s/ John K. Dieker                         Charles R. Chandler*
John K. Dieker                             Charles R. Chandler
Corporate Controller                       Member of the Board of Directors
(principal accounting officer)

Michael H. Dempsey *                       Naomi C. Dempsey *
Michael H. Dempsey                         Naomi C. Dempsey
Member of the Board of Directors           Member of the Board of Directors

Daniel J. Gunsett *                        John C. Kane *
Daniel J. Gunsett                          John C. Kane
Member of the Board of Directors           Member of the Board of Directors

Robert C. Macauley *                       David J. Olderman *
Robert C. Macauley                         David J. Olderman
Member of the Board of Directors           Member of the Board of Directors

William B. Sparks, Jr. *
William B. Sparks, Jr.
Member of the Board of Directors


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

By   /s/ Michael J. Gasser
     Michael J. Gasser
     Chairman of the Board of Directors
     Chief Executive Officer

Each of the above signatures is affixed as of January 27, 2000.


                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE



To the Shareholders and the
Board of Directors of
Greif Bros. Corporation


     We have audited the consolidated financial statements of Greif Bros.
Corporation and subsidiaries as of October 31, 1999 and for the year then ended, and have issued our report thereon dated December 6, 1999 appearing on page 67 of this Annual Report on Form 10-K. Our audit also included the financial information as of October 31, 1999 and for the year then ended included in the financial statement schedule listed in Item 14(a)2 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

     In our opinion, the financial information as of October 31, 1999 and for the year then ended included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Columbus, Ohio
December 6, 1999


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of
Greif Bros. Corporation

      Our audits of the consolidated financial statements referred to in our report dated December 4, 1998 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedules for the years ended
October 31, 1998 and 1997 listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
December 4, 1998


                                                                 SCHEDULE II
                     GREIF BROS. CORPORATION
                     AND SUBSIDIARY COMPANIES
      CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (IN $000)
                        Balance at  Charged to               Accounts Balance at
                        Beginning   Costs and    Bad Debt    Written-   End of
Description             Of Period    Expenses   Recoveries     off      Period
Year ended
October 31, 1997:
Reserves deducted from
applicable assets:
For doubtful items -
trade accounts
receivables             $  826      $  431      $ 11        $421        $  847
For doubtful items -
other notes and
accounts receivable        697         -0-        -0-         -0-          697
Total reserves deducted
from applicable assets  $1,523      $  431      $ 11        $421        $1,544

Year ended
October 31, 1998:
Reserves deducted from
applicable assets:
For doubtful items -
trade accounts
receivables             $1,652 (A)  $1,489      $142        $365        $2,918
For doubtful items -
other notes and
accounts receivable        697         -0-        -0-         -0-          697
Total reserves deducted
from applicable assets  $2,349      $1,489      $142        $365        $3,615

Year ended
October 31, 1999:
Reserves deducted from
applicable assets:
For doubtful items -
trade accounts
receivables             $2,218 (B)  $  898      $173        $833       $2,456
For doubtful items -
other notes and
accounts receivable        697         -0-        -0-         -0-         697
Total reserves deducted
from applicable assets  $2,915      $  898      $173        $833       $3,153

(A) Includes an $805,000 adjustment related to the industrial containers business acquired from Sonoco Products Company on March 30, 1998.

(B) Excludes a $700,000 adjustment related to an amount guaranteed by Sonoco Products Company.

                              EXHIBIT INDEX

                                             If Incorporated by Reference,
Exhibit                                      Document with which Exhibit was
No.         Description of Exhibit           Previously Filed with SEC
2(a)        Stock Purchase Agreement         Current Report on Form 8-K dated
            dated March 30, 1998, between    April 14, 1998, File No. 1-566
            Greif Bros. Corporation and      (see Exhibit 2 therein).
            Sonoco Products Company.

2(b)        Joint Venture Agreement dated    Current Report on Form 8-K dated
            as of November 1, 1998, among    November 13, 1998, File No. 1-566
            CorrChoice, Inc., Greif Bros.    (see Exhibit 2 therein).
            Corporation, Geoffrey A.
            Jollay and R. Dean Jollay,
            and John J. McLaughlin.

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

3(c)        Amendment to Amended and         Annual Report on Form 10-K for
            Restated By-Laws of Greif        the fiscal year ended October 31,
            Bros. Corporation.               1998 File No. 1-566 (see Exhibit
                                             3(c) therein).

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

10(c)       Greif Bros. Corporation          Annual Report on Form 10-K for
            Directors Deferred               the fiscal year ended October 31,
            Compensation Plan.               1998 File No. 1-566 (see Exhibit
                                             10(c) therein).

                              EXHIBIT INDEX
                               (continued)

                                             If Incorporated by Reference,
Exhibit                                      Document with which Exhibit was
No.         Description of Exhibit           Previously Filed with SEC

10(d)       Employment Agreement between     Annual Report on Form 10-K for
            Michael J. Gasser and Greif      the fiscal year ended October 31,
            Bros. Corporation.               1998, File No. 1-566 (see Exhibit
                                             10(d) therein).

10(e)       Employment Agreement between     Annual Report on Form 10-K for
            William B. Sparks and Greif      the fiscal year ended October 31,
            Bros. Corporation.               1998, File No. 1-566 (see Exhibit
                                             10(e) therein).

10(f)       Employment Agreement, as         Annual Report on Form 10-K for
            amended, between Charles R.      the fiscal year ended October 31,
            Chandler and Greif Bros.         1998, File No. 1-566 (see Exhibit
            Corporation.                     10(f) therein).

10(g)       Employment Agreement, as         Annual Report on Form 10-K for
            amended, between Joseph W.       the fiscal year ended October 31,
            Reed and Greif Bros.             1998, File No. 1-566 (see Exhibit
            Corporation.                     10(g) therein).

10(h)       Credit Agreement dated as of     Current Report on Form 8-K dated
            March 30, 1998, among Greif      April 14, 1998, File No. 1-566
            Bros. Corporation, as            (see Exhibit 99(b) therein).
            Borrower, Various Financial
            Institutions, as Banks, and
            KeyBank National Association,
            As Agent.

10(i)       Supplemental Retirement          Contained herein.
            Benefit Agreement.

16          Letter Re: Change in             Current Report on Form 8-K dated
            Certifying Accountant.           February 3, 1999, File No. 1-566
                                             (see Exhibit 16 therein).

21          Subsidiaries of the              Contained herein.
            Registrant.

23(a)       Consent of Ernst & Young LLP-    Contained herein.
            Columbus, Ohio.

                           EXHIBIT INDEX
                            (concluded)

                                             If Incorporated by Reference,
Exhibit                                      Document with which Exhibit was
No.         Description of Exhibit           Previously Filed with SEC

23(b)       Consent of                       Contained herein.
            PricewaterhouseCoopers LLP-
            Columbus, Ohio.

23(c)       Consent of Ernst & Young LLP-    Contained herein.
            Akron, Ohio.

24(a)       Powers of Attorney for           Annual Report on Form 10-K for
            Michael J. Gasser, Charles R.    the fiscal year ended October 31,
            Chandler, Michael H. Dempsey,    1997, File No. 1-566 (see Exhibit
            Naomi C. Dempsey, Daniel J.      24(a) therein).
            Gunsett, Robert C. Macauley,
            David J. Olderman and William
            B. Sparks, Jr.

24(b)       Power of Attorney for John C.     Contained herein.
            Kane.

27.1        Financial Data Schedule.          Contained herein.

27.2        Financial Data Schedule-          Contained herein.
            Restated 1998.

27.3        Financial Data Schedule-          Contained herein.
            Restated 1997.