Form 10-Q
period 2000-01-31
GREIF BROTHERS CORP
filed 2000-03-03
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                  FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended January 31, 2000      Commission File Number  1-566

                            GREIF BROS. CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                 31-4388903
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)

 425 Winter Road, Delaware, Ohio                       43015
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code  (740) 549-6000

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

Class A Common Stock            10,587,296 shares
Class B Common Stock            11,847,859 shares