Form 10-Q
period 2000-04-30
GREIF BROTHERS CORP
filed 2000-06-09
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended April 30, 2000           Commission File Number  1-566

                             GREIF BROS. CORPORATION
               (Exact name of registrant as specified in its charter)

             Delaware                                   31-4388903
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

425 Winter Road, Delaware, Ohio                            43015
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code  (740) 549-6000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Class A Common Stock		10,523,196 shares
Class B Common Stock 		11,847,359 shares