Form 10-K
period 2000-10-31
GREIF BROTHERS CORP
filed 2001-01-26
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended October 31, 2000 Commission File Number 1-566

                          GREIF BROS. CORPORATION
          (Exact name of Registrant as specified in its charter)

              State of Delaware                 31-4388903
         (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification No.

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 3, 2001 was $70,047,545.

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 3, 2001 was as follows:

                    Class A Common Stock  -  10,523,196
                    Class B Common Stock  -  11,847,359

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 26, 2001, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 2000

                                   PART I

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

   The Company operates over 70 locations in the United States, Canada and Mexico and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

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

   The approximate number of persons employed during the year was 4,800.

Item 1.    Business    (concluded)

Acquisitions and Dispositions

   A description of significant acquisitions and dispositions is included in Note 2 to the Consolidated Financial Statements on pages 44-47 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

Industry Segments

   Financial information concerning the Company's industry segments as required by Item 101(b) is included in Note 12 to the Consolidated Financial Statements on pages 59-62 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

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
Alabama:
 Creola           Fibre drums                             Industrial shipping
                                                          container
 Cullman          Steel drums                             Industrial shipping
                                                          containers

Arkansas:
 Batesville (30)  Fibre drums                             Industrial shipping
                                                          containers

California:
 Fontana          Steel drums                             Industrial shipping
                                                          containers
 LaPalma          Fibre drums                             Industrial shipping
                                                          container
 Merced           Steel drums                             Industrial shipping
                                                          containers
 Morgan Hill      Fibre drums                             Industrial shipping
                                                          container
 Ontario (28)     Warehouse                               Industrial shipping
                                                          containers
 Stockton         Corrugated honeycomb                    Containerboard &
                                                          corrugated products

Colorado:
 Denver (1)       Warehouse                               Industrial shipping
                                                          containers

Connecticut:
 Windsor Locks (2)Fibre drums                             Industrial shipping
                                                          containers

Georgia:
 Dalton (3)       Container leasing/Reconditioning        Industrial shipping
                                                          containers
 Lavonia          Intermediate bulk containers            Industrial shipping
                                                          containers
 Lithonia         Fibre drums and laminator               Industrial shipping
                                                          containers

Item 2.    Properties  (continued)

Location          Products Manufactured/Use               Industry Segment

 Macon            Corrugated honeycomb                    Containerboard &
                                                          corrugated products
 Macon (4)        Warehouse                               Containerboard &
                                                          corrugated products
 Marietta (29)    Sales office                            Industrial shipping
                                                          containers

Illinois:
 Blue Island (5)  Warehouse                               Containerboard &
                                                          corrugated products
 Centralia        Corrugated containers                   Containerboard &
                                                          corrugated products
 Chicago          Steel drums                             Industrial shipping
                                                          containers
 Lockport         Plastic drums                           Industrial shipping
                                                          containers
 Lombard (6)      Research center                         Industrial shipping
                                                          containers
 Naperville (7)   Fibre drums                             Industrial shipping
                                                          containers
 Oreana           Corrugated containers                   Containerboard &
                                                          corrugated products
 Posen            Corrugated honeycomb                    Containerboard &
                                                          corrugated products
 Quincy (30)      Warehouse                               Industrial shipping
                                                          containers

Indiana:
 Ferdinand (8)    Corrugated containers                   Containerboard &
                                                          corrugated products

Kansas:
 Kansas City (9)  Fibre drums                             Industrial shipping
                                                          containers
 Winfield         Steel drums                             Industrial shipping
                                                          containers

Kentucky:
 Louisville       Corrugated containers                   Containerboard &
                                                          corrugated products
 Mt. Sterling     Plastic drums                           Industrial shipping
                                                          containers
 Winchester       Corrugated containers                   Containerboard &
                                                          corrugated products
 Winchester (10)  Warehouse                               Containerboard &
                                                          corrugated products


Item 2.    Properties  (continued)

Location         Products Manufactured/Use                Industry Segment

Louisiana:
 St. Gabriel     Steel drums and plastic drums            Industrial shipping
                                                          containers

Massachusetts:
 Mansfield       Fibre drums                              Industrial shipping
                                                          containers

Michigan:
 Roseville       Corrugated containers                    Containerboard &
                                                          corrugated products
 Taylor          Fibre drums                              Industrial shipping
                                                          containers

Minnesota:
 Minneapolis     Fibre drums                              Industrial shipping
                                                          containers
 Rosemount       Multiwall bags                           Containerboard &
                                                          corrugated products

Mississippi:
 Jackson (11)    General office                           Timber


Missouri:
 Wright City (12)Fibre drums                              Industrial shipping
                                                          containers

Nebraska:
 Omaha           Multiwall bags                           Containerboard &
                                                          corrugated products

New Jersey:
 Englishtown (13)Fibre drums                              Industrial shipping
                                                          containers
 Spotswood       Fibre drums                              Industrial shipping
                                                          containers
 Teterboro       Fibre drums                              Industrial shipping
                                                          containers

New York:
 Tonawanda       Fibre drums                              Industrial shipping
                                                          containers

Item 2.    Properties  (continued)

Location         Products Manufactured/Use                Industry Segment

North Carolina:
 Bladenboro      Steel drums                              Industrial shipping
                                                          containers
 Charlotte (14)  Fibre drums                              Industrial shipping
                                                          containers

Ohio:
 Caldwell        Steel drums                              Industrial shipping
                                                          containers
 Cleveland       Corrugated containers                    Containerboard &
                                                          corrugated products
 Columbus (15)   General office                           Industrial shipping
                                                          containers
 Columbus (16)   General office
 Delaware        Principal office
 Delaware (17)   Research center                          Industrial shipping
                                                          containers
 Fostoria        Corrugated containers                    Containerboard &
                                                          corrugated products
 Massillon       Containerboard                           Containerboard &
                                                          corrugated products
 Tiffin          Corrugated containers                    Containerboard &
                                                          corrugated products
 Toledo          Corrugated containers                    Containerboard &
                                                          corrugated products
 Van Wert        Fibre drums                              Industrial shipping
                                                          containers
 Zanesville      Corrugated containers and sheets         Containerboard &
                                                          corrugated products
 Zanesville      Warehouse                                Containerboard &
                                                          corrugated products

Pennsylvania:
 Aston           Fibre drums                              Industrial shipping
                                                          containers
 Hazelton        Corrugated honeycomb                     Containerboard &
                                                          corrugated products
 Hazelton (30)   Warehouse                                Containerboard &
                                                          corrugated products
 Reno (18)       Corrugated containers                    Containerboard &
                                                          corrugated products
 Stroudsburg     Steel parts                              Industrial shipping
                                                          containers
 Washington      Corrugated containers and sheets         Containerboard &
                                                          corrugated products

Item 2.    Properties  (continued)

Location          Products Manufactured/Use               Industry Segment

 Washington (30)  Warehouse                               Containerboard &
                                                          corrugated products
 Wayne (19)       Sales office                            Industrial shipping
                                                          containers
 West Hazelton(20)Plastic drums                           Industrial shipping
                                                          containers

Tennessee:
 Kingsport        Fibre drums                             Industrial shipping
                                                          containers

Texas:
 Haltom City      Fibre drums                             Industrial shipping
                                                          containers
 Houston (21)     Fibre drums                             Industrial shipping
                                                          containers
 Houston (22)     Plastic drums                           Industrial shipping
                                                          containers
 Houston (23)     Sales office                            Industrial shipping
                                                          containers
 LaPorte          Steel drums                             Industrial shipping
                                                          containers
 Waco             Corrugated honeycomb                    Containerboard &
                                                          corrugated products
 Waco (30)        Warehouse                               Containerboard &
                                                          corrugated products

Virginia:
 Riverville       Containerboard                          Containerboard &
                                                          corrugated products

Washington:
 Vancouver (24)   Corrugated honeycomb                    Containerboard &
                                                          corrugated products
 Vancouver (25)   Warehouse                               Containerboard &
                                                          corrugated products

West Virginia:
 Culloden (26)    Fibre drums                             Industrial shipping
                                                          containers
 Huntington (27)  Corrugated containers and sheets        Containerboard &
                                                          corrugated products
 Huntington (30)  Warehouse                               Containerboard &
                                                          corrugated products

Item 2.    Properties  (continued)

Location          Products Manufactured/Use               Industry Segment

Canada

Alberta:
 Lloydminster     Steel drums, fibre drums                Industrial shipping
                  and plastic drums                       containers

Ontario:
 Belleville       Plastic drums                           Industrial shipping
                                                          containers
 Milton           Fibre drums                             Industrial shipping
                                                          containers
 Niagara Falls    General office                          Industrial shipping
                                                          containers
 Oakville         Steel drums                             Industrial shipping
                                                          containers
 Stoney Creek     Fibre drums                             Industrial shipping
                                                          containers
 Stoney Creek     Steel drums                             Industrial shipping
                                                          containers
 Stoney Creek     Research center and fibre drums         Industrial shipping
                                                          containers

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

Mexico

Estado de Mexico:
 Naucalpan
  de Juarez       Fibre drums                             Industrial shipping
                                                          containers

Item 2.    Properties  (concluded)

Note:  All properties are held in fee except as noted below:

Exceptions:
(1)  Lease expires December 15, 2001
(2)  Lease expires December 31, 2005
(3)  Lease expires September 30, 2002
(4)  Lease expires February 14, 2001
(5)  Lease expires April 30, 2001
(6)  Lease expires July 31, 2007
(7)  Lease expires June 30, 2003
(8)  Lease expires June 30, 2001
(9)  Lease expires March 31, 2004
(10) Lease expires January 31, 2001
(11) Lease expires December 31, 2004
(12) Lease expires August 31, 2005
(13) Lease expires February 28, 2003
(14) Lease expires September 30, 2003
(15) Lease expires November 30, 2001
(16) Lease expires August 31, 2002
(17) Lease expires June 30, 2001
(18) Lease expires December 31, 2004
(19) Lease expires July 31, 2003
(20) Lease expires April 30, 2006
(21) Lease expires December 31, 2001
(22) Lease expires September 30, 2006
(23) Lease expires June 30, 2001
(24) Lease expires January 31, 2002
(25) Lease expires February 28, 2002
(26) Lease expires January 31, 2002
(27) Lease expires October 7, 2001
(28) Lease expires August 31, 2002
(29) Lease expires April 14, 2001
(30) Lease operates month to month

   The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 322,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Ontario and Quebec in Canada.

Item 3.    Legal Proceedings

   The Company has no pending material legal proceedings.

   From time to time, various legal proceedings arise at Federal, State or Local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to sanctions of $100,000 or more.

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

Executive Officers and Certain Significant Employees of the Company

   The following information relates to executive officers of the Company
(elected annually):

                                                             Year first became
Name                      Age  Positions and offices         executive officer
Michael J. Gasser         49   Chairman of the Board         1988
                               of Directors and Chief
                               Executive Officer,
                               Chairman of the
                               Executive and Stock
                               Repurchase Committees
                               and member of the
                               Nominating Committee

William B. Sparks, Jr.    59   Director, President           1995
                               and Chief Operating
                               Officer, member of the
                               Executive Committee

Charles R. Chandler       65   Director, Vice                1996
                               Chairman, President of
                               Soterra LLC
                               (subsidiary company),
                               member of the
                               Executive Committee

Maureen A. Conley         42   Vice President, New           2000
                               Business Development

Kenneth E. Kutcher        48   Chief Financial               2001
                               Officer and Secretary

John S. Lilak             53   Executive Vice                1999
                               President,
                               Containerboard &
                               Corrugated Products

Joseph W. Reed            63   Vice President                1997

Michael L. Roane          45   Vice President, Human         1998
                               Resources


Executive Officers and Certain Significant Employees of the Company
(continued)

Name                      Age  Positions and offices        Year first became
                                                            executive officer

Michael J. Barilla        50   Vice President,              1999
                               Business Information
                               Services

John K. Dieker            37   Corporate Controller         1996

Sharon R. Maxwell         51   Assistant Secretary          1997

Philip R. Metzger         53   Treasurer                    1995


The following information relates to certain significant employees of the
Company:

Name                      Age  Positions and offices        Year first became
                                                            significant employee

Michael M. Bixby          57   Vice President,              1980
                               Strategic Accounts,
                               Industrial Shipping
                               Containers

Ronald L. Brown           53   Vice President, Sales        1996
                               and Marketing,
                               Industrial Shipping
                               Containers

Wayne R. Carlberg         57   Vice President,              1998
                               Marketing, Industrial
                               Shipping Containers

Elco Drost                55   President of Greif           1996
                               Bros. Canada Inc.
                               (subsidiary company)

Russell A Fazio           57   Vice President, Field        1998
                               Sales, Industrial
                               Shipping Containers

Michael A. Giles          50   Vice President,              1996
                               Manufacturing,
                               Containerboard Mill
                               Operations,
                               Containerboard &
                               Corrugated Products


Executive Officers and Certain Significant Employees of the Company
(continued)

Name                     Age   Positions and offices       Year first became
                                                           significant employee

C.J. Guilbeau            53    Vice President and          1986
                               Associate Director of
                               Manufacturing,
                               Industrial Shipping
                               Containers

Bruce J. Miller          45    Vice President, Sales       1998
                               and Marketing, and
                               General Manager,
                               Specialty Operations,
                               Containerboard &
                               Corrugated Products

Mark J. Mooney           43    Vice President,             1997
                               Packaging Solutions

William R. Mordecai      48    Vice President, Sales       1997
                               and Marketing,
                               Containerboard and
                               Paper, Containerboard
                               & Corrugated Products

Michael C. Patton        39    Vice President/General      2000
                               Manager,
                               Multiwall/Consumer Bag
                               Packaging,
                               Containerboard &
                               Corrugated Products

Kent P. Snead            55    Corporate Director of       1997
                               Strategic Projects

Karl Svendsen            59    Vice President,             1998
                               Manufacturing,
                               Industrial Shipping
                               Containers

Peter G. Watson          43    Vice President,             1999
                               Service Solutions, and
                               General Manager, Sheet
                               Plant Operations,
                               Containerboard &
                               Corrugated Products


Executive Officers and Certain Significant Employees of the Company
(continued)

Name                    Age    Positions and offices       Year first became
                                                           significant employee

Carl G. Wright          41     Vice President,             1999
                               Manufacturing, and
                               General Manager,
                               Corrugator Operations,
                               Containerboard &
                               Corrugated Products

Executive Officers and Certain Significant Employees of the Company
(continued)

   Except as indicated below, each person has served in his or her present capacity for at least five years.

   Mr. Charles R. Chandler was elected Vice Chairman during 1996. In addition, he was elected President of Soterra LLC during 1999. Prior to that time, and for more than five years, he served as President and Chief Operating Officer of Virginia Fibre Corporation, a former subsidiary of the Company.

   Ms. Maureen A. Conley was elected Vice President, New Business Development, in 2000. Prior to that time, she served as a senior management consultant for IBM Global Services for almost three years. During 1998, she was Director of Corporate Development for BioCrystal Limited. Prior to that time, and for more than five years, she served as Director of Administrative Services for the City of Columbus, Ohio.

   Mr. Kenneth E. Kutcher was elected Chief Financial Officer and
Secretary in 2001. During 1999 to 2001, Mr. Kutcher served as Chief Financial Officer of Celanese Chemicals in New Jersey. From 1997 to 1999, he served as Chief Financial Officer of Trevira, the polyester fiber unit of Hoechst AG. Prior to that time, and for more than five years, he served as Business Director, Filter Products, of Hoechst AG.

   Mr. John S. Lilak was elected Executive Vice President, Containerboard
& Corrugated Products, during 1999. During 1997 to 1999, Mr. Lilak served as General Sales and Marketing Manager, Kraft Paper and Board Division, for Union Camp Corporation. Prior to that time, and for more than five years, he served as Group General Manager, Container Division, of Union Camp.

   Mr. Joseph W. Reed was elected Vice President in 2001. During 1997 to 2000, he served as Chief Financial Officer and Secretary. Prior to that time, and for more than five years, he served as Senior Vice President, Finance and Administration - Chief Financial Officer of Pharmacia, Inc.

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

<page 16>

Executive Officers and Certain Significant Employees of the Company
(continued)

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

   Mr. Wayne R. Carlberg became Vice President, Marketing,
Industrial Shipping Containers, during 1998. Prior to that time, and for more than five years, he held the position of Sales Manager for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

   During 1996, Mr. Elco Drost became President of Greif Bros.
Canada Inc. (subsidiary company) and continues to serve in this capacity. Prior to that time, and for more than five years, he served as Vice President for the subsidiary company.

  Mr. Russell A. Fazio became Vice President, Field Sales,
Industrial Shipping Containers, during 1998. Prior to that time, and for more than five years, he held the position of Manager, Strategic Account Programs, for the Industrial Container Division of Sonoco Products Company, which was acquired on March 31, 1998.

   Mr. Michael A. Giles became Vice President, Manufacturing, Containerboard Mill Operations, Containerboard & Corrugated Products, in 1997. He was Executive Vice President of Virginia Fibre Corporation (now Greif Bros. Corporation of Virginia, subsidiary company) in 1996. Prior to that time, and for more than five years he served as Vice President of Manufacturing at the subsidiary company.

   Mr. C.J. Guilbeau became Vice President and Associate Director of Manufacturing, Industrial Shipping Containers, during 1997. During the past five years, he has served as Vice President of the Company.

   Mr. Bruce J. Miller became Vice President, Sales and Marketing, Specialty Operations, Containerboard & Corrugated Products, during 1998. In 1997 and early 1998, Mr. Miller served as Director, Vendor Management Programs, for the Industrial Shipping Containers segment. Prior to that time, and for more than five years, he served as a Vice President of Down River International, Inc. (former subsidiary company).

Executive Officers and Certain Significant Employees of the Company
(concluded)

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

   Mr. Michael C. Patton became Vice President/General Manager, Multiwall/Consumer Bag Packaging, Containerboard & Corrugated Products during 2000. During 1997 to 2000, Mr. Patton served as Director of Sales & Marketing, Flexible Packaging Division, of International Paper. Prior to that time, he served as Sales Manager, Consumer Packaging Group, Flexible Packaging Division of Union Camp Corporation, from 1995 to 1997.

   Mr. Kent P. Snead became Corporate Director of Strategic Projects during 1997. Prior to that time, and for more than the past five years, he served as the Engineering Manager for Virginia Fibre Corporation (former subsidiary company).

   Mr. Karl Svendsen became Vice President, Manufacturing,
Industrial Shipping Containers, during 1998. Prior to that time, he served as Vice President, Operating Resources, for the Industrial Container Division of Sonoco Products Company, acquired on March 30, 1998, for more than five years.

   Mr. Peter G. Watson became Vice President, Service Solutions, and General Manager, Sheet Plant Operations, Containerboard & Corrugated Products, during 1999. During 1996 to 1999, Mr. Watson served as Vice President and General Manager of Concept Packaging Group. Prior to that time, and for more than five years, he served as General Manager for Union Camp Corporation.

   Mr. Carl G. Wright became Vice President, Manufacturing, and
General Manager, Corrugator Operations, Containerboard & Corrugated Products, during 1999. During 1996 to 1999, Mr. Wright served as a Regional Manager within the Containerboard & Corrugated Products segment. Prior to that time, and for more than five years, he served as a General Manager within the business segment.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Security
 	         Holder Matters

   The Class A and Class B Common Stock are traded on the NASDAQ Stock Market under the symbols GBCOA and GBCOB, respectively.

   The financial information regarding the Company's two classes of common stock is included in Note 13 to the Consolidated Financial
Statements on pages 63-64 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

   The Company paid five dividends of varying amounts during its fiscal year computed on the basis described in Note 6 to the Consolidated Financial Statements on page 52 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which
Note is incorporated herein by reference. The annual dividends paid for the last three fiscal years are as follows:

   2000 fiscal year dividends per share - Class A $0.52; Class B $0.77 1999 fiscal year dividends per share - Class A $0.50; Class B $0.74 1998 fiscal year dividends per share - Class A $0.48; Class B $0.71


Item 6.    Selected Financial Data

   The 5-year selected financial data is as follows (Dollars in thousands, except per share amounts):

                              Years Ended October 31,

                     2000         1999         1998         1997        1996
Net sales            $929,861     $818,827     $814,432     $660,782    $644,744

Net income           $ 75,794     $ 51,373     $ 37,441     $ 22,526    $ 48,524

Total assets         $939,331     $910,986     $878,420     $594,217    $551,420

Long-term
 obligations         $235,000     $258,000     $235,000     $ 52,152    $ 25,203

Dividends per share:

Class A Common
 Stock               $   0.52     $   0.50     $   0.48     $   0.60    $   0.48

Class B Common
 Stock               $   0.77     $   0.74     $   0.71     $   0.89    $   0.71

Basic earnings per share:

Class A Common
 Stock               $   2.68     $   1.78     $   1.30     $   0.78    $   1.68

Class B Common
 Stock               $   4.01     $   2.67     $   1.94     $   1.17    $   2.52

Diluted earnings per share:

Class A Common
 Stock               $   2.67     $   1.78     $   1.29     $   0.78    $   1.68

Class B Common
 Stock               $   4.01     $   2.67     $   1.94     $   1.17    $   2.52


   The 2000, 1999 and 1998 amounts include the results of operations and assets of the industrial containers business acquired from Sonoco Products Company on March 30, 1998. The increase in long-term obligations in 1998 is a result of this acquisition.

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


Item 7.    Management's Discussion and Analysis of Financial Condition
 	         and Results of Operations

FINANCIAL DATA

   Presented below are certain comparative data illustrative of the following discussion of the Company's results of operations, financial condition and changes in financial condition (Dollars in thousands):

                                      2000           1999           1998
Net sales:
Industrial Shipping Containers        $476,327       $461,014       $409,424
Containerboard & Corrugated Products   408,856        333,681        391,707
Timber                                  44,678         24,132         13,301

      Total                           $929,861       $818,827       $814,432

Income before income taxes and equity
 in earnings of affiliates:
Industrial Shipping Containers       $ 40,323        $ 40,631       $ 31,593
Containerboard & Corrugated Products   65,942          34,742         53,498
Timber                                 46,503          25,240         18,432

      Total segment                   152,768         100,613        103,523
Corporate and other                   (52,314)        (33,255)       (20,475)
Restructuring costs                        --              --        (27,461)
      Income before income taxes
       and equity in earnings of
       affiliates                     100,454          67,358         55,587
Income taxes                          (38,027)        (26,740)       (22,483)
Equity in earnings of affiliates       13,367          10,755          4,337

      Net income                     $ 75,794        $ 51,373       $ 37,441

Current ratio                           3.3:1           3.0:1          2.6:1
Cash flows from operations           $117,229        $ 71,766       $ 76,862
Capital expenditures                 $ 78,833        $ 49,253       $ 38,093
Acquisitions                         $     --        $ 58,826       $182,895

RESULTS OF OPERATIONS

   The Company had record net sales and net income for the year ended October 31, 2000. Net sales were $929.9 million compared to the previous record of $818.8 million in 1999. Net income was $75.8 million compared to the previous record of $65.3 million in 1995. The 1995 results were largely the result of high containerboard prices.

Item 7.    Management's Discussion and Analysis of Financial Condition
 	         and Results of Operations (continued)

   Net sales for 2000 increased 13.6% to $929.9 million from $818.8 million last year. The record results were due to higher net sales in all of the Company's segments: Containerboard & Corrugated Products segment ($75.2 million), Industrial Shipping Containers segment ($15.3 million) and Timber segment ($20.5 million). The improvement in the Containerboard & Corrugated Products segment was primarily due to a 32.5% increase in the average sales price of containerboard in 2000 versus 1999.

   The record net income of $75.8 million compared to $51.4 million the prior year was attributable to stronger net sales and a reduction in the cost of products sold as a percentage of net sales. The other factors, net of tax effect, that contributed to the increase in net income, including gain on sale of timber properties ($2.9 million), equity in earnings of affiliates ($2.6 million), a lower effective tax rate ($1.8 million) and an increase in capitalized interest ($1.3 million), were partially offset by a decrease in the gain on disposals of properties, plants and equipment ($4.6 million).

   Historically, revenues or earnings may or may not be indicative of future operations because of various economic factors. As explained below, the Company is subject to the general economic conditions of its customers and the industry in which it operates.

   The Company's Industrial Shipping Containers segment, where products manufactured by the Company are purchased by other manufacturers and suppliers, is substantially subject to the general economic conditions of its customers and the industry in which it operates.

   Similarly, the Company's Containerboard & Corrugated Products segment is subject to general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competitors.

Net Sales

   Net sales increased $111.0 million or 13.6% in 2000 as compared to 1999.

   The Industrial Shipping Containers segment had an increase in net sales of $15.3 million or 3.3% due to an improvement in general market conditions, especially in the chemical industry, improved pricing to offset substantial raw material increases and regaining some of the lost sales volume resulting from plant closings and consolidation efforts. In addition, there has been an increase in activities related to container leasing and reconditioning.

Item 7.    Management's Discussion and Analysis of Financial Condition
 	         and Results of Operations (continued)

   The Containerboard & Corrugated Products segment had an increase in net sales of $75.2 million or 22.5% primarily due to a 32.5% increase in the average sales price of containerboard. In addition, there were $16.0 million of additional net sales from Great Lakes and Trend Pak which were acquired in 1999.

   The Timber segment had an increase in net sales of $20.5 million or 85.1% primarily due to a full year of net sales resulting from the timber marketing agreement with Bennett & Peters, Inc., forestry consultants and appraisers, initiated in May 1999. The timber marketing strategy is focused on active harvesting and regeneration of the Company's 281,000 acres of timber properties in the United States to achieve sustainable long-term yields on the Company's timberlands. Sales of timber are recorded as net sales, while sales of timber properties are included in other income.

   Net sales increased $4.4 million or 0.5% in 1999 as compared to 1998.

   The net sales of the Industrial Shipping Containers segment increased by $51.6 million or 12.6% in 1999 as compared to 1998. The increase was due primarily to the inclusion of a full year of net sales versus seven months of net sales related to the industrial containers business acquired from Sonoco on March 30, 1998. The increase was partially offset by a decline in general market conditions and lost sales volume due to plant closings and consolidation efforts.

   The net sales of the Containerboard & Corrugated Products segment decreased by $58.0 million or 14.8% in 1999 as compared to 1998. The decrease was due primarily to a change in the method of reporting net sales related to Michigan Packaging in 1999. The stock of Michigan Packaging was contributed to the CorrChoice joint venture on November 1, 1998.
CorrChoice is accounted for using the equity method of accounting (see Note 2 to the Consolidated Financial Statements). Accordingly, beginning in 1999, the net sales related to Michigan Packaging are not included in consolidated net sales. In 1998, Michigan Packaging had net sales of $109.2 million. This reduction was partially offset by the inclusion of $17.5 million in net sales related to the Great Lakes and Trend Pak acquisitions as well as the Company's net sales to CorrChoice.

   The net sales of the Timber segment increased by $10.8 million or 81.4% in 1999 as compared to 1998. The increase was primarily due to fourth quarter sales resulting from a timber marketing agreement initiated in May 1999.

Other Income

   Other income decreased $1.1 million in 2000 as compared to the prior year primarily due to $7.5 million less gains on the disposal of properties, plants and equipment. The decrease was partially offset by $4.6 million of additional gains on the sale of timber properties in the current year.

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

   Other income increased $2.1 million in 1999 as compared to 1998 primarily due to $6.2 million of additional gains on the disposal of properties, plants and equipment. The increase was partially offset by $3.9 million less gains on the sale of timber properties in 1999 versus 1998.

Cost of Products Sold

   Cost of products sold was $703.4 million, or 75.6% of net sales, in 2000 compared with $640.5 million, or 78.2% of net sales, in 1999. The improvement was primarily due to the higher Timber segment net sales in the current year. The timber sales of the Company have a very low cost associated with them. In addition, the cost of products sold, as a percentage of net sales, for the Containerboard & Corrugated Products segment decreased as a result of the higher sales prices of its products without a corresponding increase in the cost of products sold. The cost of products sold, as a percentage of net sales, decreased slightly for the Industrial Shipping Containers segment.

   Cost of products sold, as a percentage of net sales, decreased in 1999 compared to 1998 primarily due to the increase in timber sales. In addition, the cost of products sold, as a percentage of net sales, decreased slightly for the Industrial Shipping Containers and Containerboard & Corrugated Products segments.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses ("SG&A") remained constant at 13.8% of net sales for 2000 and 1999, despite increasing to $128.3 million in 2000 from $113.0 million in 1999. The increased expenditures primarily represent higher costs to support infrastructure improvements for current and future growth initiatives. In addition, $3.2 million of additional commission expense resulted from the sale of timber and timberlands in 2000. The increase was partially offset by a $2.9 million reduction in Year 2000 remediation expenses.

   The $22.7 million increase in SG&A in 1999 versus 1998 was primarily due to additional SG&A related to the industrial containers business acquired from Sonoco on March 30, 1998 as well as certain increased expenses in support of Company initiatives. In addition, contributing to the higher costs were $3.0 million of additional amortization expense related to recent acquisitions, $1.1 million in commitment fees related to the Company's revolving credit facility and $2.9 million of Year 2000 remediation expenses.

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

Restructuring Costs

   During the third quarter of 1998, the Company recognized a restructuring charge of $27.5 million resulting from a plan to consolidate eighteen of the Company's existing industrial shipping and corrugated container plants (see Note 4 to the Consolidated Financial Statements). During 2000 the remaining locations were closed and the restructuring reserves have been fully utilized.

Interest Expense

   The $1.4 million decrease in interest expense for 2000 versus 1999, which is included in Corporate and Other, was primarily due to $2.5 million of capitalized interest in 2000 compared to $0.4 million in 1999. The increase in capitalized interest relates to several large capital projects, including the management information system, a new steel drum line in LaPorte, Texas and a new corrugated container plant in Louisville, Kentucky. The decrease was partially offset by higher interest rates that prevailed throughout 2000 compared to the prior year.

   The $3.9 million increase in interest expense for 1999 versus 1998 was due to a higher average debt balance of $255.6 million during 1999 as compared to $182.1 million during 1998. The higher level of debt was the result of funds borrowed for the acquisition of the industrial containers business and the intermediate bulk containers business from Sonoco on March 30, 1998 and January 11, 1999, respectively. In addition, the purchase of Great Lakes and Trend Pak on April 5, 1999 increased the Company's outstanding debt.

   Income Before Income Taxes and Equity in Earnings of Affiliates

   Income before income taxes and equity in earnings of affiliates increased $33.1 million or 49.1% in 2000 as compared to 1999. The increase was primarily due to the significant improvement in net sales for the Containerboard & Corrugated Products and Timber segments. In addition, there were $4.6 million of additional gains on the sale of timber properties in 2000, and $1.4 million less in interest expense. The increases were partially offset by lower gains on the disposal of properties, plants and equipment.

   Income before income taxes and equity in earnings of affiliates increased $11.8 million or 21.2% in 1999 as compared to 1998 due to an increase in net sales in the Industrial Shipping Containers and Timber segments. In addition, there was a $27.5 million restructuring charge in 1998. Finally, there were $6.2 million of additional net gains on the sale of properties, plants and equipment. These increases were offset by the inclusion of Michigan Packaging's income before income taxes, which amounted to $10.2 million in 1998, in CorrChoice during 1999. The amounts were further offset by a reduction in gains on the sale of timber properties of $3.9 million and $3.9 million of additional interest expense.

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

Income Taxes

   During 2000, the effective tax rate was 37.9% as compared to 39.7% last year. The reduction, due to lower state and local taxes, had a positive effect on net income for the current year.

   The Company anticipates that it will be able to fully realize its recognized deferred tax assets based upon its projected taxable income.

Equity in Earnings of Affiliates

   Equity in earnings of affiliates, which includes the Company's share of CorrChoice's net income and Abzac-Greif's net income, increased $2.6 million or 24.3% over the prior year.

   The equity in earnings of affiliates during 1998 represents the Company's share of Ohio Packaging's net income. Ohio Packaging and Michigan Packaging were combined into the CorrChoice joint venture on November 1, 1998. Therefore, the amounts reflected in the periods presented are not comparable due to the different entities and ownership interests of the Company (see Note 2 to the Consolidated Financial Statements).

Net Income and Earnings Per Share

   Based on the foregoing, net income increased $24.4 million or 47.5% to $75.8 million in 2000 from $51.4 million in 1999. Diluted earnings per share of the Class A and Class B Common Stock were $2.67 and $4.01, respectively, in 2000. Diluted earnings per share of the Class A and Class B Common Stock were $1.78 and $2.67, respectively, in 1999.

   Net income increased to $51.4 million for 1999 versus $37.4 million in 1998 due to the reasons previously stated. Diluted earnings per share were $1.78 and $2.67 for the Class A and Class B Common Stock, respectively, in 1999 compared with $1.29 and $1.94 for the Class A and Class B Common Stock, respectively, in 1998.

Timber Properties Transactions

   On December 21, 2000, Soterra LLC, a wholly-owned subsidiary of the Company, sold certain hardwood timberlands to a third party situated in Arkansas, Mississippi and Louisiana for approximately $44 million. As such, the Company recognized a gain of approximately $43 million during the first quarter of 2001 related to this transaction. In addition, an agreement to sell other hardwood timberlands for approximately $30 million in March 2001 was signed in December 2000. A total of approximately 65,000 acres of timber properties were sold or will be sold as a result of these transactions.

Item 7.    Management's Discussion and Analysis of Financial Condition
	          and Results of Operations (continued)

   In a separate transaction on December 21, 2000, Soterra LLC purchased certain softwood timberlands from a third party situated in Louisiana for approximately $43 million. In a related agreement signed in December 2000, the Company agreed to purchase other softwood timberlands for approximately $43 million in March 2001. A total of approximately 63,000 acres of timber properties were purchased or will be purchased as a result of these transactions.

LIQUIDITY AND CAPITAL RESOURCES

   As indicated in the Consolidated Financial Statements and in the financial data set forth above, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

   The Company's financial strength is important to continue to achieve the following goals:

a. To protect the assets of the Company and the intrinsic value of shareholders' equity in periods of adverse economic conditions.
b. To respond to any large and presently unanticipated cash demands that might result from future adverse events.
c. To be able to benefit from new developments, new products and new opportunities in order to achieve the best results for the Company's shareholders.
d. To continue to pay competitive compensation, including the ever-increasing costs of employee benefits, to Company employees who produce the results for the Company's shareholders.
e. To replace and improve plants and equipment. When plants and production machinery must be replaced, either because of condition or to obtain the cost-reducing potential of technological improvements required to remain a low-cost producer in the highly competitive environment in which the Company operates, the cost of new plants and machinery are often significantly higher than the historical cost of the items being replaced.

   Management believes that the present financial strength of the Company will be sufficient to achieve these goals.

Investments in Business Expansion

   During 2000, the Company invested $79 million in capital additions. During the last three years, the Company has invested $408 million in capital additions and acquisitions.

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

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

Planned Business Expansion

   On October 27, 2000, as amended on January 5, 2001, the Company signed a definitive agreement to purchase Van Leer Industrial from Huhtamaki for $555 million less the amount of Van Leer Industrial's debt and certain other obligations as of the closing date (see Note 14 to the Consolidated Financial Statements). Van Leer Industrial is a leading worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, as well as intermediate bulk containers and closure systems with operations in over 40 countries. The transaction is expected to be completed during the first quarter of calendar 2001 subject to regulatory and other approvals. The Company expects to finance the acquisition through additional long-term borrowings and is currently negotiating the terms and conditions of such financing, but no definitive agreement has been reached.

Balance Sheet Changes

   The decrease of $5.1 million in trade accounts receivable in 2000 was due to the delay in agricultural sales in the Industrial Shipping
Containers segment during 1999 from the third quarter to the fourth quarter.

   The decrease of $8.0 million in inventory in 2000 was due to the closing of plants as a result of the 1998 restructuring plan.

   Goodwill has been reduced primarily as a result of ongoing amortization expense.

   The investment in affiliates balance represents the Company's investment in the CorrChoice joint venture and the Abzac-Greif venture. The increase in 2000 as compared to 1999 was due to the Company's share of CorrChoice's and Abzac-Greif's net income, net of dividends received. The Company received a $2.4 million dividend from CorrChoice in 2000.

   The decrease of $7.4 million in other long-term assets was primarily due to the cash receipts and additional reserve on certain notes receivable during 2000.

   The reduction in the restructuring reserves was primarily due to the payments of severance and other costs of closing the plants included in the 1998 restructuring reserves.

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

   The decrease in long-term obligations was due to prepayments on the Company's long-term obligations.

Other Liquidity Matters

   During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively
service the Company's customers.   The ultimate cost of this project is
dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of October 31, 2000, the Company has spent approximately $27 million towards this project. While this program is not complete, especially with regard to the manufacturing and sales modules, the centralized finance module is in place. As such, amortization has begun on approximately $10 million of this amount. The capitalized costs of the project are being amortized on a straight-line basis over a seven-year period.

   In addition to the new management information system, as described above, the Company has approved future purchases of approximately $17 million. These purchases are primarily to replace and improve equipment.

   Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

   In February 1999, the Board of Directors of the Company authorized a one million share stock repurchase program. During 2000, the Company repurchased 163,737 shares, including 137,200 Class A common shares and 26,537 Class B common shares. As of October 31, 2000, the Company had repurchased 559,910 shares, including 405,476 Class A common shares and 154,434 Class B common shares. The total cost of the shares repurchased during 1999 and 2000 was $16 million.

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations (continued)

EFFECTS OF INFLATION

   The effects of inflation did not have a material impact on the Company's operations during 2000, 1999 or 1998.

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

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

   The Company is subject to interest rate risk related to its financial instruments which include borrowings under its $325 million revolving credit facility and interest rate swap agreements with an aggregate notional amount of $130 million. The Company does not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage the Company's exposure to its variable rate borrowing.

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
                          (Dollars in millions)


                                  Expected Maturity Date
                                                             There-        Fair
                         2001   2002   2003     2004   2005  after  Total  Value
Revolving credit facility:
Variable rate           $ --    $ --   $235(a)  $ --   $ --  $ --   $ 235  $ 235
Average interest rate                 6.99%(b)

Interest rate swaps:
Variable to fixed rates $ 30    $ 10   $ 20     $ 10   $ 10  $ 50   $ 130  $   3
Average pay rate        5.53%   6.15%  6.15%    6.15%  6.15% 6.15%  6.01%
Average receive rate (c)6.72%   6.72%  6.72%    6.72%  6.72% 6.72%  6.72%

(a) Includes $235 million of borrowings under the $325 million unsecured revolving credit facility which expires in 2003. The Company has the option under the credit facility to repay borrowings prior to 2003 or to request an extension.

(b) Variable rate specified is based on the prime rate or LIBOR rate plus a calculated margin at October 31, 2000. Interest is paid and reset quarterly.

(c) The average receive rate is based upon the LIBOR rate at October 31, 2000. The rates presented are not intended to project the Company's expectations for the future.

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


Item 8.    Financial Statements and Supplementary Data

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)

     For the years ended October 31,       2000         1999         1998
Net sales                                  $929,861     $818,827     $814,432
Other income, net                            16,766       17,834       15,718
                                            946,627      836,661      830,150

Cost of products sold                       703,391      640,473      644,892
Selling, general and administrative
 expenses                                   128,301      112,995       90,282
Restructuring costs                              --           --       27,461
Interest expense                             14,481       15,835       11,928
                                            846,173      769,303      774,563
  Income before income taxes and
   equity in earnings of affiliates         100,454       67,358       55,587

Income taxes                                 38,027       26,740       22,483
  Income before equity in earnings of
   affiliates                                62,427       40,618       33,104

Equity in earnings of affiliates             13,367       10,755        4,337

   Net income                              $ 75,794     $ 51,373     $ 37,441


Basic earnings per share:

  Class A Common Stock                     $   2.68     $   1.78     $   1.30
  Class B Common Stock                     $   4.01     $   2.67     $   1.94

Diluted earnings per share:

  Class A Common Stock                     $   2.67     $   1.78     $   1.29
  Class B Common Stock                     $   4.01     $   2.67     $   1.94

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

              GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands)


                 ASSETS
                                   October 31,         2000          1999
CURRENT ASSETS
   Cash and cash equivalents                            $ 13,388      $  8,935
   Canadian government securities                             --         5,314
   Trade accounts receivable - less allowance of
     $2,293 ($2,456 in 1999)                             119,645       124,754
   Income tax receivable                                  14,343            --
   Inventories                                            42,741        50,706
   Deferred tax asset                                      2,216         6,857
   Net assets held for sale                                8,495         6,462
   Prepaid expenses and other                             12,315        14,270
     Total current assets                                213,143       217,298

LONG-TERM ASSETS
   Goodwill - less amortization                          136,284       142,977
   Investment in affiliates                              136,374       124,360
   Other long-term assets                                 17,868        25,218
                                                         290,526       292,555

PROPERTIES, PLANTS AND EQUIPMENT - at cost
   Timber properties - less depletion                     21,518         9,925
   Land                                                   12,330        12,280
   Buildings                                             133,591       124,594
   Machinery and equipment                               521,685       491,533
   Capital projects in progress                           23,354        40,651
                                                         712,478       678,983
   Accumulated depreciation                             (276,816)     (277,850)
                                                         435,662       401,133

                                                        $939,331      $910,986

See accompanying Notes to Consolidated Financial Statements.


Item 8.    Financial Statements and Supplementary Data (continued)

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   October 31,        2000            1999
CURRENT LIABILITIES
   Accounts payable                                   $ 45,075        $ 46,703
   Accrued payrolls and employee benefits               11,216          10,154
   Restructuring reserves                                   --           5,157
   Other current liabilities                             8,656          10,017
     Total current liabilities                          64,947          72,031

LONG-TERM LIABILITIES
   Long-term obligations                               235,000         258,000
   Deferred tax liability                               58,895          48,960
   Postretirement benefit liability                     20,095          21,154
   Other long-term liabilities                          17,880          22,859
     Total long-term liabilities                       331,870         350,973

SHAREHOLDERS' EQUITY
   Capital stock, without par value                     10,383          10,207
     Class A Common Stock:
       Authorized 32,000,000 shares;
       issued 21,140,960 shares;
       outstanding 10,523,196 shares
       (10,653,396 shares in 1999)
     Class B Common Stock:
       Authorized and issued 17,280,000 shares;
       outstanding 11,847,359 shares
       (11,873,896 shares in 1999)

   Treasury stock, at cost                             (57,894)        (52,940)
     Class A Common Stock: 10,617,764 shares
      (10,487,564 shares in 1999)
     Class B Common Stock: 5,432,641 shares
      (5,406,104 shares in 1999)

   Retained earnings                                   598,301         537,126

   Accumulated other comprehensive income
    - foreign currency translation                      (8,276)         (6,411)
                                                       542,514         487,982

                                                      $939,331        $910,986

See accompanying Notes to Consolidated Financial Statements.


Item 8.    Financial Statements and Supplementary Data (continued)

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

      For the years ended October 31,          2000       1999        1998
Cash flows from operating activities:
  Net income                                   $ 75,794   $ 51,373    $ 37,441
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation, depletion and amortization     45,222     42,360      39,686
    Equity in earnings of affiliates, net of
     dividends received                         (10,976)   (10,755)     (4,337)
    Deferred income taxes                        13,548     15,815        (964)
    Gain on disposals of properties, plants
     and equipment, net                            (502)    (7,962)     (1,747)
  Increase (decrease) in cash from changes in
   certain assets and liabilities, net of
   effects from acquisitions:
    Trade accounts receivable                     5,109    (21,578)     (4,271)
    Income tax receivable                       (14,343)        --          --
    Inventories                                   7,965     11,046      (2,794)
    Prepaid expenses and other                    1,955      2,846      (1,367)
    Other long-term assets                        6,579      2,597      (5,447)
    Accounts payable                             (1,628)     3,534       1,362
    Accrued payrolls and employee benefits        1,062        307      (2,729)
    Restructuring reserves                       (5,157)   (23,882)     17,858
    Other current liabilities                    (1,361)    (1,858)      6,288
    Postretirement benefit liability             (1,059)       591      (1,765)
    Other long-term liabilities                  (4,979)     7,332        (352)
 Net cash provided by operating activities      117,229     71,766      76,862
Cash flows from investing activities:
  Acquisitions of companies, net of cash
   acquired                                          --    (74,233)   (186,472)
  Disposals of investments in government
   securities                                     5,314      1,340          --
  Purchases of properties, plants and equipment (78,833)   (49,253)    (38,093)
  Proceeds on disposals of properties, plants
   and equipment                                  4,672     18,874       3,041
 Net cash used in investing activities          (68,847)  (103,272)   (221,524)
Cash flows from financing activities:
  Proceeds from issuance of long-term
   obligations                                      --      54,500     271,000
  Payments on long-term obligations             (23,000)   (31,500)    (88,152)
  Debt issuance costs                                --         --        (410)
  Acquisitions of treasury stock                 (4,968)   (11,102)         --
  Exercise of stock options                         190        291         207
  Dividends paid                                (14,619)   (14,315)    (13,756)
 Net cash (used in) provided by financing
  activities                                    (42,397)    (2,126)    168,889
Effects of exchange rates on cash                (1,532)     1,238        (617)
Net increase (decrease) in cash and cash
  equivalents                                     4,453    (32,394)     23,610
Cash and cash equivalents at beginning of year    8,935     41,329      17,719
Cash and cash equivalents at end of year       $ 13,388   $  8,935    $ 41,329

See accompanying Notes to Consolidated Financial Statements.


Item 8.    Financial Statements and Supplementary Data (continued)

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           (Dollars and shares in thousands, except per share amounts)

                                                     Accumulated
                                                     Other
          Capital Stock   Treasury Stock   Retained  Comprehensive Shareholders'
          Shares  Amount  Shares  Amount   Earnings  Income        Equity
Balance at
November 1,
1997      22,902  $ 9,739 15,519 $(41,868) $476,383  $(5,283)      $438,971
Net income                                   37,441                  37,441
Other
 comprehensive
 income -
 foreign
 currency
 translation                                          (2,761)        (2,761)
Comprehensive
 income                                                              34,680
Dividends paid
 (Note 6):
 Class A - $0.48                             (5,235)                 (5,235)
 Class B - $0.71                             (8,521)                 (8,521)
Stock options
 exercised     9      197     (9)      10                               207

Balance at
October 31,
1998      22,911  $ 9,936 15,510 $(41,858) $500,068  $(8,044)      $460,102
Net income                                   51,373                  51,373
Other
 comprehensive
 income -
 foreign
 currency
 translation                                           1,633          1,633
Comprehensive
 income                                                              53,006
Dividends paid
 (Note 6):
 Class A - $0.50                             (5,435)                 (5,435)
 Class B - $0.74                             (8,880)                 (8,880)
Treasury shares
 acquired   (396)            396  (11,102)                          (11,102)
Stock options
 exercised    12      271    (12)      20                               291

Balance at
October 31,
1999      22,527  $10,207 15,894 $(52,940) $537,126  $(6,411)      $487,982
Net income                                   75,794                  75,794
Other
 comprehensive
 income -
 foreign
 currency
 translation                                          (1,865)        (1,865)
Comprehensive
 income                                                              73,929
Dividends paid
 (Note 6):
 Class A - $0.52                             (5,492)                 (5,492)
 Class B - $0.77                             (9,127)                 (9,127)
Treasury shares
 acquired   (163)            163   (4,968)                           (4,968)
Stock options
 exercised     7      176     (7)      14                               190

Balance at
October 31,
2000      22,371  $10,383 16,050 $(57,894) $598,301  $(8,276)      $542,514

See accompanying Notes to Consolidated Financial Statements.

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

The Business

   Greif Bros. Corporation and its subsidiaries (the "Company") principally manufacture industrial shipping containers and containerboard and corrugated products which it sells to customers in many industries primarily in the United States, Canada and Mexico. The Company has over 70 operating locations in the United States, Canada and Mexico. In addition, the Company owns timber properties which are harvested and regenerated in the United States and Canada.

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

   There are approximately 4,800 employees of the Company at October 31, 2000.

Basis of Consolidation

   The Consolidated Financial Statements include the accounts of Greif Bros. Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, expected useful lives assigned to properties, plants and equipment and goodwill, restructuring reserves, postretirement benefits, income taxes and contingencies. Actual amounts could differ from those estimated.

Revenue Recognition

   Revenue is recognized when title passes to customers or services have been rendered, with appropriate provision for returns and allowances.

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

Cash and Cash Equivalents

   The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements of $3,607,000 in 2000
($1,391,000 in 1999).

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


Item 8.    Financial Statements and Supplementary Data (continued)

Inventories

   Inventories are stated at the lower of cost (principally on last-in, first-out basis) or market. The inventories are comprised as follows at October 31 (Dollars in thousands):

                                      2000              1999

Finished goods                        $16,494           $16,306
Raw materials and work-
  in-process                           63,630            72,270

                                       80,124            88,576

Reduction to state inventories
  on last-in, first-out basis         (37,383)          (37,870)

                                      $42,741           $50,706


Properties, Plants and Equipment

   Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

                                            Years
                Buildings                   30-45
                Machinery and equipment      3-19

   Depreciation expense was $37,299,000 in 2000, $35,237,000 in 1999 and
$35,585,000 in 1998. Expenditures for repairs and maintenance are charged to expense as incurred.

   Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

   When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

Net Assets Held for Sale

   Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of October 31, 2000 and October 31, 1999, there were twelve and nine locations held for sale, respectively, the majority of which were the result of the 1998 restructuring plans (see Note 4). The net sales and loss before income tax benefit of these locations were $16,006,000 and $2,557,000, respectively, during 2000. The net sales and loss before income tax benefit of these locations were $22,132,000 and $1,762,000, respectively, during 1999. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company's intention to complete the sales within the upcoming year.

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

Goodwill

   Goodwill is amortized on a straight-line basis over fifteen or twenty-five year periods. The weighted average period of goodwill amortization is twenty-three years. Amortization expense was $7,021,000 in 2000, $6,482,000 in 1999 and $3,547,000 in 1998. Accumulated amortization was $18,102,000 at October 31, 2000 ($11,081,000 at October 31, 1999).

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

Financial Instruments

   The carrying amounts of cash and cash equivalents, Canadian government securities and long-term obligations approximate their fair values. The carrying amounts of interest rate swap agreements are zero at October 31, 2000 and $2,000 at October 31, 1999. The fair values of interest rate swap agreements are $2,606,000 at October 31, 2000 and $2,738,000 at October 31, 1999.

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


Item 8.    Financial Statements and Supplementary Data (continued)

   The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                    For the years ended October 31,
                                    2000         1999         1998
Class A Common Stock:
Basic earnings per share            10,557,935   10,882,081   10,905,692
Assumed conversion of stock
 options                                41,600       19,229       69,014

Diluted earnings per share          10,599,535   10,901,310   10,974,706

Class B Common Stock:
Basic and diluted earnings per
 share                              11,852,602   11,989,605   12,001,793


   There are 370,090 options that are antidilutive for 2000 (496,789 for 1999 and 12,000 for 1998).

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

Reclassifications

   Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Recent Accounting Standards

   The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," in June 2000, which are effective for all quarters of 2001 for the Company. The statements require that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company's interest rate swap agreements are considered cash flow hedges under SFAS No. 133. Therefore, on November 1, 2000, the Company recorded an asset for an interest rate swap contract in the amount of $2,606,000. A credit, in the same amount, was recorded as accumulated other comprehensive income.

   In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which is effective in the fourth quarter of 2001 for the Company. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not believe that SAB No. 101 will have a material impact on the results of operations.

NOTE 2 - ACQUISITIONS AND OTHER INVESTMENTS

CorrChoice Joint Venture

   On November 1, 1998, the Company entered into a Joint Venture
Agreement with RDJ Holdings Inc. ("RDJ") and a minority shareholder of a subsidiary of Ohio Packaging Corporation (the "Minority Shareholder") to form CorrChoice, Inc. ("CorrChoice"). Pursuant to the terms of the Joint Venture Agreement, the Company contributed all of its stock of Michigan Packaging Company ("Michigan Packaging") and Ohio Packaging Corporation ("Ohio Packaging") in exchange for a 63.24% ownership interest in CorrChoice. RDJ and the Minority Shareholder contributed all of their stock of Ohio Packaging and its subsidiaries in exchange for a 36.76% ownership interest in CorrChoice. The contribution of the Michigan Packaging stock and the Ohio Packaging stock was recorded by the Company at book value with no gain or loss recognized in accordance with Emerging Issues Task Force ("EITF") No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value."

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

   Prior to the formation of the CorrChoice joint venture, the Company accounted for its investment in Ohio Packaging's non-voting stock under the cost method of accounting because the Company did not have significant influence over the operations of Ohio Packaging. Because the Company's investment in the common stock of Ohio Packaging that previously was accounted for by the cost method became qualified for use of the equity method (through the Company's ownership interest in CorrChoice), effective November 1, 1998 the Company's investment in Ohio Packaging, results of operations and retained earnings were retroactively restated in the Company's 1999 Annual Report in accordance with Accounting Principles Board Opinion ("APBO") No. 18, "The Equity Method of Accounting for Investments in Common Stock," to account for the Company's ownership interest in Ohio Packaging under the equity method.

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

   The acquisition of the IBC business, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $15,677,000 and $1,234,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $23,804,000 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over twenty-five years based on careful consideration regarding the age of the acquired business, its customers and the risk of obsolescence of its products.

Great Lakes and Trend Pak Acquisitions

   On April 5, 1999, the Company purchased the common stock of Great Lakes Corrugated Corp. ("Great Lakes") and Trend Pak, Inc. ("Trend Pak") from their shareholders for $20,813,000 in cash. In addition, the Company paid $107,000 in legal and professional fees related to the acquisition.

   The acquisitions of Great Lakes and Trend Pak, included in operating results from the acquisition date, were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $14,770,000 and $5,895,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $12,045,000 was recorded as goodwill. The goodwill is being amortized on a straight-line basis over fifteen years based on careful consideration regarding the age of the acquired businesses, their customers and the risk of obsolescence of their products.

Abzac-Greif Investment

   During June 1999, Greif Bros. Canada Inc., a wholly-owned Canadian subsidiary of the Company, exchanged its spiral core manufacturing assets with Abzac S.A., a privately held company in France ("Abzac"), for a 49% equity interest in Abzac's fibre drum business (known as "Abzac-Greif"). The effective date of the transaction was January 1, 1999. The investment in Abzac-Greif of $2.0 million has been recorded using the equity method of accounting.

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

   As consideration for the shares of KMI, SPD, GBC Holding and Fibro Tambor and the membership interest of Sonoco in TPS, the Company paid $182,895,000 in cash. In addition, the Company paid $1,218,000 in legal and professional fees related to the acquisition. The acquisition was funded through new long-term obligations (see Note 5).

   The acquisition of the industrial containers business from Sonoco, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $127,004,000 and $42,561,000, respectively. The excess of the purchase price over the fair values of the net assets acquired of $99,670,000 was recorded as goodwill. During 1999, the Company adjusted its purchase price allocation which resulted in a $10,065,000 reduction in goodwill and acquisition liabilities. The decrease was due to the termination of certain postretirement benefits of $6,694,000 and an adjustment to the restructuring liability of $3,371,000. The goodwill is being amortized on a straight-line basis over twenty-five years based on careful consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products.

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

NOTE 3 - INVESTMENT IN AFFILIATES

   The Company has investments in CorrChoice (63.24%) and Abzac-Greif
(49%) which are accounted for on the equity method. The Company's share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of $2,391,000 in 2000.

   The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $5,177,000 at October 31, 2000 is being amortized over a fifteen-year period.

   The summarized unaudited financial information below represents the combined financial position and results of the Company's unconsolidated affiliates accounted for by the equity method (Dollars in thousands):

                                               As of and for the
                                                  years ended
                                                  October 31,
                                               2000         1999
Current assets                                 $127,106     $118,821
Long-term assets                               $102,901     $ 97,225
Current liabilities                            $ 14,653     $ 19,501
Long-term liabilities                          $  8,790     $  8,238

Net sales                                      $299,086     $251,638
Gross profit                                   $ 54,399     $ 43,433
Operating income                               $ 34,590     $ 31,090
Net income                                     $ 22,964     $ 17,570

NOTE 4 - 1998 RESTRUCTURING PLANS

   During the third quarter of 1998, the Company approved a plan to consolidate some of its locations in order to improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Eighteen existing fibre drum, steel drum and corrugated container plants were identified to be closed. The plants were located in Alabama, Georgia, Illinois, Kansas, Maryland, Massachusetts, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee and Texas. As a result, the Company recognized a pretax restructuring charge of approximately $27.5 million, consisting of $20.9 million in employee separation costs (approximately 500 employees) and $6.6 million in other costs. The $6.6 million in other costs included $2.5 million for the impairment of long-lived assets due to the significant reduction in the remaining useful lives of the assets resulting from the decision to exit or close the facilities and other exit costs expected to be incurred after operations had ceased to maintain the facilities ($1.9 million) and remove the equipment ($2.2 million). The Company has sold or is planning to sell its seventeen owned facilities. The lease has been terminated on the remaining plant. Subsequent to the recognition of the restructuring charge, the Company did incur additional costs to relocate machinery and equipment and employees upon the closure of these plants.

   The amounts charged against this restructuring reserve during the years ended October 31, 1999 and 2000 are as follows (Dollars in thousands):

                             Balance              Balance             Balance
                               at                   at                  at
                             10/31/98   Activity  10/31/91  Activity  10/31/00
Cash charges:
  Employee separation costs  $17,735    $(15,627) $2,108    $(2,108)  $     --
Cash and non-cash charges:
  Impairment of long-lived
  assets and other exit
  costs                        7,012      (5,571)  1,441     (1,441)        --

                             $24,747    $(21,198) $3,549    $(3,549)  $     --

   The restructuring reserve activity in the preceding table includes the following non-cash charges for 1999: $1.0 million of accrued employee separation costs related to employees that were terminated as of October 31, 1999 were reclassified to accrued compensation costs; and a $1.4 million charge for the impairment of long-lived assets was reclassified as a valuation account recorded net against the related fixed asset accounts. For 2000, $0.1 million of accrued employee separation costs related to employees that have been terminated during October 31, 2000 have been reclassified to accrued compensation costs.

   During the years ended October 31, 1999 and 2000, 299 and 68 employees, respectively, were terminated in accordance with this restructuring plan. As of October 31, 2000, there were a total of 471 employees that had been terminated and provided severance benefits under this restructuring plan.

   In addition, in connection with the 1998 acquisition of the industrial containers business from Sonoco and the consolidation plan, five locations purchased as part of the acquisition were identified to be closed. The locations were located in California, Georgia, Missouri and New Jersey.
The plan to close or consolidate these locations was being formulated at the date of acquisition. Accordingly, the Company recognized a $9.5 million restructuring liability in its purchase price allocation related to these locations during the second quarter of 1998. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $6.1 million in employee separation costs (approximately 150 employees), $1.2 million in lease termination costs and $2.2 million in other exit costs. The $2.2 million in other exit costs included amounts expected to be incurred after operations had ceased to maintain the facilities ($1.0 million), remove the equipment ($0.5 million) and other closing costs ($0.7 million). The Company has sold or is planning to sell three of these locations. The leases have been terminated on the remaining two locations.

   The amounts charged against this restructuring reserve during the years ended October 31, 1999 and 2000 are as follows (Dollars in thousands):

                            Balance             Balance             Balance
                              at                  at                  at
                            10/31/98  Activity  10/31/99  Activity  10/31/00
Cash charges:
 Employee separation costs  $5,722    $(4,114)  $1,608    $(1,608)  $    --
 Lease termination costs     1,183     (1,183)      --         --        --
Cash and non-cash charges:
 Other exit costs              759       (759)      --         --        --

                            $7,664    $(6,056)  $1,608    $(1,608)  $    --

   The restructuring reserve activity in the preceding table includes the following non-cash charges for 1999: $0.3 million of accrued employee separation costs related to employees that were terminated as of October 31, 1999 were reclassified to accrued compensation costs; and an adjustment of $3.4 million was recorded as a reduction to goodwill in accordance with EITF No. 95-3 because the ultimate cost was less than the amount initially recorded in the purchase price allocation. For 2000, $0.2 million of accrued employee separation costs related to employees that have been terminated during October 31, 2000 have been reclassified to accrued compensation costs.

   During the years ended October 31, 1999 and 2000, 89 and 44 employees, respectively, were terminated in accordance with this restructuring plan. As of October 31, 2000, there were a total of 140 employees that had been terminated and provided severance benefits under this restructuring plan.

NOTE 5 - LONG-TERM OBLIGATIONS

   On March 30, 1998, the Company entered into a credit agreement with various financial institutions, as banks, and KeyBank National Association, as agent, which provides a revolving credit facility of up to $325 million. The Company is required to pay a facility fee each quarter equal to .025% to .050% of the total commitment amount based upon the Company's leverage ratio. As of October 31, 2000, the Company had borrowed $235 million primarily to fund acquisitions and to consolidate all of the Company's other long-term borrowings. The interest rate is either based on the prime rate or LIBOR rate plus a calculated margin amount (.275% at October 31, 2000). Interest resets on a quarterly basis. At October 31, 2000, the interest rate is 6.99%. The revolving credit loans are due on March 31, 2003, however, management intends to extend a portion of the debt beyond that date.

   At October 31, 2000, the Company had outstanding $7.9 million in letters of credit under the credit agreement. The quarterly fee related to these letters of credit is .03% of the outstanding amount plus a calculated margin (.275% at October 31, 2000).

   The revolving credit facility contains certain covenants. Under the most restrictive of these covenants, the Company is required to maintain a certain leverage ratio, sufficient coverage of interest expense and a minimum net worth. In addition, the Company is limited with respect to additional debt. At October 31, 2000, the Company was in compliance with these covenants.

   During 1998, the Company entered into an interest rate swap agreement with an original notional amount of $140 million which periodically reduces through the expiration date of March 30, 2008 ($110 million at October 31, 2000). The Company entered into another swap agreement during 1998 with a notional amount of $20 million expiring on October 31, 2001. The interest rate swaps were entered into to manage the Company's exposure to its variable rate debt. Under the agreements, the Company receives interest quarterly from the counterparty equal to the LIBOR rate and pays interest quarterly to the counterparty at a fixed rate of 6.15% and 5.22% for the $110 million and $20 million swap agreements, respectively. The differentials to be currently paid or received under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable. The adjustment to interest expense resulting from the differentials was a decrease of $438,000 during 2000, and increases of $1,414,000 and $348,000 during 1999 and 1998, respectively.

   Annual maturities of long-term obligations are $235 million in 2003.

   During 2000, the Company paid $16,605,000 of interest ($15,472,000 in 1999 and $11,500,000 in 1998) related to its long-term obligations. Interest of $2,501,000 in 2000, $377,000 in 1999 and $344,000 in 1998 was
capitalized.

   The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $8,296,000 in 2001, $6,023,000 in 2002, $4,345,000 in 2003, $3,023,000 in 2004, $2,906,000 in 2005 and
$4,019,000 thereafter.  Rent expense was $13,986,000 in 2000, $12,456,000 in 1999 and $8,615,000 in 1998.

NOTE 6 - CAPITAL STOCK

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

NOTE 7 - STOCK OPTIONS

   In 2000, the Company adopted a Nonstatutory Stock Option Plan ("2000 Plan") which provides the discretionary granting of nonstatutory options to key employees. In addition, the Company has an Incentive Stock Option Plan ("Option Plan") which provides the discretionary granting of incentive stock options to key employees and nonstatutory options for non-employees. The aggregate number of the Company's Class A Common Stock options which may be granted under the Option Plan and 2000 Plan may not exceed 1,000,000 shares and 200,000 shares, respectively. Under the terms of the plans, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable two years after date of grant. Options expire ten years after date of grant.

   The Directors' Stock Option Plan ("Directors' Plan") provides the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock options which may be granted may not exceed 100,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value on the date options are granted and become exercisable immediately. Options expire ten years after date of grant.

   In 2000, 142,000 stock options and 163,730 stock options were granted under the Option Plan and 2000 Plan, respectively, at option prices ranging from $29.00 to $29.88 per share. Under the Directors' Plan, 10,000 options were granted to outside directors with option prices of $29.88 per share.

   In 1999, 225,452 stock options were granted under the Option Plan with option prices of $24.25 per share. Under the Directors' Plan, 10,000 options were granted to outside directors with option prices of $26.81 per share.

   In 1998, 206,275 stock options were granted under the Option Plan with option prices of $31.75 per share. Under the Directors' Plan, 12,000 options were granted to outside directors with option prices of $36.53 per share.

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

                                           For the years ended
                                               October 31,

                                          2000      1999       1998
Net income                                $73,990   $49,787    $36,055

Basic earnings per share:
 Class A Common Stock                     $  2.62   $  1.73    $  1.25
 Class B Common Stock                     $  3.91   $  2.58    $  1.87

Diluted earnings per share:
 Class A Common Stock                     $  2.61   $  1.73    $  1.25
 Class B Common Stock                     $  3.91   $  2.58    $  1.87


   The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

                                          2000       1999      1998
Dividend yield                             1.70%      1.90%     1.36%
Volatility rate                           27.50%     25.10%    22.00%
Risk-free interest rate                    6.05%      6.15%     5.36%
Expected option life                      6 years    6 years   6 years



Item 8.    Financial Statements and Supplementary Data (continued)

   The fair value of shares granted in 2000, 1999 and 1998 were $9.49, $7.33 and $9.08, respectively, as of grant date. Stock option activity was as follows (Shares in thousands):

                           2000             1999	             1998

                         Weighted          Weighted          Weighted
                         Average           Average           Average
                         Exercise          Exercise          Exercise
                     Shares   Price      Shares   Price     Shares   Price
Beginning balance      861    $28.23     659      $29.56    456      $28.26
Granted                316    $29.22     236      $24.36    218      $32.01
Forfeited               16    $29.76      22      $29.29      6      $29.63
Exercised                7    $27.12      12      $24.26      9      $22.94
Ending balance       1,154    $28.49     861      $28.23    659      $29.56

   As of October 31, 2000, the outstanding stock options had exercise prices ranging from $22.94 to $36.53 and a remaining weighted average contractual life of 7.85 years.

   There are 628,000 options which were exercisable at October 31, 2000 (432,000 options at October 31, 1999 and 317,000 options at October 31,
1998).



NOTE 8 - INCOME TAXES

   Income tax expense is comprised as follows (Dollars in thousands):
                                                  State
                               U.S.                and
                             Federal    Foreign   Local    Total
2000:
    Current                  $21,420    $2,211    $  848   $24,479
    Deferred                  12,567       117       864    13,548

                             $33,987    $2,328    $1,712   $38,027

1999:
    Current                  $ 7,959    $2,306    $  660   $10,925
    Deferred                  13,702       360     1,753    15,815

                             $21,661    $2,666    $2,413   $26,740


1998:
    Current                  $15,755    $2,768    $3,039   $21,562
    Deferred                   1,763        --      (842)      921

                             $17,518    $2,768    $2,197   $22,483


Item 8.    Financial Statements and Supplementary Data (continued)

   Foreign income before income taxes amounted to $5,799,000 in 2000
($5,201,000 in 1999 and $6,212,000 in 1998).

   The following is a reconciliation of the U.S. Federal statutory income tax rate to the Company's effective tax rate:

                                     2000          1999          1998
U.S. Federal statutory tax rate      35.0%         35.0%         35.0%
State and local taxes, net of
  Federal tax benefit                 1.7%          3.6%          2.6%
Other                                 1.2%          1.1%          2.9%

Effective income tax rate            37.9%         39.7%         40.5%

   Significant components of the Company's deferred tax assets and liabilities are as follows at October 31 (Dollars in thousands):

                                               2000             1999
Vacation accrual                               $ 1,171          $ 1,251
Workers compensation reserve                        15            1,713
Restructuring reserves                              --            2,047
Other                                            1,030            1,846

 Current deferred tax asset                    $ 2,216          $ 6,857

Deferred compensation                          $ 1,823          $ 1,713
Accrued environmental reserve                      532              699
Other                                            2,212            1,599

 Long-term deferred tax asset                  $ 4,567          $ 4,011

Properties, plants and equipment               $45,951          $39,381
Equity investments                               7,968            6,813
Timber condemnation                              5,053            5,115
Other                                            4,490            1,662

 Long-term deferred tax liability              $63,462          $52,971

   At October 31, 2000 and 1999, the Company has provided deferred income taxes on all of its undistributed Canadian earnings.

   During 2000, the Company paid $28,932,000 in income taxes ($14,737,000 in 1999 and $22,697,000 in 1998).

NOTE 9 - RETIREMENT PLANS

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

                                           2000               1999
Class A Common Stock                       123,752            123,752
Class B Common Stock                        80,355             80,355

   The components of net periodic pension cost include the following (Dollars in thousands):

                                    2000            1999            1998
Service cost                        $4,193          $4,760          $2,956
Interest cost                        5,561           5,279           4,584
Expected return on plan assets      (6,761)         (6,238)         (5,716)
Amortization of prior service cost     700             662             508
Amortization of initial net asset     (562)           (562)           (562)
Recognized net actuarial (gain) loss  (198)             66            (231)
Cost of special termination benefits    --              --             852
                                     2,933           3,967           2,391

Multi-employer and non-U.S. pension
 expense                               534             572             386

Total pension expense               $3,467          $4,539          $2,777

   The weighted average assumptions used in the actuarial valuations are as follows:

                                     2000             1999           1998

Discount rate                        7.50%            7.50%          7.00%
Expected return on plan assets       9.00%            8.25%          8.25%
Rate of compensation increase        4.25%            4.25%          4.75%



Item 8.    Financial Statements and Supplementary Data (continued)

   The following table sets forth the plans' change in benefit obligation, change in plan assets and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):

                                                    2000          1999
Change in benefit obligation:
Benefit obligation at beginning of year             $75,097       $76,223
Service cost                                          4,193         4,760
Interest cost                                         5,561         5,279
Amendments                                              325           450
Actuarial loss (gain)                                   919        (7,822)
Benefits paid                                        (3,955)       (3,793)

Benefit obligation at end of year                   $82,140       $75,097

Change in plan assets:
Fair value of plan assets at beginning of year      $79,613       $74,986
Actual return on plan assets                          7,713         6,498
Employer contributions                                1,431         1,922

Benefits paid                                        (3,955)       (3,793)

Fair value of plan assets at end of year            $84,802       $79,613

Funded status                                       $ 2,698       $ 4,546
Unrecognized net actuarial (gain) loss               (3,745)       (3,904)
Unrecognized prior service cost                       8,784         9,439
Unrecognized initial net asset                       (5,777)       (6,619)

Net amount recognized                               $ 1,960       $ 3,462

Amounts recognized in the statement of financial
 position consist of:
Prepaid benefit cost                                $ 3,662       $ 3,655
Accrued benefit liability                            (1,702)         (346)
Intangible asset                                         --           153

Net amount recognized                               $ 1,960       $ 3,462

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $18,029,000, $18,029,000 and $17,682,000, respectively, as of October 31, 1999.

   In addition to the benefits provided under the defined benefit pension plans, the Company has adopted a supplemental retirement plan for certain executive employees. Pension expense of $357,000 was recorded in 2000.

   The Company has several voluntary 401(k) savings plans which cover eligible employees. For certain plans, the Company matches a percentage of each employee's contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $934,000 in 2000, $546,000 in 1999 and $566,000 in 1998.

NOTE 10 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

   In conjunction with the acquisition of the industrial containers business from Sonoco, the Company assumed an obligation to reimburse Sonoco for its actual costs incurred in providing postretirement health care benefits to certain employees. Contributions by the Company are limited to an aggregate annual payment of $1,350,000 for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from operations.

   The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

                                        2000           1999         1998
Service cost                            $    --        $    --      $   380
Interest cost                             1,453          1,840        1,133
Cost of special termination benefits         --             --          306

                                        $ 1,453        $ 1,840      $ 1,819

   The following table sets forth the plan's change in benefit obligation, change in plan assets and amounts recognized in the Consolidated Financial Statements (Dollars in thousands):

                                                2000             1999
Change in benefit obligation:
Benefit obligation at beginning of year         $ 21,154         $ 27,257
Interest cost                                      1,453            1,840
Actuarial (gain) loss                               (522)             468
Benefits paid                                     (2,512)              --
Plan curtailment gain                                 --           (8,411)

Benefit obligation at end of year               $ 19,573         $ 21,154

Change in plan assets:
Fair value of plan assets at beginning of year  $     --         $     --
Employer contributions                             2,512               --
Benefits paid                                     (2,512)              --

Fair value of plan assets at end of year        $     --         $     --

Funded status                                   $(19,573)        $(21,154)
Unrecognized net actuarial (gain) loss              (522)              --

Net amount recognized                           $(20,095)        $(21,154)

   The 1999 plan curtailment gain relates to the resolution of certain benefit matters which resulted in the termination of certain benefit obligations. The 1999 curtailment gain includes a reduction in accrued benefit obligations of $6,694,000 existing as of the acquisition date. As a result, upon final resolution of the benefit matters in 1999, the Company adjusted its purchase price allocation and reduced goodwill by $6,694,000.

   The measurement assumes a discount rate of 7.50%. The health care cost trend rates on gross eligible charges are as follows:

                                      Medical         Dental
Current trend rate                    7.25%           5.25%
Ultimate trend rate                   4.75%           4.75%

   A one percentage point increase/decrease in the assumed health care cost trend rates would increase/decrease the postretirement benefit obligation as of October 31, 2000 by approximately $290,000 and the total of the service and interest cost components of postretirement benefits for the year then ended by approximately $22,000.

NOTE 11 - CONTINGENT LIABILITIES

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

NOTE 12 - BUSINESS SEGEMENT INFORMATION

   The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

   Operations in the Industrial Shipping Containers segment involve the production and sale of shipping containers. These products are manufactured and principally sold throughout the United States, Canada and Mexico.

   Operations in the Containerboard & Corrugated Products segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated sheets, corrugated containers and multiwall bags. The products are manufactured and sold in the United States and Canada.

   Operations in the Timber segment involve the management and sale of timber on approximately 281,000 acres of timberlands in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia.

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

   Corporate and other includes the costs associated with the Company's corporate headquarters, the Company's long-term obligations (see Note 5) and other non-segment items.

   During 1998, restructuring costs related to the Industrial Shipping Containers segment and Containerboard & Corrugated Products segment were $25,950,000 and $1,511,000, respectively.


Item 8.    Financial Statements and Supplementary Data (continued)

   The following segment information is presented for the three years ended October 31, 2000, except as to asset information which is as of October 31, 2000, 1999 and 1998 (Dollars in thousands):

                                           2000        1999         1998
Net sales:
 Industrial Shipping Containers            $476,327    $461,014     $409,424
 Containerboard & Corrugated Products       408,856     333,681      391,707
 Timber                                      44,678      24,132       13,301
   Total                                   $929,861    $818,827     $814,432

Income before income taxes and equity
 in earnings of affiliates:
 Industrial Shipping Containers            $ 40,323    $ 40,631     $ 31,593
 Containerboard & Corrugated Products        65,942      34,742       53,498
 Timber                                      46,503      25,240       18,432
   Total segment                            152,768     100,613      103,523

 Corporate and other                        (52,314)    (33,255)     (20,475)
 Restructuring costs                             --          --      (27,461)

   Total                                   $100,454    $ 67,358     $ 55,587

Total assets:
 Industrial Shipping Containers            $397,741    $415,034     $418,483
 Containerboard & Corrugated Products       350,791     354,271      370,229
 Timber                                      29,472      16,712       15,633
   Total segment                            778,004     786,017      804,345

 Corporate and other                        161,327     124,969       74,075

   Total                                   $939,331    $910,986     $878,420

Depreciation, depletion and amortization
 expense:
 Industrial Shipping Containers            $ 20,394    $ 20,660     $ 14,445
 Containerboard & Corrugated Products        20,457      19,335       20,952
 Timber                                         771         277          188
   Total segment                             41,622      40,272       35,585

 Corporate and other                          3,600       2,088        4,101

   Total                                   $ 45,222    $ 42,360     $ 39,686

Additions to long-lived assets:
 Industrial Shipping Containers            $ 21,442    $ 12,248     $ 22,046
 Containerboard & Corrugated Products        33,464      27,608        8,708
 Timber                                      10,222       1,285        3,769
   Total segment                             65,128      41,141       34,523

 Corporate and other                         13,705       8,112        3,570

   Total                                   $ 78,833    $ 49,253     $ 38,093


Item 8.    Financial Statements and Supplementary Data (continued)

   The following table presents net sales to external customers by country:
                                            2000        1999         1998
United States                               $890,689    $783,120     $778,012
Canada                                        35,023      32,603       33,426
Mexico                                         4,149       3,104        2,994

                                            $929,861    $818,827     $814,432


   The following table presents total assets by country:

                                            2000        1999         1998

United States                               $908,972    $875,914     $842,701
Canada                                        24,930      30,374       31,673
Mexico                                         5,429       4,698        4,046

                                            $939,331    $910,986     $878,420


Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

   The quarterly results of operations for 2000 and 1999 are shown below
(Dollars in thousands, except per share amounts):

                                               Quarter ended,
  		                           Jan. 31,     Apr. 30,     July 31,    Oct. 31,
                               2000         2000         2000        2000
Net sales                      $229,309     $224,902     $236,249    $239,401
Gross profit                   $ 59,756     $ 48,255     $ 57,130    $ 61,329
Net income                     $ 23,017     $ 13,961     $ 18,829    $ 19,987

Earnings per share:
 Basic:
  Class A Common Stock         $   0.81     $   0.49     $   0.67    $   0.71
  Class B Common Stock         $   1.21     $   0.74     $   1.00    $   1.06
 Diluted:
  Class A Common Stock         $   0.81     $   0.49     $   0.66    $   0.70
  Class B Common Stock         $   1.21     $   0.74     $   1.00    $   1.06

Earnings per share were
 calculated using the
 following number of shares:
 Basic:
  Class A Common Stock         10,624,749   10,560,600   10,523,196  10,523,196
  Class B Common Stock         11,868,046   11,847,644   11,847,359  11,847,359
 Diluted:
  Class A Common Stock         10,655,985   10,609,258   10,558,690  10,569,713
  Class B Common Stock         11,868,046   11,847,644   11,847,359  11,847,359

Market price (Class A Common Stock):
 High                          $  30.56     $  33.00     $  33.00    $  33.50
 Low                           $  25.75     $  27.50     $  25.00    $  25.00
 Close                         $  27.94     $  33.00     $  25.38    $  32.00
Market price (Class B Common Stock):
 High                          $  33.00     $  32.25     $  32.75    $  31.75
 Low                           $  28.13     $  27.88     $  26.13    $  27.13
 Close                         $  28.38     $  31.38     $  26.13    $  30.00


Item 8.    Financial Statements and Supplementary Data (continued)

                                               Quarter ended,
		                             Jan. 31,     Apr. 30,     July 31,     Oct. 31,
                               1999         1999         1999         1999
Net sales                      $180,004     $199,358     $205,032     $234,433
Gross profit                   $ 31,415     $ 39,867     $ 41,206     $ 65,866
Net income                     $  3,681     $ 10,861     $ 10,906     $ 25,925

Earnings per share:
 Basic:
  Class A Common Stock         $  0.13      $  0.38      $  0.38      $  0.90
  Class B Common Stock         $  0.19      $  0.56      $  0.57      $  1.35
 Diluted:
  Class A Common Stock         $  0.13      $  0.38      $  0.38      $  0.90
  Class B Common Stock         $  0.19      $  0.56      $  0.57      $  1.35

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

   The Class A and Class B Common Stock are traded on the NASDAQ Stock
Market.

   As of December 5, 2000, there were 599 shareholders of record of the Class A Common Stock and 160 shareholders of record of the Class B Common Stock.

NOTE 14 - SUBSEQUENT EVENT

Industrial Shipping Containers Acquisition

   On October 27, 2000, as amended on January 5, 2001, the Company signed a definitive agreement to purchase the Industrial Packaging Division of Royal Packaging Industries Van Leer N.V., a Netherlands limited liability company, ("Van Leer Industrial") from Huhtamaki Van Leer Oyj, a Finish corporation, ("Huhtamaki") for $555 million less the amount of Van Leer Industrial's debt and certain other obligations as of the closing date. Van Leer Industrial is a leading worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, as well as intermediate bulk containers and closure systems with operations in over 40 countries. Van Leer Industrial reported EUR 921 million in net sales for its fiscal year ended December 31, 1999.

   The transaction will be accounted for as a purchase and is expected to be completed during the first quarter of calendar 2001 subject to regulatory and other approvals. The Company expects to finance the purchase through additional long-term borrowings.

Sale of Timber Properties

   On December 21, 2000, Soterra LLC, a wholly-owned subsidiary of the Company, sold certain hardwood timberlands to a third party situated in Arkansas, Mississippi and Louisiana for approximately $44 million.
As such, the Company recognized a gain of approximately $43 million related to this transaction. In addition, an agreement to sell other hardwood timberlands for approximately $30 million in March 2001 was signed in December 2000.

   A total of approximately 65,000 acres of timber properties were sold or will be sold as a result of these transactions.

Purchase of Timber Properties

   On December 21, 2000, Soterra LLC, a wholly-owned subsidiary of the Company, purchased certain softwood timberlands from a third party situated in Louisiana for approximately $43 million. In a related agreement signed in December 2000, the Company agreed to purchase other softwood timberlands for approximately $43 million in March 2001.

   A total of approximately 63,000 acres of timber properties were purchased or will be purchased as a result of these transacions.

REPORT OF MANAGEMENT'S RESPONSIBILITIES

To the Shareholders of
Greif Bros. Corporation

   The Company's management is responsible for the financial and operating information included in this Annual Report to Shareholders, including the Consolidated Financial Statements of Greif Bros. Corporation and its subsidiaries. These statements were prepared in accordance with accounting principles generally accepted in the United States and, as such, include certain estimates and judgments made by management.

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

/s/ Michael J. Gasser                       /s/ Joseph W. Reed
Michael J. Gasser                             Joseph W. Reed
Chairman and Chief Executive                  Chief Financial Officer
  Officer                                      and Secretary

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

   We have audited the consolidated balance sheets of Greif Bros. Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Greif Bros. Corporation and subsidiaries for the year ended October 31, 1998, were audited by other auditors whose report dated December 4, 1998, expressed an unqualified opinion on those statements prior to restatement.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif Bros. Corporation and subsidiaries at October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

   We also audited the adjustments that were applied during 1999 to restate the 1998 financial statements for the Company's change in method of accounting for an investment from the cost method to the equity method as described in Note 2. In our opinion, such adjustments were appropriate and properly applied.


/s/ Ernst & Young LLP

Columbus, Ohio
December 5, 2000

Item 8.    Financial Statements and Supplementary Data (concluded)

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Greif Bros. Corporation

   In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Greif Bros. Corporation at October 31, 1998, and the results of its operations and its cash flows for the year ended October 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the adjustments described in Note 2 that were applied to restate the 1998 and 1997 financial statements. Those adjustments were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included in Note 2, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
December 4, 1998

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosures.

PART III

Item 10.    Directors and Executive Officers of the Registrant

   Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2000. Information regarding the executive officers and certain significant employees of the Registrant may be found under the caption "Executive Officers and Certain Significant Employees of the Company" in Part I, and is also incorporated by reference into this Item 10.

Item 11.    Executive Compensation

   Information with respect to Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and
             Management

   Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2000.

Item 13.    Certain Relationships and Related Transactions

   Information with respect to Certain Relationships and Related
Transactions is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2000.


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K

(a) The following documents are filed as part of this Report:

                                                                     Page
(1) Financial Statements of Greif Bros. Corporation:

    Consolidated Statements of Income for each of the three
    years in the period ended October 31, 2000                       33

    Consolidated Balance Sheets at October 31, 2000 and 1999         34-35

    Consolidated Statements of Cash Flows for each of the
    three years in the period ended October 31, 2000                 36

    Consolidated Statements of Changes in Shareholders'
    Equity for each of the three years in the period ended
    October 31, 2000                                                 37

    Notes to Consolidated Financial Statements                       38-65

    Report of Management's Responsibilities                          66

    Reports of Independent Accountants                               67-68


   The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 2000.



(2) Financial Statement Schedules:

    Reports of Independent Accountants on Financial
    Statement Schedules                                              77-78

    Consolidated Valuation and Qualifying Accounts and
    Reserves (Schedule II)                                           79

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
            8-K (continued)

(3) Exhibits:
                                              If Incorporated by Reference,
Exhibit                                       Document with which Exhibit was
No.        Description of Exhibit             Previously Filed with SEC
3(a)       Amended and Restated               Annual Report on Form 10-K for
           Certificate of Incorporation       the fiscal year ended October
           of Greif Bros. Corporation.        31, 1997, File No. 1-566 (see
                                              Exhibit 3(a) therein).

3(b)       Amended and Restated By-Laws       Annual Report on Form 10-K for
           of Greif Bros. Corporation.        the fiscal year ended October
                                              31, 1997, File No. 1-566 (see
                                              Exhibit 3(b) therein).

3(c)       Amendment to Amended and           Annual Report on Form 10-K for
           Restated By-Laws of Greif          the fiscal year ended October
           Bros. Corporation.                 31, 1998, File No. 1-566 (see
                                              Exhibit 3(c) therein).

10(a)      Greif Bros. Corporation 1996       Registration Statement on Form
           Directors Stock Option Plan.       S-8, File No. 333-26977 (see
                                              Exhibit 4 (b) therein).

10(b)      Greif Bros. Corporation            Annual Report on Form 10-K for
           Incentive Stock Option Plan,       the fiscal year ended October
           as Amended and Restated.           31, 1997, File No. 1-566 (see
                                              Exhibit 10(b) therein).

10(c)      Greif Bros. Corporation            Annual Report on form 10-K for
           Directors Deferred                 the fiscal year ended October
           Compensation Plan.                 31, 1998, File No. 1-566 (see
                                              Exhibit 10(c) therein).


Item 14.   Exhibits, Financial Statment Schedules and Reports on Form 8-K
            (continued)

                                              If incorporated by Reference,
Exhibit                                       Document with which Exhibit was
No.        Description of Exhibit             Previously Filed with SEC

10(d)      Employment Agreement between       Annual Report on Form 10-K for
           Michael J. Gasser and Greif        the fiscal year ended October
           Bros. Corporation.                 31, 1998, File No. 1-566 (see
                                              Exhibit 10(d) therein).

10(e)      Employment Agreement between       Annual Report on Form 10-K for
           William B. Sparks and Greif        the fiscal year ended October 31,
           Bros. Corporation.                 1998, File No. 1-566 (see
                                              Exhibit 10(e) therein).

10(f)      Employment Agreement, as           Annual report on form 10-K for
           amended, between Charles R.        the fiscal year ended October
           Chandler and Greif Bros.           31, 1998, File No. 1-566 (see
           Corporation.                       Exhibit 10(f) therein).


10(g)      Employment Agreement, as           Annual Report on form 10-K for
           amended, between Joseph W.         the fiscal year ended October
           Reed and Greif Bros.               31, 1998, File No. 1-566 (see
           Corporation.                       Exhibit 10(g) therein).

10(h)      Credit Agreement dated as of       Current Report on Form 8-K
           March 30, 1998, among Greif        dated April 14, 1998, File No.
           Bros. Corporation, as              1-566 (see Exhibit 99(b)
           Borrower, Various Financial        therein).
           Institutions, as Banks, and
           KeyBank National Association,
           as Agent.

10(i)      Supplemental Retirement            Annual Report on form 10-K for
           Benefit Agreement.                 the fiscal year ended October
                                              31, 1999, File No. 1-566 (see
                                              Exhibit 10(i) therein).

21         Subsidiaries of the                Contained herein.
           Registrant.

23(a)      Consent of Ernst & Young LLP-      Contained herein.
           Columbus, Ohio.

23(b)      Consent of                         Contained herein.
           PricewaterhouseCoopers LLP-
           Columbus, Ohio.


Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
            (concluded)

                                              If Incorporated by Reference,
Exhibit                                       Document with which Exhibit was
No.        Description of Exhibit             Previously Filed with SEC

24(a)      Powers of Attorney for             Annual Report on Form 10-K for
           Michael J. Gasser, Charles R.      the fiscal year ended October
           Chandler, Michael H. Dempsey,      31, 1997, File No. 1-566 (see
           Naomi C. Dempsey, Daniel J.        Exhibit 24(a) therein).
           Gunsett, Robert C. Macauley,
           David J. Olderman and William
           B. Sparks, Jr.

24(b)      Power of Attorney for John C.      Annual Report on Form 10-K for
           Kane.                              the fiscal year ended October
                                              31, 1999, File No. 1-566 (see
                                              Exhibit 24(b) therein).

(b)  Reports on Form 8-K

   On October 30, 2000, the Company filed a Current Report on Form 8-K that described an October 27, 2000 definitive agreement to purchase the Industrial Packaging Division of Royal Packaging Industries Van Leer N.V., a Netherlands limited liability company, from Huhtamaki Van Leer Oyj, a Finish Corporation.

                             	 	SIGNATURES

   	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Greif Bros. Corporation
                                      (Registrant)

Date  January 26, 2001           By /s/ Michael J. Gasser
                                   Michael J. Gasser
                                   Chairman of the Board of Director
                                   and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Gasser                    /s/Kenneth E. Kutcher
Michael J. Gasser                        Kenneth E. Kutcher
Chairman of the Board of Directors       Chief Financial Officer and
Chief Executive Officer                  Secretary
(principal executive officer)            (principal financial officer)

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

Michael H. Dempsey *                     Naomi C. Dempsey *
Michael H. Dempsey                       Naomi C. Dempsey
Member of the Board of Directors         Member of the Board of Directors

Daniel J. Gunsett *                      John C. Kane *
Daniel J. Gunsett                        John C. Kane
Member of the Board of Directors         Member of the Board of Directors

Robert C. Macauley *                     David J. Olderman *
Robert C. Macauley                       Davis J. Olderman
Member of the Board of Directors         Member of the Board of Directors

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

Each of the above signatures is affixed as of January 26, 2001.

                   REPORT OF INDEPENDENT ACCOUNTANTS ON
                       FINANCIAL STATEMENT SCHEDULE



To the Shareholders and the
Board of Directors of
Greif Bros. Corporation


   We have audited the consolidated financial statements of Greif Bros. Corporation and subsidiaries as of October 31, 2000 and 1999 and for the years then ended, and have issued our report thereon dated December 5, 2000 appearing on page 67 of this Annual Report on Form 10-K. Our audits also included the financial information as of October 31, 2000 and 1999 and for the years then ended included in the financial statement schedule listed in Item 14(a)(2) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

   In our opinion, the financial information as of October 31, 2000 and 1999 and for the years then ended included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Columbus, Ohio
December 5, 2000

                    REPORT OF INDEPENDENT ACCOUNTANTS ON
                        FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Greif Bros. Corporation


Our audit of the consolidated financial statement referred to in our report dated December 4, 1998 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule for the year ended October 31, 1998 listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statement.


/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
December 4, 1998

                                                                 SCHEDULE II
                             GREIF BROS. CORPORATION
                            AND SUBSIDIARY COMPANIES
           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                   (IN $000)

                          Balance at  Charged to             Amounts  Balance at
                          Beginning   Costs and  Bad Debt    Written  End of
Description               Of Period   Expenses   Recoveries  off      Period

Year ended
 October 31, 1998:
Reserves deducted from
 applicable assets:
For doubtful items-
 trade accounts
 receivables              $1,652(A)   $1,489     $142        $  365   $2,918
For doubtful items-
 other notes and
 accounts receivable         697           0        0             0      697
Total reserves deducted
 from applicable assets   $2,349      $1,489     $142        $  365   $3,615

Year ended
 October 31, 1999:
Reserves deducted from
 applicable assets:
For doubtful items-
 trade accounts
 receivables              $2,218(B)  $  898      $173        $  833   $2,456
For doubtful items-
 other notes and
 accounts receivable         697          0         0             0      697
Total reserves deducted
 from applicable assets   $2,915     $  898      $173        $  833   $3,153

Year ended
 October 31, 2000:
Reserves deducted from
 applicable assets:
For doubtful items-
 trade accounts
 receivables              $2,456     $2,223         0        $2,386   $2,293
For doubtful items-
 other notes and
 accounts receivable         697          0         0           697        0
Total reserves deducted
 from applicable assets   $3,153     $2,223      $  0        $3,083   $2,293


(A) Includes an $805,000 adjustment related to the industrial containers business acquired from Sonoco Products Company on March 30, 1998.

(B) Excludes a $700,000 adjustment related to an amount guaranteed by Sonoco Products Company.

                               EXHIBIT INDEX
                                               If Incorporated by Reference
Exhibit                                        Document with which Exhibit was
No.           Description of Exhibit           Previously Filed with SEC

3(a)          Amended and Restated             Annual Report on Form 10-K for
              Certificate of Incorporation     the fiscal year ended October
              of Greif Bros. Corporation.      31, 1997, File No. 1-566 (see
                                               Exhibit 3(a) therein).

3(b)          Amended and Restated By-Laws     Annual Report on Form 10-K for
              of Greif Bros. Corporation.      the fiscal year ended October
                                               31, 1997, File No. 1-566 (see
                                               Exhibit 3(b) therein).

3(c)          Amendment to Amended and         Annual Report on Form 10-K for
              Restated By-Laws of Greif        the fiscal year ended October
              Bros. Corporation.               31, 1998 File No. 1-566 (see
                                               Exhibit 4(b) therein).

10(a)         Greif Bros. Corporation 1996     Registration Statement on Form
              Directors Stock Option Plan.     S-8, File No. 333-26977 (see
                                               Exhibit 4(b) therein).

10(b)         Greif Bros. Corporation          Annual Report on Form 10-K for
              Incentive Stock Option Plan,     the fiscal year ended October
              as Amended and Restated.         31, 1997, File No. 1-566 (see
              Annual Report on Form 10-K for   Exhibit 10(b) therein).

10(c)         Greif Bros. Corporation          Annual Report on Form 10-K for
              Directors Deferred               the fiscal year ended October
              Compensation Plan.               31, 1997, File No. 1-566 (see
                                               Exhibit 10(b) therein).

10(d)         Employment Agreement between     Annual Report on Form 10-K for
              Michael J. Gasser and Greif      the fiscal year ended October
              Bros. Corporation.               31, 1998, File No. 1-566 (see
                                               Exhibit 10(c) therein).

10(e)         Employment Agreement between     Annual report on Form 10-K for
              William B. Sparks and Greif      the fiscal year ended October
              Bros. Corporation.               31, 1998, File No. 1-566 (see
                                               Exhibit 10(e) therein).

10(f)         Employment Agreement, as         Annual Report on Form 10-K for
              amended, between Charles R.      the fiscal year ended October
              Chandler and Greif Bros.         31, 1998, File No. 1-566 (see
              Corporation.                     Exhibit 10(f) therein).

                               EXHIBIT INDEX
                                               If Incorporated by Reference
Exhibit                                        Document with which Exhibit was
No.           Description of Exhibit           Previously Filed with SEC

10(g)         Employment Agreement, as         Annual Report on Form 10-K for
              amended, between Joseph W.       the fiscal year ended October
              Reed and Greif Bros.             31, 1998, File No. 1-566 (see
              Corporation.                     10(f) therein).

10(h)         Credit Agreement dated as of     Current Report on Form 8-K
              March 30, 1998, among Greif      dated April 14, 1998, File No.
              Bros. Corporation, as            1-566 (see Exhibit 99(b)
              Borrower, Various Financial      therein).
              Institutions, as Banks, and
              KeyBank National Association,
              As Agent.

10(i)         Supplemental Retirement          Annual Report on Form 10-K for
              Benefit Agreement.               the fiscal year ended October
                                               31, 1999, File No. 1-566 (see
                                               Exhibit 10(i) therein).

21            Subsidiaries of the              Contained herein.
              Registrant

23(a)         Consent of Ernst & Young LLP-    Contained herein.
              Columbus, Ohio.

23(b)         Consent of                       Contained herein.
              PricewaterhouseCoopers LLP-
              Columbus, Ohio.

24(a)         Powers of Attorney for           Annual Report on form 10-K for
              Michael J. Gasser, Charles R.    the fiscal year ended October
              Chandler, Michael H. Dempsey,    31, 1997, File No. 1-566 (see
              Naomi C. Dempsey, Daniel J.      Exhibit 24(a) therein).
              Gunsett, Robert C. Macauley,
              David J. Olderman and William
              B. Sparks, Jr.

24(b)         Power of Attorney for John C.    Annual Report on Form 10-K for
              Kane.                            the fiscal year ended October
                                               31, 1999, File No. 1-566 (see
                                               Exhibit 24(b) therein).

                                                                 EXHIBIT 21

                          SUBSIDIARIES OF REGISTRANT


        Name of Subsidiary                  Incorporated or Organized Under
                                            Laws of

        Barzon Corporation                  Delaware
        Fibro Tambor, S.A. de C.V.          Mexico
        Great Lakes Corrugated Corp.        Ohio
        Greif Bros. Canada Inc.             Canada
        Greif Bros. Corp. of Ohio, Inc.     Delaware
        Greif Bros. Corporation             Delaware
        Greif Bros. Service Corp.           Delaware
        Soterra LLC                         Delaware
        Tainer Transport, Inc.              Delaware
        Trend Pak, Inc.                     Ohio

                                                               EXHIBIT 23(a)


Consent of Ernst & Young LLP

   We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-26767) pertaining to the Greif Bros. Corporation 1996 Directors Stock Option Plan, (Form S-8 No. 333-26977) pertaining to the Greif Bros. Corporation Incentive Stock Option Plan,
(Form S-8 No. 333-35048) pertaining to the Greif Bros. 401(k) Retirement Plan and Trust, (Form S-8 No. 333-46134) pertaining to the Greif Bros. Corporation Production Associates 401(k) Retirement Plan and Trust, and (Form S-8 No. 333-46136) pertaining to the Greif Bros. Riverville Mill Employee Retirement Savings Plan and Trust of our reports dated December 5, 2000 with respect to the consolidated financial statements and the financial statement schedule of Greif Bros. Corporation included in the Annual Report (Form 10-K) for the year ended October 31, 2000.


/s/ Ernst & Young LLP

Columbus, Ohio
January 22, 2001

                                                              EXHIBIT 23(b)

                     Consent of PricewaterhouseCoopers LLP

   We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-26767, No. 333-26977, No. 333-35048, No.
333-46134, and No. 333-46136) of Greif Bros. Corporation of our report dated December 4, 1998 relating to the financial statements, which appears in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated December 4, 1998, relating to the financial statement schedule for the year ended October 31, 1998, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
January 25, 2001