Form 10-Q
period 2001-01-31
GREIF BROTHERS CORP
filed 2001-03-13
CIK 43920

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.    20549

                                 FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended January 31, 2001      Commission File Number  1-566

                           GREIF BROS. CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                  31-4388903
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)

          425 Winter Road, Delaware, Ohio          43015
     (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number, including area code  (740) 549-6000

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

                   Class A Common Stock   10,523,196 shares
                   Class B Common Stock   11,842,859 shares