Form 10-Q
period 2001-04-30
GREIF BROTHERS CORP
filed 2001-06-14
CIK 43920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended April 30, 2001      Commission File Number  1-566
                      --------------                              -----

                             GREIF BROS. CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    31-4388903
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

            425 Winter Road, Delaware, Ohio                     43015
--------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (740) 549-6000
                                                           --------------

                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
              (U.S. Dollars in thousands, except per share amounts)

                                                             Three months               Six months
                                                            ended April 30,           ended April 30,
                                                            ---------------           ---------------
                                                           2001         2000         2001          2000
                                                           ----         ----         ----          ----

Net sales                                                $349,636     $224,902     $561,277     $454,211
Other income, net                                          39,061        3,058       83,914       11,097
                                                         --------     --------     --------     --------
                                                          388,697      227,960      645,191      465,308
                                                         --------     --------     --------     --------

Cost of products sold                                     282,665      176,647      443,934      346,200
Selling, general and administrative expenses               49,080       29,952       81,499       60,728
Restructuring charge                                       11,534           --       11,534           --
Interest expense                                           11,910        4,284       15,859        8,467
                                                         --------     --------     --------     --------
                                                          355,189      210,883      552,826      415,395
                                                         --------     --------     --------     --------

    Income before income taxes, minority
       interest and equity in earnings of affiliates       33,508       17,077       92,365       49,913
Income taxes                                               12,662        6,575       35,028       19,381
                                                         --------     --------     --------     --------

    Income before minority interest and
       equity in earnings of affiliates                    20,846       10,502       57,337       30,532
Minority interest                                             134           --          134           --
Equity in earnings of affiliates                            2,246        3,459        4,330        6,446
                                                         --------     --------     --------     --------

    Net income                                           $ 22,958     $ 13,961     $ 61,533     $ 36,978
                                                         ========     ========     ========     ========



Basic earnings per share:
-------------------------

Class A Common Stock                                     $   0.81     $   0.49     $   2.18     $   1.31
Class B Common Stock                                     $   1.22     $   0.74     $   3.26     $   1.95

Diluted earnings per share:
---------------------------

Class A Common Stock                                     $   0.81     $   0.49     $   2.17     $   1.30
Class B Common Stock                                     $   1.22     $   0.74     $   3.26     $   1.95




See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. Dollars in thousands)


ASSETS
                                                           April 30,      October 31,
                                                              2001           2000
                                                              ----           ----
                                                          (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                            $    76,612      $    13,388
    Trade accounts receivable - less allowance
      of $10,468 for doubtful items ($2,293 in 2000)         263,709          119,645
    Income tax receivable                                      1,449           14,343
    Inventories                                              138,680           42,741
    Net assets held for sale                                   9,346            8,495
    Deferred tax assets                                        9,464            2,216
    Prepaid expenses and other                                47,067           12,315
                                                         -----------      -----------
       Total current assets                                  546,327          213,143
                                                         -----------      -----------
LONG-TERM ASSETS
    Goodwill and other intangible assets - less
       amortization                                          191,197          136,284
    Investment in affiliates                                 142,394          136,374
    Other long-term assets                                    57,933           17,868
                                                         -----------      -----------
       Total long-term assets                                391,524          290,526
                                                         -----------      -----------
PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                        73,439           21,518
    Land                                                      83,166           12,330
    Buildings                                                237,967          133,591
    Machinery and equipment                                  729,219          521,685
    Capital projects in progress                              45,973           23,354
                                                         -----------      -----------
                                                           1,169,764          712,478
    Accumulated depreciation                                (295,152)        (276,816)
                                                         -----------      -----------
       Total properties, plants and equipment                874,612          435,662
                                                         -----------      -----------

                                                         $ 1,812,463      $   939,331
                                                         ===========      ===========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  April 30,          October 31,
                                                                    2001                2000
                                                                    ----                ----
                                                                (Unaudited)

CURRENT LIABILITIES
    Accounts payable                                              $ 104,771            $ 45,075
    Bank overdrafts                                                  15,031                  --
    Accrued payrolls and employee benefits                           16,076              11,216
    Restructuring reserve                                            25,634                  --
    Short-term borrowings                                            19,690                  --
    Current portion of long-term obligations                         39,000                  --
    Other current liabilities                                        62,038               8,656
                                                                -----------           ---------
        Total current liabilities                                   282,240              64,947
                                                                -----------           ---------
LONG-TERM LIABILITIES
    Long-term obligations                                           733,294             235,000
    Deferred tax liability                                          126,944              58,895
    Postretirement benefit liability                                 47,888              20,095
    Other long-term liabilities                                      38,116              17,880
                                                                -----------           ---------
        Total long-term liabilities                                 946,242             331,870
                                                                -----------           ---------
MINORITY INTEREST                                                       134                  --
                                                                -----------           ---------
SHAREHOLDERS' EQUITY (Note 10)
  Capital stock, without par value                                   10,383              10,383
      Class A Common Stock:
        Authorized 32,000,000 shares;
          issued 21,140,960 shares;
          outstanding 10,523,196 shares
      Class B Common Stock:
        Authorized and issued 17,280,000 shares;
          outstanding 11,842,859 shares
          (11,847,359 shares in 2000)
  Treasury stock, at cost                                           (58,011)            (57,894)
      Class A Common Stock: 10,617,764 shares
      Class B Common Stock: 5,437,141 shares
        (5,432,641 shares in 2000)
  Retained earnings                                                 652,597             598,301
  Accumulated other comprehensive income
        -  foreign currency translation                             (18,620)             (8,276)
        -  interest rate swaps                                       (2,502)                --
                                                                -----------           ---------
       Total shareholder's equity                                   583,847             542,514
                                                                -----------           ---------
                                                                 $1,812,463           $ 939,331
                                                                ===========           =========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                           (U.S. Dollars in thousands)

For the six months ended April 30,                         2001           2000
                                                           ----           ----

Cash flows from operating activities:
    Net income                                          $  61,533      $  36,978
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization           34,012         24,289
        Equity in earnings of affiliates
           in excess of amounts distributed                (1,461)        (4,055)
        Minority interest                                     134             --
        Deferred income taxes                              25,045          2,797
        Gain on disposals of properties, plants and
           equipment                                      (78,661)            --
        Other - net                                       (31,516)        (2,085)
        Changes in current assets and liabilities          38,897         (7,804)
                                                        ---------      ---------
    Net cash provided by operating activities              47,983         50,120
                                                        ---------      ---------
Cash flows from investing activities:
    Acquisition of businesses, net of cash               (310,197)            --
    Disposals of investments in Canadian
      government securities                                    --          5,314
    Purchases of properties, plants and equipment        (103,194)       (36,130)
    Proceeds on disposals of properties, plants and
      equipment                                            82,799             --
                                                        ---------      ---------
    Net cash used in investing activities                (330,592)       (30,816)
                                                        ---------      ---------
Cash flows from financing activities:
    Proceeds from long-term debt                          760,000             --
    Payments on long-term debt                           (394,510)        (7,000)
    Payments on short-term borrowings                      (1,999)            --
    Dividends paid                                         (7,237)        (6,698)
    Acquisitions of treasury stock                           (117)        (4,968)
    Other - net                                                --            190
                                                        ---------      ---------
    Net cash provided by (used in) financing
      activities                                          356,137        (18,476)
                                                        ---------      ---------
Foreign currency translation adjustment                   (10,304)           429
                                                        ---------      ---------

Net increase in cash and cash equivalents                  63,224          1,257
Cash and cash equivalents at beginning of period           13,388          8,935
                                                        ---------      ---------

Cash and cash equivalents at end of period              $  76,612      $  10,192
                                                        =========      =========


See accompanying Notes to Consolidated Financial Statement

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 APRIL 30, 2001
                                 --------------

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2001 and October 31, 2000 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2001 and 2000. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Annual Report on Form 10-K of Greif Bros. Corporation and its subsidiaries (collectively, the "Company").

         Certain prior year amounts have been reclassified to conform to the 2001 presentation.


NOTE 2 -- VAN LEER INDUSTRIAL PACKAGING ACQUISITION
---------------------------------------------------

         As previously reported, on March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation ("Huhtamaki"), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holding Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers Inc., a U.S. corporation, and American Flange & Manufacturing Company Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

         As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. In addition, the Company paid $8.8 million in legal and professional fees related to the acquisition. The acquisition was funded by new long-term obligations borrowed against a $900 million Senior Secured Credit Agreement (see Note 8).

         The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $645.6 million and $348.4 million, respectively. The allocation of purchase price is based upon preliminary estimates of the fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to adjustments to the purchase price and refinements of the fair values of the net assets acquired. The excess of the purchase price over the fair values of the net assets acquired of $60.2 million was recorded as goodwill and intangible assets.

         Certain intangible assets, such as the Van Leer tradename, certain customer relationships, trademarks, patents and other proprietary information associated with the Tri-Sure Closure system and certain noncompete agreements, have been identified and will be assigned a fair value as part of the ongoing purchase price allocation exercise.

         The goodwill is being amortized on a straight-line basis over twenty-five years based on consideration regarding the age of the acquired companies, their customers, the risk of obsolescence of their products and the lives associated with the intangible assets identified.

Pro Forma Information
---------------------

         The following pro forma (unaudited) information assumes the Van Leer Industrial Packaging acquisition had occurred on November 1, 1999 (U.S. Dollars in thousands, except per share amounts):

                                                Six months
                                             ended April 30,
                                             ---------------
                                            2001            2000
                                            ----            ----

Net sales                                 $ 851,200     $ 942,700
Net income                                $  48,600     $  36,300

Basic and diluted earnings per share:
-------------------------------------
 Class A Common Stock                     $    1.72     $    1.28
 Class B Common Stock                     $    2.57     $    1.91

         The above amounts reflect adjustments for interest expense related to the debt issued for the acquisition, amortization of goodwill and intangible assets, and depreciation expense on the revalued properties, plants and equipment resulting from the acquisition. The pro forma amounts do not include anticipated synergies from the acquisition, nor do they include the anticipated savings associated with the consolidation activities of Van Leer Industrial Packaging and the Company's locations existing prior to the acquisition date. All of the consolidation activities resulted from the Company's acquisition of Van Leer Industrial Packaging.

         The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transactions occurred on November 1, 1999, nor is it indicative of the Company's future results.

NOTE 3 -- RESTRUCTURING RESERVES
--------------------------------

         During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants will be closed. The plants are located in North America. In addition, certain redundant administrative functions will be eliminated. As a result of this plan, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 400 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company is planning to sell its six owned facilities. The Company expects to complete these restructuring activities over the next twelve months. Subsequent to the recognition of the restructuring charge, the Company will incur additional costs to relocate machinery and equipment and employees upon the closure of these plants. There was no activity in these reserves during the second quarter of 2001.

         In addition, in connection with the 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition will be closed. Four of these facilities are Company-owned and one is leased. The facilites are located in North America, South America and Japan. In addition, certain redundant administrative functions will be eliminated. Accordingly, the Company recognized a $14.8 million restructuring liability in its purchase price allocation related to these locations during the second quarter of 2001. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $11.6 million in employee separation costs (approximately 300 employees), $0.9 million in lease termination costs and $2.3 million in other exit costs. The Company is planning to sell the four Company-owned facilities. The lease will be terminated on the remaining facility. The amounts charged against this restructuring reserve during the six months ended April 30, 2001 are as follows (U.S. Dollars in thousands):

                               Balance at                  Balance at
                                02/28/01      Activity      04/30/01
                                --------      --------      --------

Cash charges:
-------------
  Employee separation costs     $ 11,640      $   (743)     $ 10,897

Cash and non-cash charges:
--------------------------
  Other exit costs                 3,203            --         3,203
                                --------      --------      --------

                                $ 14,843      $   (743)     $ 14,100
                                ========      ========      ========

         As of April 30, 2001, there were a total of 41 employees that had been terminated and provided severance benefits under this restructuring plan.


NOTE 4 -- TIMBERLAND TRANSACTIONS
---------------------------------

Sale of Timber Properties:

         In December 2000, the Company sold certain hardwood timberlands situated in Arkansas, Mississippi and Louisiana for $44.4 million. As such, the Company recognized a gain of $43.0 million during the first quarter of 2001 related to this transaction. In a related agreement, the Company sold other hardwood timberlands for $30.0 million in March 2001, and recognized an additional gain of $27.7 million during the second quarter of 2001.

         A total of approximately 65,000 acres of timber properties were sold as a result of these transactions.

Purchase of Timber Properties:

         In December 2000, the Company purchased certain softwood timberlands situated in Louisiana for $42.8 million. In a related agreement, the Company purchased other softwood timberlands for $43.1 million in March 2001.

         A total of approximately 63,000 acres of timber properties were purchased as a result of these transactions.


NOTE 5 -- INVENTORIES
---------------------

         Inventories are comprised principally of raw materials and are stated at the lower of cost or market, principally on the last-in, first-out basis in the United States and on the first-in, first-out basis in other parts of the world.


NOTE 6 -- NET ASSETS HELD FOR SALE
----------------------------------

         Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed or are in the process of closing. As of April 30, 2001, there were eleven facilities held for sale. The net assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales within the upcoming year.

NOTE 7 -- INVESTMENT IN AFFILIATES
----------------------------------

         The Company has investments in CorrChoice (63.24%), Abzac-Greif (49%), South Coast-Van Leer Texas, LLC (20%), Socer Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) which are accounted for on the equity method. The Company's share of earnings of these affiliates is included in income as earned. In the first half of 2001, the Company received dividends from affiliates of $2.9 million.

         The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $5.0 million at April 30, 2001 is being amortized over a fifteen-year period.

         The summarized unaudited financial information below represents the combined results of the Company's unconsolidated affiliates (U.S. Dollars in thousands):

                             Three months                  Six months
                           ended April 30,              ended April 30,
                           ---------------              ---------------
                         2001            2000         2001            2000
                         ----            ----         ----            ----

Net sales              $71,353         $73,973      $140,918        $145,638
Gross profit           $10,279         $13,174      $ 20,346        $ 25,023
Operating income       $ 6,326         $ 9,813      $ 12,795        $ 18,292
Net income             $ 4,328         $ 6,512      $  8,304        $ 11,846


NOTE 8 -- LONG-TERM OBLIGATIONS
-------------------------------

         On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million Term Loan B, and a $150 million revolving multicurrency credit facility. At April 30, 2001, there was $129.0 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

         The Term Loan A (both U.S. Dollar and Euro) and Term Loan B periodically reduce through the maturity date of February 28, 2006 and February 29, 2008, respectively. The revolving multicurrency credit facility matures on February 28, 2006. The Company is required to pay a facility fee each quarter equal to .094% to .125% of the total commitment amount based upon the Company's leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate plus a calculated margin amount and resets on a quarterly basis.

         As part of the Senior Secured Credit Agreement, the Company incurred financing fees of $16.3 million. This amount has been deferred and is being amortized over a period of six years. The charge is made to interest expense.

         The Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to the loan obligations of the Company under the Senior Secured Credit Agreement.


NOTE 9 -- INTEREST RATE CONTRACTS
---------------------------------

         On November 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require that all derivatives are recorded in the balance sheet as either assets or liabilities and measured at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company enters into interest rate swap agreements for the purpose of hedging its exposure to fluctuations in interest rates. Under SFAS No. 133, the Company's interest rate swap contracts are considered cash flow hedges.

         The Company has entered into interest rate swap agreements with a total notional amount of $395.0 million with maturities ranging from one to eight years. The interest rate swap contracts were entered into to assist the Company in its management of exposure to variable rate debt. Under the agreements, the Company receives interest quarterly from the counterparty equal to the LIBOR rate and pays interest at a weighted average rate of 5.43%. The differentials paid or received under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable.

         At April 30, 2001, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $4.0 million ($2.5 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income. When SFAS Nos. 133, 137 and 138 were adopted on November 1, 2000, the Company recorded an asset for the interest rate swap contracts in the amount of $2.6 million ($1.6 million net of tax). A credit in the same amount was recorded as accumulated other comprehensive income at that date. Accordingly, the loss recognized in other comprehensive income for the three-month and six-month periods ended April 30, 2001 was $1.7 million and $6.6 million, respectively, or $1.1 million and $4.1 million, respectively, on a net of tax basis. The fair values of the interest rate swap contracts were determined by the counterparties.


NOTE 10 -- CAPITAL STOCK AND RETAINED EARNINGS
----------------------------------------------

         Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to 1/2 cent per share per year. Further distribution in any year must be made in proportion of 1 cent a share for Class A Common Stock to 1 1/2 cents a share for Class B Common Stock. The Class A Common Stock shall have no voting power nor shall it be entitled to notice of meetings of the stockholders, all rights to vote and all voting power being vested exclusively in the Class B Common Stock unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. There is no cumulative voting.

NOTE 11 -- DIVIDENDS PER SHARE
------------------------------

         The following dividends per share were paid during the period indicated:

                               Three months                  Six months
                              ended April 30,             ended April 30,
                              ---------------             ---------------
                           2001             2000       2001             2000
                           ----             ----       ----             ----

Class A Common Stock      $0.14             $0.12      $0.26            $0.24
Class B Common Stock      $0.21             $0.18      $0.38            $0.35


NOTE 12 -- CALCULATION OF EARNINGS PER SHARE
--------------------------------------------

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

         The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                                 Three months                         Six months
                                                ended April 30,                     ended April 30,
                                                ---------------                     ---------------
                                             2001              2000              2001              2000
                                             ----              ----              ----              ----

Class A Common Stock:
  Basic shares                             10,523,196        10,560,600        10,523,196        10,592,674
  Assumed conversion of stock
    options                                    24,035            48,658            27,037            37,883
                                           ----------        ----------        ----------        ----------
  Diluted shares                           10,547,231        10,609,258        10,550,233        10,630,557
                                           ==========        ==========        ==========        ==========

Class B Common Stock:
  Basic and diluted shares                 11,842,859        11,847,644        11,844,813        11,857,845
                                           ==========        ==========        ==========        ==========

         There were 807,634 and 797,634 stock options that were antidilutive for the three-month and six-month periods, respectively, ended April 30, 2001 (213,375 and 380,375 for the three-month and six-month periods, respectively, ended April 30, 2000).

NOTE 13 -- COMPREHENSIVE INCOME
-------------------------------

         Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income, net of tax, are as follows:

                                                                 Three months                       Six months
                                                                ended April 30,                   ended April 30,
                                                                ---------------                   ---------------
                                                            2001             2000              2001             2000
                                                            ----             ----              ----             ----

Net income                                                $ 22,958         $ 13,961          $ 61,533         $ 36,978
Other comprehensive income (loss):
     Foreign currency translation
       adjustment                                          (11,135)            (524)          (10,344)             377
     Change in market value of interest
       rate swaps                                           (1,102)              --            (4,118)              --
                                                          --------         --------          --------         --------

Comprehensive income                                      $ 10,721         $ 13,437          $ 47,071         $ 37,355
                                                          ========         ========          ========         ========

         As described in Note 9, the Company adopted SFAS Nos. 133, 137 and 138 on November 1, 2000 and, accordingly, the change in the market value of interest rate swaps is not recognized as a component of comprehensive income prior to adoption.


NOTE 14 -- BUSINESS SEGMENT INFORMATION
---------------------------------------

         The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

         Operations in the Industrial Shipping Containers segment involve the production and sale of shipping containers. These products are manufactured and sold in over 40 countries throughout the world.

         Operations in the Containerboard & Corrugated Products segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated sheets, corrugated containers and multiwall bags. The products are manufactured and sold in North America.

         Operations in the Timber segment involve the management and sale of timber on approximately 275,000 acres of timberlands in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia.

         The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA"). The accounting policies of the reportable segments are the same as those described in the "Description of Business and Summary of Significant Accounting Policies" note in the 2000 Annual Report except that the Company accounts for inventory on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level in the United States.

         Corporate and other includes the costs associated with the Company's corporate headquarters, the Company's long-term obligations and other non-segment items.

         The following segment information is presented for the periods indicated (U.S. Dollars in thousands):

                                             Three months                   Six months
                                            ended April 30,               ended April 30,
                                            ---------------               ---------------
                                         2001           2000           2001          2000
                                      ---------      ---------      ---------      ---------

Net sales:
  Industrial shipping containers      $ 251,878      $ 120,152      $ 359,125      $ 231,918
  Containerboard & corrugated
    products                             86,936        101,353        183,913        202,318
  Timber                                 10,822          3,397         18,239         19,975
                                      ---------      ---------      ---------      ---------

    Total                             $ 349,636      $ 224,902      $ 561,277      $ 454,211
                                      =========      =========      =========      =========

EBITDA:
  Industrial shipping containers      $  20,680      $  16,174      $  30,548      $  30,331
  Containerboard & corrugated
    products                             20,339         21,322         43,449         42,477
  Timber                                 44,368          2,545         93,779         23,198
                                      ---------      ---------      ---------      ---------

    Total segment                        85,387         40,041        167,776         96,006
  Restructuring charge                  (11,534)            --        (11,534)            --
  Corporate and other                    (9,321)        (7,112)       (17,793)       (14,835)
                                      ---------      ---------      ---------      ---------

    Total EBITDA                         64,532         32,929        138,449         81,171
Depreciation, depletion and
   amortization                         (22,214)       (12,229)       (34,012)       (24,289)
Interest expense, net                    (8,810)        (3,623)       (12,072)        (6,969)
                                      ---------      ---------      ---------      ---------

Income before income taxes,
  minority interest and equity in
  earnings of affiliates              $  33,508      $  17,077      $  92,365      $  49,913
                                      =========      =========      =========      =========

                                         Three months            Six months
                                       ended April 30,         ended April 30,
                                       ---------------         ---------------
                                       2001        2000       2001         2000
                                       ----        ----       ----         ----

Depreciation, depletion and
   amortization:
  Industrial shipping containers $11,096 $ 5,820 $16,401 $11,589 Containerboard & corrugated
     products                          5,566       5,534      11,225      11,149
  Timber                               3,764          76       3,936         152
                                     -------     -------     -------     -------

    Total segment                     20,426      11,430      31,562      22,890
Corporate and other                    1,788         799       2,450       1,399
                                     -------     -------     -------     -------

Total                                $22,214     $12,229     $34,012     $24,289
                                     =======     =======     =======     =======

                                                   April 30,        October 31,
                                                     2001              2000
                                                     ----              ----


Total assets:
  Industrial shipping containers                  $1,062,714       $  397,741
  Containerboard & corrugated products               341,879          350,791
  Timber                                             103,274           29,472
                                                  ----------       ----------

    Total segment                                  1,507,867          778,004
  Corporate and other                                304,596          161,327
                                                  ----------       ----------

    Total                                         $1,812,463       $  939,331
                                                  ==========       ==========

         The following table presents net sales to external customers by geographic area (U.S. Dollars in thousands):

                                Three months                  Six months
                              ended April 30,               ended April 30,
                              ---------------               ---------------
                             2001           2000           2001           2000
                             ----           ----           ----           ----

North America              $233,148       $224,902       $444,789       $454,211
Europe                       68,457             --         68,457             --
Other                        48,031             --         48,031             --
                           --------       --------       --------       --------

    Total                  $349,636       $224,902       $561,277       $454,211
                           ========       ========       ========       ========

         The following table presents total assets by geographic area (U.S. Dollars in thousands):

                                          April 30,            October 31,
                                            2001                   2000
                                            ----                   ----


North America                            $1,223,342             $  939,331
Europe                                      364,182                     --
Other                                       224,939                     --
                                         ----------             ----------

    Total                                $1,812,463             $  939,331
                                         ==========             ==========


NOTE 15 -- RECENT ACCOUNTING STANDARDS
--------------------------------------

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2001 for the Company. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not believe that SAB No. 101 will have a material impact on the results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

RESULTS OF OPERATIONS

         The following comparative information is presented for the three-month and six-month periods ended April 30, 2001 and 2000. Historically, revenues and earnings may or may not be representative of future operating results due to various economic factors. As previously reported, on March 2, 2001, the Company acquired Van Leer Industrial Packaging (see Note 2 to the Consolidated Financial Statements contained in Item I). As such, the consolidated financial statements include two months of results related to the Van Leer Industrial Packaging operations for the three-month and six-month periods ended April 30, 2001.

Second Quarter Results:

         Net sales increased $124.7 million or 55.5% during the second quarter of 2001 compared to the same period last year. The increase is primarily due to the inclusion of Van Leer Industrial Packaging net sales of $147.7 million, and higher Timber segment sales ($7.4 million). These increases are partially offset by lower sales volume in the existing Industrial Shipping Containers and Containerboard & Corrugated Products segments.

         The Industrial Shipping Containers segment had an increase in net sales of $131.7 million or 109.6% primarily due to the acquisition of Van Leer Industrial Packaging, which contributed $147.7 million to net sales during the second quarter of 2001. A decrease in customer demand caused by continued weakness in the U.S. manufacturing sector partially offset this increase in net sales.

         The Containerboard & Corrugated Products segment had a decrease in net sales of $14.4 million or 14.2% primarily due to lower sales volume as compared to the same period last year. This reduction in sales volume was caused by lower customer demand in the containerboard industry due to continued weakness in the U.S. manufacturing sector.

         The net sales of the Timber segment increased $7.4 million from $3.4 million during the second quarter of 2000 to $10.8 million during the second quarter of 2001. This increase is due to the lower volume of scheduled timber sales in the second quarter of 2000. The sales of timber are recorded as net sales, while timberland sales are included in other income. The results for the second quarter of 2001 are not necessarily indicative of the Company's expectations for the entire year. The Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         Other income increased to $39.1 million during the second quarter of 2001 from $3.1 million during the same period last year. This increase is primarily due to gains recognized on timberland sales of $35.0 million for 2001 compared to $0.2 million last year (see "Timberland Transactions" below).

         The cost of products sold, as a percentage of net sales, increased from 78.5% last period to 80.8% this period. The increase is primarily due to lower sales volume in the Industrial Shipping Containers segment, which caused fixed costs, relative to net sales, to increase. In addition, the inclusion of Van Leer Industrial Packaging has contributed to the higher cost of products sold, as a percentage of net sales, due to lower gross margins than the Company's other products. Higher Timber segment sales, which have a lower cost associated with them, and lower raw material costs, which more than offset the lower sales volume, in the Containerboard & Corrugated Products segment partially offset this increase.

         The $19.1 million increase in selling, general and administrative expense is primarily due to the inclusion of two months of Van Leer Industrial Packaging results in 2001.

         During the second quarter of 2001, the Company recognized a restructuring charge of $11.5 million resulting from a plan to consolidate six of the Company's existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 3 to the Consolidated Financial Statements contained in Item I). In connection with the acquisition and consolidation plan, an additional five facilities in North America, South America and Japan, which were purchased as part of the Van Leer Industrial Packaging acquisition, will be closed. Certain redundant administrative positions will also be eliminated as part of this plan. Accordingly, the Company recorded a $14.8 million restructuring liability related to these locations. The Company's management believes that, upon completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

         Interest expense during the second quarter of 2001 increased to $11.9 million from $4.3 million during the same period last year. The increase was primarily due to higher average debt outstanding this period as a result of the Van Leer Industrial Packaging acquisition compared to last period.

         Equity in earnings of affiliates was $2.2 million for the second quarter of 2001 versus $3.5 million for the same period last year. This income represents the Company's equity interest in CorrChoice's net income and, to a lesser extent, the Company's share of Abzac-Greif, South Coast-Van Leer Texas, LLC, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 7 to the Consolidated Financial Statements contained in Item I).

Year-to-Date Results:

         Net sales increased $107.1 million or 23.6% during the first half of 2001 compared to the same period last year. The increase is primarily due to the inclusion of Van Leer Industrial Packaging net sales of $147.7 million, which is partially offset by lower sales volume in the existing Industrial Shipping Containers and Containerboard & Corrugated Products segments.

         The Industrial Shipping Containers segment had an increase in net sales of $127.2 million or 54.8% primarily due to the acquisition of Van Leer Industrial Packaging, which contributed $147.7 million to net sales during the second quarter of 2001. A decrease in customer demand caused by weakness in the U.S. manufacturing sector partially offset this increase in net sales. In addition, sales to the agricultural sector were lower in the first quarter of 2001 compared to 2000 due to the late harvest of certain crops during 1999, which extended into the first quarter of 2000.

         The Containerboard & Corrugated Products segment had a decrease in net sales of $18.4 million or 9.1% primarily due to lower sales volume, which was partially offset by slightly higher average selling prices as compared to the same period last year. This reduction in sales volume was caused by lower customer demand in the containerboard industry due to continued weakness in the U.S. manufacturing sector.

         The net sales of the Timber segment decreased $1.8 million from $20.0 million during the first half of 2000 to $18.2 million during the first half of 2001. The sales of timber are recorded as net sales, while timberland sales are included in other income. The results for the first half of 2001 are not necessarily indicative of the Company's expectations for the entire year. The Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         Other income increased to $83.9 million during the first half of 2001 from $11.1 million during the same period last year. This increase is primarily due to gains recognized on timberland sales of $78.0 million for 2001 compared to $6.1 million last year (see "Timberland Transactions" below).

         The cost of products sold, as a percentage of net sales, increased from 76.2% last period to 79.1% this period. The increase is primarily due to lower sales volume in the Industrial Shipping Containers segment, which caused fixed costs, relative to net sales, to increase. In addition, the inclusion of Van Leer Industrial Packaging has contributed to the higher cost of products sold, as a percentage of net sales, due to lower gross margins than the Company's other products. This increase was partially offset by lower raw material costs, which more than offset the lower sales volume, in the Containerboard & Corrugated Products segment.

         The $20.8 million increase in selling, general and administrative expense is primarily due to the inclusion of two months of Van Leer Industrial Packaging results in 2001.

         During the second quarter of 2001, the Company recognized a restructuring charge of $11.5 million resulting from a plan to consolidate six of the Company's existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 3 to the Consolidated Financial Statements contained in Item I). In connection with the acquisition and consolidation plan, an additional five facilities in North America, South America and Japan, which were purchased as part of the Van Leer Industrial Packaging acquisition, will be closed. Certain redundant administrative positions will also be eliminated as part of this plan. Accordingly, the Company recorded a $14.8 million restructuring liability related to these locations. The Company's management believes that, upon completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

         Interest expense during the first half of 2001 increased to $15.9 million from $8.5 million during the same period last year. The increase was primarily due to higher average debt outstanding this period as a result of the Van Leer Industrial Packaging acquisition compared to last period.

         Equity in earnings of affiliates was $4.3 million for the first half of 2001 versus $6.4 million for the same period last year. This income represents the Company's equity interest in CorrChoice's net income and, to a lesser extent, the Company's share of Abzac-Greif, South Coast-Van Leer Texas, LLC, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 7 to the Consolidated Financial Statements contained in Item I).

Timberland Transactions:

         In December 2000, the Company sold certain hardwood timberlands situated in Arkansas, Mississippi and Louisiana for $44.4 million. As such, the Company recognized a gain of $43.0 million during the first quarter of 2001 related to this transaction. In a related agreement, the Company sold other hardwood timberlands for $30.0 million in March 2001, and recognized a gain of $27.7 million during the second quarter of 2001. A total of approximately 65,000 acres of timber properties were sold as a result of these transactions.

         In a separate transaction during December 2000, the Company purchased certain softwood timberlands situated in Louisiana for $42.8 million. In a related agreement, the Company purchased other softwood timberlands for $43.1 million in March 2001. A total of approximately 63,000 acres of timber properties were purchased as a result of these transactions.

         For tax purposes, these sale and purchase transactions will be treated as like-kind exchanges pursuant to Section 1031 of the Internal Revenue Code, and will result in a deferral of the tax gain on the sale transactions.

LIQUIDITY AND CAPITAL RESOURCES

         As reflected by the Consolidated Balance Sheet at April 30, 2001 and discussed in greater detail in the 2000 Annual Report, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

         As discussed in the 2000 Annual Report, the Company is subject to the economic conditions of the market in which it operates. During this period, the Company has been able to utilize its financial strength to meet its continued business needs.

         The current ratio of 1.9:1 as of April 30, 2001 is an indication of the Company's continued dedication to strong liquidity.

Investments in Business Expansion:

         Capital expenditures were $15.7 million during the six months ended April 30, 2001, excluding the purchase of timber properties ($87.5 million).

Van Leer Industrial Packaging Acquisition:

         As previously reported, on March 2, 2001, pursuant to the terms of Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between the Company and Huhtamaki, the Company acquired all of the issued share capital of Van Leer Industrial Packaging for $555 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206 million) as of the closing date. Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

         On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million Term Loan B, and a $150 million revolving multicurrency credit facility. At April 30, 2001, there was $129.0 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

         The Term Loan A (both U.S. Dollar and Euro) and Term Loan B periodically reduce through the maturity date of February 28, 2006 and February 29, 2008, respectively. The revolving multicurrency credit facility matures on February 28, 2006. The Company is required to pay a facility fee each quarter equal to .094% to .125% of the total commitment amount based upon the Company's leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate plus a calculated margin amount and resets on a quarterly basis.

         The Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to the loan obligations of the Company under the Senior Secured Credit Agreement.

Balance Sheet Changes:

         The increases in assets and liabilities are primarily due to the acquisition of Van Leer Industrial Packaging on March 2, 2001.

         The increases in timber properties and land are primarily due to the purchase of 63,000 acres of pine timber and land in Louisiana for $85.9 million. In addition, the Van Leer Industrial Packaging acquisition contributed to the increase in land.

         The increase in long-term obligations was the result of borrowings under the Company's Senior Secured Credit Agreement, which was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing credit facility.

         The increase in deferred tax liability was primarily due to the sale of 65,000 acres of hardwood timber for $74.4 million, and the Van Leer Industrial Packaging acquisition. During the six months ended April 30, 2001, a gain of $78.0 million, which includes a $70.7 million gain from the sale of the 65,000 acres of hardwood timber, was recognized on the sale of timberlands. The tax gain is being deferred pursuant to Section 1031 of the Internal Revenue Code.

Other Liquidity Matters:

         During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively service the Company's customers. The ultimate cost of this project is dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of April 30, 2001, the Company has spent approximately $31 million towards this project. While this program is not complete, with regard to the manufacturing and sales modules, the centralized finance module is in place. As such, amortization has begun on approximately $20 million of this amount. The capitalized costs of the project are being amortized on a straight-line basis over a seven-year period.

         In addition to the new management information system, as described above, the Company has approved future purchases of approximately $11 million. These purchases are primarily to replace and improve equipment.

         Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

Share Repurchase Program:

         During the first half of 2001, the Company repurchased 4,500 shares of Class B Common Stock. As of April 30, 2001, the Company had repurchased 564,410 shares, including 405,476 Class A common shares and 158,934 Class B common shares.


          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         Some of the information in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause a difference include, but are not limited to, changes in general business and economic conditions, the relative strength of the U.S. dollar compared with other foreign currencies, capacity levels in the containerboard market, competitive pricing pressures, in particular with respect to the price of paper, litigation or claims against the Company pertaining to environmental, product liability and safety and health matters, risks associated with the Company's acquisition strategy, in particular the Company's ability to locate and acquire other businesses, the Company's ability to integrate its newly acquired operations effectively with its existing businesses, the Company's ability to achieve improved operating efficiencies and capabilities sufficient to offset consolidation expenses and the frequency and volume of sales of the Company's timber and timberlands. These and other risks and uncertainties that could materially affect the financial results of the Company are further discussed in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended October 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-----------------------------------------------------------------

         There is no change in the quantitative and qualitative disclosures about the Company's market risk from the disclosures contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2000, except as set forth below.

Interest Rate Risk:

         The Company is subject to interest rate risk related to its financial instruments, which include borrowings under its $900 million Senior Secured Credit Agreement that was entered into on March 2, 2001, and interest rate swap agreements (see Notes 8 and 9 to the Consolidated Financial Statements contained in Item I).

Foreign Currency Risk:

         On March 2, 2001, the Company acquired Van Leer Industrial Packaging, an industrial shipping containers manufacturer with operations in over 40 countries. Consequently, the Company's operating income is potentially affected to a significant degree by fluctuations in foreign currency exchange rates. However, given the geographic presence of the Company's operations, the Company mitigates this exposure to some degree. The Company's transaction exposure is somewhat limited due to the Company both producing and selling a majority of its products within each respective country. In certain circumstances, the Company will use short-term foreign currency hedges to cover operational costs that are denominated in non-functional currencies or to hedge short-term intercompany balances. Such contracts limit the Company's exposure to both favorable and unfavorable foreign currency fluctuations. The Company is in the process of evaluating its transaction and translation foreign currency exposures on a consolidated basis to determine the extent that any future foreign currency hedges are necessary.


PART II. OTHER INFORMATION
--------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

     (b.)    Reports on Form 8-K.

             On March 15, 2001, as amended on May 16, 2001, the Company filed a Current Report on Form 8-K under Item 2 that described the acquisition of Van Leer Industrial Packaging.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          Greif Bros. Corporation
                                          -------------------------------------
                                          (Registrant)


Date:  June 14, 2001                      /s/ Kenneth E. Kutcher
       ----------------------             --------------------------------------
                                          Kenneth E. Kutcher
                                          Chief Financial Officer and Secretary
                                          (Duly Authorized Signatory)