Form 10-Q
period 2001-07-31
GREIF BROTHERS CORP
filed 2001-09-13
CIK 43920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended July 31, 2001             Commission File Number  1-566
                      -------------                                     -----

                             GREIF BROS. CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                        31-4388903
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

            425 Winter Road, Delaware, Ohio                     43015
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

                  Class A Common Stock               10,526,196 shares
                  Class B Common Stock               11,842,859 shares

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
              (U.S. Dollars in thousands, except per share amounts)

                                                                            Three months                   Nine months
                                                                            ended July 31,                 ended July 31,
                                                                            --------------                 --------------
                                                                          2001           2000            2001            2000
                                                                         -------        -------         --------      --------

Net sales                                                               $435,765       $243,856       $1,011,247      $716,306
Gain on sale of timberlands                                                  415            141           78,674         6,430
Other income, net                                                          2,275          2,424            4,288         5,734
                                                                         -------        -------         --------      --------
                                                                         438,455        246,421        1,094,209       728,470
                                                                         -------        -------         --------      --------

Cost of products sold                                                    344,524        186,726          802,663       551,165
Selling, general and administrative expenses                              60,196         31,708          141,695        92,436
Restructuring charge                                                          --             --           11,534            --
Interest expense, net                                                     17,048          3,524           29,265        10,493
                                                                         -------        -------         --------      --------
                                                                         421,768        221,958          985,157       654,094
                                                                         -------        -------         --------      --------

    Income before income taxes, minority
       interest and equity in earnings of affiliates                      16,687         24,463          109,052        74,376
Income taxes                                                               6,303          9,254           41,331        28,635
                                                                         -------        -------         --------      --------

    Income before minority interest and
       equity in earnings of affiliates                                   10,384         15,209           67,721        45,741
Minority interest                                                            224             --              358            --
Equity in earnings of affiliates                                           2,753          3,620            7,083        10,066
                                                                         -------        -------         --------      --------

    Net income                                                           $12,913        $18,829         $ 74,446      $ 55,807
                                                                         =======        =======         ========      ========


Basic earnings per share:
-------------------------

Class A Common Stock                                                     $  0.46        $  0.67         $   2.64      $   1.97
Class B Common Stock                                                     $  0.68        $  1.00         $   3.94      $   2.95

Diluted earnings per share:
---------------------------

Class A Common Stock                                                     $  0.46         $ 0.66         $   2.63      $   1.97
Class B Common Stock                                                     $  0.68         $ 1.00         $   3.94      $   2.95


See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. Dollars in thousands)

ASSETS
                                                                               July 31,            October 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                  $   56,301           $  13,388
    Trade accounts receivable - less allowance
      of $11,353 for doubtful items ($2,293 in 2000)                              282,716             119,645
    Income tax receivable                                                              --              14,343
    Inventories                                                                   130,732              42,741
    Net assets held for sale                                                        8,839               8,495
    Deferred tax assets                                                             9,464               2,216
    Prepaid expenses and other                                                     45,454              12,315
                                                                               ----------           ---------
                                                                                  533,506             213,143
                                                                               ----------           ---------
LONG-TERM ASSETS
    Goodwill - less amortization                                                  168,261             136,284
    Other intangible assets                                                        37,590               1,816
    Investment in affiliates                                                      145,238             136,374
    Other long-term assets                                                         44,946              16,052
                                                                               ----------           ---------
                                                                                  396,035             290,526
                                                                               ----------           ---------
PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                                             74,034              21,518
    Land                                                                           87,685              12,330
    Buildings                                                                     242,311             133,591
    Machinery and equipment                                                       712,798             521,685
    Capital projects in progress                                                   47,546              23,354
                                                                               ----------           ---------
                                                                                1,164,374             712,478
    Accumulated depreciation                                                     (316,477)           (276,816)
                                                                               ----------           ---------
                                                                                  847,897             435,662
                                                                               ----------           ---------

                                                                               $1,777,438           $ 939,331
                                                                               ==========           =========




See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. Dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               July 31,          October 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                              (Unaudited)

CURRENT LIABILITIES
    Accounts payable                                                           $  112,510           $  45,075
    Bank overdrafts                                                                 8,129                  --
    Accrued payrolls and employee benefits                                         17,331              11,216
    Restructuring reserve                                                          20,278                  --
    Short-term borrowings                                                          16,641                  --
    Current portion of long-term debt                                              40,600                  --
    Other current liabilities                                                      84,461               8,656
                                                                               ----------           ---------
                                                                                  299,950              64,947
                                                                               ----------           ---------
LONG-TERM LIABILITIES
    Long-term debt                                                                681,290             235,000
    Deferred tax liability                                                        115,007              58,895
    Postretirement benefit liability                                               46,961              20,095
    Other long-term liabilities                                                    33,928              17,880
                                                                               ----------           ---------
                                                                                  877,186             331,870
                                                                               ----------           ---------
MINORITY INTEREST                                                                     358                  --
                                                                               ----------           ---------
SHAREHOLDERS' EQUITY (Note 11)
    Common stock, without par value                                                10,446              10,383
    Treasury stock, at cost                                                       (58,005)            (57,894)
    Retained earnings                                                             661,550             598,301
    Accumulated other comprehensive income
        -    foreign currency translation                                          (8,785)             (8,276)
        -    interest rate swaps                                                   (5,262)                 --
                                                                               ----------           ---------
                                                                                  599,944             542,514
                                                                               ----------           ---------

                                                                               $1,777,438           $ 939,331
                                                                               ==========           =========











See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                           (U.S. Dollars in thousands)

For the nine months ended July 31,                        2001          2000
                                                          ----          ----

Cash flows from operating activities:
    Net income                                         $  74,446     $  55,807
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization          57,462        35,498
        Equity in earnings of affiliates
           in excess of amounts distributed               (4,214)       (7,675)
        Minority interest                                    358            --
        Deferred income taxes                             23,671         1,616
        Gain on disposals of properties, plants and
           equipment                                     (80,906)           --
        Other, net                                       (33,484)          987
        Changes in current assets and liabilities         50,059           723
                                                       ---------     ---------
    Net cash provided by operating activities             87,392        86,956
                                                       ---------     ---------
Cash flows from investing activities:
    Acquisition of businesses, net of cash              (314,763)           --
    Disposals of investments in Canadian
      government securities                                   --         5,314
    Purchases of properties, plants and equipment       (124,435)      (58,614)
    Proceeds on disposals of properties, plants and
      equipment                                           85,684            --
                                                       ---------     ---------
    Net cash used in investing activities               (353,514)      (53,300)
                                                       ---------     ---------
Cash flows from financing activities:
    Proceeds from long-term debt                         760,000            --
    Payments on long-term debt                          (433,196)       (9,000)
    Payments on short-term borrowings                     (4,902)           --
    Dividends paid                                       (11,197)      (10,658)
    Acquisitions of treasury stock                          (117)       (4,968)
    Other, net                                                69           190
                                                       ---------     ---------
    Net cash provided by (used in) financing
      activities                                         310,657       (24,436)
                                                       ---------     ---------
Foreign currency translation adjustment                   (1,622)         (482)
                                                       ---------     ---------

Net increase in cash and cash equivalents                 42,913         8,738
Cash and cash equivalents at beginning of period          13,388         8,935
                                                       ---------     ---------

Cash and cash equivalents at end of period             $  56,301     $  17,673
                                                       =========     =========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JULY 31, 2001
                                  -------------


NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2001 and October 31, 2000 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2001 and 2000. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Annual Report on Form 10-K of Greif Bros. Corporation and its subsidiaries (collectively, the "Company").

         Certain prior year amounts, including shipping and handling costs (see
Note 2), have been reclassified to conform to the 2001 presentation.


NOTE 2 - SHIPPING AND HANDLING FEES AND COSTS
---------------------------------------------

         The Emerging Issues Task Force ("EITF") reached a consensus in September 2000 that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company now includes shipping and handling costs in cost of products sold. Prior to the issuance of EITF No. 00-10, the Company's shipping and handling costs were netted in net sales. All prior period amounts have been reclassified to conform to EITF No. 00-10.

NOTE 3 -- VAN LEER INDUSTRIAL PACKAGING ACQUISITION
---------------------------------------------------

         As previously reported, on March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation ("Huhtamaki"), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

         As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. In addition, the Company paid $13.3 million in legal and professional fees related to the acquisition. The acquisition was funded by new long-term debt borrowed against a $900 million Senior Secured Credit Agreement (see Note 9).

         The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $626.5 million and $336.6 million, respectively. The allocation of the purchase price is based upon preliminary estimates of fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to adjustments to the purchase price and refinements of the fair values of the net assets acquired. Intangible assets, with a combined fair value of $34.1 million, including the Van Leer trademark, Tri-Sure Closures trademarks, patents and other proprietary information, and certain noncompete agreements, have been recorded. The excess of the purchase price over the fair values of the net tangible and intangible assets acquired of $37.9 million was recorded as goodwill.

         The intangible assets are being amortized on a straight-line basis over their estimated economic lives of 2 to 25 years. The goodwill is being amortized on a straight-line basis over 25 years based on consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products.

Pro Forma Information
---------------------

         The following pro forma (unaudited) information assumes the Van Leer Industrial Packaging acquisition had occurred on November 1, 1999 (U.S. Dollars in thousands, except per share amounts):

                                                       Nine months
                                                      ended July 31,
                                                      --------------
                                                   2001             2000
                                                   ----             ----

Net sales                                       $1,301,147      $1,446,206
Net income                                      $   61,546      $   56,307

Basic and diluted earnings per share:
-------------------------------------
 Class A Common Stock                           $     2.18      $     1.99
 Class B Common Stock                           $     3.26      $     2.98

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

NOTE 4 -- RESTRUCTURING RESERVES
--------------------------------

         During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants are being closed. The plants are located in North America. In addition, certain redundant administrative functions are being eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 400 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company is planning to sell its six owned facilities. The Company expects to complete these restructuring activities over the next three quarters. Subsequent to the recognition of the restructuring charge, the Company will incur additional costs to relocate machinery and equipment and employees upon the closure of these plants. The amounts charged against this restructuring reserve during the period ended July 31, 2001 are as follows (U.S. Dollars in thousands):

                                    Balance at                   Balance at
                                     04/30/01      Activity       07/31/01
                                     --------      --------       --------
Cash charges:
  Employee separation costs           $ 8,000       $ 3,322       $ 4,678

Cash and non-cash charges:
  Other exit costs                      3,534            10         3,524
                                      -------       -------       -------

                                      $11,534       $ 3,332       $ 8,202
                                      =======       =======       =======

         As of July 31, 2001, there were a total of 55 employees that had been terminated and provided severance benefits under this restructuring plan.

         In addition, in connection with the 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition will be closed. Four of these facilities are Company-owned and one is leased. The facilities are located in North America, South America and Japan. In addition, certain redundant administrative functions will be eliminated. Accordingly, the Company recognized a $14.8 million restructuring liability in its purchase price allocation related to these locations during the second quarter of 2001. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $11.6 million in employee separation costs (approximately 300 employees), $0.9 million in lease termination costs and $2.3 million in other exit costs. The Company is planning to sell the four Company-owned facilities. The lease will be terminated on the remaining facility. The amounts charged against this restructuring reserve during the period ended July 31, 2001 are as follows (U.S. Dollars in thousands):

                                        Balance at                  Balance at
                                         02/28/01       Activity     07/31/01
                                         --------       --------     --------
Cash charges:
-------------
  Employee separation costs               $11,640       $ 2,494       $ 9,146

Cash and non-cash charges:
--------------------------
  Other exit costs                          3,203           273         2,930
                                          -------       -------       -------

                                          $14,843       $ 2,767       $12,076
                                          =======       =======       =======

         As of July 31, 2001, there were a total of 166 employees that had been terminated and provided severance benefits under this restructuring plan.


NOTE 5 -- TIMBERLAND TRANSACTIONS
---------------------------------

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

NOTE 6 -- INVENTORIES
---------------------

         Inventories are comprised principally of raw materials and are stated at the lower of cost or market, principally on the last-in, first-out basis in the United States and on the first-in, first-out basis in other parts of the world.


NOTE 7 -- NET ASSETS HELD FOR SALE
----------------------------------

         Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of July 31, 2001, there were nine facilities held for sale. The net assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales within the upcoming year.


NOTE 8 -- INVESTMENT IN AFFILIATES
----------------------------------

         The Company has investments in CorrChoice (63.24%), Abzac-Greif (49%), South Coast-Van Leer Texas, LLC (20%), Socer Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) which are accounted for on the equity method. The Company's share of earnings of these affiliates is included in income as earned. In the first nine months of 2001, the Company received dividends from affiliates of $2.9 million.

         The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $4.9 million at July 31, 2001 is being amortized over a fifteen-year period.

         The summarized unaudited financial information below represents the combined results of the Company's unconsolidated affiliates (U.S. Dollars in thousands):

                            Three months                    Nine months
                           ended July 31,                  ended July 31,
                           --------------                  --------------
                        2001            2000            2001            2000
                        ----            ----            ----            ----

Net sales             $ 73,229      $ 75,635          $214,196      $221,273
Gross profit            12,666        11,169            33,049        36,192
Operating income         8,085         8,546            20,861        26,838
Net income               4,954         6,024            13,238        17,870

NOTE 9 -- LONG-TERM DEBT
------------------------

         On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million Term Loan B, and a $150 million revolving multicurrency credit facility. At July 31, 2001, there was $119.6 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

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

         The Senior Secured Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to the loan obligations of the Company under the Senior Secured Credit Agreement.

NOTE 10 -- INTEREST RATE CONTRACTS
----------------------------------

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

         The Company has entered into interest rate swap agreements with a total notional amount of $395.0 million with maturities ranging from one to eight years. The interest rate swap contracts were entered into to assist the Company in its management of exposure to variable rate debt. Under the agreements, the Company receives interest quarterly from the counterparty equal to the LIBOR rate and pays interest at a weighted average rate of 5.41%. The differentials paid or received under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable.

         At July 31, 2001, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $8.5 million ($5.3 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income. When SFAS Nos. 133, 137 and 138 were adopted on November 1, 2000, the Company recorded an asset for the interest rate swap contracts in the amount of $2.6 million ($1.6 million net of tax). A credit in the same amount was recorded as accumulated other comprehensive income at that date. Accordingly, the loss recognized in other comprehensive income for the three-month and nine-month periods ended July 31, 2001 was $4.5 million and $11.1 million, respectively, or $2.8 million and $6.9 million, respectively, on a net of tax basis. The fair values of the interest rate swap contracts were determined by the counterparties.

NOTE 11 -- CAPITAL STOCK
------------------------

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

         The following table summarizes the Company's Class A and Class B common and treasury shares at the specified dates:

                                           Authorized              Issued                Outstanding              Treasury
                                              Shares               Shares                  Shares                  Shares
                                              ------               ------                  ------                  ------

July 31, 2001:
Class A Common Stock                        32,000,000            21,140,960             10,526,196              10,614,764
Class B Common Stock                        17,280,000            17,280,000             11,842,859               5,437,141

October 31, 2000:
Class A Common Stock                        32,000,000            21,140,960             10,523,196              10,617,764
Class B Common Stock                        17,280,000            17,280,000             11,847,359               5,432,641


NOTE 12 -- DIVIDENDS PER SHARE
------------------------------

         The following dividends per share were paid during the period indicated:

                                Three months            Nine months
                               ended July 31,          ended July 31,
                               --------------          --------------
                               2001       2000         2001      2000
                               ----       ----         ----      ----

Class A Common Stock          $0.14       $0.14        $0.40     $0.38
Class B Common Stock          $0.21       $0.21        $0.59     $0.56

NOTE 13 -- CALCULATION OF EARNINGS PER SHARE
--------------------------------------------

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

         The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                                 Three months                        Nine months
                                                ended July 31,                      ended July 31,
                                                --------------                      --------------
                                            2001              2000              2001              2000
                                            ----              ----              ----              ----

Class A Common Stock:
  Basic shares                              10,523,788        10,523,196        10,523,393        10,569,515
  Assumed conversion of stock
    options                                     39,293            35,494            29,472            36,994
                                            ----------        ----------        ----------        ----------
  Diluted shares                            10,563,081        10,558,690        10,552,865        10,606,509
                                            ==========        ==========        ==========        ==========

Class B Common Stock:
  Basic and diluted shares                  11,842,859        11,847,359        11,844,165        11,854,350
                                            ==========        ==========        ==========        ==========

         There were 370,090 and 797,634 stock options that were antidilutive for the three-month and nine-month periods, respectively, ended July 31, 2001 (507,289 and 371,875 for the three-month and nine-month periods, respectively, ended July 31, 2000).

NOTE 14 -- COMPREHENSIVE INCOME
-------------------------------

         Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income, net of tax, are as follows:

                                                                   Three months                      Nine months
                                                                  ended July 31,                   ended July 31,
                                                                  --------------                   --------------
                                                                2001            2000              2001              2000
                                                                ----            ----              ----              ----

Net income                                                     $ 12,913         $ 18,829          $ 74,446         $ 55,807
Other comprehensive income (loss):
     Foreign currency translation
       adjustment                                                 1,359             (949)             (509)            (572)
     Change in market value of interest
       rate swaps                                                (2,760)              --            (6,878)              --
                                                               --------         --------          --------         --------

Comprehensive income                                           $ 11,512         $ 17,880          $ 67,059         $ 55,235
                                                               ========         ========          ========         ========

         As described in Note 10, the Company adopted SFAS Nos. 133, 137 and 138 on November 1, 2000 and, accordingly, the change in the market value of interest rate swaps is not recognized as a component of comprehensive income prior to adoption.

NOTE 15 -- BUSINESS SEGMENT INFORMATION
---------------------------------------

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

         The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA"). The accounting policies of the reportable segments are the same as those described in the "Description of Business and Summary of Significant Accounting Policies" note in the 2000 Annual Report except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level in the United States.

         Corporate and other includes the costs associated with the Company's corporate headquarters, the Company's long-term obligations and other non-segment items.

         The following segment information is presented for the periods indicated (U.S. Dollars in thousands):


                                                              Three months                     Nine months
                                                             ended July 31,                  ended July 31,
                                                             --------------                  --------------
                                                         2001            2000            2001            2000
                                                         ----            ----            ----            ----

Net sales:
  Industrial shipping containers                          $333,700        $122,994        $ 697,643        $363,199
  Containerboard & corrugated
    products                                                91,790         105,391          285,090         317,661
  Timber                                                    10,275          15,471           28,514          35,446
                                                           -------         -------         --------        --------

    Total                                                 $435,765        $243,856       $1,011,247        $716,306
                                                          ========        ========       ==========        ========

EBITDA:
  Industrial shipping containers                           $34,750         $14,022         $ 65,298         $44,353
  Containerboard & corrugated
    products                                                22,205          19,123           65,654          61,600
  Timber                                                     9,371          13,874          103,150          37,072
                                                           -------         -------         --------        --------

    Total segment                                           66,326          47,019          234,102         143,025
  Restructuring charge                                          --              --          (11,534)             --
  Corporate and other                                       (9,589)         (7,823)         (27,380)        (22,658)
                                                           -------         -------         --------        --------

    Total EBITDA                                            56,737          39,196          195,188         120,367
Depreciation, depletion and
   amortization                                            (23,450)        (11,209)         (57,462)        (35,498)
Interest expense, net                                      (17,048)         (3,524)         (29,265)        (10,493)
Foreign currency translation                                   448                              591              --
                                                           -------         -------         --------        --------

Income before income taxes,
  minority interest and equity in
  earnings of affiliates                                   $16,687         $24,463         $109,052        $ 74,376
                                                           =======         =======         ========        ========

                                                               Three months                    Nine months
                                                              ended July 31,                  ended July 31,
                                                              --------------                  --------------
                                                            2001            2000            2001            2000
                                                            ----            ----            ----            ----

Depreciation, depletion and
   amortization:
  Industrial shipping containers                           $16,180          $4,767         $32,581          $16,356
  Containerboard & corrugated
     products                                                5,476           5,594          16,701           16,743
  Timber                                                       446              77           4,382              229
                                                           -------         -------         -------          -------

    Total segment                                           22,102          10,438          53,664           33,328
  Corporate and other                                        1,348             771           3,798            2,170
                                                           -------         -------         -------          -------

    Total                                                  $23,450         $11,209         $57,462          $35,498
                                                           =======         =======         =======          =======


                                                                                      July 31,          October 31,
                                                                                        2001               2000
                                                                                        ----               ----


Total assets:
  Industrial shipping containers                                                     $1,052,835            $397,741
  Containerboard & corrugated products                                                  348,558             350,791
  Timber                                                                                103,405              29,472
                                                                                     ----------            --------

    Total segment                                                                     1,504,798             778,004
  Corporate and other                                                                   272,640             161,327
                                                                                     ----------            --------

    Total                                                                            $1,777,438            $939,331
                                                                                     ==========            ========


         The following table presents net sales to external customers by geographic area (U.S. Dollars in thousands):

                                                               Three months                    Nine months
                                                              ended July 31,                  ended July 31,
                                                              --------------                  --------------
                                                           2001            2000            2001            2000
                                                           ----            ----            ----            ----

North America                                             $260,363        $243,856       $  720,642        $716,306
Europe                                                     111,385              --          183,763              --
Other                                                       64,017                          106,842              --
                                                          --------        --------       ----------        --------
                                                                                --

    Total                                                 $435,765        $243,856       $1,011,247        $716,306
                                                          ========        ========       ==========        ========

         The following table presents total assets by geographic area (U.S. Dollars in thousands):


                                                July 31,          October 31,
                                                  2001               2000
                                                  ----               ----


North America                                  $1,225,303            $939,331
Europe                                            336,711                  --
Other                                             215,424                  --
                                               ----------            --------

    Total                                      $1,777,438            $939,331
                                               ==========            ========


NOTE 16 -- RECENT ACCOUNTING STANDARDS
--------------------------------------

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2001 for the Company. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company does not believe that SAB No. 101 will have a material impact on its results of operations.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, earlier application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year. The Company is reviewing these standards and has not yet determined their impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------

RESULTS OF OPERATIONS

         The following comparative information is presented for the three-month and nine-month periods ended July 31, 2001 and 2000. Historically, revenues and earnings may or may not be representative of future operating results due to various economic factors. As previously reported, on March 2, 2001, the Company acquired Van Leer Industrial Packaging (see Note 3 to the Consolidated Financial Statements contained in Item I). As such, the consolidated financial statements include three months of results for the three-month period ended July 31, 2001 and five months of results for the nine-month period ended July 31, 2001 related to the Van Leer Industrial Packaging operations.

Third Quarter Results:

         Net sales increased $191.9 million or 78.7% during the third quarter of 2001 as compared to the same period last year. The increase was due to the inclusion of Van Leer Industrial Packaging net sales of $227.2 million, which was partially offset by lower sales volume in the existing Industrial Shipping Containers and Containerboard & Corrugated Products segments, and lower Timber segment sales.

         The Industrial Shipping Containers segment had an increase in net sales of $210.7 million or 171.3% primarily due to the acquisition of Van Leer Industrial Packaging, which contributed $227.2 million to net sales during the third quarter of 2001. A decrease in customer demand caused by continued weakness in the U.S. economy, particularly in the chemical industry, partially offset this increase in net sales.

         The Containerboard & Corrugated Products segment had a decrease in net sales of $13.6 million or 12.9% as compared to the same period last year. This reduction in net sales was caused by lower customer demand for corrugated containers due to continued weakness in the U.S. economy. Net sales were also affected by more competitive pricing in the Company's markets, and lower average sales price for linerboard and medium during the third quarter of 2001 compared to 2000.

         Net sales of the Timber segment decreased $5.2 million from $15.5 million during the third quarter of 2000 to $10.3 million during the third quarter of 2001. This decrease was due to the lower volume of scheduled timber sales in the third quarter of 2001. While timber sales are subject to quarterly fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberlands. The gains on sale of timberlands are slightly higher in the third quarter of 2001 than in the third quarter of 2000.

         Other income decreased to $2.3 million during the third quarter of 2001 from $2.4 million during the same period last year. Other income is primarily comprised of gains on the sale of facilities.

         The cost of products sold, as a percentage of net sales, increased from 76.6% last period to 79.1% this period. The increase was primarily due to the inclusion of Van Leer Industrial Packaging, which contributed to a higher cost of products sold, as a percentage of net sales, due to lower gross margins than the Company's other products. In addition, Timber segment sales, which have a lower cost associated with them, were below the prior period. Lower raw material costs, which more than offset the lower sales volume, in the Containerboard & Corrugated Products segment partially offset this increase.

         Net interest expense during the third quarter of 2001 increased to $17.0 million from $3.5 million during the same period last year. The increase was primarily due to higher average debt outstanding this period as a result of the Van Leer Industrial Packaging acquisition compared to last period.

         Equity in earnings of affiliates was $2.8 million for the third quarter of 2001 versus $3.6 million for the same period last year. This income represents the Company's equity interest in CorrChoice's net income and, to a lesser extent, the Company's share of Abzac-Greif, South Coast-Van Leer Texas, LLC, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 8 to the Consolidated Financial Statements contained in Item I).

Year-to-Date Results:

         Net sales increased $294.9 million or 41.2% during the first nine months of 2001 compared to the same period last year. The increase was primarily due to the inclusion of Van Leer Industrial Packaging net sales of $374.9 million, which was partially offset by lower sales volume in the existing Industrial Shipping Containers and Containerboard & Corrugated Products segments. Timber segment sales were lower during the nine months ended July 31, 2001 compared to a year ago.

         The Industrial Shipping Containers segment had an increase in net sales of $334.4 million or 92.1% primarily due to the acquisition of Van Leer Industrial Packaging, which contributed $374.9 million to net sales during the year-to-date period ended July 31, 2001. A decrease in customer demand caused by weakness in the U.S. economy, particularly in the chemical industry, partially offset this increase in net sales. In addition, net sales to the agricultural sector were lower in the first quarter of 2001 compared to 2000 due to the late harvest of certain crops during 1999, which extended into the first quarter of 2000.

         The Containerboard & Corrugated Products segment had a decrease in net sales of $32.6 million or 10.3% as compared to the same period last year. This reduction in net sales was caused by lower customer demand for corrugated containers and containerboard due to continued weakness in the U.S. economy. Net sales were also affected by more competitive pricing in the Company's markets, and lower average sales price for linerboard and medium during 2001 as compared to 2000.

         Net sales of the Timber segment decreased $6.9 million from $35.4 million during the first nine months of 2000 to $28.5 million during the first nine months of 2001. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberlands. The gains on sale of timberlands were $78.7 million for 2001 as compared to $6.4 million last year (see "Timberland Transactions" below).

         Other income decreased to $4.3 million during the first nine months of 2001 from $5.7 million during the same period last year. Other income is primarily comprised of gains on the sale of facilities.

         The cost of products sold, as a percentage of net sales, increased from 76.9% last period to 79.4% this period. The increase was primarily due to the inclusion of Van Leer Industrial Packaging, which has contributed to a higher cost of products sold, as a percentage of net sales, due to lower gross margins than the Company's other products. In addition, Timber segment sales, which have a lower cost associated with them, were below the prior period. This increase was partially offset by lower raw material costs, which more than offset the lower sales volume, in the Containerboard & Corrugated Products segment.

         During the second quarter of 2001, the Company recognized a restructuring charge of $11.5 million resulting from a plan to consolidate six of the Company's existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 4 to the Consolidated Financial Statements contained in Item I). In connection with the acquisition and consolidation plan, an additional five facilities in North America, South America and Japan, which were purchased as part of the Van Leer Industrial Packaging acquisition, are being closed. Certain redundant administrative positions will also be eliminated as part of this plan. Accordingly, the Company recorded a $14.8 million restructuring liability related to these locations. The Company's management believes that, upon completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

         Net interest expense during the first nine months of 2001 increased to $29.3 million from $10.5 million during the same period last year. The increase was primarily due to higher average debt outstanding this period as a result of the Van Leer Industrial Packaging acquisition compared to last period.

         Equity in earnings of affiliates was $7.1 million for the first nine months of 2001 versus $10.1 million for the same period last year. This income represents the Company's equity interest in CorrChoice's net income and, to a lesser extent, the Company's share of Abzac-Greif, South Coast-Van Leer Texas, LLC, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 8 to the Consolidated Financial Statements contained in Item I).

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

LIQUIDITY AND CAPITAL RESOURCES

         As reflected by the Consolidated Balance Sheet at July 31, 2001 and discussed in greater detail in the 2000 Annual Report, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

         As discussed in the 2000 Annual Report, the Company is subject to the economic conditions of the market in which it operates. During this period, the Company has been able to utilize its financial strength to meet its continued business needs.

         The current ratio of 1.8:1 as of July 31, 2001 is an indication of the Company's continued dedication to strong liquidity.

Investments in Business Expansion:

         Capital expenditures were $35.8 million during the nine months ended July 31, 2001, excluding the purchase of timber properties ($88.6 million).

Van Leer Industrial Packaging Acquisition:

         As previously reported, on March 2, 2001, pursuant to the terms of Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between the Company and Huhtamaki, the Company acquired all of the issued share capital of Van Leer Industrial Packaging for $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

         On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million Term Loan B, and a $150 million revolving multicurrency credit facility. At July 31, 2001, there was $119.6 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

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

         The Senior Secured Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to the loan obligations of the Company under the Senior Secured Credit Agreement.

Balance Sheet Changes:

         The increases in assets and liabilities were primarily due to the acquisition of Van Leer Industrial Packaging on March 2, 2001.

         The increases in timber properties and land were primarily due to the purchase of 63,000 acres of pine timber and land in Louisiana for $85.9 million. In addition, the Van Leer Industrial Packaging acquisition contributed to the increase in land.

         The increase in long-term debt was the result of borrowings under the Company's Senior Secured Credit Agreement, which was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing credit facility. This increase was partially offset by payments on long-term debt.

         The increase in deferred tax liability was primarily due to the sale of 65,000 acres of hardwood timber for $74.4 million, and the Van Leer Industrial Packaging acquisition. During the nine months ended July 31, 2001, a gain of $78.7 million, which included a $70.7 million gain from the sale of the 65,000 acres of hardwood timber, was recognized on the sale of timberlands. The tax gain is being deferred pursuant to Section 1031 of the Internal Revenue Code.

Other Liquidity Matters:

         During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively service the Company's customers. The ultimate cost of this project is dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of July 31, 2001, the Company has spent approximately $32 million towards this project. While this program is not complete, with regard to the manufacturing and sales modules, the centralized finance module is in place. As such, amortization has begun on approximately $20 million of this amount. The capitalized costs of the project are being amortized on a straight-line basis over a seven-year period.

         In addition to the new management information system, as described above, the Company has approved future purchases of approximately $19 million. These purchases are primarily to replace and improve equipment.

         Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

Share Repurchase Program:

         During the first nine months of 2001, the Company repurchased 4,500 shares of Class B Common Stock. As of July 31, 2001, the Company had repurchased 564,410 shares, including 405,476 Class A common shares and 158,934 Class B common shares.

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

Interest Rate Risk:

         The Company is subject to interest rate risk related to its financial instruments, which include borrowings under its $900 million Senior Secured Credit Agreement that was entered into on March 2, 2001, and interest rate swap agreements (see Notes 9 and 10 to the Consolidated Financial Statements contained in Item I).

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

    (b.)  Reports on Form 8-K.

          No events occurred requiring a Form 8-K to be filed.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       Greif Bros. Corporation
                                       ---------------------------------------

                                       (Registrant)


Date:  September 13, 2001              /s/ Joseph W. Reed
       ------------------------        ---------------------------------------
                                       Joseph W. Reed
                                       Chief Financial Officer and Secretary
                                       (Duly Authorized Signatory)