Form 10-K
period 2001-10-31
GREIF BROTHERS CORP
filed 2002-01-25
CIK 43920

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended October 31, 2001 Commission File Number 1-566
                              ----------------                        -----

                            GREIF BROS. CORPORATION
       -----------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               State of Delaware                          31-4388903
       -------------------------------               -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)

             425 Winter Road, Delaware, Ohio                    43015
       ----------------------------------------               ----------
       (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code 740-549-6000
                                                           ------------

        Securities registered pursuant to Section 12(b) of the Act:

                              Title of Each Class
                              -------------------
                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of Each Class
                             -------------------
                            Class "A" Common Stock
                            Class "B" Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.
                    -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 10, 2002 was $87,396,679.

The number of shares outstanding of each of the Registrant's classes of common stock, as of January 10, 2002 was as follows:

               Class A Common Stock  - 10,519,576
               Class B Common Stock  - 11,812,859

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant's Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 25, 2002, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 2001.

                                    PART I
                                    ------

Item 1.   Business
-------   --------

(a) General Development of Business

          Greif Bros. Corporation and its subsidiaries (the "Company") principally manufacture industrial shipping containers and containerboard and corrugated products that it sells to customers in many industries throughout the world. In March 2001, the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging") (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which
     Note is part of the financial statements contained in Item 8 of this Form 10-K), which significantly increased the operations of the Company. In addition, the Company owns timber properties, which are principally harvested and regenerated in the southeastern United States.

          The Company has 185 operating locations in over 40 countries and, as such, is subject to federal, state, local and foreign regulations in effect at the various localities.

(b) Financial Information about Segments

          The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber. Information related to each of these segments is included in Note 14 to the Consolidated Financial Statements on pages 61-63 of this Form 10-K, which
     Note is part of the financial statements contained in Item 8 of this Form 10-K, and which is incorporated herein by reference.

(c) Narrative Description of Business

          Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Form 10-K, is incorporated herein by reference.

          Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company's sales, no one customer is considered principal in the total operation of the Company.

-------   --------

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

          The Company does not believe that compliance with federal, state, local and foreign provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings, or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities for its 2002 fiscal year.

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

          As of October 31, 2001, the Company had approximately 10,000 employees.

(d) Financial Information about Geographic Areas

          The Company's operations are primarily located in North America, Europe and various other regions. Information related to each of these areas is included in Note 14 to the Consolidated Financial Statements, on pages 61-63 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

Item 2.   Properties
-------   ----------

     The following are the Company's principal locations and the products manufactured at such facilities or the use of such facilities. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements and consolidations of its properties as the Company's business continues to expand.

           Location                Products Manufactured
           --------                ---------------------
INDUSTRIAL SHIPPING CONTAINERS:
Argentina:
     San Juan                      Plastic drums
     San Fernando del Valle        Steel drums
     Tigre                         Steel drums, plastic drums and other

Australia:
     Altona North                  Steel drums, plastic drums, intermediate bulk
                                    containers and other
     Brisbane                      Steel drums and other
     Eagle Farm (1)                Reconditioning
     Marayong                      Plastic drums and other
     Penrith (2)                   Closures
     Perth                         Steel drums, plastic drums and other
     Seven Hills                   Steel drums and other
     Townsville                    Steel drums

Belgium:
     Lier                          Steel drums, plastic drums and other

Brazil:
     Aratu                         Steel drums
     Araucaria                     Closures
     Esteio                        Steel drums
     Manaus (3)                    Plastic drums
     Rio de Janeiro                Steel drums
     Sao Paulo                     Steel drums, plastic drums and other

Canada:
   Alberta:
     Lloydminster                  Fibre drums, steel drums and plastic drums

   Ontario:
     Belleville                    Plastic drums
     Milton                        Fibre drums
     Oakville                      Steel drums
     Stoney Creek                  Fibre drums
     Stoney Creek                  Steel drums
     Stoney Creek                  Research center and fibre drums

   Quebec:
     La Salle                      Fibre drums

Chile:
     Santiago                      Steel drums

-------   ----------

           Location                Products Manufactured
           --------                ---------------------
China:
     Ningbo                        Steel drums

Columbia:
     Bogota (4)                    Steel drums, plastic drums and other
     Cartagena                     Steel drums and plastic drums

Costa Rica:
     San Jose (5)                  Steel drums

Czech Republic:
     Usi nad Labem                 Steel drums

Denmark:
     Roskilde                      Fibre drums

Egypt:
     Sadat City                    Steel drums

France:
     Autheuil Authouilet (38)      Fibre drums, plastic drums and warehouse
     Gare de Correze               Plastic drums and warehouse
     Le Grand-Quevilly Cedex (6)   Steel drums, intermediate bulk containers,
                                    closures, warehouse and other

Germany:
     Attendorn                     Steel drums
     Haan (7)                      Closures warehouse
     Hamburg-Freihafen (8)         Steel drums
     Koln-Lovenich                 Fibre drums, steel drums and other
     Monzingen                     Plastic drums

Greece:
     Mandra-Attikis                Steel drums

Guatemala:
     Amatitlan                     Steel drums

Hungary:
     Almasfusito                   Steel drums

Italy:
     Melzo                         Fibre drums, steel drums and plastic drums
     Salzano                       Steel drums

Jamaica:
     Kingston                      Steel drums

Kenya:
     Mombasa (9)                   Steel drums, plastic drums and other

-------   ----------

           Location                Products Manufactured
           --------                ---------------------
Malaysia:
     Petaling Jaya                 Steel drums, plastic drums and other

Mexico:
     Cuernavaca                    Steel drums
     Naucalpan de Juarez           Fibre drums

Morocco:
     Casablanca                    Steel drums and plastic drums

Mozambique:
     Maputo                        Steel drums, plastic drums and other

Netherlands:
     Amstelveen                    General office
     Amsterdam                     Closures
     Europoort (10)                Steel drums and research center
     Vreeland                      Fibre drums, steel drums and other

New Zealand:
     Auckland                      Intermediate bulk containers
     Dunedin                       Intermediate bulk containers

Nigeria:
     Kaduna                        Steel drums
     Koko                          Steel drums
     Lagos (11)                    Steel drums, plastic drums and other

Philippines:
     Rizal (12)                    Steel drums

Poland:
     Rybnik (13)                   Steel drums and other

Portugal:
     Povoa de Santa Iria           Steel drums

Russia:
     Beloyarsk (14)                Steel drums
     Vologda                       Steel drums and other

Singapore:
     Tuas                          Steel drums
     Gul (15)                      Closures

South Africa:
     Eppingdust                    Steel drums
     Ladysmith                     Plastic drums
     Mobeni                        Steel drums and other
     Port Elizabeth                Warehouse
     Vanderbijlpark                Steel drums and other

-------   ----------

           Location                Products Manufactured
           --------                ---------------------
Spain:
     Reus (Tarragona)              Steel drums, warehouse and other

Sweden:
     Perstorp                      Fibre drums and warehouse
     Vasterhaninge (16)            Steel drums

Turkey:
     Kocaeli                       Steel drums and other

United Kingdom:
     Burton-on-Trent               Steel drums and other
     Deeside (17)                  Closures and other
     Ellesmere Port                Steel drums
     Ellesmere Port                Fibre drums, plastic drums and other
     Hull                          Steel drums
     Kingston-Upon-Hull (38)       Plastic drums

Uruguay:
     Las Piedras (18)              Steel drums and plastic drums

Venezuela:
     Punto Fijo                    Steel drums
     Valencia                      Steel drums, plastic drums and other

Zimbabwe:
     Harare                        Steel drums, plastic drums and other

United States:
   Alabama:
     Creola                        Fibre drums
     Cullman                       Steel drums

   Arkansas:
     Batesville (38)               Fibre drums

   California:
     Fontana                       Steel drums
     La Palma                      Fibre drums
     Merced                        Steel drums
     Morgan Hill                   Fibre drums

   Colorado:
     Denver (19)                   Warehouse

   Connecticut:
     Windsor Locks (20)            Fibre drums

   Georgia:
     Lawrenceville                 Intermediate bulk containers
     Lavonia                       Intermediate bulk containers
     Lithonia                      Fibre drums and laminator

-------      --------------------

             Location                  Products Manufactured
             --------                  ---------------------

        Illinois:
             Alsip                     Steel drums
             Bradley (21)              Plastic drums
             Bradley (22)              Other
             Carol Stream              Closures
             Chicago                   Steel drums
             Lockport                  Plastic drums
             Lombard (23)              Research center
             Naperville (24)           Fibre drums

        Kansas:
             Kansas City (25)          Fibre drums
             Winfield                  Steel drums

        Kentucky:
             Florence                  Steel drums
             Mount Sterling            Plastic drums
             Mount Sterling            Warehouse

        Louisiana:
             St. Gabriel               Steel drums and plastic drums

        Massachusetts:
             Mansfield                 Fibre drums

        Michigan:
             Midland (26)              Warehouse
             Taylor                    Fibre drums

        Minnesota:
             Minneapolis               Fibre drums

        Mississippi:
             Canton (38)               Steel drums

        Missouri:
             Wright City (27)          Fibre drums

        New Jersey:
             Englishtown (28)          Fibre drums
             Spotswood                 Fibre drums
             Teterboro                 Fibre drums

        New York:
             Tonawanda                 Fibre drums

        North Carolina:
             Bladenboro                Steel drums
             Charlotte (29)            Fibre drums

-------    ----------

           Location            Products Manufactured
           --------            ---------------------

     Ohio:
         Caldwell              Steel drums
         Delaware (30)         Research center
         Greenville            Other
         Van Wert              Fibre drums

     Pennsylvania:
         Aston                 Fibre drums
         Stroudsburg           Steel parts
         Warminster (31)       Steel drums
         West Hazleton (32)    Plastic drums

     Tennessee:
         Kingsport             Fibre drums

     Texas:
         Haltom City           Fibre drums
         Houston (33)          Fibre drums
         Houston (34)          Plastic drums
         La Porte              Steel drums
         La Porte              Other

     West Virginia:
         Culloden (35)         Fibre drums

CONTAINERBOARD & CORRUGATED PRODUCTS:
United States:
     California:
         Stockton              Corrugated honeycomb

     Georgia:
         Macon                 Corrugated honeycomb

     Illinois:
         Centralia             Corrugated containers
         Oreana                Corrugated containers
         Posen                 Corrugated honeycomb
         Quincy (38)           Warehouse

     Indiana:
         Ferdinand (36)        Corrugated containers

     Kentucky:
         Louisville            Corrugated containers
         Winchester            Corrugated containers
         Winchester (38)       Warehouse

     Michigan:
        Canton                 Warehouse
        Roseville              Corrugated containers

     Minnesota:
        Rosemount              Multiwall bags

-------      ----------

             Location          Products Manufactured
             --------          ---------------------

     Nebraska:
          Omaha                Multiwall bags

     Ohio:
          Fostoria             Corrugated containers
          Massillon            Containerboard
          Tiffin               Corrugated containers
          Toledo               Corrugated containers
          Zanesville           Corrugated containers and sheets
          Zanesville           Warehouse

     Pennsylvania:
          Reno (37)            Corrugated containers
          Hazelton             Corrugated honeycomb
          Washington           Corrugated containers and sheets
          Washington (38)      Warehouse

     Texas:
          Waco                 Corrugated honeycomb
          Waco (38)            Warehouse

     Virginia:
          Riverville           Containerboard

     Washington:
          Woodland             Corrugated honeycomb and warehouse

     West Virginia:
          Huntington           Corrugated containers and sheets
          Huntington (38)      Warehouse

TIMBER:
United States:
     Alabama:
          Evergreen            Warehouse

     Mississippi:
          Vicksburg            Warehouse

CORPORATE:
United States:
     Ohio:
          Delaware             Principal office

Item 2.         Properties  (continued)
-------         ----------

Note:  All properties are held in fee except as noted below:

                    Exceptions:
                    (1)  Lease expires January 18, 2003
                    (2)  Lease expires May 11, 2003
                    (3)  Lease expires July 31, 2004
                    (4)  Lease expires December 31, 2004
                    (5)  Lease expires January 9, 2007
                    (6)  Lease expires November 1, 2002
                    (7)  Lease expires February 28, 2006
                    (8)  Lease expires December 31, 2009
                    (9)  Lease expires December 31, 2047
                    (10) Lease expires September 30, 2015
                    (11) Lease expires February 21, 2031
                    (12) Lease expires August 2003
                    (13) Lease expires July 1, 2002
                    (14) Lease expires September 1, 2003
                    (15) Lease expires July 31, 2002
                    (16) Lease expires December 31, 2005
                    (17) Lease expires March 31, 2014
                    (18) Lease expires December 30, 2002
                    (19) Lease expires December 15, 2004
                    (20) Lease expires December 31, 2005
                    (21) Lease expires March 31, 2006
                    (22) Lease expires June 30, 2002
                    (23) Lease expires July 31, 2007
                    (24) Lease expires June 30, 2003
                    (25) Lease expires March 31, 2004
                    (26) Lease expires October 16, 2002
                    (27) Lease expires August 31, 2005
                    (28) Lease expires February 28, 2003
                    (29) Lease expires September 30, 2003
                    (30) Lease expires June 30, 2002
                    (31) Lease expires April 30, 2006
                    (32) Lease expires January 1, 2016
                    (33) Lease expires December 31, 2006
                    (34) Lease expires September 30, 2006
                    (35) Lease expires January 31, 2006
                    (36) Lease expires July 31, 2002
                    (37) Lease expires December 31, 2004
                    (38) Lease operates month to month

     The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 315,000 acres in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia and the provinces of Ontario and Quebec in Canada.

Item 3.    Legal Proceedings
-------    -----------------

     The Company has no pending material legal proceedings.

     From time to time, various legal proceedings arise at federal, state, local or foreign levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a "de minimis" participant and, as such, has not been subject, in any instance, to sanctions of $100,000 or more.

     In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more.

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company
---------------------------------

     The following information relates to executive officers of the Company (elected annually):

                                                              Year first became
Name                   Age  Positions and offices             executive officer
----                   ---  ---------------------             ----------------

Michael J. Gasser      50   Chairman of the Board of                 1988
                            Directors and Chief Executive
                            Officer, Chairman of the
                            Executive and Stock Repurchase
                            Committees and member of the
                            Nominating Committee

William B. Sparks, Jr. 60   Director, President and Chief            1995
                            Operating Officer, member of the
                            Executive Committee

Charles R. Chandler    66   Director, Vice Chairman,                 1996
                            President of Soterra LLC
                            (subsidiary company), member of
                            the Executive Committee

Maureen A. Conley      43   Senior Vice President, New               2000
                            Business Development

---------------------------------

                                                        Year first became
Name                Age    Positions and offices        executive officer
----                ----   ---------------------        -----------------

John S. Lilak        54    Executive Vice President,            1999
                           Containerboard & Corrugated
                           Products

Joseph W. Reed       64    Chief Financial Officer and          1997
                           Secretary

Michael L. Roane     46    Senior Vice President, Human         1998
                           Resources & Communications

Gary R. Martz        43    Senior Vice President and General    2002
                           Counsel

Michael J. Barilla   51    Vice President, Business             2002
                           Information Services

John K. Dieker       38    Vice President and Corporate         1996
                           Controller

Sharon R. Maxwell    52    Assistant Secretary                  1997

Robert A. Young      47    Vice President and Director of       2002
                           Taxation

Robert S. Zimmerman  30    Assistant Treasurer                  2001

     The following information relates to certain significant employees of the
Company:
                                                        Year first became
Name                Age    Positions and offices       significant employee
----                ---    ---------------------       --------------------

Francisco de Miguel  57    Special Counsel to                   2001
                           the Chairman

Executive Officers and Certain Significant Employees of the Company
-------------------------------------------------------------------

     Except as indicated below, each person has served in his or her present capacity for at least five years.

     Ms. Maureen A. Conley was elected Senior Vice President, New Business Development, in 2000. Prior to that time, she served as a senior management consultant for IBM Global Services for almost three years. During 1998, she was Director of Corporate Development for BioCrystal Limited. Prior to that time, and for more than five years, she served as Director of Administrative Services for the City of Columbus, Ohio.

Executive Officers and Certain Significant Employees of the Company
-------------------------------------------------------------------
(concluded)

     Mr. John S. Lilak was elected Executive Vice President, Containerboard & Corrugated Products, during 1999. During 1997 to 1999, Mr. Lilak served as General Sales and Marketing Manager, Kraft Paper and Board Division, for Union Camp Corporation. Prior to that time, and for more than five years, he served as Group General Manager, Container Division, of Union Camp.

     Mr. Joseph W. Reed served as Chief Financial Officer and Secretary from 1997 to 2000, and Senior Vice President in 2001, and he was re-elected Chief Financial Officer and Secretary in 2001. Prior to that time, and for more than five years, he served as Senior Vice President, Finance and Administration - Chief Financial Officer of Pharmacia, Inc.

     Mr. Michael L. Roane was elected Senior Vice President, Human Resources, in 1998. Prior to that time, and for more than five years, Mr. Roane served as Vice President, Human Resources, for Owens and Minor, Inc.

     Mr. Gary R. Martz was elected Senior Vice President and General Counsel in 2002. Prior to that time, and for more than five years, he served as a partner in the law firm of Baker & Hostetler LLP.

     Mr. Michael J. Barilla was appointed Vice President, Business Information Services, during 1999. In 2002, Mr. Barilla was elected as an executive officer of the Company. During 1997 to 1999, Mr. Barilla served as a Senior Consultant for IBM Corporation. Prior to 1997, and for more than five years, he served as Chief Financial Officer of Medex, Inc.

     Ms. Sharon R. Maxwell was elected Assistant Secretary during 1997. Prior to that time, and for more than five years, she served as administrative assistant to the Chairman.

     Mr. Robert A. Young was elected Vice President and Director of Taxation during 2002. During 1999 to 2001, Mr. Young served as the Director of Taxes. Prior to that time, and for more than five years, he was the Tax Manager of Consolidated Papers, Inc.

     Mr. Robert S. Zimmerman was elected Assistant Treasurer during 2001. From 1999 until joining the Company, he served as Treasury Manager at Mettler-Toledo International, Inc. From 1997 to 1998, he was a Risk Advisor at Bank One. Prior to 1997, and for more than five years, Mr. Zimmerman served as a Portfolio Analyst at Chase Manhattan Mortgage Corporation.

     Mr. Francisco de Miguel was appointed as Special Counsel to the Chairman in 2001. Prior to that time, and for more than five years, he served as President of Van Leer Industrial Packaging.

                                    PART II
                                    -------

Item 5.    Market for the Registrant's Common Stock and Related Security
-------    -------------------------------------------------------------
            Holder Matters
            --------------

     The Class A and Class B Common Stock are traded on the NASDAQ Stock Market under the symbols GBCOA and GBCOB, respectively.

     Financial information regarding the Company's two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent fiscal years, is included in Note 15 to the Consolidated Financial Statements on pages 64-65 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

     The Company paid four dividends of varying amounts during its fiscal year computed on the basis described in Note 8 to the Consolidated Financial Statements on page 52 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference. The annual dividends paid for the last three fiscal years are as follows:

  2001 fiscal year dividends per share - Class A $0.54; Class B $0.80 2000 fiscal year dividends per share - Class A $0.52; Class B $0.77 1999 fiscal year dividends per share - Class A $0.50; Class B $0.74

     Section 8.13 of the Senior Secured Credit Agreement, a copy of which is filed as Exhibit 10(j) to this Form 10-K, limits the ability of the Company to make "restricted payments", which include dividends and purchases, redemptions and acquisitions of equity interests of the Company.

     The payments of dividends and other restricted payments are subject to the condition that no default exists under the Senior Secured Credit Agreement and are limited in amount by a formula based on the consolidated net income of the Company. The dividends and other restricted payments may not exceed $18 million during any fiscal year.

Item 6.    Selected Financial Data
-------    -----------------------

     The five-year selected financial data is as follows (U.S. dollars in thousands, except per share amounts):

                                                          Years Ended October 31,
                                     ----------------------------------------------------------------
                                       2001           2000          1999         1998          1997
                                     ----------     --------      --------     --------      --------
Net sales                            $1,456,000     $963,956      $853,438     $845,753      $687,991
                                     ==========     ========      ========     ========      ========

Net income                           $   88,744     $ 75,794      $ 51,373     $ 37,441      $ 22,526
                                     ==========     ========      ========     ========      ========

Total assets                         $1,776,396     $939,331      $910,986     $878,420      $594,217
                                     ==========     ========      ========     ========      ========
Long-term debt, including
 current portion of
 long-term debt                      $  697,514     $235,000      $258,000     $235,000      $ 52,152
                                     ==========     ========      ========     ========      ========
Dividends per share:

Class A Common Stock                 $     0.54     $   0.52      $   0.50     $   0.48      $   0.60
                                     ==========     ========      ========     ========      ========

Class B Common Stock                 $     0.80     $   0.77      $   0.74     $   0.71      $   0.89
                                     ==========     ========      ========     ========      ========
Basic earnings per share:

Class A Common Stock                 $     3.14     $   2.68      $   1.78     $   1.30      $   0.78
                                     ==========     ========      ========     ========      ========

Class B Common Stock                 $     4.70     $   4.01      $   2.67     $   1.94      $   1.17
                                     ==========     ========      ========     ========      ========
Diluted earnings per share:

Class A Common Stock                 $     3.14     $   2.67      $   1.78     $   1.29      $   0.78
                                     ==========     ========      ========     ========      ========

Class B Common Stock                 $     4.70     $   4.01      $   2.67     $   1.94      $   1.17
                                     ==========     ========      ========     ========      ========

     The 2001 amounts include the results of operations (from the date of acquisition) and assets of the Van Leer Industrial Packaging business acquired from Hutamaki Van Leer Oyj on March 2, 2001. The increase in long-term debt in 2001 is a result of this acquisition.

     The 2001, 2000, 1999 and 1998 amounts include the results of operations (from the date of acquisition) and assets of the industrial containers business acquired from Sonoco Products Company on March 30, 1998. The increase in long-term obligations in 1998 is a result of this acquisition.

     The results of operations include the effects of pretax restructuring charges of $11.5 million, $27.5 million and $5.3 million for 2001, 1998 and 1997, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
           Results of Operations
           ---------------------

FINANCIAL DATA
--------------

  Presented below are certain comparative data illustrative of the following discussion of the Company's results of operations, financial condition and changes in financial condition (U.S. dollars in thousands):

                                                                2001           2000           1999
                                                             ----------      --------       --------
Net sales:
----------
Industrial Shipping Containers                               $1,038,948      $490,909       $477,370
Containerboard & Corrugated Products                            379,302       428,369        351,936
Timber                                                           37,750        44,678         24,132
                                                             ----------      --------       --------

    Total                                                    $1,456,000      $963,956       $853,438
                                                             ==========      ========       ========
EBITDA:
-------
Industrial Shipping Containers                               $  101,810      $ 59,583       $ 60,244
Containerboard & Corrugated Products                             87,698        85,826         54,197
Timber                                                          111,738        46,926         25,389
                                                             ----------      --------       --------
    Total segment                                               301,246       192,335        139,830
Restructuring charge                                            (11,534)           --             --
Corporate and other                                             (34,822)      (34,817)       (17,129)
                                                             ----------      --------       --------
    Total EBITDA                                                254,890       157,518        122,701
Depreciation, depletion and
 amortization                                                   (81,507)      (45,222)       (42,360)
Interest expense, net                                           (45,149)      (11,842)       (12,983)
Foreign currency effects                                           (228)           --             --
                                                             ----------      --------       --------
    Income before income taxes,
     minority interest in income of
     consolidated subsidiaries and
     equity in earnings of affiliates                           128,006       100,454         67,358
Income taxes                                                    (48,514)      (38,027)       (26,740)
Minority interest in income of
 consolidated subsidiaries                                         (594)           --             --
Equity in earnings of affiliates                                  9,876        13,367         10,755
                                                             ----------      --------       --------

       Net income                                            $   88,774      $ 75,794       $ 51,373
                                                             ==========      ========       ========

Current ratio                                                     1.7:1         3.3:1          3.0:1
Cash flows from operations                                   $   98,865      $117,229       $ 71,766
Capital expenditures                                         $  132,217      $ 78,833       $ 49,253
Acquisitions of businesses                                   $  312,892      $     --       $ 74,233

Item 7.   Management's Discussion and Analysis of Financial Condition
-------   -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

RESULTS OF OPERATIONS
---------------------

Overview
--------

     The Company had record net sales and earnings in 2001. The previous records were achieved in the prior year. On March 2, 2001, the Company acquired Van Leer Industrial Packaging (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). As such, the Consolidated Financial Statements include eight months of results for the year ended October 31, 2001 related to the Van Leer Industrial Packaging operations.

     The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

     Net sales increased 51.0% to $1,456.0 million, including $446.2 million from outside North America, in 2001 from $964.0 million in 2000. The increase in net sales for the North American region was due to the Industrial Shipping Containers segment ($101.8 million), which was partially offset by lower net sales in the Containerboard & Corrugated Products segment ($49.1 million) and the Timber segment ($6.9 million). The higher net sales in the North American operations of the Industrial Shipping Containers segment was primarily due to the inclusion of additional sales volume from the Van Leer Industrial Packaging acquisition. The weaker economic conditions in the United States that prevailed throughout 2001 compared to 2000 caused lower sales volumes and increased competitive pricing in both the Industrial Shipping Containers and Containerboard & Corrugated Products segments. Net sales and cost of products sold have been restated, in accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," for the reclassification of certain shipping and handling costs from a reduction in net sales to cost of products sold for all years presented.

     Earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA") rose to $266.4 million, before the $11.5 million second quarter restructuring charge, this year compared to $157.5 million last year. The $108.9 million increase is attributable to higher gains on the sale of timberland ($70.4 million) and the inclusion of Van Leer Industrial Packaging. The factors that caused a reduction in EBITDA included weaker economic conditions in the United States for both the Industrial Shipping Containers and Containerboard & Corrugated Products segments. In addition, the lower timber sales partially offset the improvement in EBITDA.

     Historically, revenues or earnings may or may not be indicative of future operations because of various economic factors. As explained below, the Company is subject to the general economic conditions of its customers and the industries in which it operates.

Item 7.   Management's Discussion and Analysis of Financial Condition
-------   -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

     The Company's Industrial Shipping Containers segment, where products manufactured by the Company are purchased by other manufacturers and suppliers, is substantially subject to the general economic conditions of its customers and the industries and countries in which it operates. Similarly, the Company's Containerboard & Corrugated Products segment is subject to general economic conditions and the effect of the operating rates of the containerboard industry, including pricing pressures from its competitors.

Segment Review
--------------

Industrial Shipping Containers

2001 versus 2000:

     The Industrial Shipping Containers segment had an increase in net sales of $548.0 million, or 111.6%, primarily due to the inclusion of $446.2 million of net sales outside of North America resulting from the acquisition of Van Leer Industrial Packaging. Net sales in North America increased $101.8 million due to additional sales volume from Van Leer Industrial Packaging during the eight months ended October 31, 2001. A decrease in customer demand caused by weakness in the U.S. economy, particularly in the chemical industry, partially offset this increase in net sales. In addition, net sales to the agricultural sector were lower in the first quarter of 2001 compared to 2000, which benefited from a late harvest of certain crops during 1999 that extended into the first quarter of 2000.

     The EBITDA for Industrial Shipping Containers improved to $101.8 million, before the $11.5 million second quarter restructuring charge, for 2001 from $59.6 million for 2000. The primary reason for this increase relates to $48.8 million in EBITDA from outside North America.

2000 versus 1999:

     The Industrial Shipping Containers segment had an increase in net sales of $13.5 million, or 2.8%, in 2000 compared to 1999 due to an improvement in general market conditions, especially in the chemical industry, improved pricing to offset higher raw material prices and regaining some of the lost sales volume resulting from the 1998 and 1999 plant closings and consolidation efforts. In addition, there was an increase in activities related to container leasing and reconditioning.

     EBITDA for this segment remained at $60.0 million for both 2000 and 1999.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

Containerboard & Corrugated Products

2001 versus 2000:

     The Containerboard & Corrugated Products segment had a decrease in net sales of $49.1 million, or 11.5%, as compared to the same period last year. This reduction in net sales was caused by lower customer demand for corrugated containers and containerboard due to continued weakness in the U.S. economy. Lower average sales price for linerboard and medium also affected net sales during 2001 as compared to 2000.

     The EBITDA for this segment increased to $87.7 million for 2001 versus $85.8 million in 2000. Lower raw material prices, especially for old corrugated containers, a higher containerboard integration percentage and improved operating efficiencies more than offset the decline caused by lower net sales for this segment.

2000 versus 1999:

     The Containerboard & Corrugated Products segment had an increase in net sales of $76.4 million, or 21.7%, in 2000 compared to 1999 primarily due to a 32.5% increase in the average sales price of containerboard. In addition, there were $16.0 million of additional net sales from Great Lakes and Trend Pak, which were acquired in 1999.

     In 2000, the EBITDA for Containerboard & Corrugated Products increased to $85.8 million from $54.2 million in 1999. This improvement resulted from improved gross margins resulting from the higher sales prices of this segment's products without a corresponding increase in its costs.

Timber

2001 versus 2000:

     Net sales of the Timber segment decreased $6.9 million from $44.7 million during 2000 to $37.8 million during 2001. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

     The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $79.7 million for 2001 as compared to $9.3 million last year (see "Timberland Transactions" below).

     The EBITDA comparison for 2001 versus 2000 was primarily affected by the significant gains on the sale of timberland partially offset by lower timber sales.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

2000 versus 1999:

     The Timber segment had an increase in net sales of $20.5 million, or 85.1%, in 2000 compared to 1999 primarily due to a full year of net sales resulting from the timber marketing agreement with Bennett & Peters, Inc., forestry consultants and appraisers, initiated in May 1999. The timber marketing strategy is focused on active harvesting and regeneration of the Company's timber properties in the United States to achieve sustainable long-term yields on the Company's timberland.

     The increase in this segment's EBITDA for 2000 as compared to 1999 was due to the significant improvement in net sales as well as $4.7 million of additional gains on the sale of timberland.

Gain on Sale of Timberland
--------------------------

     Gain on sale of timberland increased $70.4 million in 2001 as compared to 2000 primarily due to the timber property sales described in the "Timberland Transactions" section below.

     The gain on sale of timberland increased $4.7 million in 2000 versus 1999.

Other Income, Net
-----------------

     Net other income increased to $6.4 million during 2001 from $4.9 million last year. The change in other income is primarily due to gains on the sale of facilities.

     Net other income decreased $5.6 million in 2000 as compared to 1999 primarily due to $7.5 million less gain on the disposal of properties, plants and equipment.

Cost of Products Sold
---------------------

     The cost of products sold, as a percentage of net sales, increased from 76.5% in 2000 to 79.2% in 2001. The increase was primarily due to the inclusion of Van Leer Industrial Packaging, which has contributed to a higher cost of products sold, as a percentage of net sales, due to lower gross margins than the Company's other products. In addition, Timber segment sales, which have a much lower cost associated with them, were below those in 2000. This increase was partially offset by lower raw material costs, which more than offset the lower sales volume, in the Containerboard & Corrugated Products segment.

     Cost of products sold was $737.5 million, or 76.5% of net sales, in 2000 compared with $675.1 million, or 79.1% of net sales, in 1999. The improvement was primarily due to the higher Timber segment net sales in the current year. The timber sales of the Company have a very low cost associated with them. In addition, the cost of products sold, as a

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

percentage of net sales, for the Containerboard & Corrugated Products segment decreased as a result of the higher sales prices of its products without a corresponding increase in the cost of products sold. The cost of products sold, as a percentage of net sales, decreased slightly for the Industrial Shipping Containers segment.

Selling, General and Administrative Expenses
--------------------------------------------

     Selling, general and administrative expenses ("SG&A") increased to $204.7 million (14.1% of net sales) in 2001 as compared to $128.3 million (13.3% of net sales) in 2000. The $76.4 million increase was primarily due to additional SG&A related to Van Leer Industrial Packaging, which was acquired on March 2, 2001. In addition, there was $5.3 million of amortization expense recorded on the goodwill and other intangible assets from the acquisition of Van Leer Industrial Packaging during the eight months ended October 31, 2001.

     Despite increasing to $128.3 million in 2000 from $113.0 million in 1999, SG&A had only increased slightly to 13.3% of net sales in 2000 from 13.2% of net sales in 1999. The increased expenditures primarily represented higher costs to support infrastructure improvements for current and future growth initiatives at that time. In addition, $3.2 million of additional commission expense resulted from the sale of timber and timberland in 2000. The increase was partially offset by a $2.9 million reduction in Year 2000 remediation expenses.

Restructuring Costs
-------------------

     During the second quarter of 2001, the Company recognized a restructuring charge of $11.5 million resulting from a plan to consolidate six of the Company's existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 5 to the Consolidated Financial Statements on pages 48-49 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). In connection with the acquisition and consolidation plan, an additional five facilities in North America, South America, United Kingdom and Asia Pacific, which were purchased as part of the Van Leer Industrial Packaging acquisition, are being closed. Certain redundant administrative positions will also be eliminated as part of this plan. Accordingly, the Company recorded a $19.7 million restructuring liability related to these locations. The Company has incurred additional costs of $5.9 million in 2001 and will continue to incur additional costs of approximately this same amount in 2002 related to the relocation of machinery and equipment, employees and other reorganization costs, which have been and will be charged to the results of operations. The Company's management believes that, upon completion of the consolidation plan in 2002, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

Interest Expense, Net
---------------------

     Net interest expense during 2001 increased to $45.1 million from $11.8 million last year. The increase was primarily due to higher average debt outstanding this year as a result of the Van Leer Industrial Packaging acquisition, which was acquired on March 2, 2001, compared to last year.

     The $1.1 million decrease in net interest expense for 2000 versus 1999 was primarily due to $2.5 million of capitalized interest in 2000 compared to $0.4 million in 1999. The increase in capitalized interest related to several large capital projects, including the management information system, a new steel drum line in LaPorte, Texas and a new corrugated container plant in Louisville, Kentucky. The decrease was partially offset by higher interest rates that prevailed throughout 2000 compared to 1999.

Income Taxes
------------

     The effective tax rate remained at 37.9% for 2001 and 2000.

     During 2000, the effective tax rate dropped to 37.9% as compared to 39.7% in 1999. The reduction, which was due to lower state and local taxes, had a positive effect on net income in 2000.

Minority Interest in Income of Consolidated Subsidiaries
--------------------------------------------------------

     As part of the Van Leer Industrial Packaging acquisition, the Company assumed minority holdings in 10 companies. These companies have been included in the consolidated results, and the minority interest in their respective net income has been eliminated.

Equity in Earnings of Affiliates
--------------------------------

     Equity in earnings of affiliates was $9.9 million for 2001 versus $13.4 million in 2000. This income represents the Company's equity interest in the net income of CorrChoice, Inc. ("CorrChoice") and, to a lesser extent, the Company's share of Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 3 to the Consolidated Financial Statements on page 47 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K).

     Equity in earnings of affiliates increased $2.6 million, or 24.3%, in 2000 compared to 1999.

Net Income and Earnings Per Share
---------------------------------

     Based on the foregoing, net income increased $13.0 million, or 17.1%, to $88.8 million in 2001 from $75.8 million in 2000. Diluted earnings per share were $3.14 and $4.70 for the Class A and Class B Common Stock, respectively, in 2001 compared with $2.67 and $4.01 for the Class A and Class B Common Stock, respectively, in 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

     Net income increased to $75.8 million in 2000 versus $51.4 million in 1999 due to the reasons previously stated. Diluted earnings per share of the Class A and Class B Common Stock were $2.67 and $4.01, respectively, in 2000 and $1.78 and $2.67, respectively, in 1999.

Timberland Transactions
-----------------------

     In December 2000, the Company sold certain hardwood timberland for $44.4 million. As such, the Company recognized a gain of $43.0 million during the first quarter of 2001 related to this transaction. In a related agreement, the Company sold other hardwood timberland for $30.0 million in March 2001, and recognized a gain of $27.7 million during the second quarter of 2001. A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these transactions.

     In a separate transaction during December 2000, the Company purchased certain pine timberland for $42.8 million. In a related agreement, the Company purchased other pine timberland for $43.1 million in March 2001. A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

     For tax purposes, these sale and purchase transactions are treated as like-kind exchanges pursuant to Section 1031 of the Internal Revenue Code, and result in a deferral of the tax gain on the sale transactions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

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

Investments in Business Expansion
---------------------------------

     During 2001, the Company invested $43 million in capital expenditures, excluding the purchase of timber properties ($89 million). During the last three years, the Company has invested $260 million in capital expenditures and timberland purchases and $387 million in acquisitions of businesses, net of cash acquired, described below. These investments are an indication of the Company's commitment to being the high-quality, low-cost producer and desirable long-term supplier to all of its customers.

Van Leer Industrial Packaging Acquisition:

     On March 2, 2001, pursuant to the terms of a Share Purchase Agreement, dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Huhtamaki, the Company acquired all of the issued share capital of Van Leer Industrial Packaging for $555 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206 million) as of the closing date (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

     In June 1999, a wholly-owned Canadian subsidiary of the Company exchanged its spiral core manufacturing assets for a 49% interest in Abzac S.A.'s fibre drum business (which is known as "Abzac-Greif") (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). Abzac-Greif has operations in Abzac, Lyon and Anvin, France, and markets and sells fibre drums in Belgium as well as France.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

     On April 5, 1999, the Company acquired Great Lakes Corrugated Corp. ("Great Lakes") and Trend Pak, Inc. ("Trend Pak") for approximately $21 million in cash borrowed against the Company's then existing revolving credit facility (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). Great Lakes manufactures corrugated containers in Toledo, Ohio. Trend Pak adds foam and other packaging materials to corrugated containers manufactured by Great Lakes.

     On January 11, 1999, the Company acquired the intermediate bulk containers business from Sonoco Products Company for approximately $38 million in cash borrowed against the Company's then existing revolving credit facility (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). The intermediate bulk containers business includes one location in Lavonia, Georgia.

     On November 1, 1998, the Company entered into a joint venture agreement to form CorrChoice (see Note 2 to the Consolidated Financial Statements on pages 43-46 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K). The Company was not required to commit any additional capital resources to fund this joint venture. The joint venture has been, and is expected to continue to be, self-supporting.

Balance Sheet Changes
---------------------

     In general, the increases in assets and liabilities were primarily due to the acquisition of Van Leer Industrial Packaging on March 2, 2001.

     The increases in timber properties and land were primarily due to the purchase of 63,000 acres of pine timber and land in Louisiana for $86 million. In addition, the Van Leer Industrial Packaging acquisition contributed to the increase in land.

     The increase in restructuring reserves is due to the Company's 2001 consolidation plan. This amount has been reduced due to payments of severance and other costs of closing the plants (see Note 5 to the Consolidated Financial Statements on pages 48-49 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K).

     The increase in long-term debt was the result of borrowings under the Company's Senior Secured Credit Agreement, which was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing credit facility. This increase was partially offset by payments on long-term debt during the eight months ended October 31, 2001.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

     The increase in deferred tax liability was primarily due to the sale of 65,000 acres of hardwood timberland for $74 million, and the Van Leer Industrial Packaging acquisition. During the year ended October 31, 2001, gains of $80 million, which included a $71 million gain from the sale of the 65,000 acres of hardwood timberland (see "Timberland Transactions" section above), was recognized on the sale of timberland. The tax gain is being deferred pursuant to
Section 1031 of the Internal Revenue Code.

Borrowing Arrangements
----------------------

     On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. At October 31, 2001, there was $117 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

     The Term Loan A (both U.S. Dollar and Euro) and Term Loan B periodically reduce through the maturity date of February 28, 2006 and February 29, 2008, respectively. The revolving multicurrency credit facility matures on February 28, 2006. The Company is required to pay a facility fee each quarter equal to 0.375% to 0.500% of the total commitment amount based upon the Company's leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate plus a calculated margin amount and resets on a periodic basis.

     The Senior Secured Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, both with favorable outlook, to the loan obligations of the Company under the Senior Secured Credit Agreement.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

Share Repurchase Program
------------------------

     In February 1999, the Board of Directors of the Company authorized a one million-share stock repurchase program. During 2001, the Company repurchased 34,500 shares, including 10,000 Class A common shares and 24,500 Class B common shares. As of October 31, 2001, the Company had repurchased 594,410 shares, including 415,476 Class A common shares and 178,934 Class B common shares. The total cost of the shares repurchased during 1999 through 2001 was $17 million.

Other Liquidity Matters
-----------------------

     During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively service the Company's customers. The ultimate cost of this project is dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of October 31, 2001, the Company has spent approximately $32 million towards this project. At this time, the finance module is complete and the manufacturing and sales modules are being implemented. As such, amortization has begun on approximately $20 million of this amount. The capitalized costs of the project are being amortized on a straight-line basis over seven years.

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

EFFECTS OF INFLATION
--------------------

     The effects of inflation did not have a material impact on the Company's operations during 2001, 2000 or 1999.

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

     The significant accounting policies of the Company are revenue recognition, income taxes, inventories, properties, plants and equipment, goodwill and other intangible assets, derivative financial instruments, foreign currency translation, and environmental cleanup costs. These policies are more fully described in Note 1 to the Consolidated Financial Statements on pages 37-43 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (continued)
           -------------------------

     Accounting principles generally accepted in the United States require management to make certain estimates and assumptions that affect the financial statements. The most significant of which are related to the allowance for doubtful accounts, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, postretirement benefits, income taxes, and contingencies. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in the "Forward-Looking Statements; Certain Factors Affecting Future Results" below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RECENT ACCOUNTING STANDARDS
---------------------------

     The recent accounting standards that could potentially affect the Company are described in Note 1 to the Consolidated Financial Statements on pages 37-43 of this Form 10-K, which Note is part of the financial statements contained in
Item 8 of this Form 10-K.

FORWARD-LOOKING STATEMENTS; CERTAIN FACTORS AFFECTING FUTURE RESULTS
--------------------------------------------------------------------

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

     Changes in General Economic Conditions.  The Company's customers generally
     --------------------------------------
consist of other manufacturers and suppliers who purchase the Company's industrial shipping containers and containerboard for their own containment and shipping purposes. Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, demand for the Company's industrial shipping containers and containerboard and related corrugated products has historically corresponded to changes in general economic conditions of the countries in which it operates. Accordingly, the Company's financial performance is substantially dependent upon the general economic conditions existing in these countries.

     The Relative Strength of the U.S. Dollar. The Company operates in over 40
     ----------------------------------------
countries throughout the world. As such, it is subject to fluctuations in foreign currency exchange rates. However, given the geographic presence of the Company's operations, this exposure is mitigated to some degree.

Item 7.  Management's Discussion and Analysis of Financial Condition
-------  -----------------------------------------------------------
           and Results of Operations  (concluded)
           -------------------------

     Competition.  The Company's business of manufacturing and selling
     -----------
industrial shipping containers and containerboard is highly competitive. The most important competitive factors are price, quality and service. Many of the Company's competitors are substantially larger and have significantly greater financial resources.

     Demand in Containerboard Market. Industry demand for containerboard has
     -------------------------------
declined in recent years causing competitive pricing pressures in the containerboard market which has negatively impacted the Company's financial performance in recent years.

     Raw Material Shortages.  The Company's raw materials are principally
     ----------------------
pulpwood, waste paper for recycling, paper, steel and resins. Some of these materials have been, and in the future may be, in short supply. Shortages in raw materials could adversely affect the Company's operations.

     Environmental and Health and Safety Matters; Product Liability Claims.  The
     ---------------------------------------------------------------------
Company must comply with extensive rules and regulations regarding federal, state, local and foreign environmental matters, such as air and water quality and waste disposal. The Company must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect the Company's operations. Furthermore, litigation or claims against the Company with respect to such matters could adversely affect the Company's financial performance. The Company may also become subject to product liability claims which could adversely affect the Company.

     Risks Associated with Acquisitions.  During the past several years the
     ----------------------------------
Company has invested, and for the foreseeable future the Company anticipates investing, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in the Company's industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into the Company's operations, that competition for acquisitions will not intensify or that the Company will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect the Company's financial performance.

     Timber and Timberland Sales.  The Company has a significant inventory of
     ---------------------------
standing timber and timberlands. The frequency and volume of sales of timber and timberlands will have an effect on the Company's financial performance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------

Interest Rate Risk
------------------

     The Company is subject to interest rate risk related to its financial instruments that include borrowings under its $900 million Senior Secured Credit Agreement and interest rate swap agreements with an aggregate notional amount of $320 million and EUR 65 million. The Company does not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage the Company's exposure to its variable rate borrowings.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Senior Secured Credit Agreement, the table presents scheduled amortizations of principal and the current weighted average interest rate by contractual maturity dates. For interest rate swaps, the table presents annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the swap agreements, the Company receives interest quarterly from the counterparties and pays interest quarterly to the counterparties. The fair value of the Senior Secured Credit Agreement is based on current rates available to the Company for debt of the same remaining maturity. The fair value of the interest rate swap agreements have been determined based upon the current market settlement prices of comparable contracts.

                             Financial Instruments
                             ---------------------
                           (U.S. dollars in millions)

                                                        Expected Maturity Date
                                          --------------------------------------------------
                                                                                                        Fair
                                           2002    2003    2004    2005    2006   Thereafter   Total   Value
                                          -----   -----   -----   -----   -----   ----------   -----   -----
Senior Secured Credit
  Agreement:
Scheduled amortizations                   $  43   $  59   $  75   $  90   $  71     $ 358      $ 696   $ 696

Average interest rate (a)                  5.50%   5.50%   5.50%   5.50%   5.50%     5.50%      5.50%

Interest rate swaps:
Scheduled amortizations                   $  40   $  75   $  28   $  85   $ 100     $  50      $ 378   $ (21)
Average fixed pay rate                     5.43%   5.48%   5.54%   5.78%   5.99%     6.15%      5.56%
Average receive rate (b)                   3.80%   3.80%   3.80%   3.80%   3.80%     3.80%      3.80%

(a) Variable rate specified is based on the LIBOR rate or an alternative base rate plus a calculated margin at October 31, 2001.
(b) The average receive rate is based upon the LIBOR rates the Company was scheduled to receive at October 31, 2001. The rates presented are not intended to project the Company's expectations for the future.

     Based on a sensitivity analysis performed by the counterparties at October 31, 2001, a 100 basis point increase in interest rates would improve the fair value of the swap agreements to a liability of $11 million. Conversely, a 100 basis point decrease in interest rates would result in a fair value liability of $32 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
--------  ----------------------------------------------------------
          (concluded)

Foreign Currency Risk
---------------------

     On March 2, 2001, the Company acquired Van Leer Industrial Packaging, an industrial shipping containers manufacturer with operations in over 40 countries. Consequently, the Company's operating income is potentially affected to a significant degree by fluctuations in foreign currency exchange rates. However, given the geographic presence of the Company's operations, the Company mitigates this exposure to some degree. Additionally, the Company's transaction exposure is somewhat limited due to the Company both producing and selling a majority of its products within each respective country.

     The Company has entered into foreign currency forward contracts to hedge certain short-term intercompany loan balances amongst the Company's foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. At October 31, 2001, the Company had contracts outstanding of $33 million. The fair value of these contracts at October 31, 2001 was $0.3 million. Each of these contracts is hedging the exposure of the euro against the fluctuation of various other currencies. A sensitivity analysis to changes in the euro against these other currencies indicates that if the euro uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $6 million. Conversely, if the euro uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $3 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk
--------------------

     The Company's operating income is potentially affected to a significant degree by fluctuations in the cost of its raw materials. Currently, the Company has no derivative instruments used to hedge against such fluctuations in commodity prices.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                       CONSOLIDATED STATEMENTS OF INCOME
             (U.S. dollars in thousands, except per share amounts)

For the years ended October 31,                 2001         2000        1999
                                                ----         ----        ----

Net sales                                    $1,456,000    $963,956    $853,438
Gain on sale of timberland                       79,663       9,255       4,541
Other income, net                                 6,358       4,872      10,441
                                             ----------    --------    --------
                                              1,542,021     978,083     868,420
                                             ----------    --------    --------

Cost of products sold                         1,152,616     737,486     675,084
Selling, general and administrative
  expenses                                      204,716     128,301     112,995
Restructuring costs                              11,534          --          --
Interest expense, net                            45,149      11,842      12,983
                                             ----------    --------    --------
                                              1,414,015     877,629     801,062
                                             ----------    --------    --------
  Income before income taxes, minority
   interest in income of consolidated
   subsidiaries and equity in earnings
   of affiliates                                128,006     100,454      67,358

Income taxes                                     48,514      38,027      26,740
                                             ----------    --------    --------
  Income before minority interest in
   income of consolidated subsidiaries
   and equity in earnings of affiliates          79,492      62,427      40,618
Minority interest in income of
  consolidated subsidiaries                        (594)         --          --
Equity in earnings of affiliates                  9,876      13,367      10,755
                                             ----------    --------    --------

   Net income                                $   88,774    $ 75,794    $ 51,373
                                             ==========    ========    ========


Basic earnings per share:
  Class A Common Stock                       $     3.14    $   2.68    $   1.78
  Class B Common Stock                       $     4.70    $   4.01    $   2.67

Diluted earnings per share:
  Class A Common Stock                       $     3.14    $   2.67    $   1.78
  Class B Common Stock                       $     4.70    $   4.01    $   2.67



See accompanying Notes to Consolidated Financial Statements.

-------  -------------------------------------------

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                          (U.S. dollars in thousands)

                                    ASSETS
                                    ------
As of October 31,                                          2001         2000
                                                           ----         ----

CURRENT ASSETS
  Cash and cash equivalents                             $   29,720   $  13,388
  Trade accounts receivable - less allowance of
   $10,596 ($2,293 in 2000)                                282,982     119,645
  Income tax receivable                                         --      14,343
  Inventories                                              123,363      42,741
  Deferred tax asset                                         9,697       2,216
  Net assets held for sale                                  12,530       8,495
  Prepaid expenses and other                                51,112      12,315
                                                        ----------   ---------
                                                           509,404     213,143
                                                        ----------   ---------

LONG-TERM ASSETS
  Goodwill - less amortization                             236,623     136,284
  Other intangible assets                                   33,179       1,816
  Investment in affiliates                                 144,071     136,374
  Other long-term assets                                    44,282      16,052
                                                        ----------   ---------
                                                           458,155     290,526
                                                        ----------   ---------

PROPERTIES, PLANTS AND EQUIPMENT - at cost
  Timber properties - less depletion                        74,851      21,518
  Land                                                      81,048      12,330
  Buildings                                                235,980     133,591
  Machinery and equipment                                  689,637     521,685
  Capital projects in progress                              43,200      23,354
                                                        ----------   ---------
                                                         1,124,716     712,478
  Accumulated depreciation                                (315,879)   (276,816)
                                                        ----------   ---------
                                                           808,837     435,662
                                                        ----------   ---------

                                                        $1,776,396   $ 939,331
                                                        ==========   =========



See accompanying Notes to Consolidated Financial Statements.

-------   -------------------------------------------

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                          (U.S. dollars in thousands)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

As of October 31,                                    2001          2000
                                                     ----          ----
CURRENT LIABILITIES
   Accounts payable                               $  107,277     $ 42,855
   Accrued payrolls and employee benefits             20,529       11,216
   Income tax payable                                  5,778           --
   Restructuring reserves                             15,109           --
   Short-term borrowings                              16,533           --
   Current portion of long-term debt                  43,140           --
   Other current liabilities                          90,361       10,876
                                                  ----------     --------
                                                     298,727       64,947
                                                  ----------     --------
LONG-TERM LIABILITIES
   Long-term debt                                    654,374      235,000
   Deferred tax liability                            124,346       58,895
   Postretirement benefit liability                   50,028       20,095
   Other long-term liabilities                        62,015       17,880
                                                  ----------     --------
                                                     890,763      331,870
                                                  ----------     --------

MINORITY INTEREST                                        560           --
                                                  ----------     --------

SHAREHOLDERS' EQUITY
   Common stock, without par value                    10,446       10,383
   Treasury stock, at cost                           (58,812)     (57,894)
   Retained earnings                                 671,917      598,301
   Accumulated other comprehensive loss
         - foreign currency translation              (21,378)      (8,276)
         - interest rate swaps                       (13,071)          --
         - minimum pension liability                  (2,756)          --
                                                  ----------     --------
                                                     586,346      542,514
                                                  ----------     --------

                                                  $1,776,396     $939,331
                                                  ==========     ========

See accompanying Notes to Consolidated Financial Statements.

-------    -------------------------------------------

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (U.S. dollars in thousands)

For the years ended October 31,                                          2001           2000           1999
                                                                      ---------       --------      ---------
Cash flows from operating activities:
  Net income                                                         $  88,774       $ 75,794      $  51,373
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation, depletion and amortization                           81,507         45,222         42,360
     Equity in earnings of affiliates, net of
        dividends received                                              (7,007)       (10,976)       (10,755)
     Minority interest in income of
        consolidated subsidiaries                                          560             --             --
     Deferred income taxes                                              29,127         13,548         15,815
     Gain on disposals of properties, plants
        and equipment, net                                             (84,661)          (502)        (7,962)
  Increase (decrease) in cash from changes in
    certain assets and liabilities, net of
    effects from acquisitions:
     Trade accounts receivable                                          (7,613)         5,109        (21,578)
     Inventories                                                        23,526          7,965         11,046
     Prepaid expenses and other                                         24,243          1,955          2,846
     Other long-term assets                                             (4,052)         6,579          2,597
     Accounts payable                                                  (15,734)        (1,628)         3,534
     Accrued payrolls and employee benefits                               (776)         1,062            307
     Income tax payable                                                   (789)       (14,343)        (1,968)
     Restructuring reserves                                             (4,241)        (5,157)       (23,882)
     Other current liabilities                                         (27,756)        (1,361)           110
     Postretirement benefit liability                                    3,315         (1,059)           591
     Other long-term liabilities                                           442         (4,979)         7,332
                                                                     ---------       --------      ---------
     Net cash provided by operating activities                          98,865        117,229         71,766
                                                                     ---------       --------      ---------
Cash flows from investing activities:
  Acquisitions of companies, net of cash
     acquired                                                         (312,892)            --        (74,233)
  Disposals of investments in government
     securities                                                             --          5,314          1,340
  Purchases of properties, plants and equipment                       (132,217)       (78,833)       (49,253)
  Proceeds on disposals of properties, plants
     and equipment                                                      92,403          4,672         18,874
                                                                     ---------       --------      ---------
     Net cash used in investing activities                            (352,706)       (68,847)      (103,272)
                                                                     ---------       --------      ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                             760,000             --         54,500
  Payments on long-term debt                                          (464,542)       (23,000)       (31,500)
  Payments on short-term borrowings                                     (7,062)            --             --
  Acquisitions of treasury stock                                          (924)        (4,968)       (11,102)
  Exercise of stock options                                                 69            190            291
  Dividends paid                                                       (15,158)       (14,619)       (14,315)
                                                                     ---------       --------      ---------
     Net cash provided by (used in) financing
       activities                                                      272,383        (42,397)        (2,126)
                                                                     ---------       --------      ---------
Effects of exchange rates on cash                                       (2,210)        (1,532)         1,238
                                                                     ---------       --------      ---------
Net increase (decrease) in cash and cash
  equivalents                                                           16,332          4,453        (32,394)
Cash and cash equivalents at beginning of year                          13,388          8,935         41,329
                                                                     ---------       --------      ---------
Cash and cash equivalents at end of year                             $  29,720       $ 13,388      $   8,935
                                                                     =========       ========      =========

See accompanying Notes to Consolidated Financial Statements.

-------    -------------------------------------------


                                           GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (U.S. dollars and shares in thousands, except per share amounts)

                                        Capital Stock         Treasury Stock                      Accumulated
                                        -------------         --------------                         Other
                                                                                     Retained    Comprehensive    Shareholders'
                                      Shares     Amount     Shares       Amount      Earnings    Income (Loss)       Equity
                                      ------     ------     ------       ------      --------    -------------       ------
As of November 1, 1998                22,911     $ 9,936    15,510     $(41,858)     $500,068      $ (8,044)        $460,102
  Net income                                                                           51,373                         51,373
  Other comprehensive income -
   foreign currency translation                                                                       1,633            1,633
                                                                                                                    --------
  Comprehensive income                                                                                                53,006
                                                                                                                    --------
  Dividends paid (Note 8):
     Class A - $0.50                                                                   (5,435)                        (5,435)
     Class B - $0.74                                                                   (8,880)                        (8,880)
  Treasury shares acquired              (396)                  396      (11,102)                                     (11,102)
  Stock options exercised                 12         271       (12)          20                                          291
                                      ------     -------    ------     --------      --------      --------         --------

As of October 31, 1999                22,527     $10,207    15,894     $(52,940)     $537,126      $ (6,411)        $487,982
  Net income                                                                           75,794                         75,794
  Other comprehensive income -
   foreign currency translation                                                                      (1,865)          (1,865)
                                                                                                                    --------
  Comprehensive income                                                                                                73,929
                                                                                                                    --------
  Dividends paid (Note 8):
     Class A - $0.52                                                                   (5,492)                        (5,492)
     Class B - $0.77                                                                   (9,127)                        (9,127)
  Treasury shares acquired              (163)                  163       (4,968)                                      (4,968)
  Stock options exercised                  7         176        (7)          14                                          190
                                      ------     -------    ------     --------      --------      --------         --------

As of October 31, 2000                22,371     $10,383    16,050     $(57,894)     $598,301      $ (8,276)        $542,514
  Net income                                                                           88,774                         88,774
  Other comprehensive income:
  - foreign currency
     translation                                                                                    (13,102)         (13,102)
  - interest rate swaps                                                                             (13,071)         (13,071)
  - minimum pension
     liability adjustment                                                                            (2,756)          (2,756)
                                                                                                                    --------
  Comprehensive income                                                                                                59,845
                                                                                                                    --------
  Dividends paid (Note 8):
     Class A - $0.54                                                                   (5,683)                        (5,683)
     Class B - $0.80                                                                   (9,475)                        (9,475)
  Treasury shares acquired               (35)                   35         (924)                                        (924)
  Stock options exercised                  3          63        (3)           6                                           69
                                      ------     -------    ------     --------      --------      --------         --------

As of October 31, 2001                22,339     $10,446    16,082     $(58,812)     $671,917      $(37,205)        $586,346
                                      ======     =======    ======     ========      ========      ========         ========

See accompanying Notes to Consolidated Financial Statements.

-------    -------------------------------------------

               GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
----------------------------------------------------------------------
         POLICIES
         --------

The Business
------------

     Greif Bros. Corporation and its subsidiaries (the "Company") principally manufacture industrial shipping containers and containerboard and corrugated products that it sells to customers in many industries throughout the world. In March 2001, the Company acquired Van Leer Industrial Packaging (see Note 2), which significantly increased the operations of the Company. The Company has 185 operating locations in over 40 countries. In addition, the Company owns timber properties, primarily in the southeastern United States, which are harvested and regenerated.

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

     There are approximately 10,000 employees of the Company at October 31, 2001.

Basis of Consolidation
----------------------

     The Consolidated Financial Statements include the accounts of Greif Bros. Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

-------    -------------------------------------------

Use of Estimates
----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, postretirement benefits, income taxes and contingencies. Actual amounts could differ from those estimates.

Revenue Recognition
-------------------

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company during 2001. The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

Shipping and Handling Fees and Costs
------------------------------------

     The Emerging Issues Task Force ("EITF") reached a consensus in September 2000 that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. The EITF also concluded that the classification of shipping and handling costs is an accounting policy decision. In accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company includes shipping and handling costs in cost of products sold. Prior to the issuance of EITF No. 00-10, the Company's shipping and handling costs were netted in net sales. All prior period amounts have been reclassified to conform to EITF No. 00-10. The adoption of EITF No. 00-10 had no effect on reported net income.

Income Taxes
------------

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

-------    -------------------------------------------

Cash and Cash Equivalents
-------------------------

     The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements of $1.9 million in 2001 ($3.6 million in 2000).

Concentration of Credit Risk
----------------------------

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. Such credit risk is considered by management to be limited due to the Company's many customers, none that are considered principal in the total operations of the Company, doing business in a variety of industries throughout the world.

Inventories
-----------

     Inventories are stated at the lower of cost or market, principally on the last-in, first-out basis in the United States (approximately 30% of consolidated inventories) and on the first-in, first-out basis in other parts of the world (approximately 70% of consolidated inventories). The inventories are comprised as follows at October 31 (U.S. dollars in thousands):

                                                         2001        2000
                                                       --------    --------
Finished goods                                         $ 40,881    $ 16,494
Raw materials and work-in-process                       120,510      63,630
                                                       --------    --------
                                                        161,391      80,124
Reduction to state inventories on last-in,
  first-out basis                                       (38,028)    (37,383)
                                                       --------    --------

                                                       $123,363    $ 42,741
                                                       ========    ========

Properties, Plants and Equipment
--------------------------------

     Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

                                                      Years
                                                      -----
          Buildings                                   30-45
          Machinery and equipment                      3-19

     Depreciation expense was $63.8 million in 2001, $37.3 million in 2000 and $35.2 million in 1999. Expenditures for repairs and maintenance are charged to expense as incurred.

-------    -------------------------------------------

     Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

     When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

Net Assets Held for Sale
------------------------

     Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the consolidated plans in the Industrial Shipping Containers segment. As of October 31, 2001 and 2000, there were 14 and 12 locations held for sale, respectively. The net sales and loss before income tax benefit of these locations were $35.6 million and $0.8 million, respectively, during 2001. The net sales and loss before income tax benefit of these locations were $16.0 million and $2.6 million, respectively, during 2000. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale, and it is the Company's intention to complete the sales within the upcoming year.

Internal Use Software
---------------------

     Internal use software is accounted for under Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Internal use software is software that is acquired, internally developed or modified solely to meet the entity's needs and for which, during the software's development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage, upgrades and enhancements that provide additional functionality are capitalized.

Goodwill and Other Intangible Assets
------------------------------------

     Goodwill is amortized on a straight-line basis over 15 or 25 year periods. The cost of acquired intangible assets is amortized on a straight-line basis over their estimated economic lives of 2 to 25 years. The weighted average period of goodwill and intangible assets amortization is 21 years. Amortization expense was $13.1 million in 2001, $7.0 million in 2000 and $6.5 million in 1999. Accumulated amortization was $31.2 million at October 31, 2001 ($18.1 million at October 31, 2000).

     The Company's policy is to periodically review its goodwill, other intangible assets and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in

-------    -------------------------------------------

the period such determination is made based on the fair value of the related businesses.

Derivative Financial Instruments
--------------------------------

     On November 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements require that all derivatives be recorded in the balance sheet as either assets or liabilities and measured at fair value. The accounting for changes in fair value of the derivative depends on the intended use of the derivative and the resulting designation.

     The Company enters into interest rate swap agreements for the purpose of hedging its exposure to fluctuations in interest rates. Under SFAS No. 133, the Company's interest rate swap contracts are considered cash flow hedges. The interest rate swap contracts were entered into to assist the Company in its management of exposure to variable rate debt. The differentials payable or receivable under these agreements are recorded as an adjustment to interest expense and are included in interest receivable or payable. An asset or liability is recorded on the Company's balance sheet for the fair value of the interest rate swap agreements. A corresponding charge or credit is reflected, net of tax, in other comprehensive income (loss).

     The Company enters into foreign currency forward contracts to hedge certain short-term intercompany loan transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

Foreign Currency Translation
----------------------------

     In accordance with SFAS No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end and revenues and expenses are translated at the average monthly exchange rates.

     The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company's foreign operations, are presented in the Consolidated Statements of Changes in Shareholders' Equity in "Accumulated Other Comprehensive Income (Loss)." The transaction gains and losses included in income are immaterial.

     The functional currency for foreign operations in highly inflationary economies is the U.S. dollar, and any gains or losses are credited or charged to income.

-------  -------------------------------------------

Earnings Per Share
------------------

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

     The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

                                         For the years ended October 31,
                                     ----------------------------------------
                                        2001           2000           1999
                                        ----           ----           ----
Class A Common Stock:
---------------------
Basic earnings per share             10,523,476     10,557,935     10,882,081
Assumed conversion of stock
 options                                 26,603         41,600         19,229
                                     ----------     ----------     ----------
Diluted earnings per share           10,550,079     10,599,535     10,901,310
                                     ==========     ==========     ==========

Class B Common Stock:
---------------------
Basic and diluted earnings per
 share                               11,842,656     11,852,602     11,989,605
                                     ==========     ==========     ==========

     There are 1,172,248 options that are antidilutive for 2001 (370,090 for 2000 and 496,789 for 1999).

Environmental Cleanup Costs
---------------------------

     The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

-------  -------------------------------------------

Recent Accounting Standards
---------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires use of the purchase method for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. However, earlier application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. In all cases, the provisions of SFAS No. 142 shall be initially applied at the beginning of a fiscal year.

     The application of the non-amortization provisions of SFAS No. 142 will increase net income of the Company upon adoption. The effect of the non-amortization provisions of SFAS No. 142 on net income is subject to finalization of the allocation of the purchase price for the Van Leer Industrial Packaging acquisition (see Note 2) including further evaluation of all intangible assets in relation to the provisions of SFAS No. 142.

     At this time, the effect of the impairment provisions provided by  SFAS No.
142 is not known.   The Company is evaluating the possibility of early adoption of SFAS No. 142 in fiscal 2002.

NOTE 2 - ACQUISITIONS AND OTHER INVESTMENTS
--------------------------------------------

Van Leer Industrial Packaging Acquisition
-----------------------------------------

     On March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation ("Huhtamaki"), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

     As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. In addition, the Company paid $15.0 million in legal and professional fees related to the acquisition. The acquisition was funded by long-term debt borrowed against a $900 million Senior Secured Credit Agreement (see Note 6).

-------  -------------------------------------------

     The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $642.7 million and $423.9 million, respectively. The final allocation of the purchase price may differ due to additional refinements in the fair values of the net assets acquired. Identifiable intangible assets, with a combined fair value of $34.1 million, including the Van Leer trademark, Tri-Sure Closures trademarks, patents and other proprietary information, and certain noncompete agreements, have been recorded. The excess of the purchase price over the fair values of the net tangible and intangible assets acquired of $110.7 million was recorded as goodwill.

     The goodwill is being amortized on a straight-line basis over 25 years based on consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products. The intangible assets are being amortized on a straight-line basis over their estimated economic lives of 2 to 25 years.

Abzac-Greif Investment
----------------------

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

Great Lakes and Trend Pak Acquisitions
--------------------------------------

     On April 5, 1999, the Company purchased the common stock of Great Lakes Corrugated Corp. ("Great Lakes") and Trend Pak, Inc. ("Trend Pak") from their shareholders for $20.8 million in cash. In addition, the Company paid $0.1 million in legal and professional fees related to the acquisition.

     The acquisitions of Great Lakes and Trend Pak, included in operating results from the acquisition date, were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $14.8 million and $5.9 million, respectively. The excess of the purchase price over the fair values of the net assets acquired of $12.0 million was recorded as goodwill. The goodwill is being amortized on a straight-line basis over 15 years based on consideration regarding the age of the acquired businesses, their customers and the risk of obsolescence of their products.

-------  -------------------------------------------

Intermediate Bulk Containers ("IBC") Acquisition
------------------------------------------------

     On January 11, 1999, the Company purchased the assets of the IBC business from Sonoco Products Company ("Sonoco") for $38.0 million in cash. In addition, the Company paid $0.2 million in legal and professional fees related to the acquisition. Prior to the acquisition date, and subsequent to March 30, 1998, the Company marketed and sold IBCs under a distributorship agreement with Sonoco.

     The acquisition of the IBC business, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and liabilities assumed were $15.7 million and $1.3 million, respectively. The excess of the purchase price over the fair values of the net assets acquired of $23.8 million was recorded as goodwill. The goodwill is being amortized on a straight-line basis over 25 years based on consideration regarding the age of the acquired business, its customers and the risk of obsolescence of its products.

CorrChoice Joint Venture
------------------------

     On November 1, 1998, the Company entered into a Joint Venture Agreement with RDJ Holdings Inc. ("RDJ") and a minority shareholder of a subsidiary of Ohio Packaging Corporation (the "Minority Shareholder") to form CorrChoice, Inc. ("CorrChoice"). Pursuant to the terms of the Joint Venture Agreement, the Company contributed all of its stock of Michigan Packaging Company ("Michigan Packaging") and Ohio Packaging Corporation ("Ohio Packaging") in exchange for a 63.24% ownership interest in CorrChoice. RDJ and the Minority Shareholder contributed all of their stock of Ohio Packaging and its subsidiaries in exchange for a 36.76% ownership interest in CorrChoice. The contribution of the Michigan Packaging stock and the Ohio Packaging stock was recorded by the Company at book value with no gain or loss recognized in accordance with EITF No. 86-29, "Nonmonetary Transactions: Magnitude of Boot and the Exceptions to the Use of Fair Value."

     In connection with the closing of the CorrChoice joint venture, the Company and RDJ entered into a voting agreement that enables the Company and RDJ to be equally represented on CorrChoice's Board of Directors. As such, the Company does not control CorrChoice. Therefore, in accordance with accounting principles generally accepted in the United States, the Company has recorded its investment in CorrChoice using the equity method of accounting.

-------  -------------------------------------------

     Prior to the formation of the CorrChoice joint venture, the Company accounted for its investment in Ohio Packaging's non-voting stock under the cost method of accounting because the Company did not have significant influence over the operations of Ohio Packaging. Because the Company's investment in the common stock of Ohio Packaging that previously was accounted for by the cost method became qualified for use of the equity method (through the Company's ownership interest in CorrChoice), effective November 1, 1998 the Company's investment in Ohio Packaging, results of operations and retained earnings were retroactively restated in the Company's 1999 Annual Report in accordance with Accounting Principles Board Opinion ("APBO") No. 18, "The Equity Method of Accounting for Investments in Common Stock."

Pro Forma Information
---------------------

     The following pro forma (unaudited) information assumes that the Van Leer Industrial Packaging acquisition had occurred on November 1, 1999 (U.S. dollars in thousands, except per share amounts):

                                                   For the years
                                                 ended October 31,
                                           -----------------------------
                                              2001               2000
                                              ----               ----

Net sales                                  $1,745,921         $1,914,846
Net income                                 $   75,433         $   73,058

Basic earnings per share:
-------------------------
Class A Common Stock                       $     2.67         $     2.58
Class B Common Stock                       $     4.00         $     3.86

Diluted earnings per share:
---------------------------
Class A Common Stock                       $     2.67         $     2.57
Class B Common Stock                       $     4.00         $     3.86

     The amounts reflect adjustments for interest expense related to the debt issued for the purchase, amortization of goodwill and other intangible assets and depreciation expense on the revalued properties, plants and equipment.

     The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transaction occurred on November 1, 1999, nor are they necessarily indicative of future results.

-------  -------------------------------------------

NOTE 3 - INVESTMENT IN AFFILIATES
---------------------------------

     The Company has investments in CorrChoice (63.24%), Abzac-Greif (49%), Socer-Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) that are accounted for on the equity method. The Company's share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of $2.9 million in 2001 and $2.4 million in 2000.

     The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $4.8 million at October 31, 2001 ($5.2 million at October 31,2000) is being amortized over 15 years.

     The summarized unaudited financial information below represents the combined financial position and results of the Company's unconsolidated affiliates accounted for by the equity method (U.S. dollars in thousands):

                                              As of and for the years
                                                  ended October 31,
                                         ---------------------------------
                                           2001         2000        1999
                                           ----         ----        ----

Current assets                           $140,752     $127,106    $118,821
Long-term assets                         $108,639     $102,901    $ 97,225
Current liabilities                      $ 16,489     $ 14,653    $ 19,501
Long-term liabilities                    $ 11,266     $  8,790    $  8,238

Net sales                                $282,277     $299,086    $251,638
Gross profit                             $ 45,444     $ 54,399    $ 43,433
Operating income                         $ 28,338     $ 34,590    $ 31,090
Net income                               $ 18,606     $ 22,964    $ 17,570

NOTE 4 - TIMBERLAND TRANSACTIONS
--------------------------------

Sale of Timber Properties
-------------------------

     In December 2000, the Company sold certain hardwood timberland for $44.4 million. As such, the Company recognized a gain of $43.0 million during the first quarter of 2001 related to this transaction. In a related agreement, the Company sold other hardwood timberland for $30.0 million in March 2001, and recognized an additional gain of $27.7 million during the second quarter of 2001.

     A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these transactions.

-------  -------------------------------------------

Purchase of Timber Properties
-----------------------------

     In December 2000, the Company purchased certain pine timberland for $42.8 million. In a related agreement, the Company purchased other pine timberland for $43.1 million in March 2001.

     A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

NOTE 5 - RESTRUCTURING RESERVES
-------------------------------

     During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants were identified to be closed. These plants are located in North America. In addition, certain redundant administrative functions are being eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 400 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company is planning to sell its six owned facilities. The Company expects to complete these restructuring activities during the first half of 2002. Subsequent to the recognition of the restructuring charge, the Company has and will continue to recognize expense related to additional costs to relocate machinery and equipment and employees upon the closure of these plants. The amounts charged against this restructuring reserve during the period ended October 31, 2001 are as follows (U.S. dollars in thousands):

                                       Beginning                  Ending
                                        Balance     Activity     Balance
                                        -------     --------     -------
Cash charges:
-------------
  Employee separation costs             $ 8,000      $4,009       $3,991

Cash and non-cash charges:
--------------------------
  Other exit costs                        3,534       3,222          312
                                        -------      ------       ------

                                        $11,534      $7,231       $4,303
                                        =======      ======       ======

     As of October 31, 2001, there were a total of 170 employees that had been terminated and provided severance benefits under this restructuring plan.

-------  -------------------------------------------

     In addition, in connection with the 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition have been or will be closed. Four of these facilities are Company-owned and one is leased. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions will be eliminated. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $16.5 million in employee separation costs (approximately 375 employees), $0.9 million in lease termination costs and $2.3 million in other exit costs. The Company is planning to sell the four Company-owned facilities. The lease will be terminated on the remaining facility. The amounts charged against this restructuring reserve during the period ended October 31, 2001 are as follows (U.S. dollars in thousands):

                                       Balance at                 Ending
                                      Acquisition   Activity     Balance
                                      -----------   --------     -------
Cash charges:
-------------
  Employee separation costs             $16,480      $6,962      $ 9,518

Cash and non-cash charges:
--------------------------
  Other exit costs                        3,203       1,915        1,288
                                        -------      ------      -------

                                        $19,683      $8,877      $10,806
                                        =======      ======      =======

     As of October 31, 2001, there were a total of 180 employees that had been terminated and provided severance benefits under this restructuring plan.

NOTE 6 - LONG-TERM DEBT
-----------------------

     On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders, and Merrill Lynch & Co. and KeyBank National Association, as co-agents. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility (as described below). The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

-------  -------------------------------------------

     The Term Loan A (both U.S. Dollar and Euro) and Term Loan B amortize quarterly through the maturity dates of February 28, 2006 and February 29, 2008, respectively. The revolving multicurrency credit facility matures on February 28, 2006. The Company is required to pay a commitment fee each quarter equal to 0.375% to 0.500% of the total unused revolver commitment amount, based upon the Company's leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate that resets periodically plus a calculated margin amount. The amounts outstanding, as well as the base rates and margins, at October 31, 2001, are as follows (U.S. dollars and euros in thousands):

                                          Amount      Base Rate     Margin
                                          ------      ---------     ------
Term Loan A (U.S. Dollar)                $131,526       2.27%        2.50%
Term Loan A (Euro)                    EUR 187,660       3.59%        2.50%
Term Loan B                              $377,256       2.27%        3.25%
Multicurrency revolver                   $ 20,000       2.34%        2.50%

     As of October 31, 2001, the Company had $696.3 million outstanding under the Senior Secured Credit Agreement with a weighted average interest rate of 5.50%.

     As part of the Senior Secured Credit Agreement, the Company incurred financing fees of $16.3 million. The amount has been deferred and is being amortized over the life of the agreement of six years. The charge is recorded in interest expense.

     The Senior Secured Credit Agreement contains certain covenants, including financial covenants that require the Company to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, both with favorable outlook, to the loan obligations of the Company under the Senior Secured Credit Agreement. At October 31, 2001, the Company was in compliance with these covenants.

     The $150 million revolving multicurrency credit facility may also be used to issue letters of credit. At October 31, 2001, the Company had outstanding $13.0 million in letters of credit under the credit agreement. The quarterly fronting fee related to these letters of credit is 0.125% of the outstanding amount plus a calculated margin (2.50% at October 31, 2001) for the use of this facility.

     In addition to the amounts borrowed against the Senior Secured Credit Agreement, the Company had outstanding debt of $17.7 million, comprised of $1.2 million in long-term debt and $16.5 million in short-term borrowings at October 31, 2001.

-------   -------------------------------------------

     On March 30, 1998, the Company had entered into a credit agreement with various financial institutions, as banks, and KeyBank National Association, as agent, which provided a revolving credit facility of up to $325 million. The Company was required to pay a facility fee each quarter equal to 0.025% to 0.050% of the total commitment amount based upon the Company's leverage ratio. The interest rate was either based on the prime rate or LIBOR rate plus a calculated margin amount (0.275% at October 31, 2000). Interest was reset on a quarterly basis. At October 31, 2000, the interest rate was 6.99%. The revolving credit loans were due on March 31, 2003; however, the amounts remaining were repaid from proceeds of the Senior Secured Credit Agreement.

     Annual maturities of the Company's long-term debt are $43.1 million in 2002, $58.9 million in 2003, $74.6 million in 2004, $90.4 million in 2005, $71.0 million in 2006 and $359.5 million thereafter.

     During 2001, the Company paid $44.8 million of interest ($16.6 million in 2000 and $15.4 million in 1999) related to its long-term obligations. Interest of $2.5 million in 2001, $2.5 million in 2000 and $0.4 million in 1999 was capitalized.

     The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $8.8 million in 2002, $7.3 million in 2003, $5.9 million in 2004, $5.1 million in 2005, $3.8 million in 2006 and $17.8 million thereafter. Rent expense was $19.8 million in 2001, $14.0 million in 2000 and $12.5 million in 1999.

NOTE 7 - FINANCIAL INSTRUMENTS
------------------------------

     The Company had interest rate swap agreements with an aggregate notional amount of $320 million and EUR 65 million at October 31, 2001 with various maturities through 2008. Under these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.56% over the life of the contracts. At October 31, 2001, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $21.0 million ($13.1 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income (loss). Assuming that interest rates in effect remain constant throughout 2002, the Company would reclassify $10.3 million of this amount to its results of operations in 2002. At October 31, 2000, the Company had interest rate swap agreements with an aggregate notional amount of $130 million. Under the agreements, the Company received interest quarterly from the counterparty equal to the LIBOR rate and paid interest quarterly to the counterparty at a weighted average rate of 6.01%.

-------   -------------------------------------------

     At October 31, 2001, the Company had outstanding foreign currency forward contracts in the notional amount of $33.4 million. The fair value of these contracts at October 31, 2001 resulted in a gain of $0.3 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

     While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

     The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amounts the Company would pay or receive to terminate the agreements at the reporting date.

NOTE 8 - CAPITAL STOCK
----------------------

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

     The following table summarizes the Company's capital stock, without par value (Class A and Class B common shares) and treasury shares at the specified dates:

                           Authorized     Issued        Outstanding     Treasury
                             Shares       Shares          Shares         Shares
                             ------       ------          ------         ------
October 31, 2001:
-----------------
Class A Common Stock       32,000,000    21,140,960     10,516,196     10,624,764
Class B Common Stock       17,280,000    17,280,000     11,822,859      5,457,141

October 31, 2000:
-----------------
Class A Common Stock       32,000,000    21,140,960     10,523,196     10,617,764
Class B Common Stock       17,280,000    17,280,000     11,847,359      5,432,641

-------   -------------------------------------------

NOTE 9 - STOCK OPTIONS
----------------------

     In the current year, the Company adopted the 2001 Management Equity Incentive and Compensation Plan (the "2001 Plan"). The provisions of the 2001 Plan allow the awarding of incentive and nonqualified stock options and restricted and performance shares of Class A Common Stock to key employees. The maximum number of shares that may be issued each year is determined by a formula that takes into consideration the total number of shares outstanding and is also subject to certain limits. In addition, the maximum number of incentive stock options that will be issued under the 2001 Plan during its term is 2,500,000 shares.

     Prior to 2001, the Company had adopted a Nonstatutory Stock Option Plan (the "2000 Plan") that provides the discretionary granting of nonstatutory options to key employees, and an Incentive Stock Option Plan (the "Option Plan") that provides the discretionary granting of incentive stock options to key employees and nonstatutory options for non-employees. The aggregate number of the Company's Class A Common Stock options that may be granted under the 2000 Plan and Option Plan may not exceed 200,000 shares and 1,000,000 shares, respectively.

     Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable two years after date of grant. Options expire 10 years after date of grant.

     The Directors' Stock Option Plan (the "Directors' Plan") provides the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company's Class A Common Stock options that may be granted may not exceed 100,000 shares. Under the terms of the Directors' Plan, options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable immediately. Options expire 10 years after date of grant.

     In 2001, 444,800 stock options were granted under the 2001 Plan with option prices of $30.59 per share. Under the Directors' Plan, 10,000 options were granted to outside directors with option prices of $27.38 per share.

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

-------   -------------------------------------------

     The Company applies APBO No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, "Accounting for Stock-Based Compensation," pro forma net income and earnings per share would have been as follows (U.S. dollars in thousands, except per share amounts):

                                                For the years
                                               ended October 31,
                                 ---------------------------------------------
                                    2001             2000             1999
                                    ----             ----             ----

Net income                         $86,566          $73,990          $49,787

Basic earnings per share:
------------------------
 Class A Common Stock              $  3.06          $  2.62          $  1.73
 Class B Common Stock              $  4.59          $  3.91          $  2.58

Diluted earnings per share:
---------------------------
 Class A Common Stock              $  3.06          $  2.61          $  1.73
 Class B Common Stock              $  4.59          $  3.91          $  2.58


     The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

                                    2001             2000             1999
                                    ----             ----             ----

Dividend yield                       1.70%            1.70%            1.90%
Volatility rate                     27.20%           27.50%           25.10%
Risk-free interest rate              4.84%            6.05%            6.15%
Expected option life              6 years          6 years          6 years

     The fair value of shares granted in 2001, 2000 and 1999 were $9.12, $9.49 and $7.33, respectively, as of grant date.

     Stock option activity for the years ended October 31 was as follows (Shares in thousands):

                           2001               2000              1999
                    ----------------   ----------------   ----------------
                            Weighted           Weighted           Weighted
                             Average            Average            Average
                            Exercise           Exercise           Exercise
                    Shares    Price    Shares    Price    Shares    Price
                    ------    -----    ------    -----    ------    -----

Beginning balance    1,154   $28.48       861   $28.23      659    $29.56
Granted                455   $30.52       316   $29.22      236    $24.36
Forfeited              100   $28.53        16   $29.76       22    $29.29
Exercised                3   $22.94         7   $27.12       12    $24.26
                     -----              -----               ---
Ending balance       1,506   $29.11     1,154   $28.48      861    $28.23
                     =====              =====               ===

-------   -------------------------------------------

     As of October 31, 2001, the outstanding stock options had exercise prices ranging from $22.94 to $36.53 and a remaining weighted average contractual life of eight years.

     There are 789,000 options that were exercisable at October 31, 2001 (628,000 options at October 31, 2000 and 432,000 options at October 31, 1999).

NOTE 10 - INCOME TAXES
----------------------

     The provision for income taxes consists of the following (U.S. dollars in thousands):

                                       For the years ended October 31,
                           -----------------------------------------------------
                               2001                 2000                1999
                               ----                 ----                ----

Current:
   Federal                   $12,624              $21,420             $ 7,959
   State and local               550                  848                 660
   Foreign                     6,213                2,211               2,306
                             -------              -------             -------
                              19,387               24,479              10,925
Deferred                      29,127               13,548              15,815
                             -------              -------             -------

                             $48,514              $38,027             $26,740
                             =======              =======             =======



     Foreign income before income taxes amounted to $13.6 million in 2001 ($5.8 million in 2000 and $5.2 million in 1999).

     The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company's effective income tax rate:

                                                      For the years ended October 31,
                                          -----------------------------------------------------
                                             2001                  2000                 1999
                                             ----                  ----                 ----
U.S. federal tax rate                        35.0%                 35.0%                35.0%
State and local taxes,
  net of federal tax benefit                  1.6%                  1.7%                 3.6%
Other non-deductible expenses and
  foreign tax rates                           1.3%                  1.2%                 1.1%
                                             ----                  ----                 ----

                                             37.9%                 37.9%                39.7%
                                             ====                  ====                 ====

-------    -------------------------------------------

     Significant components of the Company's deferred tax assets and liabilities are as follows at October 31 (U.S. dollars in thousands):

                                                                     2001             2000
                                                                     ----             ----
Vacation accrual                                                   $  1,320          $ 1,171
Bad debt reserves                                                     1,610              871
Restructuring reserves                                                5,439               --
Other                                                                 1,328              174
                                                                   --------          -------

  Current deferred tax asset                                       $  9,697          $ 2,216
                                                                   ========          =======

Net operating loss carryforwards                                   $ 34,019          $    --
Interest rate swaps                                                   7,977               --
Minimum pension liability                                             1,682               --
Deferred compensation                                                 1,840            1,823
Accrued environmental reserve                                         2,556              532
Other                                                                   878            2,212
                                                                   --------          -------
                                                                     48,952            4,567
Valuation allowance for long-term
  deferred tax assets                                               (31,780)              --
                                                                   --------          -------

  Long-term deferred tax asset                                     $ 17,172          $ 4,567
                                                                   ========          =======

Properties, plants and equipment                                   $ 77,932          $45,951
Equity investments                                                    8,843            7,968
Goodwill                                                              4,053            2,926
Timberland transactions                                              35,530            5,053
Pension                                                               1,771               --
Other                                                                13,389            1,564
                                                                   --------          -------

  Long-term deferred tax liability                                 $141,518          $63,462
                                                                   ========          =======

     At October 31, 2001, the Company has foreign net operating loss carryforwards of approximately $95 million for foreign income tax purposes expiring over various future periods.

     At October 31, 2001, 2000 and 1999, the Company has provided deferred income taxes on all of its undistributed foreign earnings.

     During 2001, the Company paid $20.2 million in income taxes ($28.9 million in 2000 and $14.7 million in 1999).

-------   -------------------------------------------

NOTE 11 - RETIREMENT PLANS
--------------------------

     In 2001, the Company assumed certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom as a result of the Van Leer Industrial Packaging acquisition (see Note 2). In addition, the Company already had non-contributory defined benefit pension plans in the United States. The salaried plans' benefits are based primarily on years of service and earnings. The hourly plans' benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding nor more than the maximum tax-deductible amount to these plans. The plans' assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company's common stock as follows:

                                                    2001        2000
                                                    ----        ----
      Class A Common Stock                        123,752     123,752
      Class B Common Stock                         80,355      80,355

     The components of net periodic pension cost include the following (U.S. dollars in thousands):

                                                                           For the years ended
                                                                               October 31,
                                                           ------------------------------------------------
                                                               2001               2000              1999
                                                               ----               ----              ----
Service cost                                                $  7,432            $ 4,193           $ 4,760
Interest cost                                                 13,982              5,561             5,279
Expected return on plan assets                               (17,886)            (6,761)           (6,238)
Amortization of prior service cost                             1,004                700               662
Amortization of initial net asset                               (842)              (562)             (562)
Recognized net actuarial (gain) loss                            (270)              (198)               66
                                                            --------            -------           -------

                                                            $  3,420            $ 2,933           $ 3,967
                                                            ========            =======           =======

     The weighted average assumptions used in the actuarial valuations are as follows:

                                                               2001               2000             1999
                                                               ----               ----             ----
Discount rate                                                   6.75%             7.50%            7.50%
Expected return on plan assets                                  8.00%             9.00%            8.25%
Rate of compensation increase                                   4.25%             4.25%            4.25%

-------   -------------------------------------------

     The following table sets forth the plans' change in benefit obligation, change in plan assets and amounts recognized in the Consolidated Financial Statements (U.S. dollars in thousands):

                                                                                  2001                    2000
                                                                                  ----                    ----
Change in benefit obligation:
-----------------------------
Benefit obligation at beginning of year                                         $ 82,140                 $75,097
Benefit obligation of acquired businesses                                        202,122                      --
Service cost                                                                       7,432                   4,193
Interest cost                                                                     13,982                   5,561
Plan participant contributions                                                       626                      --
Amendments                                                                            --                     325
Actuarial (gain) loss                                                             (5,454)                    919
Foreign currency effects                                                          (1,570)                     --
Benefits paid                                                                     (9,861)                 (3,955)
Plan curtailment gain                                                                (45)                     --
                                                                                --------                 -------

Benefit obligation at end of year                                               $289,372                 $82,140
                                                                                ========                 =======

Change in plan assets:
----------------------
Fair value of plan assets at beginning of year                                  $ 84,802                 $79,613
Fair value of plan assets of acquired businesses                                 204,049                      --
Actual return on plan assets                                                     (17,660)                  7,713
Plan participant contributions                                                       626                      --
Foreign currency effects                                                          (2,169)                     --
Employer contributions                                                             8,082                   1,431
Settlements                                                                          (45)                     --
Benefits paid                                                                     (9,528)                 (3,955)
                                                                                --------                 -------

Fair value of plan assets at end of year                                        $268,157                 $84,802
                                                                                ========                 =======

Funded status                                                                   $(21,215)                $ 2,698
Unrecognized net actuarial loss (gain)                                            26,677                  (3,745)
Unrecognized prior service cost                                                    8,507                   8,784
Unrecognized initial net asset                                                    (4,935)                 (5,777)
                                                                                --------                 -------

Net amount recognized                                                           $  9,034                 $ 1,960
                                                                                ========                 =======

Amounts recognized in the statement of financial
------------------------------------------------
 position consist of:
 --------------------
Prepaid benefit cost                                                            $ 26,721                 $ 3,662
Accrued benefit liability                                                        (30,605)                 (1,702)
Intangible asset                                                                   8,481                      --
Accumulated other comprehensive income                                             4,437                      --
                                                                                --------                 -------

Net amount recognized                                                           $  9,034                 $ 1,960
                                                                                ========                 =======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $125.6 million, $112.1 million and $85.5 million, respectively, as of October 31, 2001.

-------    -------------------------------------------

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans were $136.3 million, $129.8 million and $138.0 million, respectively, as of October 31, 2001.

     In addition to the benefits provided under the defined benefit pension plans, the Company has adopted a supplemental retirement plan for certain executive employees. Pension expense of $0.3 million and $0.4 million was recorded in 2001 and 2000, respectively.

     The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee's contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $0.9 million in 2001, $0.9 million in 2000 and $0.5 million in 1999.

NOTE 12 - POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
----------------------------------------------------------------

     In 2001, the Company assumed certain postretirement health and life insurance benefit plans in the United States and South Africa as a result of the Van Leer Industrial Packaging acquisition (see Note 2).

     In conjunction with the acquisition of the industrial containers business from Sonoco in 1998, the Company assumed an obligation to reimburse Sonoco for its actual costs incurred in providing postretirement health care benefits to certain employees. Contributions by the Company are limited to an aggregate annual payment of $1.4 million for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from its operations.

     The components of net periodic cost for the postretirement benefits include the following (U.S. dollars in thousands):

                                                                                 For the years ended
                                                                                     October 31,
                                                                     ----------------------------------------------
                                                                         2001            2000            1999
                                                                         ----            ----            ----
Service cost                                                            $  240          $   --          $   --
Interest cost                                                            3,033           1,453           1,840
                                                                        ------          ------          ------

                                                                        $3,273          $1,453          $1,840
                                                                        ======          ======          ======

-------    -------------------------------------------

     The following table sets forth the plans' change in benefit obligation, change in plan assets and amounts recognized in the Consolidated Financial Statements (U.S. dollars in thousands):

                                                                                    2001                   2000
                                                                                    ----                   ----
Change in benefit obligation:
-----------------------------
Benefit obligation at beginning of year                                            $19,573                $21,154
Benefit obligation of acquired businesses                                           31,648                     --
Service cost                                                                           240                     --
Interest cost                                                                        3,033                  1,453
Plan participant contributions                                                          40                     --
Actuarial loss (gain)                                                                  754                   (522)
Foreign currency effects                                                            (1,576)                    --
Benefits paid                                                                       (1,393)                (2,512)
                                                                                   -------                -------

Benefit obligation at end of year                                                  $52,319                $19,573
                                                                                   =======                =======

Change in plan assets:
----------------------
Fair value of plan assets at beginning of year                                    $     --               $     --
Employer contributions                                                               1,393                  2,512
Benefits paid                                                                       (1,393)                (2,512)
                                                                                  --------               --------

Fair value of plan assets at end of year                                          $     --               $     --
                                                                                  ========               ========

Funded status                                                                     $(52,319)              $(19,573)
Unrecognized net actuarial loss (gain)                                               2,291                   (522)
                                                                                  --------               --------

Net amount recognized                                                             $(50,028)              $(20,095)
                                                                                  ========               ========

     The accumulated postretirement health and life insurance benefit and fair value of plan assets for the foreign plans were $7.8 million and zero, respectively, as of October 31, 2001.

     The measurements assume a discount rate of 7.00% in the United States and 11.50% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

                                                         Medical
                                                         -------
          Current trend rate                              9.00%
          Ultimate trend rate                             5.00%

     A one-percentage point change in assumed health care cost trend rates would have the following effects (U.S. dollars in thousands):

                                                     1-Percentage-      1-Percentage-
                                                    Point Increase     Point Decrease
                                                    --------------     --------------
          Effect on total of
           service and interest
           cost components                               $  189            $  (150)
          Effect on postretirement
           benefit obligation                            $2,747            $(2,232)

-------   -------------------------------------------

NOTE 13 - CONTINGENT LIABILITIES
--------------------------------

     Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.

     At October 31, 2001 and 2000, the Company had recorded liabilities of $7.1 million and $1.5 million, respectively, for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The recorded liabilities are included in other long-term liabilites. Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

     Based upon the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse affect on the consolidated financial position of the Company.

NOTE 14 - BUSINESS SEGMENT INFORMATION
--------------------------------------

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

     Operations in the Timber segment involve the management and sale of timber on approximately 275,000 acres of timberland in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi and Virginia.

-------   -------------------------------------------

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

     Corporate and other includes the costs associated with the Company's corporate headquarters, the Company's long-term debt (see Note 6) and other non-segment items.

     The following segment information is presented for the three years ended October 31, 2001, except as to asset information that is as of October 31, 2001, 2000 and 1999 (U.S. dollars in thousands):

                                                                   2001                   2000                   1999
                                                                   ----                   ----                   ----
Net sales:
----------
Industrial Shipping Containers                                  $1,038,948               $490,909               $477,370
Containerboard & Corrugated Products                               379,302                428,369                351,936
Timber                                                              37,750                 44,678                 24,132
                                                                ----------               --------               --------

  Total                                                         $1,456,000               $963,956               $853,438
                                                                ==========               ========               ========

EBITDA:
-------
Industrial Shipping Containers                                  $  101,810               $ 59,583               $ 60,244
Containerboard & Corrugated Products                                87,698                 85,826                 54,197
Timber                                                             111,738                 46,926                 25,389
                                                                ----------               --------               --------
  Total segment                                                    301,246                192,335                139,830
Restructuring costs                                                (11,534)                    --                     --
Corporate and other                                                (34,822)               (34,817)               (17,129)
                                                                ----------               --------               --------
  Total EBITDA                                                     254,890                157,518                122,701
Depreciation, depletion and amortization                           (81,507)               (45,222)               (42,360)
Interest expense, net                                              (45,149)               (11,842)               (12,983)
Foreign currency effects                                              (228)                    --                     --
                                                                ----------               --------               --------
Income before income taxes,
 minority interest in income of
 consolidated subsidiaries and equity
 in earnings of affiliates                                      $  128,006               $100,454               $ 67,358
                                                                ==========               ========               ========

Total assets:
-------------
Industrial Shipping Containers                                  $1,152,150               $397,741               $415,034
Containerboard & Corrugated Products                               345,155                350,791                354,271
Timber                                                             104,105                 29,472                 16,712
                                                                ----------               --------               --------
  Total segment                                                  1,601,410                778,004                786,017
Corporate and other                                                174,986                161,327                124,969
                                                                ----------               --------               --------

  Total                                                         $1,776,396               $939,331               $910,986
                                                                ==========               ========               ========

-------   -------------------------------------------

                                                                    2001                 2000                 1999
                                                                    ----                 ----                 ----
Depreciation, depletion and amortization
----------------------------------------
   expense:
   --------
Industrial Shipping Containers                                    $ 48,849              $20,394              $20,660
Containerboard & Corrugated Products                                21,766               20,457               19,335
Timber                                                               4,897                  771                  277
                                                                  --------              -------              -------
  Total segment                                                     75,512               41,622               40,272
Corporate and other                                                  5,995                3,600                2,088
                                                                  --------              -------              -------

  Total                                                           $ 81,507              $45,222              $42,360
                                                                  ========              =======              =======

Additions to long-lived assets:
-------------------------------
Industrial Shipping Containers                                    $ 17,621              $21,442              $12,248
Containerboard & Corrugated Products                                14,152               33,464               27,608
Timber                                                              91,228               10,222                1,285
                                                                  --------              -------              -------
  Total segment                                                    123,001               65,128               41,141
Corporate and other                                                  9,216               13,705                8,112
                                                                  --------              -------              -------

  Total                                                           $132,217              $78,833              $49,253
                                                                  ========              =======              =======

     The following table presents net sales to external customers by geographic region (U.S. dollars in thousands):

                                                                                  For the years ended
                                                                                      October 31,
                                                                 ----------------------------------------------------
                                                                     2001                2000                1999
                                                                     ----                ----                ----
North America                                                     $1,009,789            $963,956            $853,438
Europe                                                               289,527                  --                  --
Other                                                                156,684                  --                  --
                                                                  ----------            --------            --------

                                                                  $1,456,000            $963,956            $853,438
                                                                  ==========            ========            ========

     The following table presents total assets by geographic region (U.S. dollars in thousands):

                                                                                     As of October 31,
                                                                 ----------------------------------------------------
                                                                     2001                2000                1999
                                                                     ----                ----                ----
North America                                                     $1,263,260            $939,331            $910,986
Europe                                                               327,077                  --                  --
Other                                                                186,059                  --                  --
                                                                  ----------            --------            --------

                                                                  $1,776,396            $939,331            $910,986
                                                                  ==========            ========            ========

-------  -------------------------------------------

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------

     The quarterly results of operations for 2001 and 2000 are shown below (U.S. dollars in thousands, except per share amounts):

                                                                  Quarter ended,
                                          --------------------------------------------------------------
                                            Jan. 31,         Apr. 30,         July 31,         Oct. 31,
                                              2001             2001             2001             2001
                                          -----------      -----------      -----------      -----------
Net sales                                 $   218,854      $   356,628      $   435,765      $   444,753
Gross profit                              $    50,372      $    66,971      $    91,241      $    94,800
Net income                                $    38,575      $    22,958      $    12,913      $    14,328

Earnings per share:
  Basic:
  ------
   Class A Common Stock                   $      1.37      $      0.81      $      0.46      $      0.51
   Class B Common Stock                   $      2.04      $      1.22      $      0.68      $      0.76
  Diluted:
  --------
   Class A Common Stock                   $      1.36      $      0.81      $      0.46      $      0.51
   Class B Common Stock                   $      2.04      $      1.22      $      0.68      $      0.76

Earnings per share were
calculated using the
following number of shares:
  Basic:
  ------
   Class A Common Stock                    10,523,196       10,523,196       10,523,788       10,523,723
   Class B Common Stock                    11,846,778       11,842,859       11,842,859       11,838,128
  Diluted:
  --------
   Class A Common Stock                    10,552,723       10,547,231       10,563,081       10,545,847
   Class B Common Stock                    11,846,778       11,842,859       11,842,859       11,838,128

Market price (Class A Common Stock):
  High                                    $     32.31      $     31.75      $     34.49      $     33.00
  Low                                     $     23.00      $     25.56      $     27.35      $     21.80
  Close                                   $     25.69      $     28.92      $     32.50      $     24.80
Market price (Class B Common Stock):
  High                                    $     30.00      $     29.75      $     30.74      $     32.01
  Low                                     $     23.63      $     25.00      $     26.50      $     24.00
  Close                                   $     25.50      $     26.79      $     30.74      $     25.00

-------  -------------------------------------------

                                                                  Quarter ended,
                                          --------------------------------------------------------------
                                            Jan. 31,         Apr. 30,         July 31,         Oct. 31,
                                              2000             2000             2000             2000
                                          -----------      -----------      -----------      -----------
Net sales                                 $   238,613      $   233,837      $   243,856      $   247,650
Gross profit                              $    59,756      $    48,255      $    57,130      $    61,329
Net income                                $    23,017      $    13,961      $    18,829      $    19,987

Earnings per share:
  Basic:
  ------
   Class A Common Stock                   $      0.81      $      0.49      $      0.67      $      0.71
   Class B Common Stock                   $      1.21      $      0.74      $      1.00      $      1.06
  Diluted:
  --------
   Class A Common Stock                   $      0.81      $      0.49      $      0.66      $      0.70
   Class B Common Stock                   $      1.21      $      0.74      $      1.00      $      1.06

Earnings per share were
  calculated using the
  following number of shares:
  Basic:
  ------
   Class A Common Stock                    10,624,749       10,560,600       10,523,196       10,523,196
   Class B Common Stock                    11,868,046       11,847,644       11,847,359       11,847,359
  Diluted:
  --------
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

     In 2001, the Company reclassified shipping and handling costs from net sales to cost of products sold in accordance with EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs." As a result, net sales, as reported above, differ from the amounts previously disclosed in the Company's Quarterly Reports on Form 10-Q.

     The Class A and Class B Common Stock are traded on the NASDAQ Stock Market.

     As of December 12, 2001, there were 565 shareholders of record of the Class A Common Stock and 156 shareholders of record of the Class B Common Stock.

-------  -------------------------------------------

                    REPORT OF MANAGEMENT'S RESPONSIBILITIES
                    ---------------------------------------

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

     The system of internal accounting control, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company's management. The internal auditors of the Company continually review this system. In addition, Ernst & Young LLP, an independent accounting firm, audits the financial statements of Greif Bros. Corporation and its subsidiaries and considers the internal control structure of the Company in planning and performing its audit. The Audit Committee of the Board of Directors meets periodically with the internal auditors and independent accountants to discuss the internal control structure and the results of their audits.

/s/ Michael J. Gasser                   /s/ Joseph W. Reed

Michael J. Gasser                       Joseph W. Reed
Chairman and Chief Executive            Chief Financial Officer
  Officer                                 and Secretary

Item 8.  Financial Statements and Supplementary Data  (concluded)
-------  -------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

     We have audited the accompanying consolidated balance sheets of Greif Bros. Corporation and subsidiaries at October 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif Bros. Corporation and subsidiaries at October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Columbus, Ohio
December 12, 2001


Item 9.   Changes in and Disagreements with Accountants on Accounting
-------   -----------------------------------------------------------
           and Financial Disclosure
           ------------------------

     There has not been a change in the Company's principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2001. Information regarding the executive officers and certain significant employees of the Registrant may be found under the caption "Executive Officers and Certain Significant Employees of the Company" in Part I, and is also incorporated by reference into this Item 10.

Item 11.  Executive Compensation
--------  ----------------------

     Information with respect to Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

     Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2001.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Registrant's Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2001.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
--------  -----------------------------------------------------------
           8-K
           ---

(a) The following documents are filed as part of this Report:

                                                                          Page
                                                                          ----

(1) Financial Statements of Greif Bros. Corporation:

        Consolidated Statements of Income for each of the three
         years in the period ended October 31, 2001                       32

        Consolidated Balance Sheets at October 31, 2001 and 2000          33-34

        Consolidated Statements of Cash Flows for each of the
         three years in the period ended October 31, 2001                 35

        Consolidated Statements of Changes in Shareholders'
         Equity for each of the three years in the period ended
         October 31, 2001                                                 36

        Notes to Consolidated Financial Statements                        37-65

        Report of Management's Responsibilities                           66

        Report of Independent Accountants                                 67

     The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 2001.

                                                                          Page
                                                                          ----

(2) Financial Statement Schedule:

        Consolidated Valuation and Qualifying Accounts and
         Reserves (Schedule II)                                           75

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
--------  -----------------------------------------------------------
           8-K (continued)
           ---

(3) Exhibits:

                                               If Incorporated by Reference,
Exhibit                                        Document with which Exhibit was
  No.        Description of Exhibit            Previously Filed with SEC
-------      ----------------------            -------------------------------

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

10(a)*       Greif Bros. Corporation 1996      Registration Statement on Form
             Directors Stock Option Plan.      S-8, File No. 333-26977 (see
                                               Exhibit 4(b) therein).

10(b)*       Greif Bros. Corporation           Annual Report on Form 10-K for
             Incentive Stock Option Plan,      the fiscal year ended October
             as Amended and Restated.          31, 1997, File No. 1-566 (see
                                               Exhibit 10(b) therein).

10(c)*       Greif Bros. Corporation           Annual Report on Form 10-K for
             Directors Deferred                the fiscal year ended October
             Compensation Plan.                31, 1998, File No. 1-566 (see
                                               Exhibit 10(c) therein).

10(d)*       Employment Agreement between      Annual Report on Form 10-K for
             Michael J. Gasser and Greif       the fiscal year ended October
             Bros. Corporation.                31, 1998, File No. 1-566 (see
                                               Exhibit 10(d) therein).

10(e)*       Employment Agreement between      Annual Report on Form 10-K for
             William B. Sparks and Greif       the fiscal year ended October
             Bros. Corporation.                31, 1998, File No. 1-566 (see
                                               Exhibit 10(e) therein).

10(f)*       Employment Agreement, as          Annual Report on Form 10-K for
             amended, between Charles R.       the fiscal year ended October
             Chandler and Greif Bros.          31, 1998, File No. 1-566 (see
             Corporation.                      Exhibit 10(f) therein).

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------
          (continued)

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
  No.          Description of Exhibit                         Previously Filed with SEC
-------        ----------------------                         -----------------------------------
10(g)*         Employment Agreement, as amended, between      Annual Report on Form 10-K for the
               Joseph W. Reed and Greif Bros. Corporation.    fiscal year ended October 31, 1998,
                                                              File No. 1-566 (see Exhibit 10(g)
                                                              therein).

10(h)*         Supplemental Retirement Benefit Agreement.     Annual Report on Form 10-K for the
                                                              fiscal year ended October 31, 1999,
                                                              File No. 1-566 (see Exhibit 10(i)
                                                              therein).

10(i)          Share Purchase Agreement, dated October 27,    Current report on Form 8-K dated
               2000, as amended on January 5, 2001 and        March 15, 2001, File No. 1-566 (see
               February 28, 2001 between Hutamaki Van Leer    Exhibit 2 therein).
               Oyj, as the seller and Greif Bros.
               Corporation as the buyer.

10(j)          $900 million Senior Secured Credit             Current report on Form 8-K dated
               Agreement, dated as of March 2, 2001, among    March 15, 2001, File No. 1-566 (see
               Greif Bros. Corporation, as a U.S. Borrower,   Exhibit 99.2 therein).
               Greif Spain Holdings, S.L., as a Subsidiary
               Borrower, Merrill Lynch & Co., as a Sole
               Lead Arranger, Sole Book-Runner and
               Administrative Agent, Keybank National
               Association, as Syndication Agent, ABN AMRO
               Bank N.V., as Co-Documentation Agent,
               National City Bank, as Co-Documentation
               Agent, The Bank of Nova Scotia, as Paying
               Agent, and other financial institutions
               party hereto from time to time.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------
          (concluded)

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
  No.          Description of Exhibit                         Previously Filed with SEC
-------        ----------------------                         ------------------------------------
10(k)*         Greif Bros. Corporation 2001 Management        Definitive Proxy Statement on Form
               Equity Incentive and Compensation Plan.        DEF 14A dated January 26, 2001,
                                                              File No. 001-00566 (see Exhibit A
                                                              therein).

10(l)*         Greif Bros. Corporation 2000 Nonstatutory      Registration Statement on Form S-8,
               Stock Option Plan                              File No. 333-61058 (see Exhibit 4(c)
                                                              therein).

10(m)          Audit Committee Charter                        Contained herein.

21             Subsidiaries of the Registrant.                Contained herein.

23             Consent of Ernst & Young LLP-Columbus, Ohio.   Contained herein.

24(a)          Powers of Attorney for Michael J. Gasser,      Annual Report on Form 10-K for the
               Charles R. Chandler, Michael H. Dempsey,       fiscal year ended October 31, 1997,
               Naomi C. Dempsey, Daniel J. Gunsett, Robert    File No. 1-566 (see Exhibit 24(a)
               C. Macauley, David J. Olderman and William     therein).
               B. Sparks, Jr.

24(b)          Power of Attorney for John C. Kane.            Annual Report on Form 10-K for the
                                                              fiscal year ended October 31, 1999,
                                                              File No. 1-566 (see Exhibit 24(b)
                                                              therein).

* Executive compensation plans and arrangements required to be filed pursuant to
  Item 601(b)(10) of Regulation S-K.


(b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the fourth quarter of 2001.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Greif Bros. Corporation
                                             -----------------------
                                                  (Registrant)

Date  January 25, 2002             By /s/ Michael J. Gasser
      ----------------                -------------------------------
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

/s/ Michael J. Gasser                             /s/ Joseph W. Reed
---------------------------------------------     ---------------------------------------------
Michael J. Gasser                                 Joseph W. Reed
Chairman of the Board of Directors and            Chief Financial Officer and Secretary
Chief Executive Officer                           (principal financial officer)
(principal executive officer)

/s/ John K. Dieker                                /s/ Charles R. Chandler *
---------------------------------------------     ---------------------------------------------
John K. Dieker                                    Charles R. Chandler
Vice President and                                Member of the Board of Directors
Corporate Controller
(principal accounting officer)

Michael H. Dempsey *                              Naomi C. Dempsey *
---------------------------------------------     ---------------------------------------------
Michael H. Dempsey                                Naomi C. Dempsey
Member of the Board of Directors                  Member of the Board of Directors

Daniel J. Gunsett *                               John C. Kane *
---------------------------------------------     ---------------------------------------------
Daniel J. Gunsett                                 John C. Kane
Member of the Board of Directors                  Member of the Board of Directors

Robert C. Macauley *                              David J. Olderman *
---------------------------------------------     ---------------------------------------------
Robert C. Macauley                                David J. Olderman
Member of the Board of Directors                  Member of the Board of Directors

William B. Sparks, Jr. *
---------------------------------------------
William B. Sparks, Jr.
Member of the Board of Directors

                    [Signatures continued on the next page]

                          SIGNATURES     (concluded)
                          ----------

* The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Annual Report on Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Annual Report on Form 10-K.

By   /s/ Michael J. Gasser
     --------------------------------
     Michael J. Gasser
     Chairman of the Board of Directors and
      Chief Executive Officer

Each of the above signatures is affixed as of January 25, 2002.

SCHEDULE II
-----------


                                                      GREIF BROS. CORPORATION
                                                      -----------------------
                                                     AND SUBSIDIARY COMPANIES
                                                     ------------------------
                                    CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    -----------------------------------------------------------
                                                    (U.S. dollars in thousands)
                                                    ---------------------------

                                                         Balance at        Charged to                   Accounts     Balance at
                                                         Beginning         Costs and      Bad Debt      Written-       End of
Description                                              Of Period          Expenses     Recoveries      off           Period
-----------                                              ---------          --------     ----------     --------       ------
Year ended October 31, 1999:
  Reserves deducted from applicable assets:
  For doubtful items -- trade accounts receivables        $  2,218 (A)      $    898      $    173      $    833      $  2,456
  For doubtful items -- other notes and accounts
    receivable                                                 697               -0-           -0-           -0-           697
                                                          --------          --------      --------      --------      --------
  Total reserves deducted from applicable assets          $  2,915          $    898      $    173      $    833      $  3,153
                                                          ========          ========      ========      ========      ========

Year ended October 31, 2000:
  Reserves deducted from applicable assets:
  For doubtful items -- trade accounts receivables        $  2,456          $  2,223      $    -0-      $  2,386      $  2,293
  For doubtful items -- other notes and accounts
    receivable                                                 697               -0-           -0-           697           -0-
                                                          --------          --------      --------      --------      --------
  Total reserves deducted from applicable assets          $  3,153          $  2,223      $    -0-      $  3,083      $  2,293
                                                          ========          ========      ========      ========      ========

Year ended October 31, 2001:
  Reserves deducted from applicable assets:
  For doubtful items -- trade accounts receivables        $  9,860 (B)      $  3,500      $     28      $  2,792      $ 10,596
  For doubtful items -- other notes and accounts
    receivable                                                 613 (B)           246           -0-           -0-           859
                                                          --------          --------      --------      --------      --------
 Total reserves deducted from applicable assets           $ 10,473          $  3,746      $     28      $  2,792      $ 11,455
                                                          ========          ========      ========      ========      ========

(A) Excludes a $700,000 adjustment related to an amount guaranteed by Sonoco Products Company.
(B) Includes adjustments of $7,567,000 for trade accounts receivable and $613,000 for other notes and accounts receivable related to the Van Leer Industrial Packaging business acquired from Hutamaki Van Leer Oyj on March 2, 2001.

                                 EXHIBIT INDEX
                                 -------------

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
  No.          Description of Exhibit                         Previously Filed with SEC
-------        ----------------------                         ----------------------------------
3(a)           Amended and Restated Certificate of            Annual Report on Form 10-K for the
               Incorporation of Greif Bros. Corporation.      fiscal year ended October 31,
                                                              1997, File No. 1-566 (see Exhibit
                                                              3(a) therein).

3(b)           Amended and Restated By-Laws of Greif Bros.    Annual Report on Form 10-K for the
               Corporation.                                   fiscal year ended October 31,
                                                              1997, File No. 1-566 (see Exhibit
                                                              3(b) therein).

3(c)           Amendment to Amended and Restated By-Laws of   Annual Report on Form 10-K for the
               Greif Bros. Corporation.                       fiscal year ended October 31,
                                                              1998 File No. 1-566 (see Exhibit
                                                              3(c) therein).

10(a)*         Greif Bros. Corporation 1996 Directors Stock   Registration Statement on Form S-8,
               Option Plan.                                   File No. 333-26977 (see Exhibit
                                                              4(b) therein).

10(b)*         Greif Bros. Corporation Incentive Stock        Annual Report on Form 10-K for the
               Option Plan, as Amended and Restated.          fiscal year ended October 31, 1997,
                                                              File No. 1-566 (see Exhibit 10(b)
                                                              therein).

10(c)*         Greif Bros. Corporation Directors Deferred     Annual Report on Form 10-K for the
               Compensation Plan.                             fiscal year ended October 31, 1998
                                                              File No. 1-566 (see Exhibit 10(c)
                                                              therein).

10(d)*         Employment Agreement between Michael J.        Annual Report on Form 10-K for the
               Gasser and Greif Bros. Corporation.            fiscal year ended October 31, 1998,
                                                              File No. 1-566 (see Exhibit 10(d)
                                                              therein).

10(e)*         Employment Agreement between William B.        Annual Report on Form 10-K for the
               Sparks and Greif Bros. Corporation.            fiscal year ended October 31, 1998,
                                                              File No. 1-566 (see Exhibit 10(e)
                                                              therein).

10(f)*         Employment Agreement, as amended, between      Annual Report on Form 10-K for the
               Charles R. Chandler and Greif Bros.            fiscal year ended October 31, 1998,
               Corporation.                                   File No. 1-566 (see Exhibit 10(f)
                                                              therein).

-------------

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
  No.          Description of Exhibit                         Previously Filed with SEC
-------        ----------------------                         -----------------------------------
10(g)*         Employment Agreement, as amended, between      Annual Report on Form 10-K for the
               Joseph W. Reed and Greif Bros. Corporation.    fiscal year ended October 31, 1998,
                                                              File No. 1-566 (see Exhibit 10(g)
                                                              therein).

10(h)*         Supplemental Retirement Benefit Agreement.     Annual Report on Form 10-K for the
                                                              fiscal year ended October 31,
                                                              1999, File No. 1-566 (see Exhibit
                                                              10(i) therein).

10(i)          Share Purchase Agreement, dated October 27,    Current report of Form 8-K dated
               2000, as amended on January 5, 2001 and        March 15, 2001, File No. 1-566
               February 28, 2001 between Hutamaki Van Leer    (see Exhibit 2 therein).
               Oyj, as the seller and Greif Bros.
               Corporation as the buyer.

10(j)          $900 million Senior Secured Credit             Current report on Form 8-K dated
               Agreement, dated as of March 2, 2001, among    March 15, 2001, File No. 1-566
               Greif Bros. Corporation, as a U.S. Borrower,   (see Exhibit 99.2 therein).
               Greif Spain Holdings, S.L., as a Subsidiary
               Borrower, Merrill Lynch & Co., as a Sole
               Lead Arranger, Sole Book-Runner and
               Administrative Agent, Keybank National
               Association, as Syndication Agent, ABN AMRO
               Bank N.V., as Co-Documentation Agent,
               National City Bank, as Co-Documentation
               Agent, The Bank of Nova Scotia, as Paying
               Agent, and other financial institutions
               party hereto from time to time.

10(k)*         Greif Bros. Corporation 2001 Management        Definitive Proxy Statement on
               Equity Incentive and Compensation Plan.        Form DEF 14A dated January 26,
                                                              2001, File No. 001-00566 (see
                                                              Exhibit A therein).

-------------

                                                              If Incorporated by Reference,
Exhibit                                                       Document with which Exhibit was
  No.          Description of Exhibit                         Previously Filed with SEC
-------        ----------------------                         -----------------------------------
10(l)*         Greif Bros. Corporation 2000 Nonstatutory      Registration Statement on Form S-8,
               Stock Option Plan                              File No. 333-61058 (see Exhibit
                                                              4(c) therein).

10(m)          Audit Committee Charter                        Contained herein.

21             Subsidiaries of the Registrant                 Contained herein.

23             Consent of Ernst & Young LLP-Columbus, Ohio.   Contained herein.

24(a)          Powers of Attorney for Michael J. Gasser,      Annual Report on Form 10-K for the
               Charles R. Chandler, Michael H. Dempsey,       fiscal year ended October 31, 1997,
               Naomi C. Dempsey, Daniel J. Gunsett, Robert    File No. 1-566 (see Exhibit 24(a)
               C. Macauley, David J. Olderman and William     therein).
               B. Sparks, Jr.

24(b)          Power of Attorney for John C. Kane.            Annual Report on Form 10-K for the
                                                              fiscal year ended October 31, 1999,
                                                              File No. 1-566 (see Exhibit 24(b)
                                                              therein).

* Executive compensation plans and arrangements required to be filed pursuant to
  Item 601(b)(10) of Regulation S-K.