Form 10-Q
period 2002-01-31
GREIF BROTHERS CORP
filed 2002-03-15
CIK 43920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2002            Commission File Number  1-566
                      ----------------                                    -----

                             GREIF BROS. CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                       31-4388903
--------------------------------------------------------------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

            425 Winter Road, Delaware, Ohio                     43015
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

     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                  Class A Common Stock               10,529,776 shares
                  Class B Common Stock               11,802,859 shares

PART I. FINANCIAL INFORMATION
------------------------------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
              (U.S. dollars in thousands, except per share amounts)

                                                                                     Three months
                                                                                   ended January 31,
                                                                                  ------------------

                                                                                  2002          2001
                                                                                  ----          ----
Net sales                                                                      $365,190       $218,853
Gain on sale of timberland                                                        3,328         43,107
Other income, net                                                                 3,339          1,028
                                                                                -------       --------
                                                                                371,857        262,988
                                                                                -------        -------

Cost of products sold                                                           297,104        168,481
Selling, general and administrative expenses                                     56,908         32,419
Interest expense, net                                                            13,868          3,231
                                                                                -------        -------
                                                                                367,880        204,131
                                                                                -------        -------

    Income before income taxes, minority
     interest in income of consolidated subsidiaries
     and equity in earnings of affiliates                                         3,977         58,857

Income taxes                                                                      1,432         22,366
                                                                                -------        -------
    Income before minority interest in income of
     consolidated subsidiaries and equity in
     earnings of affiliates                                                       2,545         36,491

Minority interest in income of consolidated subsidiaries                           (252)            --
Equity in earnings of affiliates                                                  1,513          2,084
                                                                                -------        -------

    Net income                                                                 $  3,806        $38,575
                                                                                =======        =======


Basic earnings per share:
-------------------------
Class A Common Stock                                                           $   0.14        $  1.37
Class B Common Stock                                                           $   0.20        $  2.04

Diluted earnings per share:
---------------------------
Class A Common Stock                                                           $   0.14        $  1.36
Class B Common Stock                                                           $   0.20        $  2.04

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. dollars in thousands)

ASSETS

                                                                            January 31,    October 31,
                                                                                2002           2001
                                                                                ----           ----
                                                                            (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                $   25,804     $   29,720
    Trade accounts receivable - less allowance
     of $10,280 ($10,596 in 2001)                                               235,108        282,982
    Inventories                                                                 119,098        123,363
    Net assets held for sale                                                     11,045         12,530
    Deferred tax asset                                                            9,335          9,697
    Prepaid expenses and other                                                   47,876         51,112
                                                                             ----------     ----------
                                                                                448,266        509,404
                                                                             ----------     ----------
LONG-TERM ASSETS
    Goodwill - less amortization                                                233,802        236,623
    Other intangible assets                                                      32,033         33,179
    Investment in affiliates                                                    143,420        144,071
    Other long-term assets                                                       41,623         44,282
                                                                             ---------      ----------
                                                                                450,878        458,155
                                                                             ----------     ----------
PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                                           74,625         74,851
    Land                                                                         80,067         81,048
    Buildings                                                                   238,486        235,980
    Machinery and equipment                                                     699,063        689,637
    Capital projects in progress                                                 46,015         43,200
                                                                             ----------     ----------
                                                                              1,138,256      1,124,716
    Accumulated depreciation                                                   (343,368)      (315,879)
                                                                             ----------     ----------
                                                                                794,888        808,837
                                                                             ----------     ----------

                                                                             $1,694,032     $1,776,396
                                                                             ==========     ==========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                               January 31,         October 31,
                                                   2002                2001
                                                   ----                ----
                                               (Unaudited)

CURRENT LIABILITIES
    Accounts payable                            $   90,889          $  107,277
    Accrued payrolls and employee benefits          14,053              20,529
    Restructuring reserves                           9,636              15,109
    Short-term borrowings                           19,915              16,533
    Current portion of long-term debt               39,980              43,140
    Other current liabilities                       82,141              96,139
                                                ----------          ----------
                                                   256,614             298,727
                                                ----------          ----------
LONG-TERM LIABILITIES
    Long-term debt                                 625,905             654,374
    Deferred tax liability                         119,609             124,346
    Postretirement benefit liability                47,333              50,028
    Other long-term liabilities                     55,565              62,015
                                                ----------          ----------
                                                   848,412             890,763
                                                ----------          ----------

MINORITY INTEREST                                      811                 560
                                                ----------          ----------

SHAREHOLDERS' EQUITY
    Common stock, without par value                 10,739              10,446
    Treasury stock, at cost                        (59,395)            (58,812)
    Retained earnings                              671,888             671,917
    Accumulated other comprehensive loss
       - foreign currency translation              (23,572)            (21,378)
       - interest rate swaps                        (8,625)            (13,071)
       - minimum pension liability                  (2,840)             (2,756)
                                                ----------          ----------
                                                   588,195             586,346
                                                ----------          ----------

                                                $1,694,032          $1,776,396
                                                ==========          ==========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (UNAUDITED)
                                   -----------
                           (U.S. dollars in thousands)

For the three months ended January 31,                    2002        2001
                                                          ----        ----

Cash flows from operating activities:
    Net income                                          $  3,806     $ 38,575
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization          23,985       11,830
        Equity in earnings of affiliates, net of
          dividends received                                 784          785
        Minority interest in income of
          consolidated subsidiaries                          252           --
        Deferred income taxes                             (1,165)      18,842
        Gain on disposals of properties, plants and
          equipment                                       (4,838)     (43,621)
        Other, net                                        (7,377)      (2,270)
        Changes in current assets and liabilities         13,040       13,331
                                                        --------     --------
    Net cash provided by operating activities             28,487       37,472
                                                        --------     --------
Cash flows from investing activities:
    Purchases of properties, plants and equipment        (10,524)     (52,351)
    Proceeds on disposals of properties, plants and
      equipment                                            5,684       45,341
                                                        --------     --------
    Net cash used in investing activities                 (4,840)      (7,010)
                                                        --------     --------
Cash flows from financing activities:
    Payments on long-term debt                           (25,534)     (20,000)
    Proceeds from short-term borrowings                    3,820           --
    Dividends paid                                        (3,835)      (3,277)
    Acquisitions of treasury stock                          (612)        (117)
    Exercise of stock options                                322           --
                                                        --------     --------
    Net cash used in financing activities                (25,839)     (23,394)
                                                        --------     --------
Effects of exchange rates on cash                         (1,724)         616
                                                        --------     --------

Net (decrease) increase in cash and cash equivalents      (3,916)       7,684
Cash and cash equivalents at beginning of period          29,720       13,388
                                                        --------     --------

Cash and cash equivalents at end of period              $ 25,804     $ 21,072
                                                        ========     ========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                JANUARY 31, 2002
                                ----------------


NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

     The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2002 and October 31, 2001 and the consolidated statements of income and cash flows for the three-month periods ended January 31, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Annual Report on Form 10-K of Greif Bros. Corporation and its subsidiaries (collectively, the "Company").

     Certain prior year amounts, including shipping and handling costs in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," have been reclassified to conform to the 2002 presentation.

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

     As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. In addition, the Company paid $15.5 million in legal and professional fees related to the acquisition. The acquisition was funded by new long-term debt borrowed against a $900 million Senior Secured Credit Agreement.

     The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $643.6 million and $423.3 million, respectively. The allocation of the purchase price is based upon preliminary estimates of fair value. The actual allocation of the purchase price may differ from the preliminary allocation due to adjustments to the purchase price and refinements of the fair values of the net assets acquired.

Pro Forma Information
---------------------

     The following pro forma (unaudited) information for the three months ended January 31, 2001 assumes the Van Leer Industrial Packaging acquisition had occurred on November 1, 2000 (U.S. dollars in thousands, except per share amounts):

     Net sales                                            $437,802
     Net income                                           $ 30,068

     Basic earnings per share:
     -------------------------
     Class A Common Stock                                 $   1.07
     Class B Common Stock                                 $   1.59

     Diluted earnings per share:
     ---------------------------
     Class A Common Stock                                 $   1.06
     Class B Common Stock                                 $   1.59

     The above amounts reflect adjustments for interest expense related to the debt issued for the acquisition, amortization of goodwill and intangible assets, and depreciation expense on the revalued properties, plants and equipment. The pro forma amounts do not include anticipated synergies from the acquisition, nor do they include the anticipated savings associated with the consolidation activities of Van Leer Industrial Packaging and the Company's locations existing prior to the acquisition date.

     The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transactions occurred on November 1, 2000, nor is it indicative of the Company's future results.

NOTE 3 -- RESTRUCTURING RESERVES
--------------------------------

     During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants were identified to be closed. The plants are located in North America. In addition, certain redundant administrative functions are being eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of

$11.5 million, consisting of $8.0 million in employee separation costs (approximately 300 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company is in the process of selling these six owned facilities. The Company expects to substantially complete these restructuring activities during the first half of 2002. Subsequent to the recognition of the restructuring charge, the Company has and will continue to recognize expense related to additional costs to relocate machinery and equipment and employees upon the closure of these plants. The amounts charged against this restructuring reserve during the period ended January 31, 2002 are as follows (U.S. dollars in thousands):

                                 Balance at             Balance at
                                  10/31/01   Activity    1/31/02
                                 ----------  --------   ----------
Cash charges:
-------------
Employee separation costs        $ 3,991     $ (2,639)  $ 1,352

Cash and non-cash charges:
--------------------------
Other exit costs                     312            0       312
                                 -------     --------   -------

                                 $ 4,303     $ (2,639)  $ 1,664
                                 =======     ========   =======

         As of January 31, 2002, there were a total of 182 employees that had been terminated and provided severance benefits under this restructuring plan.

         In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition have been or will be closed. Four of these facilities are Company-owned and one is leased. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have or will be eliminated. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $16.5 million in employee separation costs (approximately 300 employees), $0.9 million in lease termination costs and $2.3 million in other exit costs. The Company is in the process of selling these four Company-owned facilities. The lease is being terminated on the remaining facility. The amounts charged against this restructuring reserve during the period ended January 31, 2002 are as follows (U.S. dollars in thousands):

                                 Balance at             Balance at
                                  10/31/01   Activity    1/31/02
                                 ----------  --------   ---------
Cash charges:
-------------
Employee separation costs        $ 9,518     $ (2,712)  $ 6,806

Cash and non-cash charges:
--------------------------
Other exit costs                   1,288         (122)    1,166
                                 -------     --------   -------

                                 $10,806     $ (2,834)  $ 7,972
                                 =======     ========   =======

         As of January 31, 2002, there were a total of 188 employees that had been terminated and provided severance benefits under this restructuring plan.

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

Purchase of Timber Properties
-----------------------------

         In December 2000, the Company purchased certain softwood timberland for $42.8 million. In a related agreement, the Company purchased other softwood timberland for $43.1 million in March 2001.

         A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

NOTE 5 -- NET ASSETS HELD FOR SALE
----------------------------------

         Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of January 31, 2002, there were 12 facilities held for sale. The net assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales within the upcoming year.

NOTE 6 -- INVESTMENT IN AFFILIATES
----------------------------------

         The Company has investments in CorrChoice, Inc. (63.24%), Abzac-Greif (49%), Socer-Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) which are accounted for on the equity method. The Company's share of earnings of these affiliates is included in income as earned. In the first quarter of 2002, the Company received dividends from affiliates of $2.3 million.

         The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $4.7 million at January 31, 2002 is being amortized over a 15 year period.

         The summarized unaudited financial information below represents the combined results of the Company's unconsolidated affiliates (U.S. dollars in thousands):

                                      Three months
                                    ended January 31,
                                    -----------------
                                    2002        2001
                                    ----        ----

Net sales                          $58,196    $69,565
Gross profit                       $ 7,159    $10,067
Net income                         $ 2,912    $ 3,976

NOTE 7 - FINANCIAL INSTRUMENTS
------------------------------

         The Company had interest rate swap agreements with an aggregate notional amount of $295 million and EUR 65 million at January 31, 2002 with various maturities through 2008. Under these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.44% over the life of the contracts. At January 31, 2002, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $13.5 million ($8.6 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income (loss).

         At January 31, 2002, the Company had outstanding foreign currency forward contracts in the notional amount of $42.8 million. The fair value of these contracts at January 31, 2002 resulted in a gain of $0.1 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

NOTE 8 -- CAPITAL STOCK
------------------------

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

         The following table summarizes the Company's Class A and Class B common and treasury shares at the specified dates:

                                      Authorized         Issued        Outstanding        Treasury
                                        Shares           Shares           Shares           Shares
                                        ------           ------           ------           ------

January 31, 2002:
-----------------
Class A Common Stock                  32,000,000       21,140,960       10,529,776       10,611,184
Class B Common Stock                  17,280,000       17,280,000       11,802,859        5,477,141

October 31, 2001:
-----------------
Class A Common Stock                  32,000,000       21,140,960       10,516,196       10,624,764
Class B Common Stock                  17,280,000       17,280,000       11,822,859        5,457,141

NOTE 9 -- DIVIDENDS PER SHARE
-----------------------------

         The following dividends per share were paid during the period indicated:

                                       Three months
                                     ended January 31,
                                     -----------------
                                     2002        2001
                                     ----        ----

Class A Common Stock                $0.14        $0.12
Class B Common Stock                $0.20        $0.17

NOTE 10 -- CALCULATION OF EARNINGS PER SHARE
--------------------------------------------

         The Company has two classes of common stock and, as such, applies the "two-class method" of computing earnings per share as prescribed in Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with the statement, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.

     The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

                                                       Three months
                                                     ended January 31,
                                                     -----------------
                                                   2002             2001
                                                   ----             ----
Class A Common Stock:
---------------------
Basic shares                                    10,520,027       10,523,196
Assumed conversion of stock options                 44,026           29,527
                                                ----------       ----------

Diluted shares                                  10,564,053       10,552,723
                                                ==========       ==========
Class B Common Stock:
---------------------
Basic and diluted shares                        11,815,974       11,846,778
                                                ==========       ==========

     There were 646,290 stock options that were antidilutive for the three-month period ended January 31, 2002 (797,634 for the three-month period ended January 31, 2001).

NOTE 11 -- COMPREHENSIVE INCOME
-------------------------------

     Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income, net of tax, are as follows (U.S. dollars in thousands):

                                                       Three months
                                                     ended January 31,
                                                     -----------------
                                                    2002           2001
                                                    ----           ----

Net income                                        $ 3,806        $38,575
Other comprehensive income (loss):
  Foreign currency translation adjustment          (2,194)           791
  Change in market value of interest rate
     swaps, net of tax                              4,446         (3,016)
  Minimum pension liability adjustment,
     net of tax                                       (84)            --
                                                  -------        -------
Comprehensive income                              $ 5,974        $36,350
                                                  =======        =======

NOTE 12 -- BUSINESS SEGMENT INFORMATION
---------------------------------------

     The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

     The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA"). The accounting policies of the reportable segments are the same as those described in the "Description of Business and Summary of Significant Accounting Policies" note in the 2001 Annual Report on Form 10-K except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level in the United States.

     Corporate and other includes the unallocated costs associated with the Company's corporate headquarters, the Company's long-term debt and other non-segment items. During 2002, the Company changed its method for allocating corporate and other costs to its segments. All prior period information has been restated to conform to the current period presentation.

     The following segment information is presented for the periods indicated (U.S. dollars in thousands):

                                                       Three months
                                                     ended January 31,
                                                     -----------------
                                                    2002          2001
                                                    ----          ----

Net sales:
----------
Industrial shipping containers                    $278,700      $109,757
Containerboard & corrugated products                76,318       101,679
Timber                                              10,172         7,417
                                                  --------      --------

  Total                                           $365,190      $218,853
                                                  ========      ========

EBITDA:
-------
Industrial shipping containers                    $ 19,361      $  4,894
Containerboard & corrugated products                10,922        21,161
Timber                                              12,195        49,331
                                                  --------      --------

  Total segment                                     42,478        75,386
Corporate and other                                 (1,677)       (1,468)
                                                  --------      --------

  Total EBITDA                                      40,801        73,918
Depreciation, depletion and amortization           (23,985)      (11,830)
Interest expense, net                              (13,868)       (3,231)
Foreign currency                                     1,029            --
                                                  --------      --------

Income before income taxes, minority interest
  in income of consolidated subsidiaries and
  equity in earnings of affiliates                $  3,977      $ 58,857
                                                  ========      ========

                                                       Three months
                                                     ended January 31,
                                                     -----------------
                                                    2002           2001
                                                    ----           ----
Depreciation, depletion and amortization:
-----------------------------------------
Industrial shipping containers                  $   15,768     $    5,305
Containerboard & corrugated products                 5,650          5,658
Timber                                                 934            172
                                                ----------     ----------

  Total segment                                     22,352         11,135
Corporate and other                                  1,633            695
                                                ----------     ----------

  Total                                         $   23,985     $   11,830
                                                ==========     ==========

                                                 January 31,    October 31,
                                                    2002           2001
                                                    ----           ----

Total assets:
-------------
Industrial shipping containers                  $1,054,548     $1,132,616
Containerboard & corrugated products               323,097        345,155
Timber                                             107,012        104,105
                                                ----------     ----------

  Total segment                                  1,484,657      1,581,876
Corporate and other                                209,375        194,520
                                                ----------     ----------

  Total                                         $1,694,032     $1,776,396
                                                ==========     ==========

     The following table presents net sales to external customers by geographic area (U.S. dollars in thousands):

                                                       Three months
                                                     ended January 31,
                                                     -----------------
                                                    2002           2001
                                                    ----           ----

North America                                   $  225,674     $  218,853
Europe                                              88,609             --
Other                                               50,907             --
                                                ----------     ----------

    Total                                       $  365,190     $  218,853
                                                ==========     ==========

     The following table presents total assets by geographic area (U.S. dollars in thousands):

                                                 January 31,    October 31,
                                                    2002           2001
                                                    ----           ----

North America                                   $1,236,477     $1,263,260
Europe                                             308,394        327,077
Other                                              149,161        186,059
                                                ----------     ----------

    Total                                       $1,694,032     $1,776,396
                                                ==========     ==========

NOTE 13 -- RECENT ACCOUNTING STANDARDS
--------------------------------------

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are required for fiscal years beginning after December 15, 2001. As such, the Company will adopt SFAS No. 142 at the beginning of its 2003 fiscal year.

     The application of the non-amortization provisions of SFAS No. 142 will increase net income of the Company upon adoption. Amortization expense related to the Company's goodwill was $2.9 million for the quarter ended January 31, 2002. The ultimate effect of the non-amortization provisions of SFAS No. 142 is subject to finalization of the allocation of the purchase price for the Van Leer Industrial Packaging acquisition (see Note 2) including further evaluation of all intangible assets in relation to the provisions of SFAS No. 142.

     At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

CRITICAL ACCOUNTING POLICIES

     The critical accounting policies of the Company are revenue recognition, income taxes, inventories, properties, plants and equipment, goodwill and other intangible assets, derivative financial instruments, foreign currency translation, and environmental cleanup costs. These policies are more fully described in Note 1 of Item 8 of the Company's most recent Form 10-K.

     Accounting principles generally accepted in the United States require management to make certain estimates and assumptions that affect the financial statements, the most significant of which are related to the allowance for doubtful accounts, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, postretirement benefits, income taxes, and contingencies. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

     The following comparative information is presented for the three-month periods ended January 31, 2002 and 2001. Historically, revenues and earnings may or may not be representative of future operating results due to various economic factors.

     On March 2, 2001, the Company acquired Van Leer Industrial Packaging. Van Leer Industrial Packaging is a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries. The results of the Van Leer Industrial Packaging operations are included in the consolidated financial statements for the three-month period ended January 31, 2002 and not included for the three-month period ended January 31, 2001.

Overview
--------

     The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

     Net sales increased 66.9% to $365.2 million, including $139.5 million of net sales from outside of North America, in the first quarter of 2002 from $218.9 million in the first quarter of 2001. The $6.8 million increase in net sales for the North American region was due to the Industrial Shipping Containers segment ($29.4 million) and the Timber segment ($2.8 million), which was partially offset by lower net sales in the Containerboard & Corrugated Products segment ($25.4 million). The higher net sales in the North American operations of the Industrial Shipping Containers segment, as well as the higher net sales outside of North America, was primarily due to the inclusion of additional sales volume from the Van Leer Industrial Packaging acquisition.

     Earnings before interest, income taxes, depreciation, depletion and amortization ("EBITDA") was $40.8 million for the first quarter of this year compared to $73.9 million for the same period last year. The $33.1 million decrease is attributable to lower gains on the sale of timberland ($40.0 million) and Containerboard & Corrugated Products ($10.2 million), which was partially offset by the inclusion of Van Leer Industrial Packaging and higher timber sales.

Segment Review
--------------

Industrial Shipping Containers

     The Industrial Shipping Containers segment had an increase in net sales of $168.9 million, or 153.9%, as compared to the same period last year, primarily due to the inclusion of $139.5 million of net sales outside of North America resulting from the acquisition of Van Leer Industrial Packaging. Net sales in North America increased $29.4 million due to additional sales volume from Van Leer Industrial Packaging during the three months ended January 31, 2002. A decrease in customer demand, particularly in the chemical industry, caused by weakness in their businesses partially offset this increase in net sales.

     The EBITDA for Industrial Shipping Containers improved to $19.4 million for the first quarter of 2002 from $4.9 million for the first quarter of 2001. The primary reason for this increase related to $13.1 million in EBITDA from outside North America.

Containerboard & Corrugated Products

     The Containerboard & Corrugated Products segment had a decrease in net sales of $25.4 million, or 24.9%, as compared to the same period last year. This reduction in net sales was caused by lower customer demand, consistent with the industry, for corrugated containers and containerboard due to continued weakness in the U.S. economy. Lower average sales price for linerboard and medium also affected net sales during the first quarter of 2002 as compared to the first quarter of 2001.

     The EBITDA for this segment decreased to $10.9 million for the three-month period ended January 31, 2002 versus $21.2 million for the same period last year. Lower raw material prices, especially for old corrugated containers, a higher containerboard integration percentage and improved operating efficiencies partially offset the decline caused by lower net sales for this segment.

Timber

     Net sales of the Timber segment increased $2.8 million from $7.4 million during the first quarter of 2001 to $10.2 million during the first quarter of 2002. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions.

     The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $3.3 million for the three months ended January 31, 2002 as compared to $43.1 million for the comparable period last year (see "Timberland Transactions" below).

     The EBITDA for the first quarter of 2002 was $12.2 million versus $49.3 million for the first quarter of 2002, was primarily as a result of the significant gain on sale of timberland in the prior period partially offset by higher timber sales.

Other Income Statement Changes
------------------------------

Gain on Sale of Timberland

     Gain on sale of timberland decreased $40.0 million in the current quarter as compared to the previous period primarily due to the timber property sales described in the "Timberland Transactions" section below.

Other Income, Net

     Net other income increased $2.3 million during the first quarter of 2002 versus the same quarter last year. The change in other income is primarily due to additional gains on the sale of facilities.

Cost of Products Sold

     The cost of products sold, as a percentage of net sales, increased from 77.0% in the first quarter of 2001 to 81.4% in the first quarter of 2002. The increase was primarily due to the inclusion of Van Leer Industrial Packaging, which has contributed to a higher cost of products sold as a percentage of net sales due to lower gross margins than some of the Company's other products. This increase was partially offset by lower raw material costs in the Industrial Shipping Containers and Containerboard & Corrugated Products segments and higher Timber segment sales, which have a very low cost associated with them.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") increased to $56.9 million (15.6% of net sales) in the first quarter of 2002 as compared to $32.4 million (14.8% of net sales) in the previous period. The $24.5 million increase was primarily due to additional SG&A related to Van Leer Industrial Packaging. In addition, there was $2.0 million of amortization expense related to the goodwill and other intangible assets from the acquisition of Van Leer Industrial Packaging during the three months ended January 31, 2002.

Interest Expense, Net

     Net interest expense during the three-month period ended January 31, 2002 increased to $13.9 million from $3.2 million in the first quarter of 2001. The increase was primarily due to higher average net debt outstanding of $672.2 million during the first quarter of 2002, which was primarily the result of the debt incurred in connection with the Van Leer Industrial Packaging acquisition, as compared to $207.8 million during the same period last year.

Income Taxes

     During the first quarter of 2002, the effective tax rate dropped to 36.0% as compared to 38.0% in the 2001 first quarter as a result of the change in the mix of income outside of North America.

Minority Interest in Income of Consolidated Subsidiaries

     As part of the Van Leer Industrial Packaging acquisition, the Company acquired majority holdings in nine companies. These companies have been included in the consolidated results during the three months ended January 31, 2002, and the minority interest of other persons in the respective net income of these companies has been eliminated.

Equity in Earnings of Affiliates

     Equity in earnings of affiliates was $1.5 million for the current quarter versus $2.1 million in the 2001 quarter. This income represents the Company's equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, the Company's share of Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 6 to the Consolidated Financial Statements contained in Item I of this Form 10-Q).

Net Income and Earnings Per Share

     Based on the foregoing, net income decreased $34.8 million, or 90.1%, to $3.8 million in the three-month period ended January 31, 2002 from $38.6 million in the same period last year. Diluted earnings per share were $0.14 and $0.20 for the Class A and Class B Common Stock, respectively, in the first quarter of 2002 compared with $1.36 and $2.04 for the Class A and Class B Common Stock, respectively, in the first quarter of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         As indicated in the Consolidated Financial Statements and discussed in greater detail in the most recent Annual Report on Form 10-K, the Company is dedicated to maintaining a strong financial position. It is management's belief that this dedication is extremely important during all economic times.

         As discussed in the 2001 Annual Report on Form 10-K, the Company is subject to the economic conditions of the market in which it operates. During this period, the Company has been able to utilize its financial strength to meet its continued business needs.

         The current ratio of 1.7:1 as of January 31, 2002 is an indication of the Company's continued dedication to strong liquidity.

Investments in Business Expansion
---------------------------------

         Capital expenditures were $10.5 million during the three months ended January 31, 2002.

Balance Sheet Changes
---------------------

         Trade accounts receivable were 17% lower at January 31, 2002 as compared to October 31, 2001 primarily due to 18% lower net sales in the first quarter of 2002 compared to net sales for the fourth quarter of 2001.

         Accounts payable were 15% lower at January 31, 2002 as compared to October 31, 2001 primarily due to 15% lower cost of products sold in the first quarter of 2002 compared to the fourth quarter of 2001.

         Accrued payrolls and employee benefits were lower at January 31, 2002 due to the timing of the annual bonus payment, which was accrued at October 31, 2001 and paid during the first quarter of 2002.

         The reduction in the restructuring reserves was due to the costs incurred during the first quarter related to the 2001 consolidation plan (see
Note 3 to the Consolidated Financial Statements contained in Item I of this Form 10-Q).

         The reduction in long-term debt was due to the repayment of amounts borrowed under the Company's Senior Secured Credit Agreement.

         The decrease in other long-term liabilities was primarily due to a lower liability related to the Company's swap contracts on its debt (see Note 7 to the Consolidated Financial Statements contained in Item I of this Form 10-Q).

Borrowing Arrangements
----------------------

         On March 2, 2001, the Company and Greif Spain Holdings, S.L. entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. At January 31, 2002, there was $100 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

         The Term Loan A (both U.S. Dollar and Euro) and Term Loan B periodically reduce through the maturity date of February 28, 2006 and February 29, 2008, respectively. The Company is required to pay 50% of its "excess cash flows," as defined in the Senior Secured Credit Agreement, a copy of which is filed as Exhibit 10(j) to the Form 10-K for the year ended October 31, 2001. The revolving multicurrency credit facility matures on February 28, 2006. The Company is required to pay a facility fee each quarter equal to 0.375% to 0.500% of the total commitment amount based upon the Company's leverage ratio. Interest is based on a LIBOR rate or an alternative base rate plus a calculated margin amount and resets on a periodic basis.

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

Contractual Obligations
-----------------------

         As of January 31, 2002, the Company had the following contractual obligations (U.S. dollars in millions):


                                                         Payments Due By Period
                                                         ----------------------
                                     Total       Less than 1 year       1-3 years      4-5 years      After 5 years
                                     -----       ----------------       ---------      ---------      -------------
Long-term debt                        $666             $40                $129           $144             $353

Short-term borrowings                   20              20                  --             --               --
Non-cancelable
   operating leases                     47               9                  18              8               12
                                      ----             ---                ----           ----             ----

Total contractual cash
   obligations                        $733             $69                $147           $152             $365
                                      ====             ===                ====           ====             ====

Share Repurchase Program
------------------------

         In February 1999, the Board of Directors of the Company authorized a one million-share stock repurchase program. During the first quarter of 2002, the Company repurchased 20,000 Class B common shares. As of January 31, 2002, the Company had repurchased 614,410 shares, including 415,476 Class A common shares and 198,934 Class B common shares. The total cost of the shares repurchased during 1999 through the end of first quarter 2002 was $18 million.

Other Liquidity Matters
-----------------------

         During 1997, the Company embarked on a program to implement a new management information system. The purpose of the new management information system is to focus on using information technology to link operations in order to become a low-cost producer and more effectively service the Company's customers. The ultimate cost of this project is dependent upon management's final determination of the locations, timing and extent of integration of the new management information system. As of January 31, 2002, the Company has spent approximately $33 million towards this project. At this time, the finance module is complete and the manufacturing and sales modules are being implemented. As such, amortization has begun on approximately $30 million of this amount. The capitalized costs of the project are being amortized on a straight-line basis over seven years.

         In addition to the new management information system, as described above, the Company has approved future purchases of approximately $26 million. These purchases are primarily to replace and improve equipment.

         Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. The Company anticipates financing future capital expenditures in a like manner and believes that it will have adequate funds available for planned expenditures.

EFFECTS OF INFLATION
--------------------

         The effects of inflation did not have a material impact on the Company's operations.

RECENT ACCOUNTING STANDARDS
---------------------------

         The recent accounting standards that could potentially affect the Company are described in Note 13 to the Consolidated Financial Statements contained in Item I of this Form 10-Q.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

      Some of the information in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those projected. Such risks and uncertainties that might cause a difference include, but are not limited to, changes in general business and economic conditions, the relative strength of the U.S. dollar compared to other foreign currencies, competition, capacity levels and competitive pricing pressures in the containerboard market, litigation or claims against the Company pertaining to environmental, product liability and safety and health matters, risks associated with the Company's acquisition strategy, in particular the Company's ability to locate and acquire other businesses, the Company's ability to integrate its newly acquired operations effectively with its existing businesses, the Company's ability to achieve improved operating efficiencies and capabilities sufficient to offset consolidation expenses, the frequency and volume of sales of the Company's timber and timberland, and the deviation of actual results from the estimates and/or assumptions used by management in the application of the Company's significant accounting policies. These and other risks and uncertainties that could materially affect the financial results of the Company are further discussed in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended October 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

      There has not been a significant change in the quantitative and qualitative disclosures about the Company's market risk from the disclosures contained in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      (a.) The Company held its Annual Meeting of Stockholders on February 25, 2002.

      (b.) At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors. The inspectors of election certified the following vote tabulations:

                                                  For             Withheld
                                                  ---             --------
             Charles R. Chandler              11,380,910             100
             Michael H. Dempsey               11,375,610           5,400
             Naomi C. Dempsey                 11,375,610           5,400
             Michael J. Gasser                11,374,635           6,375
             Daniel J. Gunsett                11,380,910             100
             John C. Kane                     11,380,910             100
             Robert C. Macauley               11,380,910             100
             David J. Olderman                11,380,910             100
             William B. Sparks, Jr.           11,379,710           1,300

      (c.) The Company's Long-Term Incentive Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

                        For                   Against              Abstain
                        ---                   -------              -------
                     11,343,682                18,074              19,254

      (d.) The material terms of the performance goals under the Company's Performance-Based Incentive Compensation Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

                        For                   Against              Abstain
                        ---                   -------              -------
                     11,308,022                55,334              17,654


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (b.)   Reports on Form 8-K.

                  No events occurred requiring a Form 8-K to be filed during the first quarter of 2002.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           Greif Bros. Corporation
                                           -------------------------------------
                                           (Registrant)

Date:  March 15, 2002                     /s/ Joseph W. Reed
       -----------------------             -------------------------------------
                                           Joseph W. Reed
                                           Chief Financial Officer and Secretary
                                           (Duly Authorized Signatory)