Form 10-Q
period 2002-04-30
GREIF BROTHERS CORP
filed 2002-06-12
CIK 43920

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
                               --------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------    --------

Commission File Number  1-566
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

                  Class A Common Stock               10,572,866 shares
                  Class B Common Stock               11,792,859 shares

================================================================================

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------
              (U.S. dollars in thousands, except per share amounts)

                                                                         Three months ended             Six months ended
                                                                               April 30,                    April 30,
                                                                       ------------------------     -------------------------
                                                                          2002           2001          2002            2001
                                                                          ----           ----          ----            ----
Net sales                                                              $ 396,913      $ 356,628      $ 762,103      $ 575,481
Gain on sale of timberland                                                 5,222         35,152          8,550         78,259
Other income, net                                                            698            986          4,037          2,014
                                                                       ---------      ---------      ---------      ---------
                                                                         402,833        392,766        774,690        655,754
                                                                       ---------      ---------      ---------      ---------

Cost of products sold                                                    315,594        289,657        612,698        458,138
Selling, general and administrative expenses                              66,275         49,080        123,183         81,499
Restructuring charge                                                          --         11,534             --         11,534
Interest expense, net                                                     13,227          8,987         27,095         12,218
                                                                       ---------      ---------      ---------      ---------
                                                                         395,096        359,258        762,976        563,389
                                                                       ---------      ---------      ---------      ---------
    Income before income taxes, minority
     interest in income of consolidated
     subsidiaries and equity in earnings of
     affiliates                                                            7,737         33,508         11,714         92,365

Income taxes                                                               2,785         12,662          4,217         35,028
                                                                       ---------      ---------      ---------      ---------
    Income before minority interest in income of
     consolidated subsidiaries and equity in
     earnings of affiliates                                                4,952         20,846          7,497         57,337

Minority interest in income of consolidated
   subsidiaries                                                             (215)          (134)          (467)          (134)
Equity in earnings of affiliates                                           2,179          2,246          3,692          4,330
                                                                       ---------      ---------      ---------      ---------

    Net income                                                         $   6,916      $  22,958      $  10,722      $  61,533
                                                                       =========      =========      =========      =========


Basic earnings per share:
-------------------------
Class A Common Stock                                                   $    0.24      $    0.81      $    0.38      $    2.18
Class B Common Stock                                                   $    0.37      $    1.22      $    0.57      $    3.26

Diluted earnings per share:
---------------------------
Class A Common Stock                                                   $    0.24      $    0.81      $    0.38      $    2.17
Class B Common Stock                                                   $    0.37      $    1.22      $    0.57      $    3.26


See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. dollars in thousands)

ASSETS

                                                     April 30,     October 31,
                                                        2002           2001
                                                    -----------    -----------
                                                    (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                       $    51,818    $    29,720
    Trade accounts receivable - less allowance
      of $11,529 ($10,596 in 2001)                      247,094        282,982
    Inventories                                         116,958        123,363
    Net assets held for sale                              7,628         12,530
    Deferred tax asset                                    9,725          9,697
    Prepaid expenses and other                           45,163         51,112
                                                    -----------    -----------
                                                        478,386        509,404
                                                    -----------    -----------
LONG-TERM ASSETS
    Goodwill - less amortization                        237,762        236,623
    Other intangible assets                              31,025         33,179
    Investment in affiliates                            144,211        144,071
    Other long-term assets                               35,626         44,282
                                                    -----------    -----------
                                                        448,624        458,155
                                                    -----------    -----------
PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                   75,377         74,851
    Land                                                 81,694         81,048
    Buildings                                           241,227        235,980
    Machinery and equipment                             709,536        689,637
    Capital projects in progress                         34,438         43,200
                                                    -----------    -----------
                                                      1,142,272      1,124,716
    Accumulated depreciation                           (350,889)      (315,879)
                                                    -----------    -----------
                                                        791,383        808,837
                                                    -----------    -----------

                                                    $ 1,718,393    $ 1,776,396
                                                    ===========    ===========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                           (U.S. dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 April 30,      October 31,
                                                    2002           2001
                                                 ---------      ---------
                                                (Unaudited)

CURRENT LIABILITIES
    Accounts payable                            $  112,464     $  107,277
    Accrued payrolls and employee benefits          18,521         20,529
    Restructuring reserves                           4,751         15,109
    Short-term borrowings                           21,044         16,533
    Current portion of long-term debt               46,015         43,140
    Other current liabilities                      108,735         96,139
                                                ----------      ---------
                                                   311,530        298,727
                                                ----------      ---------
LONG-TERM LIABILITIES
    Long-term debt                                 598,519        654,374
    Deferred tax liability                         115,605        124,346
    Postretirement benefit liability                47,982         50,028
    Other long-term liabilities                     51,324         62,015
                                                ----------      ---------
                                                   813,430        890,763
                                                ----------      ---------
MINORITY INTEREST                                    1,012            560
                                                ----------      ---------
SHAREHOLDERS' EQUITY
    Common stock, without par value                 11,761         10,446
    Treasury stock, at cost                        (59,638)       (58,812)
    Retained earnings                              674,854        671,917
    Accumulated other comprehensive loss
     -  foreign currency translation               (24,168)       (21,378)
     -  interest rate swaps                         (7,548)       (13,071)
     -  minimum pension liability                   (2,840)        (2,756)
                                                ----------     ----------
                                                   592,421        586,346
                                                ----------     ----------

                                                $1,718,393     $1,776,396
                                                ==========     ==========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                           (U.S. dollars in thousands)

For the six months ended April 30,                             2002           2001
                                                            ---------      ---------
Cash flows from operating activities:
    Net income                                              $  10,722      $  61,533
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization               48,593         34,012
        Equity in earnings of affiliates, net of
           dividends received                                  (1,395)        (1,461)
        Minority interest in income of
           consolidated subsidiaries                              467            134
        Deferred income taxes                                  (4,953)        25,045
        Gain on disposals of properties, plants and
           equipment                                          (11,970)       (78,661)
        Other, net                                             (7,040)       (31,516)
        Changes in current assets and liabilities              53,661         38,897
                                                            ---------      ---------
    Net cash provided by operating activities                  88,085         47,983
                                                            ---------      ---------

Cash flows from investing activities:
    Acquisition of business, net of cash                           --       (310,197)
    Purchases of properties, plants and equipment             (25,259)      (103,194)
    Proceeds on disposals of properties, plants and
      equipment                                                17,317         82,799
                                                            ---------      ---------
    Net cash used in investing activities                      (7,942)      (330,592)
                                                            ---------      ---------

Cash flows from financing activities:
    Proceeds from long-term debt                                   --        760,000
    Payments on long-term debt                                (52,954)      (394,510)
    Proceeds from (payments on) short-term borrowings           4,581         (1,999)
    Dividends paid                                             (7,787)        (7,237)
    Acquisitions of treasury stock                               (948)          (117)
    Exercise of stock options                                   1,435             --
                                                            ---------      ---------
    Net cash (used in) provided by financing activities       (55,673)       356,137
                                                            ---------      ---------

Effects of exchange rates on cash                              (2,372)       (10,304)
                                                            ---------      ---------

Net increase in cash and cash equivalents                      22,098         63,224
Cash and cash equivalents at beginning of period               29,720         13,388
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $  51,818      $  76,612
                                                            =========      =========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                ------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 APRIL 30, 2002
                                 --------------

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2002 and October 31, 2001 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

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

NOTE 2 -- VAN LEER INDUSTRIAL PACKAGING ACQUISITION
---------------------------------------------------

         On March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation ("Huhtamaki"), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries.

         As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) as of the closing date. In addition, the Company paid $15.8 million in legal and professional fees related to the acquisition. The acquisition was funded by new long-term debt borrowed against a $900 million Senior Secured Credit Agreement.

         The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $636.8 million and $423.3 million, respectively.

Pro Forma Information
---------------------

         The following pro forma (unaudited) information for the six months ended April 30, 2001 assumes the Van Leer Industrial Packaging acquisition had occurred on November 1, 2000 (U.S. dollars in thousands, except per share amounts):

         Net sales                                      $866,736
         Net income                                     $ 45,564

         Basic and diluted earnings per share:
         ------------------------------------
         Class A Common Stock                           $   1.61
         Class B Common Stock                           $   2.41


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

NOTE 3 -- RESTRUCTURING RESERVES
--------------------------------

         During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants were identified to be closed. The plants are located in North America. In addition, certain redundant administrative functions were identified to be eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 250 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company has sold or is in the process of selling these six owned facilities. The Company expects to complete these restructuring activities during 2002. Subsequent to the recognition of the restructuring charge, the Company has and will continue to recognize expense related to additional costs to relocate machinery and equipment and employees upon the closure of these plants. The amounts charged against this restructuring reserve during the period ended April 30, 2002 are as follows (U.S. dollars in thousands):

                               Balance at                     Balance at
                                10/31/01        Activity       4/30/02
                                --------        --------       -------
Cash charges:
------------
Employee separation costs        $ 3,991        $(3,110)       $   881

Cash and non-cash charges:
-------------------------
Other exit costs                     312             --            312
                                 -------        -------        -------

                                 $ 4,303        $(3,110)       $ 1,193
                                 =======        =======        =======

         As of April 30, 2002, there were a total of 188 employees that had been terminated and provided severance benefits under this restructuring plan.

         In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition have been or will be closed. Four of these facilities are Company-owned and one is leased. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have been or will be eliminated. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $16.5 million in employee separation costs (approximately 300 employees), $0.9 million in lease termination costs and $2.3 million in other exit costs. The Company has sold or is in the process of selling these four Company-owned facilities. The lease is being terminated on the remaining facility. The amounts charged against this restructuring reserve during the period ended April 30, 2002 are as follows (U.S. dollars in thousands):

                                Balance at                       Balance at
                                 10/31/01        Activity         4/30/02
                                 --------        --------         -------
Cash charges:
------------
Employee separation costs        $  9,518        $ (6,749)       $  2,769

Cash and non-cash charges:
-------------------------
Other exit costs                    1,288            (499)            789
                                 --------        --------        --------

                                 $ 10,806        $ (7,248)       $  3,558
                                 ========        ========        ========

         As of April 30, 2002, there were a total of 194 employees that had been terminated and provided severance benefits under this restructuring plan.

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

NOTE 5 -- NET ASSETS HELD FOR SALE
----------------------------------

         Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of April 30, 2002, there were nine facilities held for sale. The net assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales within the upcoming year.

NOTE 6 -- INVESTMENT IN AFFILIATES
----------------------------------

         The Company has investments in CorrChoice, Inc. (63.24%), Socer-Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) which are accounted for on the equity method. The Company's investment in Abzac-Greif (49.0%) was sold for approximately $2.0 million, with a gain of $0.1 million, during the second quarter of 2002. The Company's share of earnings of these affiliates is included in income as earned. In the first half of 2002, the Company received dividends from affiliates of $2.3 million.

         The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $4.6 million at April 30, 2002 is being amortized over a 15-year period.

         The summarized unaudited financial information below represents the combined results of the Company's unconsolidated affiliates (U.S. dollars in thousands):

                              Three months                   Six months
                             ended April 30,               ended April 30,
                             ---------------               ---------------
                           2002           2001           2002           2001
                           ----           ----           ----           ----

Net sales                 $58,825        $71,353       $117,022       $140,918
Gross profit              $12,396        $10,279       $ 19,554       $ 20,346
Net income                $ 4,019        $ 4,328       $  6,930       $  8,304

NOTE 7 -- FINANCIAL INSTRUMENTS
-------------------------------

         The Company had interest rate swap agreements with an aggregate notional amount of $300 million and EUR 65 million at April 30, 2002 with various maturities through 2008. Under these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.45% over the life of the contracts. At April 30, 2002, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $11.8 million ($7.5 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income (loss).

         At April 30, 2002, the Company had outstanding foreign currency forward contracts in the notional amount of $28.1 million. The fair value of these contracts at April 30, 2002 resulted in a loss of $2.5 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

NOTE 8 -- CAPITAL STOCK
-----------------------

         Class A Common Stock is entitled to cumulative dividends of 1 cent per share per year after which Class B Common Stock is entitled to non-cumulative dividends up to 1/2 cent per share per year. Further distribution in any year must be made in proportion of 1 cent a share for Class A Common Stock to 1 1/2 cents a share for Class B Common Stock. The Class A Common Stock has no voting power nor is it entitled to notice of meetings of the stockholders, all rights to vote and all voting power being vested exclusively in the Class B Common Stock unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. There is no cumulative voting.

         The following table summarizes the Company's Class A and Class B common and treasury shares at the specified dates:

                          Authorized       Issued      Outstanding     Treasury
                            Shares         Shares        Shares         Shares
                            ------         ------        ------         ------

April 30, 2002:
--------------
Class A Common Stock      32,000,000     21,140,960    10,572,866     10,568,094
Class B Common Stock      17,280,000     17,280,000    11,792,859      5,487,141

October 31, 2001:
----------------
Class A Common Stock      32,000,000     21,140,960    10,516,196     10,624,764
Class B Common Stock      17,280,000     17,280,000    11,822,859      5,457,141

NOTE 9 -- DIVIDENDS PER SHARE
-----------------------------

         The following dividends per share were paid during the period indicated:

                                Three months                   Six months
                               ended April 30,               ended April 30,
                               ---------------               ---------------
                           2002              2001        2002              2001
                           ----              ----        ----              ----

Class A Common Stock      $ 0.14            $ 0.14      $ 0.28            $ 0.26
Class B Common Stock      $ 0.21            $ 0.21      $ 0.41            $ 0.38

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

         The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

                                                    Three months                       Six months
                                                   ended April 30,                  ended April 30,
                                                   ---------------                  ---------------
                                                2002             2001            2002             2001
                                                ----             ----            ----             ----
Class A Common Stock:
---------------------
Basic shares                                 10,550,055       10,523,196      10,535,041       10,523,196
Assumed conversion of stock options             133,606           24,035          85,844           27,037
                                             ----------       ----------      ----------      -----------

Diluted shares                               10,683,661       10,547,231      10,620,885       10,550,233
                                             ==========       ==========      ==========      ===========

Class B Common Stock:
---------------------
Basic and diluted shares                     11,795,835       11,842,859      11,805,904       11,844,813
                                             ==========       ==========      ==========      ===========

         There were 18,000 and 8,000 stock options that were antidilutive for the three-month and six-month periods, respectively, ended April 30, 2002 (213,375 and 380,375 for the three-month and six-month periods, respectively, ended April 30, 2001).

NOTE 11 -- COMPREHENSIVE INCOME
-------------------------------

         Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income, net of tax, are as follows (U.S. dollars in thousands):


                                                      Three months                      Six months
                                                    ended April 30,                  ended April 30,
                                                    ---------------                  ---------------
                                                  2002            2001            2002            2001
                                                --------        --------        --------        --------

Net income                                      $  6,916        $ 22,958        $ 10,722        $ 61,533
Other comprehensive income (loss):
  Foreign currency translation adjustment           (596)        (11,135)         (2,790)        (10,344)
  Change in market value of interest rate
     swaps, net of tax                             1,077          (1,102)          5,523          (4,118)
  Minimum pension liability adjustment,
     net of tax                                       --              --             (84)             --
                                                --------        --------        --------        --------

Comprehensive income                            $  7,397        $ 10,721        $ 13,371        $ 47,071
                                                ========        ========        ========        ========

NOTE 12 -- BUSINESS SEGMENT INFORMATION
---------------------------------------

         The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

         The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion and amortization and certain foreign exchange effects ("EBITDA"). The accounting policies of the reportable segments are the same as those described in the "Description of Business and Summary of Significant Accounting Policies"
note in the 2001 Annual Report on Form 10-K except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level in the United States.

         Corporate and other includes the unallocated costs associated with the Company's corporate headquarters, the Company's long-term debt and other non-segment items. During 2002, the Company changed its method for allocating corporate and other costs to its segments. All prior period information has been restated to conform to the current period presentation.

        The following segment information is presented for the periods indicated (U.S. dollars in thousands):

                                                       Three months                      Six months
                                                      ended April 30,                  ended April 30,
                                                      ---------------                  ---------------
                                                   2002             2001             2002             2001
                                                   ----             ----             ----             ----
Net sales:
----------
Industrial shipping containers                  $ 306,584        $ 258,807        $ 585,284        $ 368,564
Containerboard & corrugated products               79,412           86,999          155,730          188,678
Timber                                             10,917           10,822           21,089           18,239
                                                ---------        ---------        ---------        ---------

   Total                                        $ 396,913        $ 356,628        $ 762,103        $ 575,481
                                                =========        =========        =========        =========
EBITDA:
-------
Industrial shipping containers                  $  29,905        $  18,839        $  49,266        $  23,733
Containerboard & corrugated products               10,815           19,566           21,737           40,727
Timber                                             14,734           44,341           26,929           93,672
                                                ---------        ---------        ---------        ---------

   Total segment                                   55,454           82,746           97,932          158,132
Restructuring charge                                   --          (11,534)              --          (11,534)
Corporate and other                                (8,109)          (6,681)          (9,786)          (8,149)
                                                ---------        ---------        ---------        ---------

   Total EBITDA                                    47,345           64,531           88,146          138,449
Depreciation, depletion and amortization          (24,608)         (22,182)         (48,593)         (34,012)
Interest expense, net                             (13,227)          (8,987)         (27,095)         (12,218)
Foreign currency                                   (1,773)             146             (744)             146
                                                ---------        ---------        ---------        ---------

Income before incotaxes, minority
   interest in income of consolidated
   subsidiaries and equity in earnings of
   affiliates                                   $   7,737        $  33,508        $  11,714        $  92,365
                                                =========        =========        =========        =========

Depreciation, depletion and amortization:
-----------------------------------------
Industrial shipping containers                  $  16,228        $  11,096        $  31,996        $  16,401
Containerboard & corrugated products                5,559            5,567           11,209           11,225
Timber                                                635            3,764            1,569            3,936
                                                ---------        ---------        ---------        ---------

   Total segment                                   22,422           20,427           44,774           31,562
Corporate and other                                 2,186            1,755            3,819            2,450
                                                ---------        ---------        ---------        ---------
   Total                                        $  24,608        $  22,182        $  48,593        $  34,012
                                                =========        =========        =========        =========
                                                                                    April 30,        October 31,
                                                                                      2002              2001
                                                                                      ----              ----
Total assets:
-------------
Industrial shipping containers                                                     $1,066,557       $1,132,616
Containerboard & corrugated products                                                  321,009          345,155
Timber                                                                                112,805          104,105
                                                                                   ----------       ----------

  Total segment                                                                     1,500,371        1,581,876
Corporate and other                                                                   218,022          194,520
                                                                                   ----------       ----------

  Total                                                                            $1,718,393       $1,776,396
                                                                                   ==========       ==========

     The following table presents net sales to external customers by geographic area (U.S. dollars in thousands):

                          Three months                  Six months
                        ended April 30,               ended April 30,
                        ---------------               ---------------
                      2002           2001           2002           2001
                    --------       --------       --------       --------

North America       $243,237       $240,140       $468,911       $458,993
Europe               100,082         68,457        188,691         68,457
Other                 53,594         48,031        104,501         48,031
                    --------       --------       --------       --------

    Total           $396,913       $356,628       $762,103       $575,481
                    ========       ========       ========       ========

     The following table presents total assets by geographic area (U.S. dollars in thousands):

                                                 April 30,       October 31,
                                                   2002             2001
                                                ----------       ----------


North America                                   $1,239,001       $1,263,260
Europe                                             325,112          327,077
Other                                              154,280          186,059
                                                ----------       ----------

    Total                                       $1,718,393       $1,776,396
                                                ==========       ==========

NOTE 13 -- RECENT ACCOUNTING STANDARDS
--------------------------------------

Goodwill and Other Intangible Assets
------------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are required for fiscal years beginning after December 15, 2001. As such, the Company will adopt SFAS No. 142 at the beginning of its 2003 fiscal year.

     The application of the non-amortization provisions of SFAS No. 142 will increase net income of the Company upon adoption. Amortization expense related to the Company's goodwill and indefinite-lived assets was $6.1 million for the six months ended April 30, 2002.

     At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Impairment or Disposal Of Long-Lived Assets
-------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles

Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121.

         SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, or November 1, 2002 for the Company. The Company does not expect the adoption of this Statement to have a material impact on its results of operations or financial position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

GENERAL
-------

         The terms "Greif," "our company," "we," "us" and "our" as used in this discussion refer to Greif Bros. Corporation and its consolidated subsidiaries.

         Our business is divided into three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber. We have 175 manufacturing, warehouse and research and development facilities located in over 40 countries around the world.

         The Industrial Shipping Containers segment offers its customers a wide range of products and services, including fibre, steel and plastic drums, polycarbonate water bottles, intermediate bulk containers and packaging services. Our industrial shipping container products are sold to customers worldwide and in a variety of industries, such as chemical, pharmaceutical, food, agricultural, petroleum, industrial coatings, paints, pigments and mineral industries.

         The Containerboard & Corrugated Products segment offers its customers containerboard and corrugated packaging in value-added shapes, sizes and designs. Our corrugated products include honeycomb, airbag/void fillers and promotional and storage packages. Our containerboard and corrugated products and services are sold to customers in a variety of industries, such as packaging, automotive, food, building products and other durable and non-durable industries. These products are used to ship such diverse products as home appliances, small machinery, grocery products, produce, books, tobacco and furniture, as well as numerous other applications. We also manufacture a full line of industrial and consumer multiwall bag products which are used to safely and effectively ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal, and salt, primarily for the agricultural, chemical, building products and food industries.

         In the Timber segment, we owned approximately 309,000 acres of timberland in the southeastern United States and Canada at April 30, 2002. Our timber marketing strategy is focused on the active harvesting and regeneration of our timber properties in the United States to achieve sustainable long-term yields on our timberland.

CRITICAL ACCOUNTING POLICIES
----------------------------

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.

         A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements in Item 8 of our most recent Form 10-K. We believe that the consistent application of these policies enable us to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

     . Allowance for Accounts Receivable - We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (i.e., higher than expected bad debt experience or an unexpected material adverse change in a major customer's ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

     . Inventory Reserves - Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves, and make adjustments to these reserves as required.

     . Net Assets Held for Sale - Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the consolidation plans in the Industrial Shipping Containers segment. We record net assets held for sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 at the lower of carrying value or fair value less cost to sale. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility's acceptable sale price.

     . Properties, Plants and Equipment - Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets. Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

     . Derivative Financial Instruments - We enter into interest rate swap agreements for the purpose of hedging our exposure to fluctuations in interest rates. Our interest rate swap contracts are considered cash flow hedges. We entered into interest rate swap contracts to assist us in managing our exposure to variable rate debt. The differentials payable or receivable under these agreements are recorded as adjustments to interest expense and are included in interest receivable or payable. An asset or liability is recorded on our balance sheet for the fair value of the interest rate swap agreements. A corresponding charge or credit is reflected, net of tax, in other comprehensive income (loss).

         We enter into foreign currency forward contracts to hedge certain short-term intercompany loan transactions with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

     . Restructuring Liabilities - Restructuring liabilities are determined in accordance with appropriate accounting guidance, including Emerging Issues Task Force ("EITF") No. 94-3, EITF No. 95-3 and Staff Accounting Bulletin No. 100 depending upon the facts and circumstances surrounding the situation. Restructuring liabilities recorded in connection with existing and acquired businesses are further discussed in Note 5 to the Consolidated Financial Statements included in Item 8 of our most recent Form 10-K and in Note 3 to the Consolidated Financial Statements included in Item 1 of our current Form 10-Q.

     . Pension and Postretirement Benefits - Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Notes 11 and 12 to the Consolidated Financial Statements included in Item 8 of our most recent Form 10-K. The actual results would be different using other assumptions.

     . Income Taxes - Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of on-going and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

     . Environmental Cleanup Costs - We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Our estimates of environmental remediation costs are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site-by-site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect insurance coverage that is in place for environmental contingencies assumed in our acquisition of Van Leer Industrial Packaging and the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Actual costs to be incurred in future periods at the identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

     . Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

     . Goodwill, Other Intangible Assets and Other Long-Lived Assets - Goodwill is amortized on a straight-line basis over 15 or 25 year periods based on consideration regarding the age of the acquired businesses, their customers and the risk of obsolescence of their products. The costs of acquired intangible assets are amortized on a straight-line basis over their estimated economic lives of 2 to 25 years. Our policy is to periodically review goodwill, other intangible assets and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. As such, we will adopt SFAS No. 142 at the beginning of our 2003 fiscal year.

         The application of the non-amortization provisions of SFAS No. 142 will increase our net income upon adoption. Amortization expense related to our goodwill and indefinite-lived assets was $6.1 million for our first half of 2002.

         At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

         Other items that could have a significant impact on the consolidated financial statements include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995." Actual results could differ materially using different estimates or assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS
---------------------

         Our fiscal year ends on October 31. The following comparative information is presented for the three-month and six-month periods ended April 30, 2002 and 2001, which are the end of our second fiscal quarterly periods.

         On March 2, 2001, we acquired Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40 countries. The results of the Van Leer Industrial Packaging operations are included in the consolidated financial statements subsequent to the acquisition date.

         Historically, revenues and earnings may or may not be representative of future operating results due to various economic factors.

         EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation, depletion, amortization and certain foreign exchange effects. EBITDA is included in this section because it is a basis on which we assess our financial performance and allocate resources. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States or as a measure of our company's profitability or liquidity.

SECOND QUARTER RESULTS

         Net sales increased to $396.9 million, an increase of 11.3%, for the second quarter of 2002 from $356.6 million for the second quarter of 2001. This increase resulted from a $37.2 million increase in net sales from outside of North America and a $3.1 million increase in net sales from the North American operations. The increase in the North American operations was due to the Industrial Shipping Containers segment ($10.6 million increase) and the Timber segment ($0.1 million increase), which were partially offset by lower net sales in the Containerboard & Corrugated Products segment ($7.6 million decrease). The higher net sales in the North American operations of the Industrial Shipping Containers segment, as well as the higher net sales outside of North America, were primarily due to the inclusion of Van Leer Industrial Packaging sales volume for three months in 2002 compared to two months in 2001.

         The EBITDA was $47.3 million for the second quarter of 2002 as compared to $76.1 million, before the $11.5 million restructuring charge, for the second quarter of 2001. The $28.8 million decrease in EBITDA was attributable to lower gains on the sale of timberland ($29.9 million decrease) and Containerboard & Corrugated Products ($8.8 million decrease), which were partially offset by inclusion of the Van Leer Industrial Packaging operations.

Segment Review
--------------

Industrial Shipping Containers

         The Industrial Shipping Containers segment had an increase in net sales of $47.8 million, or 18.5%, as compared to the same period last year, primarily due to the increase of $37.2 million in net sales outside of North America resulting from the acquisition of Van Leer Industrial Packaging. Net sales in North America increased $10.6 million due to additional sales volume from including a full three months of the Van Leer Industrial Packaging operating results in 2002 compared to two months last year. A decrease in customer demand, particularly in the chemical industry, caused by weakness in their businesses partially offset this increase in net sales.

         The EBITDA for Industrial Shipping Containers improved to $29.9 million for the second quarter of 2002 from $18.8 million, before the $11.5 million restructuring charge, for the second quarter of 2001. The primary reasons for this increase relates to improved sales volumes as a result of the Van Leer Industrial Packaging acquisition, lower raw material costs and positive contributions from the prior year consolidation plans.

Containerboard & Corrugated Products

         The Containerboard & Corrugated Products segment had a decrease in net sales of $7.6 million, or 8.7%, as compared to the same period last year. This reduction in net sales was caused by lower customer demand, consistent with the industry, for corrugated containers and containerboard due to continued weakness in the U.S. economy. Lower average sales price for linerboard and medium also affected net sales during the second quarter of 2002 as compared to the second quarter of 2001.

         The EBITDA for this segment decreased to $10.8 million for the three-month period ended April 30, 2002 versus $19.6 million for the same period last year. Lower raw material prices, especially for old corrugated containers, a higher containerboard integration percentage and improved operating efficiencies partially offset the decline caused by lower net sales for this segment.

Timber

         Net sales of the Timber segment increased $0.1 million from $10.8 million during the second quarter of 2001 to $10.9 million during the second quarter of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         The sales of timber are recorded as net sales, while timber property sales are included in gain on sale of timberland. The gain on sale of timberland was $5.2 million for the three months ended April 30, 2002 as compared to $35.2 million for the comparable period last year (see "Timberland Transactions" below).

         The EBITDA for the second quarter of 2002 was $14.7 million versus $44.3 million for the second quarter of 2001 primarily as a result of the significant gain on sale of timberland in the prior period.

Other Income Statement Changes
------------------------------

Gain on Sale of Timberland

         Gain on sale of timberland decreased $29.9 million in the current quarter as compared to the previous period primarily due to the timber property sales described in the "Timberland Transactions" section below.

Other Income, Net

         Net other income decreased $0.3 million during the second quarter of 2002 versus the same quarter last year.

Cost of Products Sold

         The cost of products sold, as a percentage of net sales, decreased from 81.2% in the second quarter of 2001 to 79.5% in the second quarter of 2002. The decrease was primarily due to an overall improvement in the Industrial Shipping Containers segment resulting from improved operating efficiencies and lower raw material costs. This decrease was partially offset by a weakening of the Containerboard & Corrugated Products segment, which was affected by lower average selling prices without a corresponding reduction in costs.

Selling, General and Administrative Expenses

         Selling, general and administrative ("SG&A") expenses increased to $66.3 million (16.7% of net sales) in the second quarter of 2002 as compared to $49.1 million (13.8% of net sales) in the previous period. The $17.2 million increase was primarily due to additional SG&A expenses related to Van Leer Industrial Packaging, including $0.7 million of additional amortization expense related to the goodwill and other intangible assets. SG&A expenses, as a percentage of net sales, primarily increased as a result of lower sales volumes, on a comparable structure basis, for Industrial Shipping Containers. In addition, lower net sales in the Containerboard & Corrugated Products segment contributed to this increased percentage of SG&A expenses to net sales.

Restructuring Charge

         During the second quarter of 2001, we recognized a pretax restructuring charge of $11.5 million, resulting from a plan to consolidate six of our existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 3 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q). In connection with the acquisition of Van Leer Industrial Packaging and the consolidation plan, an additional five facilities in North America, South America, United Kingdom and Asia Pacific, which were purchased as part of the acquisition, are being closed. Certain redundant administrative functions have been or will be eliminated as part of this plan. Accordingly, we recorded a $19.7 million restructuring liability related to these locations. We have incurred additional costs of $1.6 million in the second quarter of 2002 and will continue to incur additional costs related to the relocation of machinery and equipment, employees and other reorganization costs, which have been or will be charged to the results of operations. We believe that upon completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

Interest Expense, Net

         Net interest expense during the three-month period ended April 30, 2002 increased to $13.2 million from $9.0 million in the second quarter of 2001. The increase was primarily due to higher average debt outstanding of $685.4 million during the second quarter of 2002, as compared to $502.5 million during the same period last year. The increase in average debt outstanding was primarily the result of borrowing in connection with the Van Leer Industrial Packaging acquisition. Because the acquisition occurred March 2, 2001, the acquisition related debt was outstanding for only two months in the second quarter of 2001 compared to three months in the second quarter of 2002.

Income Taxes

         During the second quarter of 2002, the effective tax rate dropped to 36.0% as compared to 37.8% in the second quarter of 2001 as a result of a change in mix of income outside of North America.

Minority Interest in Income of Consolidated Subsidiaries

         As part of the Van Leer Industrial Packaging acquisition, we acquired majority holdings in various companies. The operating results of these companies have been included in the consolidated results following the acquisition on March 2, 2001, and the minority interest of other persons in the respective net income of these companies has been reflected as an expense.

Equity in Earnings of Affiliates

         Equity in earnings of affiliates was $2.2 million for the second quarter of 2002 and 2001. This income represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, our share of Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 6 to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q).

Net Income and Earnings Per Share

         Based on the foregoing, net income decreased $16.0 million, or 69.9%, to $6.9 million for the three-month period ended April 30, 2002 from $23.0 million in the same period last year. Diluted earnings per share were $0.24 and $0.37 for the Class A and Class B Common Stock, respectively, in the second quarter of 2002 compared with $0.81 and $1.22 for the Class A and Class B Common Stock, respectively, in the second quarter of 2001.

YEAR-TO-DATE RESULTS

Overview
--------

         Net sales increased to $762.1 million, an increase of 32.4%, for the first half of 2002 from $575.5 million for the first half of 2001. This increase resulted from a $176.7 million increase in net sales from outside of North America and a $9.9 million increase in net sales from the North American operations. The increase in the North American operations was due to the Industrial Shipping Containers segment ($40.0 million increase) and the Timber segment ($2.8 million increase), which were partially offset by lower net sales in the Containerboard & Corrugated Products segment ($32.9 million decrease). The higher net sales in the North American operations of the Industrial Shipping Containers segment, as well as the higher net sales outside of North America, were primarily due to the inclusion of Van Leer Industrial Packaging sales volume for six months in 2002 compared to two months in 2001.

         The EBITDA was $88.1 million for the first half of 2002 as compared to $150.0 million, before the $11.5 million restructuring charge, for the first half of 2001. The $61.9 million decrease in EBITDA was attributable to lower gains on the sale of timberland ($69.7 million decrease) and Containerboard & Corrugated Products ($19.0 million decrease), which were partially offset by the inclusion of Van Leer Industrial Packaging operations and higher timber sales.

Segment Review
--------------

Industrial Shipping Containers

         The Industrial Shipping Containers segment had an increase in net sales of $216.7 million, or 58.8%, as compared to the same period last year, primarily due to the increase of $176.7 million in net sales outside of North America resulting from the acquisition of Van Leer Industrial Packaging. Net sales in North America increased $40.0 million due to additional sales volume from including six months of the Van Leer Industrial Packaging operating results in 2002 compared to two months last year. A decrease in customer demand, particularly in the chemical industry, partially offset this increase in net sales.

         The EBITDA for Industrial Shipping Containers improved to $49.3 million for the first half of 2002 from $23.7 million, before the $11.5 million restructuring charge, for the first half of 2001. The primary reasons for this increase relates to improved sales volumes as a result of the Van Leer Industrial Packaging acquisition, lower raw material costs and positive contributions from the prior year consolidation plan.

Containerboard & Corrugated Products

         The Containerboard & Corrugated Products segment had a decrease in net sales of $32.9 million, or 17.5%, as compared to the same period last year. This reduction in net sales was caused by lower customer demand, consistent with the industry, for corrugated containers and containerboard due to continued weakness in the U.S. economy. Lower average sales price for linerboard and medium also affected net sales during the first half of 2002 as compared to the first half of 2001.

         The EBITDA for this segment decreased to $21.7 million for the six-month period ended April 30, 2002 versus $40.7 million for the same period last year. Lower raw material prices, especially for old corrugated containers, a higher containerboard integration percentage and improved operating efficiencies partially offset the decline caused by lower net sales for this segment.

Timber

         Net sales of the Timber segment increased $2.9 million from $18.2 million during the first half of 2001 to $21.1 million during the first half of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

         The sales of timber are recorded as net sales, while timber property sales are included in gain on sale of timberland. The gain on sale of timberland was $8.6 million for the six months ended April 30, 2002 as compared to $78.3 million for the comparable period last year (see "Timberland Transactions" below).

         The EBITDA for the first half of 2002 was $26.9 million versus $93.7 million for the first half of 2001 primarily as a result of the significant gain on sale of timberland in the prior period slightly offset by higher timber sales.

Other Income Statement Changes
------------------------------

Gain on Sale of Timberland

         Gain on sale of timberland decreased $69.7 million in the current year as compared to the previous period primarily due to the timber property sales described in the "Timberland Transactions" section below.

Other Income, Net

         Net other income increased $2.0 million during the first half of 2002 versus the same period last year. The change in other income is primarily due to additional gains on the sale of facilities.

Cost of Products Sold

         The cost of products sold, as a percentage of net sales, increased from 79.6% in the first half of 2001 to 80.4% in the first half of 2002. The increase was primarily due to a weakening of the Containerboard & Corrugated Products segment, which was affected by lower average selling prices without a corresponding reduction in costs. The increase was partially offset by an overall improvement in the Industrial Shipping Containers segment resulting from improved operating efficiencies and lower raw material costs, and higher Timber segment sales, which have a very low cost associated with them.

Selling, General and Administrative Expenses

         SG&A expenses increased to $123.2 million (16.2% of net sales) in the first half of 2002 as compared to $81.5 million (14.2% of net sales) in the previous period. The $41.7 million increase was primarily due to additional SG&A expenses related to Van Leer Industrial Packaging, including $2.8 million of additional amortization expense related to the goodwill and other intangible assets. SG&A expenses, as a percentage of net sales, primarily increased as a result of lower sales volumes, on a comparable structure basis, for Industrial Shipping Containers. In addition, lower net sales in the Containerboard & Corrugated Products segment contributed to this increased percentage of SG&A expenses to net sales.

Restructuring Charge

         During the second quarter of 2001, we recognized a pretax restructuring charge of $11.5 million, resulting from a plan to consolidate six of our existing Industrial Shipping Container operations and eliminate redundant administrative functions in North America (see Note 3 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q). In connection with the acquisition of Van Leer Industrial Packaging and the consolidation plan, an additional five facilities in North America, South America, United Kingdom and Asia Pacific, which were purchased as part of the acquisition are being closed. Certain redundant administrative functions have been or will be eliminated as part of this plan. Accordingly, we recorded a $19.7 million restructuring liability related to these locations. We have incurred additional costs of $3.6 million in the first half of 2002 and will continue to incur additional costs related to the relocation of machinery and equipment, employees and other reorganization costs, which have been or will be charged to the results of operations. We believe that upon completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

Interest Expense, Net

         Net interest expense during the six-month period ended April 30, 2002 increased to $27.1 million from $12.2 million in the first half of 2001. The increase was primarily due to higher average debt outstanding of $696.8 million during the first half of 2002, as compared to $386.4 million during the same period last year. The increase in average debt outstanding was primarily the result of borrowing in connection with the Van Leer Industrial Packaging acquisition. Because the acquisition occurred March 2, 2001, the acquisition related debt was outstanding for only two months in 2001 compared to six months in 2002.

Income Taxes

         During the first half of 2002, the effective tax rate dropped to 36.0% as compared to 37.9% in the first half of 2001 as a result of a change in the mix of income outside of North America.

Minority Interest in Income of Consolidated Subsidiaries

         As part of the Van Leer Industrial Packaging acquisition, we acquired majority holdings in various companies. The operating results of these companies have been included in the consolidated results following the acquisition on March 2, 2001, and the minority interest of other persons in the respective net income of these companies has been reflected as an expense.

Equity in Earnings of Affiliates

         Equity in earnings of affiliates was $3.7 million for the first half of 2002 versus $4.3 million in the first half of 2001. This income represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, our share of Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer's net income (see Note 6 to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q).

Net Income and Earnings Per Share

         Based on the foregoing, net income decreased $50.8 million, or 82.6%, to $10.7 million for the six-month period ended April 30, 2002 from $61.5 million in the same period last year. Diluted earnings per share were $0.38 and $0.57 for the Class A and Class B Common Stock, respectively, in the first half of 2002 compared with $2.17 and $3.26 for the Class A and Class B Common Stock, respectively, in the first half of 2001.

Timberland Transactions
-----------------------

         In December 2000, we sold certain hardwood timberland for $44.4 million. As such, we recognized a gain of $43.0 million during the first quarter of 2001 related to this transaction. In a related agreement, we sold other hardwood timberland for $30.0 million in March 2001, and we recognized a gain of $27.7 million during the second quarter of 2001. A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these transactions.

         In a separate transaction during December 2000, we purchased certain pine timberland for $42.8 million. In a related agreement, we purchased other pine timberland for $43.1 million in March 2001. A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

         For tax purposes, these sale and purchase transactions are treated as like-kind exchanges pursuant to Section 1031 of the Internal Revenue Code, and result in a deferral of the tax gain on the sale transactions.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         As indicated in our consolidated financial statements and discussed in greater detail in our most recent Annual Report on Form 10-K, we are dedicated to maintaining a strong financial position. It is our belief that this dedication is extremely important during all economic times.

         As discussed in our most recent Annual Report on Form 10-K, we are subject to the economic conditions of the market in which we operate. During this period, we have been able to utilize our financial strength to meet our continued business needs.

         The current ratio of 1.5:1 as of April 30, 2002 is an indication of our continued dedication to strong liquidity.

Investments in Business Expansion
---------------------------------

         Capital expenditures were $22.9 million, excluding $2.4 million of timber property purchases, during the six-month period ended April 30, 2002.

Balance Sheet Changes
---------------------

         Trade accounts receivable were 13% lower at April 30, 2002 as compared to October 31, 2001 primarily due to 11% lower net sales in the second quarter of 2002 compared to net sales for the fourth quarter of 2001.

         The reduction in long-term debt was due to the repayment of amounts borrowed under our Senior Secured Credit Agreement.

         The decrease in other long-term liabilities was primarily due to a lower liability related to the swap contracts on our debt (see Note 7 to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q).

Borrowing Arrangements
----------------------

         On March 2, 2001, we entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under our then existing revolving credit facility. The Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. At April 30, 2002, there was $104 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

         The Term Loan A (both U.S. Dollar and Euro) and Term Loan B periodically reduce through the maturity date of February 28, 2006 and February 29, 2008, respectively. We are required to pay 50% of our "excess cash flow," as defined in the Senior Secured Credit Agreement. The revolving multicurrency credit facility matures on February 28, 2006. We are required to pay a facility fee each quarter equal to 0.375% to 0.500% of the total commitment amount based upon our leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate plus a calculated margin amount and resets on a periodic basis.

         The Senior Secured Credit Agreement contains certain covenants, including financial covenants that require us to maintain a certain leverage ratio, sufficient coverage of interest expense and fixed charges, and a minimum net worth. In addition, we are limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of our personal property and certain of our real property. Standard and Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, both with favorable outlook, to our loan obligations under the Senior Secured Credit Agreement.

Contractual Obligations
-----------------------

         As of April 30, 2002, we had the following contractual obligations (U.S. dollars in millions):

                                                    Payments Due By Period
                                      -------------------------------------------------
                             Total    Less than   1-3 years   4-5 years   After 5 years
                             -----    ---------   ---------   ---------   -------------
                                       1 year
                                       ------
Long-term debt               $645       $ 46         $252       $347          $ --
Short-term borrowings          21         21           --         --            --
Non-cancelable
  operating leases             36          8           12          5            11
                             ----       ----         ----       ----          ----
Total contractual cash
  obligations                $702       $ 75         $264       $352          $ 11
                             ====       ====         ====       ====          ====

Share Repurchase Program
------------------------

         In February 1999, the Board of Directors of our company authorized a one million-share stock repurchase program. During the first half of 2002, we repurchased 30,000 Class B common shares. As of April 30, 2002, we had repurchased 624,410 shares, including 415,476 Class A common shares and 208,934 Class B common shares. The total cost of the shares repurchased during 1999 through the end of the first half of 2002 was $18 million.

Other Liquidity Matters
-----------------------

         We have approved future capital expenditures of approximately $40 million. These expenditures are primarily to replace and improve equipment and to continue implementation of a new management information system.

         Borrowing and self-financing have been the primary sources for past capital expenditures and acquisitions. We anticipate financing future capital expenditures in a like manner, and we believe that we will have adequate funds available for planned expenditures.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
--------------------------------------------------------------------------------

         Some of the information in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project" and similar expressions, among others, identify forward-looking statements. Forward-looking statements speak only as of the date the statement was made. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. Such risks and uncertainties that might cause a difference include, but are not limited to, changes in general business and economic conditions, the relative strength of the U.S. dollar compared to other foreign currencies, competition, capacity levels and competitive pricing pressures in the containerboard market, litigation or claims against us pertaining to environmental, product liability and safety and health matters, risks associated with our acquisition strategy, in particular our ability to locate and acquire other businesses, our ability to integrate our newly acquired operations effectively with our existing businesses, our ability to achieve improved operating efficiencies and capabilities sufficient to offset consolidation expenses, the frequency and volume of sales of our timber and timberland, and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in our Annual Report on Form 10-K for the year ended October 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (b.) Reports on Form 8-K.

          No events occurred requiring a Current Report on Form 8-K to be filed during the second quarter of 2002.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereto duly authorized.

                                             Greif Bros. Corporation
                                             -----------------------------------
                                             (Registrant)

Date: June 12, 2002                          /s/ Donald S. Huml
      ---------------------                  -----------------------------------
                                             Donald S. Huml
                                             Chief Financial Officer
                                             (Duly Authorized Signatory)