Form 10-Q
period 2002-07-31
GREIF BROTHERS CORP
filed 2002-09-12
CIK 43920

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002
                               -------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

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

                 Class A Common Stock               10,582,366 shares
                 Class B Common Stock               11,772,859 shares


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (U.S. dollars in thousands, except per share amounts)

                                                                          Three months                     Nine months
                                                                         ended July 31,                  ended July 31,
                                                                         --------------                  --------------

                                                                     2002           2001             2002          2001
                                                                     ----           ----             ----          ----
Net sales                                                           $  435,148      $ 435,766      $1,197,251      $1,011,247
Gain on sale of timberland                                               1,127            415           9,677          78,674
Other income, net                                                          659          2,274           4,696           4,288
                                                                    ----------      ---------      ----------      ----------
                                                                       436,934        438,455       1,211,624       1,094,209
                                                                    ----------      ---------      ----------      ----------

Cost of products sold                                                  344,767        344,525         957,465         802,663
Selling, general and administrative expenses                            64,591         60,196         187,774         141,695
Restructuring charge                                                        --             --              --          11,534
Debt extinguishment charge                                               4,390             --           4,390              --
Interest expense, net                                                   13,854         17,047          40,949          29,265
                                                                    ----------      ---------      ----------      ----------
                                                                       427,602        421,768       1,190,578         985,157
                                                                    ----------      ---------      ----------      ----------

    Income before income taxes, minority
     interest in income of consolidated subsidiaries
     and equity in earnings of affiliates                                9,332         16,687          21,046         109,052
Income taxes                                                             3,360          6,303           7,577          41,331
                                                                    ----------      ---------      ----------      ----------

    Income before minority interest in income of
     consolidated subsidiaries and equity in
     earnings of affiliates                                              5,972         10,384          13,469          67,721
Minority interest in income of consolidated
     subsidiaries                                                         (155)          (224)           (622)           (358)
Equity in earnings of affiliates                                         2,134          2,753           5,826           7,083
                                                                    ----------      ---------      ----------      ----------

    Net income                                                      $    7,951      $  12,913      $   18,673      $   74,446
                                                                    ==========      =========      ==========      ==========

Basic earnings per share:
-------------------------

Class A Common Stock                                                $     0.28      $    0.46      $     0.67      $     2.64
Class B Common Stock                                                $     0.42      $    0.68      $     0.99      $     3.94

Diluted earnings per share:
---------------------------

Class A Common Stock                                                $     0.28      $    0.46      $     0.66      $     2.63
Class B Common Stock                                                $     0.42      $    0.68      $     0.99      $     3.94

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. dollars in thousands)

ASSETS

                                                                             July 31,      October 31,
                                                                               2002           2001
                                                                               ----           ----
                                                                           (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                               $   21,164     $   29,720
    Trade accounts receivable - less allowance
      of $11,681 ($10,596 in 2001)                                             268,805        282,982
    Inventories                                                                133,489        123,363
    Net assets held for sale                                                    14,369         12,530
    Deferred tax asset                                                           9,648          9,697
    Prepaid expenses and other                                                  37,726         45,904
                                                                            ----------     ----------
                                                                               485,201        504,196
                                                                            ----------     ----------

LONG-TERM ASSETS
    Goodwill - less amortization                                               235,653        236,623
    Other intangible assets                                                     30,012         33,179
    Investment in affiliates                                                   146,555        144,071
    Other long-term assets                                                      45,146         44,282
                                                                            ----------     ----------
                                                                               457,366        458,155
                                                                            ----------     ----------

PROPERTIES, PLANTS AND EQUIPMENT - at cost
    Timber properties - less depletion                                          78,698         74,851
    Land                                                                        83,072         81,048
    Buildings                                                                  233,753        235,980
    Machinery and equipment                                                    721,505        689,637
    Capital projects in progress                                                41,375         43,200
                                                                            ----------     ----------
                                                                             1,158,403      1,124,716
    Accumulated depreciation                                                  (374,763)      (315,879)
                                                                            ----------     ----------
                                                                               783,640        808,837
                                                                            ----------     ----------

                                                                            $1,726,207     $1,771,188
                                                                            ==========     ==========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEETS
                           (U.S. dollars in thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      July 31,      October 31,
                                                        2002           2001
                                                        ----           ----
                                                    (Unaudited)

CURRENT LIABILITIES
    Accounts payable                                $  137,078      $  117,117
    Accrued payrolls and employee benefits              35,308          27,604
    Restructuring reserves                               4,006          15,109
    Short-term borrowings                               24,636          16,533
    Current portion of long-term debt                   17,890          43,140
    Other current liabilities                           72,517          74,016
                                                    ----------      ----------
                                                       291,435         293,519
                                                    ----------      ----------

LONG-TERM LIABILITIES
    Long-term debt                                     630,362         654,374
    Deferred tax liability                             119,597         124,346
    Postretirement benefit liability                    47,675          50,028
    Other long-term liabilities                         53,760          62,015
                                                    ----------      ----------
                                                       851,394         890,763
                                                    ----------      ----------

MINORITY INTEREST                                        1,167             560
                                                    ----------      ----------

SHAREHOLDERS' EQUITY
    Common stock, without par value                     11,974          10,446
    Treasury stock, at cost                            (60,298)        (58,812)
    Retained earnings                                  678,853         671,917
    Accumulated other comprehensive loss
       -    foreign currency translation               (34,009)        (21,378)
       -    interest rate swaps                        (11,469)        (13,071)
       -    minimum pension liability                   (2,840)         (2,756)
                                                    ----------      ----------
                                                       582,211         586,346
                                                    ----------      ----------

                                                    $1,726,207      $1,771,188
                                                    ==========      ==========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                           (U.S. dollars in thousands)

For the nine months ended July 31,                           2002         2001
                                                             ----         ----

Cash flows from operating activities:
    Net income                                           $  18,673    $  74,446
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation, depletion and amortization            74,896       57,462
        Equity in earnings of affiliates, in excess of
           amounts distributed                              (3,529)      (4,214)
        Minority interest in income of
           consolidated subsidiaries                           622          358
        Deferred income taxes                               (3,090)      23,671
        Gain on disposals of properties, plants and
           equipment                                       (13,097)     (80,906)
        Other, net                                         (17,682)     (33,484)
        Changes in current assets and liabilities           27,292       50,059
                                                         ---------    ---------
    Net cash provided by operating activities               84,085       87,392
                                                         ---------    ---------
Cash flows from investing activities:
    Acquisition of businesses, net of cash                      --     (314,763)
    Purchases of properties, plants and equipment          (38,805)    (124,435)
    Proceeds on disposals of properties, plants and
      equipment                                             18,498       85,684
                                                         ---------    ---------
    Net cash used in investing activities                  (20,307)    (353,514)
                                                         ---------    ---------
Cash flows from financing activities:
    Proceeds from long-term debt                           242,750      760,000
    Payments on long-term debt                            (305,729)    (433,196)
    Payments on short-term borrowings                           --       (4,902)
    Proceeds from short-term borrowings                      7,476           --
    Dividends paid                                         (11,740)     (11,197)
    Acquisitions of treasury stock                          (1,627)        (117)
    Exercise of stock options                                1,669           69
                                                         ---------    ---------
    Net cash (used in) provided by financing activities    (67,201)     310,657
                                                         ---------    ---------
Effects of exchange rates on cash                           (5,133)      (1,622)
                                                         ---------    ---------

Net (decrease) increase in cash and cash equivalents        (8,556)      42,913
Cash and cash equivalents at beginning of period            29,720       13,388
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  21,164    $  56,301
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements

                GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 2002

NOTE 1 -- BASIS OF PRESENTATION

         The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2002 and October 31, 2001 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2002 and 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from those estimates.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the most recent Annual Report on Form 10-K of Greif Bros. Corporation and its subsidiaries (collectively, the "Company").

         Certain prior year amounts have been reclassified to conform to the 2002 presentation.

NOTE 2 -- VAN LEER INDUSTRIAL PACKAGING ACQUISITION

         On March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation ("Huhtamaki"), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co. Inc, a U.S. corporation (collectively, "Van Leer Industrial Packaging"). Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems, with operations in over 40, countries.

         As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging's debt and certain other obligations ($206.4 million) that were assumed by the Company as of the closing date. In addition, the Company paid $15.8 million in legal and professional fees related to the acquisition. The acquisition was funded by new long-term debt borrowed against a $900 million Senior Secured Credit Agreement.

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

Pro Forma Information

         The following pro forma (unaudited) information for the nine months ended July 31, 2001 assumes the Van Leer Industrial Packaging acquisition had occurred on November 1, 2000 (U.S. dollars in thousands, except per share amounts):

         Net sales                                          $ 1,302,502
         Net income                                         $    58,476

         Basic and diluted earnings per share:
         Class A Common Stock                               $      2.07
         Class B Common Stock                               $      3.10

         The above amounts reflect adjustments for interest expense related to the debt issued for the acquisition, amortization of goodwill and intangible assets, and depreciation expense on the revalued properties, plants and equipment. The pro forma amounts do not include anticipated synergies from the acquisition, nor do they include the anticipated savings associated with the restructuring plan of Van Leer Industrial Packaging and the Company's locations existing prior to the acquisition date.

         The pro forma information, as presented above, is not indicative of the results which would have been obtained had the transaction occurred on November 1, 2000, nor is it indicative of the Company's future results.

NOTE 3 -- RESTRUCTURING RESERVES

         During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing Company-owned plastic drum and steel drum plants were identified to be closed. The plants are located in North America. In addition, certain redundant administrative functions were identified to be eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 250 employees) and a $3.5 million loss on disposal of equipment and facilities. The Company has sold or is in the process of selling these six owned facilities. The Company expects to substantially complete these restructuring activities during 2002. Subsequent to the recognition of the restructuring charge, the Company has and will continue to recognize expense related to additional costs to relocate machinery and equipment and employees upon the closure of these plants. The amounts charged against this restructuring reserve during the period ended July 31, 2002 are as follows (U.S. dollars in thousands):

                                             Balance at                    Balance at
                                              10/31/01       Activity       7/31/02
                                              --------       --------       -------
Cash charges:
-------------
Employee separation costs                      $ 3,991        $(3,768)          $223

Cash and non-cash charges:
--------------------------
Other exit costs                                   312             --            312
                                               -------       --------         ------

                                               $ 4,303        $(3,768)        $  535
                                               =======       ========         ======

         As of July 31, 2002, there were a total of 227 employees that had been terminated and provided severance benefits under this restructuring plan.

         In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition have been or will be closed. These facilities are owned by subsidiaries of the Company. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have been or will be eliminated. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. This liability was accounted for under Emerging Issues Task Force ("EITF") No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $16.5 million in employee separation costs (approximately 300 employees) and $3.2 million in other exit costs. The Company has sold or is in the process of selling these Company-owned facilities. The amounts charged against this restructuring reserve during the period ended July 31, 2002 are as follows (U.S. dollars in thousands):

                                             Balance at                    Balance at
                                              10/31/01       Activity       7/31/02
                                              --------       --------       -------
Cash charges:
-------------
Employee separation costs                      $ 9,518        $(6,836)       $ 2,682

Cash and non-cash charges:
--------------------------
Other exit costs                                 1,288           (499)           789
                                              --------       --------        -------

                                              $ 10,806        $(7,335)       $ 3,471
                                              ========       ========        =======

         As of July 31, 2002, there were a total of 210 employees that had been terminated and provided severance benefits under this restructuring plan.

NOTE 4 -- TIMBERLAND TRANSACTIONS

Sale of Timber Properties

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

NOTE 5 -- NET ASSETS HELD FOR SALE

         Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the restructuring plans in the Industrial Shipping Containers segment. As of July 31, 2002, there were 13 facilities held for sale. The net assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales within the upcoming year.

NOTE 6 -- INVESTMENT IN AFFILIATES

         The Company has investments in CorrChoice, Inc. (63.24%), Socer-Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40.06%) which are accounted for on the equity method. The Company's investment in Abzac-Greif (49%) was sold for approximately $2.0 million with a gain of $0.1 million during the second quarter of 2002. The Company's share of earnings of these affiliates is included in income as earned. In the first nine months of 2002, the Company received dividends from affiliates of $2.3 million.

         The difference between the cost basis of the Company's investment in the underlying equity of affiliates of $4.5 million at July 31, 2002 is being amortized over a 15-year period.

         The summarized unaudited financial information below represents the combined results of the Company's unconsolidated affiliates (U.S. dollars in thousands):

                                               Three months               Nine months
                                               ended July 31,            ended July 31,
                                               --------------            --------------
                                             2002          2001        2002          2001
                                             ----          ----        ----          ----
Net sales                                    $50,937     $73,229     $167,958       $214,196
Gross profit                                 $11,390     $12,666     $ 30,944       $ 33,049
Net income                                   $ 3,839     $ 4,954     $ 10,769       $ 13,238

NOTE 7 -- LONG-TERM DEBT

         Long-term debt is summarized as follows (U.S. dollars in thousands):

                                                               July 31,       October 31,
                                                                2002             2001
                                                                ----             ----
$900 million Senior Secured Credit Agreement                 $ 399,507        $ 696,306
8 7/8% Senior Subordinated Notes                               247,965               --
Other debt                                                         780            1,208
                                                             ---------          -------
                                                               648,252          697,514
Less current portion                                           (17,890)         (43,140)
                                                             ---------        ---------

                                                             $ 630,362        $ 654,374
                                                             =========        =========

$900 million Senior Secured Credit Agreement

         On March 2, 2001, the Company entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the $900 million Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company's then existing revolving credit facility. The $900 million Senior Secured Credit Agreement provided for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. At July 31, 2002, there was $106 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

         As of August 23, 2002, the $900 million Senior Secured Credit Agreement was refinanced using proceeds from the Amended and Restated Senior Secured Credit Agreement (see Note 16 -- Subsequent Event).

8 7/8% Senior Subordinated Notes

         On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving gross proceeds of approximately $248 million before expenses. Interest on the notes is payable semi-annually at the annual rate of 8 7/8%. The notes do not have required principal payments prior to maturity on August 1, 2012. The proceeds from the issuance of the notes were utilized to repay indebtedness under the Company's $900 million Senior Secured Credit Agreement and fees paid in connection with the offering. The fair value of the notes was approximately $248 million at July 31, 2002, based on quoted market prices.

         During the third quarter of 2002, the Company incurred a non-cash debt extinguishment charge of $4.4 million related to the partial extinguishment of the $900 million Senior Secured Credit Agreement. The Company has early adopted the Financial Accounting Standard Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No.13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As such, the debt extinguishment charge has been presented as a seperate component of increase before income taxes, minority interest in consolidated subordiaries and equity in earnings of affiliates.

NOTE 8 -- FINANCIAL INSTRUMENTS

         The Company had interest rate swap agreements with an aggregate notional amount of $280 million at July 31, 2002 with various maturities through 2008. Under these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.41% over the life of the contracts. At July 31, 2002, a liability for the interest rate swap contracts, which represented their fair values at that time, in the amount of $17.9 million ($11.5 million net of tax) was recorded with an offsetting amount in accumulated other comprehensive income (loss).

         At July 31, 2002, the Company had outstanding foreign currency forward contracts in the notional amount of $23.8 million. The fair value of these contracts at July 31, 2002 resulted in a gain of $0.2 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

NOTE 9 -- CAPITAL STOCK

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

         The following table summarizes the Company's Class A and Class B common and treasury shares at the specified dates:

                               Authorized        Issued      Outstanding    Treasury
                                 Shares          Shares        Shares        Shares
                                 ------          ------        ------        ------
July 31, 2002:
--------------
Class A Common Stock           32,000,000      21,140,960     10,582,366   10,558,594
Class B Common Stock           17,280,000      17,280,000     11,772,859    5,507,141

October 31, 2001:
-----------------
Class A Common Stock           32,000,000      21,140,960     10,516,196   10,624,764
Class B Common Stock           17,280,000      17,280,000     11,822,859    5,457,141

NOTE 10 -- DIVIDENDS PER SHARE

         The following dividends per share were paid during the period indicated:

                                                Three months                 Nine months
                                               ended July 31,              ended July 31,
                                               --------------              --------------
                                            2002           2001         2002           2001
                                            ----           ----         ----           ----
Class A Common Stock                      $ 0.14            $ 0.14      $ 0.42         $ 0.40
Class B Common Stock                      $ 0.21            $ 0.21      $ 0.62         $ 0.59

NOTE 11 -- CALCULATION OF EARNINGS PER SHARE

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

         The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

                                                           Three months                  Nine months
                                                          ended July 31,                ended July 31,
                                                          --------------                --------------
                                                      2002               2001         2002            2001
                                                      ----               ----         ----            ----
Class A Common Stock:
---------------------
Basic shares                                          10,577,951      10,523,788    10,549,345     10,523,393
Assumed conversion of stock options                       64,288          39,293        77,429         29,472
                                                      ----------      ----------    ----------     ----------

Diluted shares                                        10,642,239      10,563,081    10,626,774     10,552,865
                                                      ==========      ==========    ==========     ==========

Class B Common Stock:
---------------------
Basic and diluted shares                              11,778,142      11,842,859    11,796,650     11,844,165
                                                      ==========      ==========    ==========     ==========

     There were 199,700 and 18,000 stock options that were antidilutive for the three-month and nine-month periods, respectively, ended July 31, 2002 (370,090 and 797,634 for the three-month and nine-month periods, respectively, ended July 31, 2001).

NOTE 12 -- COMPREHENSIVE INCOME

     Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income (loss), net of tax, are as follows (U.S. dollars in thousands):


                                                     Three months              Nine months
                                                    ended July 31,             ended July 31,
                                                    --------------             --------------
                                                 2002            2001        2002          2001
                                                 ----            ----        ----          ----
Net income                                     $ 7,951          $12,913     $18,673     $ 74,446
Other comprehensive (loss) income:
  Foreign currency translation adjustment       (9,841)           1,359     (12,631)        (509)
  Change in market value of interest rate
   swaps, net of tax                            (3,921)          (2,760)      1,602       (6,878)
  Minimum pension liability adjustment,
     net of tax                                     --               --         (84)          --
                                               -------          -------     -------     --------
Comprehensive (loss) income                    $(5,811)         $11,512     $ 7,560     $ 67,059
                                               =======          =======     =======     ========

NOTE 13 -- BUSINESS SEGMENT INFORMATION

     The Company operates in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

     The Company's reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion, amortization, minority interest in income of consolidated subsidiaries, equity in earnings of affiliates and debt extinguishment charge ("EBITDA"). The accounting policies of the reportable segments are the same as those described in the

     "Description of Business and Summary of Significant Accounting Policies"
note in the 2001 Annual Report on Form 10-K except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level in the United States.

     Corporate and other includes the unallocated costs associated with the Company's corporate headquarters, the Company's long-term debt and other non-segment items. During 2002, the Company changed its method for allocating corporate and other costs to its segments. All prior period information has been restated to conform to the current period presentation.

     The following segment information is presented for the periods indicated (U.S. dollars in thousands):

                                                         Three months                  Nine months
                                                        ended July 31,                ended July 31,
                                                        --------------                --------------
                                                      2002          2001           2002           2001
                                                      ----          ----           ----           ----
Net sales:
---------
Industrial shipping containers                       $342,254      $333,701      $  927,538    $   697,643
Containerboard & corrugated products                   83,964        91,790         239,694       285,090
Timber                                                  8,930        10,275          30,019        28,514
                                                     --------      --------      ----------    ----------

  Total                                              $435,148      $435,766      $1,197,251    $1,011,247
                                                     ========      ========      ==========    ==========

EBITDA:
------
Industrial shipping containers                       $ 40,458      $ 31,165      $   89,724    $   54,898
Containerboard & corrugated products                   10,577        20,716          32,314        61,443
Timber                                                  8,734         9,313          35,663       102,985
                                                     --------      --------      ----------    ----------

  Total segment                                        59,769        61,194         157,701       219,326
Restructuring charge                                       --            --              --       (11,534)
Corporate and other                                    (5,683)       (4,455)        (15,469)      (12,604)
                                                     --------      --------      ----------    ----------

  Total EBITDA                                         54,086        56,739         142,232       195,188
Depreciation, depletion and amortization              (26,303)      (23,450)        (74,896)      (57,462)
Debt extinguishment charge                             (4,390)           --          (4,390)           --
Interest expense, net                                 (13,854)      (17,047)        (40,949)      (29,265)
Foreign currency                                         (207)          445            (951)          591
                                                     --------      --------      ----------    ----------

Income before income taxes, minority
  interest in income of consolidated
  subsidiaries and equity in earnings of
  affiliates                                         $  9,332      $ 16,687      $   21,046    $  109,052
                                                     ========      ========      ==========    ==========

Depreciation, depletion and amortization:
----------------------------------------
Industrial shipping containers                       $ 16,845      $ 16,180      $   48,841    $   32,581
Containerboard & corrugated products                    5,650         5,476          16,859        16,701
Timber                                                  1,172           446           2,741         4,382
                                                     --------      --------      ----------    ----------

  Total segment                                        23,667        22,102          68,441        53,664
Corporate and other                                     2,636         1,348           6,455         3,798
                                                     --------      --------      ----------    ----------

  Total                                              $ 26,303      $ 23,450      $   74,896    $   57,462
                                                     ========      ========      ==========    ==========

                                                      July 31,       October 31,
                                                        2002            2001
                                                        ----            ----
Total assets:
-------------
Industrial shipping containers                       $1,081,652      $1,110,875
Containerboard & corrugated products                    326,043         345,155
Timber                                                  113,726         104,105
                                                     ----------      ----------

  Total segment                                       1,521,421       1,560,135
Corporate and other                                     204,786         211,053
                                                     ----------      ----------

  Total                                              $1,726,207      $1,771,188
                                                     ==========      ==========

     The following table presents net sales to external customers by geographic area (U.S. dollars in thousands):

                                     Three months               Nine months
                                    ended July 31,             ended July 31,
                                    --------------             --------------
                                  2002         2001          2002          2001
                                  ----         ----          ----          ----
North America                   $258,448     $271,895    $  727,359     $  730,888
Europe                           120,287      115,306       308,978        183,763
Other                             56,413       48,565       160,914         96,596
                                --------     --------    ----------     ----------

    Total                       $435,148     $435,766    $1,197,251     $1,011,247
                                ========     ========    ==========     ==========

     The following table presents total assets by geographic area (U.S. dollars in thousands):

                                                      July 31,          October 31,
                                                        2002               2001
                                                        ----               ----
North America                                        $1,250,108        $1,287,502
Europe                                                  345,451           319,232
Other                                                   130,648           164,454
                                                     ----------        ----------

    Total                                            $1,726,207        $1,771,188
                                                     ==========        ==========

NOTE 14 -- SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     The Senior Subordinated Notes, more fully described in Note 7 -- Long-Term Debt, are fully guaranteed, jointly and severally, by the Company's United States subsidiaries ("Guarantor Subsidiaries"). The Company's non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes ("Non-Guarantor Subsidiaries"). Presented below are summarized condensed consolidating financial statements of Greif Bros. Corporation (the "Parent"), which includes certain of the Company's operating units, the Company's United States subsidiaries ("Guarantor Subsidiaries"), the non-United States subsidiaries ("Non-Guarantor Subsidiaries") and the Company on a consolidated basis.

     These summarized condensed consolidated financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they do not provide additional information that is material to investors.

                                                                   Condensed Consolidating Balance Sheet
                                                                   -------------------------------------
                                                                              July 31, 2002
                                                                              -------------

                                                                Guarantor        Non-Guarantor
                                                Parent         Subsidiaries      Subsidiaries     Eliminations      Consolidated
                                                ------         ------------      ------------     ------------      ------------
 ASSETS
 CURRENT ASSETS
      Cash and cash equivalents              $    1,522         $     811           $ 18,831       $        --       $   21,164
      Trade accounts receivable                  35,840            88,942            144,023                --          268,805
      Inventories                                27,145            19,935             86,409                --          133,489
      Other current assets                       24,847             7,079             29,817                --           61,743
                                             ----------         ---------           --------       -----------       ----------
                                                 89,354           116,767            279,080                --          485,201
                                             ----------         ---------           --------       -----------       ----------
LONG-TERM ASSETS
      Goodwill and other intangible assets      113,459            21,931            130,275                --          265,665
      Investment in affiliates                  887,582           514,385                 --        (1,255,412)         146,555
      Other long-term assets                     40,020                --              5,126                --           45,146
                                             ----------         ---------           --------       -----------       ----------
                                              1,041,061           536,316            135,401        (1,255,412)         457,366
                                             ----------         ---------           --------       -----------       ----------

PROPERTIES, PLANTS AND EQUIPMENT, NET           259,092           276,372            248,176                --          783,640
                                             ----------         ---------           --------       -----------       ----------
                                             $1,389,507         $ 929,455           $662,657       $(1,255,412)      $1,726,207
                                             ==========         =========           ========       ===========       ==========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                       $   21,756         $  35,910           $ 79,412       $        --       $  137,078
      Short-term borrowings                          --                --             24,636                --           24,636
      Current portion of long-term debt          17,890                --                 --                --           17,890
      Other current liabilities                  11,842            30,732             69,258                --          111,831
                                             ----------         ---------           --------       -----------       ----------
                                                 51,487            66,642            173,306                --          291,435
                                             ----------         ---------           --------       -----------       ----------
LONG-TERM LIABILITIES
      Long-term debt                            629,582                --                780                --          630,362
      Other long-term liabilities               126,227            40,940             53,865                --          221,032
                                             ----------         ---------           --------       -----------       ----------
                                                755,809            40,940             54,645                --          851,394
                                             ----------         ---------           --------       -----------       ----------
MINORITY INTEREST                                    --                --              1,167                --            1,167
                                             ----------         ---------           --------       -----------       ----------
SHAREHOLDERS' EQUITY                            582,211           821,873            433,539       $(1,255,412)         582,211
                                             ----------         ---------           --------       -----------       ----------
                                             $1,389,507         $ 929,455           $662,657       $(1,255,412)      $1,726,207
                                             ==========         =========           ========       ===========       ==========

                                                             Condensed Consolidating Balance Sheet
                                                             -------------------------------------
                                                                        October 31, 2001
                                                                        ----------------

                                                                Guarantor         Non-Guarantor
                                                Parent         Subsidiaries       Subsidiaries    Eliminations      Consolidated
                                                ------         ------------       ------------    ------------      ------------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents              $    1,632         $  (6,516)          $ 34,604       $        --       $   29,720
      Trade accounts receivable                  22,591           119,660            140,731                --          282,982
      Inventories                                21,014            20,230             82,119                --          123,363
      Other current assets                       26,402            12,347             29,382                --           68,131
                                             ----------         ---------           --------       -----------       ----------
                                                 71,639           145,721            286,836                --          504,196
                                             ----------         ---------           --------       -----------       ----------
LONG-TERM ASSETS
      Goodwill and other intangible assets      116,999            23,775            129,028                --          269,802
      Investment in affiliates                  958,552           511,893              1,545        (1,327,919)         144,071
      Other long-term assets                     41,692                --             20,488           (17,898)          44,282
                                             ----------         ---------           --------       -----------       ----------
                                              1,117,243           535,668            151,061        (1,345,817)         458,155
                                             ----------         ---------           --------       -----------       ----------

PROPERTIES, PLANTS AND EQUIPMENT, NET           270,759           268,865            269,213                --          808,837
                                             ----------         ---------           --------       -----------       ----------
                                             $1,459,641         $ 950,254           $707,110       $(1,345,817)      $1,771,188
                                             ==========         =========           ========       ===========       ==========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable                       $   21,824         $  23,667           $ 67,565       $        --       $  117,117
      Short-term borrowings                          --                --             16,533                --           16,533
      Current portion of long-term debt          43,140                --                 --                --           43,140
      Other current liabilities                  10,943            34,154             75,693                --          116,729
                                             ----------         ---------           --------       -----------       ----------
                                                 75,907            57,821            159,791                --          293,519
                                             ----------         ---------           --------       -----------       ----------
LONG-TERM LIABILITIES
      Long-term debt                            653,166                --              1,208                --          654,374
      Other long-term liabilities               144,222            49,062             61,003           (17,898)         236,389
                                             ----------         ---------           --------       -----------       ----------
                                                797,388            49,062             62,211           (17,898)         890,763
                                             ----------         ---------           --------       -----------       ----------
MINORITY INTEREST                                    --                --                560                --              560
                                             ----------         ---------           --------       -----------       ----------
SHAREHOLDERS' EQUITY                            586,346           843,371            484,548        (1,327,919)         586,346
                                             ----------         ---------           --------       -----------       ----------
                                             $1,459,641         $ 950,254           $707,110       $(1,345,817)      $1,771,188
                                             ==========         =========           ========       ===========       ==========

                                                               Condensed Consolidating Statement of Operations
                                                               -----------------------------------------------
                                                                   For the three months ended July 31, 2002
                                                                   ----------------------------------------

                                                                   Guarantor   Non-Guarantor
                                                        Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                        ------    ------------  ------------   ------------  ------------
Net sales                                             $ 180,625      $ 82,715    $215,226        $ (43,418)   $ 435,148
Gain on sale of timberland                                   --         1,094          33               --        1,127
Other income (expense), net (1)                         (10,632)       11,506        (215)              --          659
                                                      ---------      --------    --------        ---------    ---------
                                                        169,993        95,315     215,044          (43,418)     436,934
                                                      ---------      --------    --------        ---------    ---------
Cost of products sold                                   149,133        64,728     174,324          (43,418)     344,767
Selling, general and administrative expenses             27,288        10,767      26,536               --       64,591
Debt extinguishment charge                                4,390            --          --               --        4,390
Interest expense (income), net                           11,755         1,411         688               --       13,854
                                                      ---------      --------    --------        ---------    ---------
                                                        192,566        76,906     201,548          (43,418)     427,602
                                                      ---------      --------    --------        ---------    ---------

      Income (loss) before income taxes, minority
         interest in income of consolidated
         subsidiaries and equity in earnings of
         affiliates                                     (22,573)       18,409      13,496               --        9,332
Income taxes                                             (8,126)        6,627       4,859               --        3,360
                                                      ---------      --------    --------        ---------    ---------
      Income (loss) before minority interest in
         income of consolidated subsidiaries and
         equity in earnings of affiliates               (14,447)       11,782       8,637               --        5,972
Minority interest in income of consolidated
   subsidiaries                                              --            --        (155)              --         (155)
Equity in earnings of affiliates                         22,398            --          19          (20,283)       2,134
                                                      ---------      --------    --------        ---------    ---------
      Net income (loss)                               $   7,951      $ 11,782    $  8,501        $ (20,283)   $   7,951
                                                      =========      ========    ========        =========    =========

(1) Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

                                                            Condensed Consolidating Statement of Operations
                                                            -----------------------------------------------
                                                                For the nine months ended July 31, 2002
                                                                ---------------------------------------

                                                                   Guarantor   Non-Guarantor
                                                        Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                        ------    ------------  ------------   ------------  ------------
Net sales                                             $ 501,178      $236,907    $572,576        $(113,410)  $1,197,251
Gain on sale of timberland                                   --         9,493         184               --        9,677
Other income (expense), net (1)                         (30,172)       33,040       1,828               --        4,696
                                                      ---------      --------    --------        ---------   ----------
                                                        471,006       279,440     574,588         (113,410)   1,211,624
                                                      ---------      --------    --------        ---------   ----------
Cost of products sold                                   410,786       187,069     473,020         (113,410)     957,465
Selling, general and administrative expenses             82,940        32,677      72,157               --      187,774
Debt extinguishment charge                                4,390            --          --               --        4,390
Interest expense (income), net                           36,554         1,936       2,459               --       40,949
                                                      ---------      --------    --------        ---------   ----------
                                                        534,670       221,682     547,636         (113,410)   1,190,578
                                                      ---------      --------    --------        ---------   ----------
      Income (loss) before income taxes,
         minority interest in income of
         consolidated subsidiaries and equity in
         earnings of affiliates                         (63,664)       57,758      26,952               --       21,046
Income taxes                                            (22,920)       20,794       9,703               --        7,577
                                                      ---------      --------    --------        ---------   ----------
      Income (loss) before minority interest in
         income of consolidated subsidiaries and
         equity in earnings of affiliates               (40,744)       36,964      17,249               --       13,469
Minority interest in income of consolidated
   subsidiaries                                              --            --        (622)              --         (622)
Equity in earnings of affiliates                         59,417            --          --          (53,591)       5,826
                                                      ---------      --------    --------        ---------   ----------
      Net income (loss)                               $  18,673      $ 36,964    $ 16,627        $ (53,591)  $   18,673
                                                      =========      ========    ========        =========   ==========

(1) Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

                                                            Condensed Consolidating Statement of Operations
                                                            -----------------------------------------------
                                                                For the three months ended July 31, 2001
                                                                ----------------------------------------

                                                                Guarantor    Non-Guarantor
                                                    Parent     Subsidiaries  Subsidiaries   Eliminations   Consolidated
                                                    ------     ------------  ------------   ------------   ------------
Net sales                                          $184,502       $91,076      $205,864       $(45,677)       $435,765
Gain on sale of timberland                               --           387            28             --             415
Other income (expense), net (1)                     (11,037)       13,026           286             --           2,275
                                                   --------       -------      --------       --------        --------
                                                    173,465       104,489       206,178        (45,677)        438,455
                                                   --------       -------      --------       --------        --------
Cost of products sold                               148,220        69,483       172,498        (45,677)        344,524
Selling, general and administrative expenses         12,619        27,955        19,622             --          60,196
Interest expense (income), net                        6,343          (375)       11,080             --          17,048
                                                   --------       -------      --------       --------        --------
                                                    167,182        97,063       203,200        (45,677)        421,768
                                                   --------       -------      --------       --------        --------
      Income before income taxes, minority
         interest in income of consolidated
         subsidiaries and equity in earnings of
         affiliates                                   6,283         7,426         2,978             --          16,687
Income taxes                                          2,373         2,805         1,125             --           6,303
                                                   --------       -------      --------       --------        --------
      Income before minority interest in income
         of consolidated subsidiaries and
         equity in earnings of affiliates             3,910         4,621         1,853             --          10,384
Minority interest in income of consolidated
   subsidiaries                                          --            --          (224)            --            (224)
Equity in earnings of affiliates                      9,003            --            42         (6,292)          2,753
                                                   --------       -------      --------       --------        --------
      Net income (loss)                            $ 12,913       $ 4,621      $  1,671       $ (6,292)       $ 12,913
                                                   ========       =======      ========       ========        ========


(1) Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

                                                                Condensed Consolidating Statement of Operations
                                                                -----------------------------------------------
                                                                    For the nine months ended July 31, 2001
                                                                    ---------------------------------------

                                                                  Guarantor      Non-Guarantor
                                                    Parent       Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                                    ------       ------------     ------------     ------------   ------------
Net sales                                          $566,287        $193,089         $354,395        $(102,524)      $1,011,247
Gain on sale of timberland                               --          78,401              273               --           78,674
Other income (expense), net (1)                     (34,040)         37,458              870               --            4,288
                                                   --------        --------         --------        ---------       ----------
                                                    532,247         308,948          355,538         (102,524)       1,094,209
                                                   --------        --------         --------        ---------       ----------
Cost of products sold                               456,061         151,447          297,679         (102,524)         802,663
Selling, general and administrative expenses         77,762          29,607           34,326               --          141,695
Restructuring costs                                  11,534              --               --               --           11,534
Interest expense (income), net                       12,714            (595)          17,146               --           29,265
                                                   --------        --------         --------        ---------       ----------
                                                    558,071         180,459          349,151         (102,524)         985,157
                                                   --------        --------         --------        ---------       ----------
      Income (loss) before income taxes,
         minority interest in income of
         consolidated subsidiaries and equity in
         earnings of affiliates                     (25,824)        128,489            6,387               --          109,052
Income taxes                                         (9,788)         48,698            2,421               --           41,331
                                                   --------        --------         --------        ---------       ----------
      Income (loss) before minority interest in
         income of consolidated subsidiaries and
         equity in earnings of affiliates           (16,036)         79,791            3,966               --           67,721
Minority interest in income of consolidated
   subsidiaries                                          --              --             (358)              --             (358)
Equity in earnings of affiliates                     90 482              --              101          (83,500)           7,083
                                                   --------        --------         --------        ---------       ----------
      Net income (loss)                            $ 74,446        $ 79,791         $  3,709        $ (83,500)      $   74,446
                                                   ========        ========         ========        =========       ==========

(1) Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

                                                                     Condensed Consolidating Statement of Cash Flows
                                                                     -----------------------------------------------
                                                                         For the nine months ended July 31, 2002
                                                                         ---------------------------------------

                                                                       Guarantor     Non-Guarantor
                                                           Parent     Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                           ------     ------------    ------------    ------------  ------------
Cash flows from operating activities:
      Net cash provided by operating activities             $  58,352     $   20,590        $  5,143        $   --    $  84,085
                                                            ---------     ----------        --------        ------    ---------
Cash flows from investing activities:
      Purchase of properties, plants and equipment             (4,389)       (23,767)        (10,649)           --      (38,805)
      Proceeds on disposals of properties, plants
        and equipment                                           6,459         10,504           1,535            --       18,498
                                                            ---------     ----------        --------        ------    ---------
      Net cash (used in) provided or investing activities       2,070        (13,263)         (9,114)                   (20,307)
                                                            ---------     ----------        --------        ------    ---------

Cash flows from financing activities:
      Proceeds from issuance of long-term debt                242,750             --              --            --      242,750
      Payments on long-term debt                             (291,584)            --         (14,145)           --     (305,729)
      Proceeds from short-term borrowings                          --             --           7,476            --        7,476
      Dividends paid                                          (11,740)            --              --            --      (11,740)
      Other, net                                                   42             --              --            --           42
                                                            ---------     ----------        --------        ------    ---------
      Net cash provided by (used in) financing activities     (60,532)            --          (6,669)           --      (67,201)
                                                            ---------     ----------        --------        ------    ---------
Effect of exchange rate changes on cash                            --             --          (5,133)           --       (5,133)
                                                            ---------     ----------        --------        ------    ---------
Net increase (decrease) in cash and cash equivalents             (110)         7,327         (15,773)           --       (8,556)
Cash and cash equivalents at beginning of year                  1,632         (6,516)         34,604            --       29,720
                                                            ---------     ----------        --------        ------    ---------
Cash and cash equivalents at end of year                    $   1,522     $      811        $ 18,831        $   --    $  21,164
                                                            =========     ==========        ========        ======    =========

                                                                     Condensed Consolidating Statement of Cash Flows
                                                                     -----------------------------------------------
                                                                         For the nine months ended July 31, 2001
                                                                         ---------------------------------------

                                                                       Guarantor     Non-Guarantor
                                                           Parent     Subsidiaries    Subsidiaries    Eliminations  Consolidated
                                                           ------     ------------    ------------    ------------  ------------
Cash flows from operating activities:
      Net cash provided by operating activities             $  64,484     $   (2,440)       $ 25,348        $   --    $  87,392
                                                            ---------     ----------        --------        ------    ---------
Cash flows from investing activities:
      Acquisitions of businesses, net of cash acquired       (595,225)       265,762          14,700            --     (314,763)
      Purchase of properties, plants and equipment            (11,681)      (111,192)         (1,562)           --     (124,435)
      Proceeds on disposals of properties, plants
        and equipment                                           3,439         82,245              --            --       85,684
                                                            ---------     ----------        --------        ------    ---------
      Net cash (used in) provided or investing activities    (603,467)       236,815          13,138            --     (353,514)
                                                            ---------     ----------        --------        ------    ---------

Cash flows from financing activities:
      Proceeds from issuance of long-term debt                760,000             --              --            --      760,000
      Payments on long-term debt                             (208,620)      (235,000)         10,424            --     (433,196)
      Payments on short-term borrowings                            --             --          (4,902)           --       (4,902)
      Dividends paid                                          (11,197)            --              --            --      (11,197)
      Other, net                                                  (48)            --              --            --          (48)
                                                            ---------     ----------        --------        ------    ---------
      Net cash provided by (used in) financing activities     540,135       (235,000)          5,522            --      310,657
                                                            ---------     ----------        --------        ------    ---------
Effect of exchange rate changes on cash                            --             --          (1,622)           --       (1,622)
                                                            ---------      ---------          ------        ------    ---------
Net increase (decrease) in cash and cash equivalents            1,152           (625)         42,386            --       42,913
Cash and cash equivalents at beginning of year                  2,956          3,669           6,763            --       13,388
                                                            ---------     ----------        --------        ------    ---------
Cash and cash equivalents at end of year                    $   4,108     $    3,044        $ 49,149        $   --    $  56,301
                                                            =========     ==========        ========        ======    =========

NOTE 15 -- RECENT ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

      In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are required for fiscal years beginning after December 15, 2001. As such, the Company will adopt SFAS No. 142 at the beginning of the 2003 fiscal year.

      The application of the non-amortization provisions of SFAS No. 142 will increase the Company's net income upon adoption. Amortization expense related to the Company's goodwill and indefinite-lived assets was $2.7 million and $2.7 million for the three-month periods ended July 31, 2002 and 2001, respectively, and $8.4 million and $6.5 million for the nine-month periods ended July 31, 2002 and 2001, respectively.

      At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Impairment or Disposal of Long-Lived Assets

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121.

      SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, or November 1, 2002 for us. The Company does not expect the adoption of this Statement to have a material impact on the results of operations or financial position.

NOTE 16 -- SUBSEQUENT EVENT

        On August 23, 2002, the Company, as U.S. borrower, and Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Amended and Restated Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company's then existing $900 million Senior Secured Credit Agreement. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. The term loan periodically reduces through its maturity date of August 23, 2009, and the revolving multicurrency credit facility matures on February 28, 2006. In connection with the Amended and Restated Senior Secured Credit Agreement, the Company anticipates recognizing a debt extinguishment loss in the fourth quarter of 2002.

        The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. In addition, the Company is limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of the Company and its U.S. subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to the loan obligations of the Company under the Amended and Restated Senior Secured Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The terms "Greif," "our company," "we," "us" and "our" as used in this discussion refer to Greif Bros. Corporation and its consolidated subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references to 2002 or 2001, or to any period of those years, relates to the fiscal year ending in that year.

Business Segments

      We operate in three business segments: Industrial Shipping Containers; Containerboard & Corrugated Products; and Timber.

      We are a leading global provider of industrial shipping container products such as steel, fibre and plastic drums, intermediate bulk containers ("IBCs"), closure systems for industrial shipping containers, and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

      We sell our containerboard, corrugated sheets and other corrugated products, and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

      We also provide our customers with a variety of value-added packaging services to complement our industrial shipping and corrugated container products, such as total supply chain management services (including on-site packaging, warehousing, outgoing logistics, inventory management, vendor management, on-site labor management and contract filling), as well as research and development, engineering and design, and testing services.

      As of July 31, 2002, we owned approximately 272,500 acres of timberland in the southeastern United States. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Recent Acquisitions

     On March 2, 2001, we acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a U.S. company, and American Flange and Manufacturing Co., Inc., a U.S. company, which are collectively referred to as "Van Leer Industrial Packaging." We acquired Van Leer Industrial Packaging for $555.0 million less the amount of certain of its debt and other obligations ($206.4 million) that were assumed by us as of the closing date. Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, IBCs and closure systems for industrial shipping containers.

     In connection with the Van Leer Industrial Packaging acquisition, we acquired a 25% interest in Socer-Embalagens, Lda. and a 40.06% interest in Balmer Lawrie-Van Leer. Socer-Embalagens reconditions used drums at its facility in Brazil and resells them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial shipping containers and plastic drums at its two facilities in India.

     The results of the operations of Van Leer Industrial Packaging are included in the consolidated financial statements since its acquisition date.

CRITICAL ACCOUNTING POLICIES

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

     A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in Item 8 of our most recent Annual Report on Form 10-K. We believe that the consistent application of these policies enable us to provide readers of the financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

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

     . Derivative Financial Instruments - We enter into interest rate swap agreements for the purpose of hedging our exposure to fluctuations in interest rates. Our interest rate swap contracts are considered cash flow hedges. We entered into interest rate swap contracts to assist us in managing our interest rate exposure. The differentials payable or receivable under these agreements are recorded as adjustments to interest expense and are included in interest receivable or payable. An asset or liability is recorded on our balance sheet for the fair value of the interest rate swap agreements. A corresponding charge or credit is reflected, net of tax, in other comprehensive income (loss).

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

     . Restructuring Liabilities - Restructuring liabilities are determined in accordance with appropriate accounting guidance, including Emerging Issues Task Force ("EITF") No. 94-3, EITF No. 95-3 and Staff Accounting Bulletin No. 100 depending upon the facts and circumstances surrounding the situation. Restructuring liabilities recorded in connection with existing and acquired businesses are further discussed in the Notes to Consolidated Financial Statements included in Item I of this Quarterly Report on Form 10-Q.

     . Pension and Postretirement Benefits - Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in the Notes to Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K. The actual results would be different using other assumptions.

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

     . Contingencies - Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe that the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

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

          We anticipate that the application of the non-amortization provisions of SFAS No. 142 will increase our net income upon adoption. Amortization expense related to our goodwill and indefinite-lived assets was $2.7 million and $2.7 million for our three-month periods ended July 31, 2002 and 2001, respectively, and $8.4 million and $6.5 million for our nine-month periods ended July 31, 2002 and 2001, respectively.

          At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

     Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in the "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995." Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

     Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. Our period-to-period comparisons have been significantly affected by our acquisition of Van Leer Industrial Packaging on March 2, 2001.

     We define EBITDA as earnings from continuing operations before interest, income taxes, depreciation, depletion, amortization, minority interest in income of consolidated subsidiaries, equity in earnings of affiliates and debt extinguishment charge. EBITDA is included in this section because it is the basis on which we assess our financial performance and allocate resources. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States, or as a measure of our company's profitability or liquidity.

THIRD QUARTER RESULTS

Overview

     Net sales were $435.1 million in the third quarter of 2002, a decrease of $0.6 million as compared to the third quarter of 2001. This decrease resulted from a $13.4 million decrease in net sales from the North American operations partially offset by $12.8 million increase in net sales from outside North America. The decrease in the North American operations was due to the Industrial Shipping Containers segment ($4.3 million decrease), the Containerboard & Corrugated Products segment ($7.8 million decrease) and the Timber segment ($1.3 million decrease). The increase in net sales from outside North America was due to favorable currency exchange rates in Europe and improved sales in Asia Pacific, which was partially offset by unstable economic conditions and currency devaluations in South America and Africa.

     EBITDA was $54.1 million for the third quarter of 2002 as compared to $56.7 million for the third quarter of 2001. The $2.6 million decrease in EBITDA was attributable to the Containerboard & Corrugated Products segment ($10.1 million decrease) the Timber segment ($0.6 million decrease), and Corporate and Other ($1.2 million decrease), which were partially offset by the Industrial Shipping Containers segment ($9.3 million increase).

Segment Review

     Industrial Shipping Containers

     The Industrial Shipping Containers segment had an increase in net sales of $8.5 million, or 2.6%, for the third quarter of 2002, as compared to the third quarter of 2001. This increase was primarily due to an increase of $12.8 million in net sales outside North America, partially offset by a decrease of $4.3 million in net sales in North America. The increase in net sales outside of North America were primarily due to favorable currency exchange rates in Europe, higher sales prices in Singapore and Malaysia resulting from higher raw material costs ($1.6 million increase), and improved volume in China and New Zealand resulting from strong demand and improved export orders ($1.1 million increase). These increases were partially offset by lower net sales in South America, in particular Argentina and Venezuela, and Africa caused by unstable economic conditions and currency devaluations. Net sales in North America were lower due to a reduction in sales volumes caused by weaker economic conditions, partially offset by improved pricing on the segment's products.

     EBITDA for Industrial Shipping Containers increased to $40.5 million for the third quarter of 2002 as compared to $31.2 million for the third quarter of 2001. The primary reasons for this increase relate to improved sales, positive contributions from the prior year consolidation plan, and other cost savings initiatives.

     Containerboard & Corrugated Products

     The Containerboard & Corrugated Products segment had a decrease in net sales of $7.8 million, or 8.5%, for the third quarter of 2002 as compared to the third quarter of 2001. This decrease in net sales was primarily due to a lower average sales price for linerboard and medium of approximately 16%, partially offset by an improvement in sales volumes. In addition, our multiwall bag operations had reduced volumes due to weaknesses in the agricultural industry.

     EBITDA for the Containerboard & Corrugated Products segment decreased to $10.6 million for the third quarter of 2002 as compared to $20.7 million for the third quarter of 2001. The decline was caused by lower net sales and higher raw material costs, especially for old corrugated containers ("OCC"), on a quarter-to-quarter comparison for this segment.

     Timber

     The Timber segment had a decrease in net sales of $1.3 million, or 13.1%, for the third quarter of 2002 as compared to the third quarter of 2001. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

     The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $1.1 million for the third quarter of 2002 as compared to $0.4 million for the third quarter of 2001.

     EBITDA for the Timber segment decreased to $8.7 million for the third quarter of 2002 as compared to $9.3 million for the third quarter of 2001. The decrease in EBITDA was primarily the result of lower timber sales.

Other Income Statement Changes
-------------------------------

     Gain on Sale of Timberland

     Gain on sale of timberland increased $0.7 million in the third quarter of 2002 as compared to the third quarter of 2001.

     Other Income, Net

     Other income, net decreased $1.6 million in the third quarter of 2002 as compared to the third quarter of 2001. The change in other income was primarily due to lower gains on the sale of facilities.

     Cost of Products Sold

     The cost of products sold, as a percentage of net sales, increased to 79.2% in the third quarter of 2002 from 79.1% in the third quarter of 2001. The increase was primarily due to weakening in the Containerboard & Corrugated Products segment, which was affected by increased raw material costs, especially OCC, without a corresponding increase in sales prices, and lower Timber segment sales, which had a very low cost associated with them. The increase was partially offset by an overall improvement in the Industrial Shipping Containers segment, which resulted from improved operating efficiencies and lower raw material costs.

     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses increased to $64.6 million (14.8% of net sales) in the third quarter of 2002 as compared to $60.2 million (13.8% of net sales) in the third quarter of 2001. The $4.4 million increase was primarily due to higher employee benefit costs and certain non-recurring costs related to our organizational improvement initiatives and on-going reorganization activities.

     Debt Extinguishment Charge

     As further described in the "Borrowing Arrangements" section below, we recorded a debt extinguishment charge of $4.4 million during the third quarter of 2002.

     Interest Expense, Net

     Interest expense, net decreased to $13.9 million during the third quarter of 2002 as compared to $17.0 million in the third quarter of 2001. The increase was primarily due to lower average debt outstanding of $671.2 million during the third quarter of 2002 as compared to $773.3 million during the third quarter of 2001. In addition, average interest rates were lower during the third quarter of this year compared to the same period last year.

     Income Taxes

     The effective tax rate decreased to 36.0% for the third quarter of 2002 as compared to 37.8% in the third quarter of 2001, primarily as a result of a change in the mix of income outside North America.

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

     Equity in Earnings of Affiliates

     Equity in earnings of affiliates decreased to $2.1 million for the third quarter of 2002 as compared to $2.8 million in the third quarter of 2001. This income represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer.

     Net Income and Earnings Per Share

     Based on the foregoing, net income decreased $4.9 million, or 38.4%, to $8.0 million for the third quarter of 2002 from $12.9 million in the third quarter of 2001. Diluted earnings per share were $0.28 and $0.42 for the Class A and Class B Common Stock, respectively, in the third quarter of 2002 compared with $0.46 and $0.68 for the Class A and Class B Common Stock, respectively, in the third quarter of 2001.

YEAR-TO-DATE RESULTS

Overview

     Net sales increased to $1,197.3 million, an increase of 18.4%, in the first nine months of 2002 from $1,011.2 million in the first nine months of 2001. This increase resulted from a $189.5 million increase in net sales from outside North America, partially offset by a $3.5 million decrease in net sales from the North American operations. The decrease in the North American operations was due to lower net sales in the Containerboard & Corrugated Products segment ($45.4 million decrease), which were partially offset by the Industrial Shipping Containers segment ($40.4 million increase) and the Timber segment ($1.5 million increase). The higher net sales in the North American operations of the Industrial Shipping Containers segment, as well as the higher net sales outside North America, were primarily due to the inclusion of Van Leer Industrial Packaging sales volume for nine months in 2002 compared to five months in 2001.

     EBITDA was $142.2 million for the first nine months of 2002 as compared to $206.7 million, before the $11.5 million second quarter restructuring charge, for the first nine months of 2001. The $64.5 million decrease in EBITDA was attributable to lower gains on the sale of timberland ($69.0 million decrease) and the Containerboard & Corrugated Products segment ($29.1 million decrease), which were partially offset by the inclusion of the Van Leer Industrial Packaging operations and higher timber sales.

Segment Review

     Industrial Shipping Containers

     The Industrial Shipping Containers segment had an increase in net sales of $229.9 million, or 33.0%, for the first nine months of 2002 as compared to the first nine months of 2001. This increase was primarily due to an increase of $189.5 million in net sales outside North America and an increase of $40.4 million in net sales in North America due to additional sales volume from the inclusion of nine months of the Van Leer Industrial Packaging operating results in 2002 compared to five months in 2001. A decrease in customer demand, particularly in the chemical industry, partially offset this increase in net sales.

     EBITDA for Industrial Shipping Containers increased to $89.7 million for the first nine months of 2002 as compared to $54.9 million, before the $11.5 million second quarter restructuring charge, for the first nine months of 2001. The primary reasons for this increase relate to improved sales volumes as a result of the Van Leer Industrial Packaging acquisition, lower raw materials as a percentage of net sales, and positive contributions from the prior year consolidation plan.

     Containerboard & Corrugated Products

     The Containerboard & Corrugated Products segment had a decrease in net sales of $45.4 million, or 15.9%, for the first nine months of 2002 as compared to the first nine months of 2001. This decrease in net sales was primarily due to lower customer demand, consistent with the industry, for corrugated containers and containerboard due to continued weakness in the U.S. economy. Lower average sales price for linerboard and medium also affected net sales during the first nine months of 2002 as compared to the first nine months of 2001.

     EBITDA for the Containerboard & Corrugated Products segment decreased to $32.3 million for the first nine months of 2002 as compared to $61.4 million for the first nine months of 2001. Improved operating efficiencies partially offset the decline caused by lower net sales for this segment.

     Timber

     The Timber segment had an increase in net sales of $1.5 million, or 5.3%, for the first nine months of 2002 as compared to the first nine months of 2001. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

     The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $9.5 million for the first nine months of 2002 as compared to $78.4 million for the first nine months of 2001. See "Timberland Transactions" below.

     EBITDA for the Timber segment decreased to $35.7 million for the first nine months of 2002 as compared to $103.0 million for the first nine months of 2001. The decrease in EBITDA was primarily the result of the significant gain on sale of timberland in the prior period slightly offset by higher timber sales.

Other Income Statement Changes
------------------------------

     Gain on Sale of Timberland

     Gain on sale of timberland decreased $69.0 million in the first nine months of 2002 as compared to the first nine months of 2001 primarily due to the timberland sales described in the "Timberland Transactions" section below.

     Other Income, Net

     Other income, net increased $0.4 million in the first nine months of 2002 as compared to the first nine months of 2001. The change in other income was primarily due to additional gains on the sale of facilities.

     Cost of Products Sold

     The cost of products sold, as a percentage of net sales, increased to 80.0% in the first nine months of 2002 from 79.4% in the first nine months of 2001. The increase was primarily due to weakening in the Containerboard & Corrugated Products segment, which was affected by increased raw material costs, especially OCC, without a corresponding increase in sales prices. The increase was partially offset by an overall improvement in the Industrial Shipping Containers segment, which resulted from improved operating efficiencies and lower raw material costs, and higher Timber segment sales, which had very low cost associated with them.

     Selling, General and Administrative Expenses

     SG&A expenses increased to $187.8 million (15.7% of net sales) in the first nine months of 2002 as compared to $141.7 million (14.0% of net sales) in the first nine months of 2001. The $46.1 million increase was primarily due to additional SG&A expenses related to Van Leer Industrial Packaging, including $2.8 million of additional amortization expense related to the goodwill and other intangible assets. SG&A expenses, as a percentage of net sales, primarily increased as a result of lower sales volumes, on a comparable structure basis, for Industrial Shipping Containers and lower net sales in the Containerboard & Corrugated Products segment. In addition, the year-to-date results were impacted by higher employee benefit costs and certain non-recurring costs related to our organizational improvement initiatives and on-going reorganization activities.

     Debt Extinguishment Charge

     As further described in the "Borrowing Arrangements" section below, we recorded a debt extinguishment charge of $4.4 million during the third quarter of 2002.

     Restructuring Charge

     As further described in the "Restructuring Charge" section below, we recognized a restructuring charge of $11.5 million during the second quarter of 2001.

     Interest Expense, Net

     Interest expense, net increased to $40.9 million during the first nine months of 2002 as compared to $29.3 million in the first nine months of 2001. The increase was primarily due to higher average debt outstanding of $689.7 million during the first nine months of 2002 as compared to $500.0 million during the first nine months of 2001. The increase in average debt outstanding was primarily the result of borrowings made in connection with the Van Leer Industrial Packaging acquisition. Because the acquisition occurred on March 2, 2001, the acquisition related debt was outstanding for only five months in 2001 as compared to nine months in 2002.

     Income Taxes

     The effective tax rate decreased to 36.0% for the first nine months of 2002 as compared to 37.9% in the first nine months of 2001, primarily as a result of a change in the mix of income outside North America.

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

     Equity in Earnings of Affiliates

     Equity in earnings of affiliates decreased to $5.8 million for the first nine months of 2002 as compared to $7.1 million in the first nine months of 2001. This income represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer.

     Net Income and Earnings Per Share

     Based on the foregoing, net income decreased $55.8 million, or 74.9%, to $18.7 million for the first nine months of 2002 from $74.4 million in the first nine months of 2001. Diluted earnings per share were $0.66 and $0.99 for the Class A and Class B Common Stock, respectively, in the first nine months of 2002 compared with $2.63 and $3.94 for the Class A and Class B Common Stock, respectively, in the first nine months of 2001.

Restructuring Charge

     During the second quarter of 2001, we approved a plan to consolidate some of our locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and to improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing company-owned plastic drum and steel drum plants were identified to be closed. These plants are located in North America. In addition, certain redundant administrative functions were identified to be eliminated. As a result of this plan, during the second quarter of 2001, we recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 250 employees) and a $3.5 million loss on disposal of equipment and facilities. We have sold or are in the process of selling these six company-owned facilities.

     In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan described in the preceding paragraph, five facilities purchased as part of that acquisition have been or will be closed. These facilities are owned by subsidiaries of the Company. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have been or will be eliminated. Accordingly, we recognized a $19.7 million restructuring liability in our purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The liability consisted of $16.5 million in employee separation costs (approximately 300 employees) and $3.2 million in other exit costs. We have sold or are in the process of selling these company-owned facilities.

     We expect to complete these restructuring activities during 2002. We have incurred additional costs of $0.8 million and $1.7 million in the third quarter of 2002 and 2001, respectively, and $4.3 million and $2.0 million for the nine months ended July 31, 2002 and 2001, respectively, and will continue to incur additional costs during the remainder of 2002 related to the relocation of machinery, employees and other reorganization activities, all of which have been or will be charged to the results of operations. We believe that upon the completion of the consolidation plan, positive contributions to earnings on an annualized basis from these actions will be approximately $27.5 million.

Timberland Transactions

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

     In a separate transaction in December 2000, we purchased certain pine timberland for $42.8 million. In a related agreement, we purchased other pine timberland for $43.1 million in March 2001. A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

     For tax purposes, these sale and purchase transactions were treated as like-kind exchanges pursuant to Section 1031 of the Internal Revenue Code, which resulted in a deferral of the tax gain on the sale transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity are operating cash flows, borrowings under our $900 million Senior Secured Credit Agreement and proceeds from our Senior Subordinated Notes, discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows and borrowings under our Amended and Restated Senior Credit Agreement will be sufficient to fund our working capital, capital expenditure, debt repayment and other liquidity needs for the foreseeable future.

Investments in Business Expansion

     Capital expenditures were $29.9 million, excluding $8.9 million of timber property purchases, during the nine-month period ended July 31, 2002, and $35.8 million, excluding $88.6 million of timber property purchases, during the nine-month period ended July 31, 2001.

     We have approved future capital expenditures of approximately $21 million through July 31, 2003. These expenditures are primarily to replace and improve equipment and to continue implementation of a new management information system.

Balance Sheet Changes

     The reduction in trade accounts receivable was due to lower net sales in the third quarter of 2002 compared to the fourth quarter of 2001.

     Inventories were higher primarily due to the increases in our raw material costs and the build up of inventory related to our agricultural markets.

     The increase in accounts payable was due to higher raw material costs and the timing of payments made to our suppliers.

     Accrued payrolls and employee benefits were higher at July 31, 2002 as compared to October 31, 2001 as a result of the increase in these costs as well as timing of our payments.

     The restructuring reserves decreased as a result of plant closings and other reorganization costs. See "Restructuring Charge" section above.

     The reduction in total debt was due to the repayment of amounts borrowed under our existing $900 million Senior Secured Credit Agreement, partially offset by the issuance of $250 million Senior Subordinated Notes. See "Borrowing Arrangements" section below.

     The decrease in other long-term liabilities was primarily due to a lower liability related to the swap contracts on our existing $900 million Senior Secured Credit Agreement, the timing of payments on workers' compensation, and other changes not individually significant.

Borrowing Arrangements

     Long-term debt is summarized as follows (U.S. dollars in thousands):

                                                          July 31,   October 31,
                                                            2002        2001
                                                            ----        ----

$900 million Senior Secured Credit Agreement             $ 399,507    $ 696,306
8 7/8% Senior Subordinated Notes                           247,965           --
Other debt                                                     780        1,208
                                                         ---------    ---------
                                                           648,252      697,514
Less current portion                                       (17,890)     (43,140)
                                                         ---------    ---------

                                                         $ 630,362    $ 654,374
                                                         =========    =========

$900 million Senior Secured Credit Agreement

     On March 2, 2001, we entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the $900 million Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under our then existing revolving credit facility. The $900 million Senior Secured Credit Agreement provides for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. At July 31, 2002, there was $106 million available under the $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes.

Amended and Restated Senior Secured Credit Agreement

     On August 23, 2002, we entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Amended and Restated Senior Secured Credit Agreement was used to refinance amounts outstanding under our then existing $900 million Senior Secured Credit Agreement. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. The term loan periodically reduces through its maturity date of August 23, 2009, and the revolving multicurrency credit facility matures on February 28, 2006. In connection with the Amended and Restated Senior Secured Credit Agreement, we anticipate recognizing a debt extinguishment loss in the fourth quarter of 2002.

     The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. In addition, we are limited with respect to the incurrence of additional debt. The repayment of this facility is secured by a first lien on substantially all of our personal property and certain of the real property and our U.S. subsidiaries and, in part, by the capital stock of the foreign borrowers and any intercompany notes payable to them. Standard & Poor's and Moody's Investors Service have assigned a "BB" rating and a "Ba3" rating, respectively, to our loan obligations under the Amended and Restated Senior Secured Credit Agreement.

8 7/8% Senior Subordinated Notes

     On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving gross proceeds of approximately $248.0 million before expenses. Interest on the notes is payable semi-annually at the annual rate of 8 7/8%. The notes do not have required principal payments prior to maturity on August 1, 2012. The proceeds from the issuance of the notes were utilized to repay indebtedness under our $900 million Senior Secured Credit Agreement and fees paid in connection with the offering. The fair value of the notes was approximately $248 million at July 31, 2002, based on quoted market prices.

During the third quarter of 2002, we incurred a non-cash debt extinguishment charge of $4.4 million related to the partial extinguishment of the $900 million Senior Secured Credit Agreement. We have early adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As such, the debt extinguishment charge has been presented as a component of income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates.

Contractual Obligations

     As of July 31, 2002, we had the following contractual obligations (U.S. dollars in millions):

                                                            Payments Due By Period
                                            -----------------------------------------------------
                                            Less than
                                  Total      1 year     1-3 years     4-5 years     After 5 years
                                  -----      ------     ---------     ---------     -------------
Long-term debt                    $ 652       $ 18         $ 50         $ 123           $ 461
Short-term borrowings                25         25           --            --              --
Non-cancelable
  operating leases                   32          4           12             5              11
                                  -----       ----         ----         -----           -----

Total contractual cash
  obligations                     $ 709       $ 47         $ 62         $ 128           $ 472
                                  =====       ====         ====         =====           =====

Share Repurchase Program

     In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first nine months of 2002, we repurchased 50,000 shares of Class B Common Stock. As of July 31, 2002, we had repurchased 644,410 shares, including 415,476 shares of Class A Common Stock and 228,934 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through July 31, 2002 was $18.7 million.

RECENT ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets
------------------------------------

     In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are required for fiscal years beginning after December 15, 2001. As such, we will adopt SFAS No. 142 at the beginning of our 2003 fiscal year.

     The application of the non-amortization provisions of SFAS No. 142 will increase our net income upon adoption. Amortization expense related to our goodwill and indefinite-lived assets was $2.7 million and $2.7 million for our three-month periods ended July 31, 2002 and 2001, respectively, and $8.4 million and $6.5 million for our nine-month periods ended July 31, 2002 and 2001, respectively.

     At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Impairment or Disposal of Long-Lived Assets
-------------------------------------------

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to Statement No. 121.

     SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, or November 1, 2002 for us. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "project," "believe" or "continue" or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to: general economic and business conditions, including a prolonged or substantial economic downturn; changing trends and demands in the industries in which we compete, including industry over-capacity; industry competition; the continuing consolidation of our customer base for our containerboard and corrugated products; political instability in those foreign countries where we manufacture and sell our products; foreign currency fluctuations and devaluations; availability and costs of raw materials for the manufacture of our products, particularly steel and resin, and price fluctuations in energy costs; costs associated with litigation or claims against us pertaining to environmental, safety and health, product liability and other matters; work stoppages and other labor relations matters; the frequency and volume of sales of our timber and timberland; and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in our Annual Report on Form 10-K for the year ended October 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.)   Exhibits

            Exhibit No.   Description of Exhibit
            -----------   ----------------------

               99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b.)   Reports on Form 8-K.

            No events occurred during the third quarter of 2002 requiring a Current report of form 8-K to be filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereto duly authorized.

                                           Greif Bros. Corporation
                                           ------------------------------
                                           (Registrant)

Date: September 12, 2002                   /s/ Donald S. Huml
      -----------------------              ------------------------------
                                           Donald S. Huml
                                           Chief Financial Officer
                                           (Duly Authorized Signatory)

                                 CERTIFICATIONS

     I, Michael J. Gasser, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greif Bros. Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002                   /s/ Michael J. Gasser
      ------------------                   ---------------------------
                                           Michael J. Gasser, Chairman
                                           and Chief Executive Officer
                                           (Principal executive officer)

--------------------------------------------------------------------------------

     I, Donald S. Huml, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greif Bros. Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 12, 2002                   /s/ Donald S. Huml
      ------------------                   -------------------------------------
                                           Donald S. Huml, Chief Financial
                                           Officer (Principal financial officer)

                             GREIF BROS. CORPORATION

                                    Form 10-Q
                    For Quarterly Period Ended July 31, 2002

                                  EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------

   99.1          Certification for Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   99.2          Certification for Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002