Form 10-K
period 2002-10-31
GREIF BROTHERS CORP
filed 2003-01-24
CIK 43920

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002
Commission File Number 1-566

GREIF BROS. CORPORATION
(Exact name of Registrant as specified in its charter)

State of Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)

740-549-6000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	New York Stock Exchange
Class B Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
8 7/8% Senior Subordinated Notes due 2012

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 9, 2003 was $76,194,222.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 9, 2003 was as follows:

Class A Common Stock - 10,562,366
Class B Common Stock - 11,757,859

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1.
The Registrant’s Proxy Statement for use in connection with the Annual Meeting of Shareholders to be held on February 24, 2003, portions of which are incorporated by reference into Part III of this Form 10-K, which Proxy Statement will be filed within 120 days of October 31, 2002.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Form 10-K of Greif Bros. Corporation and subsidiaries (the “Company”) or incorporated herein, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company’s actual results to differ materially from those projected, see Item 7—Forward-Looking Statements; Certain Factors Affecting Future Results. Except to the limited extent required by applicable law, the Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.    Business

(a)	General Development of Business

General

The Company is a leading global producer of industrial shipping containers with manufacturing facilities located in over 40 countries. The Company offers a comprehensive line of industrial shipping container products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial shipping containers, and polycarbonate water bottles, which are complemented with a variety of value-added services. The Company’s global presence and full range of products uniquely position it to offer its customers a single source for their packaging needs and to be responsive to global market changes. The Company also produces containerboard and value-added corrugated products for niche markets in the United States and Canada. The Company owns timberland in the southeastern United States and Canada which it cuts and sells to third parties, as well as manages to maximize long-term value. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

Item 1.    Business (continued)

The Company’s history goes back to 1877 when its predecessor manufactured wooden barrels, casks and kegs to transport post-Civil War U.S. goods nationally and internationally. The Company was incorporated as a Delaware corporation in 1926.

Recent Acquisitions and Joint Ventures

Van Leer Industrial Packaging.    In March 2001, the Company acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a U.S. company, and American Flange & Manufacturing Co., Inc., a U.S. company, which are collectively referred to as “Van Leer Industrial Packaging.” The Company acquired Van Leer Industrial Packaging for $555.0 million less the amount of certain of its debt and other obligations ($206.4 million) that were assumed by the Company as of the closing date. Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, IBCs and closure systems for industrial shipping containers.

In connection with the Van Leer Industrial Packaging acquisition, the Company acquired a 25% interest in Socer-Embalagens, Lda. and a 40.06% interest in Balmer Lawrie-Van Leer. Socer-Embalagens reconditions used drums at its facility in Portugal and resells them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial shipping containers at its two facilities in India.

Great Lakes and Trend Pak.    In April 1999, the Company purchased Great Lakes Corrugated Corp. (“Great Lakes”) and Trend Pak, Inc. (“Trend Pak”) for $20.8 million. Great Lakes manufactures corrugated containers in Toledo, Ohio. Trend Pak adds foam and other packaging materials to corrugated containers manufactured by Great Lakes.

Intermediate Bulk Container Business.    In January 1999, the Company purchased the assets constituting the IBC business of Sonoco Products Company (“Sonoco”) for $38.0 million. This business included one location in Lavonia, Georgia.

CorrChoice Joint Venture.    In November 1998, the Company entered into a joint venture agreement to form CorrChoice, Inc. (“CorrChoice”) with the then two shareholders of RDJ Holdings Inc. (“RDJ”), which owned one-half of the outstanding stock of Ohio Packaging Corporation (“OPC”), and the then minority shareholder (the “Minority Shareholder”) of a subsidiary of OPC. CorrChoice manufactures corrugated sheets at seven locations in Georgia, Kentucky, Michigan, North Carolina and Ohio. The Company sells containerboard to CorrChoice, which it uses to produce corrugated sheets, and the Company purchases corrugated sheets from CorrChoice, with all transactions effected at prevailing market prices. Under the terms of the joint venture agreement, the Company contributed to CorrChoice all of its

Item 1.    Business (continued)

stock of Michigan Packaging Company and OPC in exchange for 63.24% of the outstanding stock of CorrChoice. In addition, under the terms of that joint venture agreement, the two shareholders of RDJ contributed all of their stock of RDJ and the Minority Shareholder contributed his stock in the subsidiary of OPC in exchange for an aggregate 36.76% of the outstanding stock of CorrChoice. In connection with the joint venture agreement, the Company entered into a voting agreement under which it can elect one-half of CorrChoice’s board of directors, and therefore, the Company does not control CorrChoice. CorrChoice has been, and is expected to continue to be, self-supporting. Under certain circumstances, the Company may purchase, or be required to purchase, the other parties’ interest in CorrChoice, or the Company may be required to sell its interest to the other parties, at a price determined in the manner described in the relevant agreement.

The joint venture agreement and related agreements contain certain covenants and restrictions on certain business activities. These restrictions have not affected the Company’s business or operations in any material respect and have not prevented the Company from pursuing any business opportunities that it desired to pursue.

Industrial Containers Business.    In March 1998, the Company acquired the industrial containers business of Sonoco by purchasing all of the outstanding shares of KMI Continental Fibre Drum, Inc., a Delaware corporation (“KMI”), Sonoco Plastic Drum, Inc., an Illinois corporation (“SPD”), GBC Holding Co., a Delaware corporation (“GBC Holding”) and Fibro Tambor, S.A. de C.V., a Mexican corporation (“Fibro Tambor”), and the membership interest of Sonoco in Total Packaging Systems of Georgia, LLC, a Delaware limited liability company (“TPS”), for $182.9 million. KMI, SPD, GBC Holding, Fibro Tambor, TPS and their respective subsidiaries were in the business of manufacturing and selling plastic and fibre drums principally in the United States and Mexico and refurbishing and reconditioning plastic drums principally in the United States and Mexico.

(b)	Financial Information about Segments

The Company operates in three business segments: Industrial Packaging & Services (formerly Industrial Shipping Containers); Paper, Packaging & Services (formerly Containerboard & Corrugated Products); and Timber. Information related to each of these segments is included in Note 14 to the Consolidated Financial Statements on pages 77-80 of this Form 10-K, which Note is part of the consolidated financial statements contained in Item 8 of this Form 10-K, and which is incorporated herein by reference.

(c)	Narrative Description of Business

Products and Services

In the Industrial Packaging & Services segment, the Company offers a comprehensive line of industrial shipping container products,

Item 1.    Business (continued)

such as steel, fibre and plastic drums, intermediate bulk containers (“IBCs”), closure systems for industrial shipping containers, and polycarbonate water bottles. The Company sells its industrial shipping container products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Paper, Packaging & Services segment, the Company sells containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. The Company’s full line of industrial and consumer multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

The Company also provides its customers with a variety of value-added packaging services to complement its industrial containers and corrugated products, such as total supply chain management services (including warehousing, outgoing logistics, inventory management, vendor management, on-site labor management and contract filling), as well as research and development, engineering and design and testing services.

In the Timber segment, the Company is focused on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields on its timberland. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. As of October 31, 2002, the Company owned approximately 276,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada.

Customers

Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company’s sales, no one customer is considered principal in the total operation of the Company.

Backlog

The business of the Company is not seasonal to any significant extent. Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only

Item 1.    Business (continued)

limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

Competition

The markets in which the Company sells its products are highly competitive and comprised of many participants. Although no single company dominates, the Company faces significant competitors in each of its businesses. The Company’s competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations caused by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

In the industrial shipping containers industry, the Company competes by offering a comprehensive line of products on a global basis. In the paper, packaging and services industry, the Company competes by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years the Company has closed higher cost facilities and otherwise restructured its operations, which it believes has significantly improved its cost competitiveness.

Environmental Matters; Governmental Regulations

The Company’s operations are subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, the Company is subject to periodic environmental inspections and monitoring by governmental enforcement authorities. In addition, the Company’s production facilities require environmental permits that are subject to revocation, modification and renewal.

Based on current information, the Company believes that the probable costs of the remediation of company-owned property and response costs under the Comprehensive Environmental Response, Compensation and Liability Acts of 1980 and similar state laws will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2002.

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

Item 1.    Business (concluded)

Raw Materials

Steel, resin and paper are the principal raw materials for the Industrial Packaging & Services segment, and pulpwood, waste paper for recycling, and paper are the principal raw materials for the Paper, Packaging & Services segment. The Company satisfies virtually all of its needs for these raw materials through purchases on the open market or under short-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. From time to time, some of these raw materials have been in short supply, but to date these shortages have not had a significant effect on the Company’s operations.

Research and Development

While research and development projects are important to the Company’s continued growth, the amount expended in any year is not material in relation to the results of operations of the Company.

The Company’s business is not materially dependent upon patents, trademarks, licenses or franchises.

Employees

As of October 31, 2002, the Company had approximately 9,800 employees. A majority of the Company’s North American employees are represented by collective bargaining units. The Company believes that its employee relations are generally good.

(d)	Financial Information about Geographic Areas

The Company’s operations are primarily located in North America, Europe and various other regions. Information related to each of these areas is included in Note 14 to the Consolidated Financial Statements, on pages 78-80 of this Form 10-K, which Note is part of the consolidated financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

Item 2.    Properties

The following are the Company’s principal locations and the products manufactured at such facilities or the use of such facilities. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements and consolidations of its properties as the Company’s business continues to expand.

Location	Products Manufactured
INDUSTRIAL PACKAGING & SERVICES:
Argentina:
San Juan	Plastic drums
San Fernando del Valle	Steel drums
Tigre	Steel drums, plastic drums and other

Australia:
Altona North	Steel drums, plastic drums, intermediate bulk containers and other
Brisbane	Steel drums and other
Eagle Farm (1)	Life cycle services
Marayong	Plastic drums and other
Penrith (2)	Closures
Perth	Steel drums, plastic drums and other
Seven Hills	Steel drums and other

Belgium:
Lier (22)	Steel drums, plastic drums and other

Brazil:
Aratu	Steel drums
Araucaria	Closures
Esteio	Steel drums
Manaus (3)	Plastic drums
Rio de Janeiro	Steel drums
São Paulo	Steel drums, plastic drums and other

Canada:
Alberta:
Lloydminster	Fibre drums, steel drums and plastic drums
Ontario:
Belleville	Plastic drums
Milton	Fibre drums
Oakville	Steel drums
Stoney Creek	Fibre drum parts
Stoney Creek	Steel drums
Stoney Creek	Fibre drum parts

Quebec:
La Salle	Fibre drums
Maple Grove	Wooden pallets

Item 2.    Properties (continued)

Location	Products Manufactured
Chile:
Santiago	Steel drums

China:
Ningbo	Steel drums
Liu Jia Gang Town	Steel drums

Columbia:
Bogotá (4)	Steel drums, plastic drums and other
Cartagena	Steel drums and plastic drums

Costa Rica:
San José (5)	Steel drums

Czech Republic:
Usi nad Labem	Steel drums

Denmark:
Roskilde	Fibre drums

Egypt:
Sadat City	Steel drums

France:
Autheuil Authouilet (38)	Fibre drums, plastic drums and distribution center
Gare de Corréze	Distribution Center
Le Grand-Quevilly Cedex (6)	Other
Le Grand-Quevilly Cedex (12)	Steel drums, intermediate bulk containers, closures and distribution center

Germany:
Attendorn	Steel drums
Haan (7)	Closures distribution center
Hamburg-Freihafen (8)	Steel drums
Köln-Lövenich	Fibre drums, steel drums and other
Monzingen	Plastic drums

Greece:
Mandra-Attikis	Steel drums

Guatemala:
Amatitlán	Steel drums

Hungary:
Almásfüsitö	Steel drums

Italy:
Melzo	Fibre drums, steel drums and plastic drums
Salzano	Steel drums

Item 2.    Properties (continued)

Location	Products Manufactured
Jamaica:
Kingston	Distribution center

Kenya:
Mombasa (9)	Steel drums, plastic drums and other

Malaysia:
Petaling Jaya	Steel drums, plastic drums and other

Mexico:
Cuernavaca	Steel drums, fibre drums
Naucalpan de Juarez	Plastic drums

Morocco:
Casablanca	Steel drums and plastic bottles

Mozambique:
Maputo (38)	Steel drums, plastic bottles and other

Netherlands:
Amstelveen	General office
Amsterdam	Closures
Europoort (10)	Steel drums and research center
Vreeland	Fibre drums, steel drums and other

New Zealand:
Auckland (38)	Intermediate bulk containers

Nigeria:
Kaduna	Steel drums
Koko	Steel drums
Lagos (11)	Steel drums, plastic drums and other

Philippines:
Rizal (14)	Steel drums, plastic drums

Poland:
Rybnik	Steel drums and other

Portugal:
Póvoa de Santa Iria	Steel drums

Russia:
Beloyarsk (14)	Steel drums
Moscow	Other
Volgograd	Steel drums

Singapore:
Singapore	Steel drums
Singapore (15)	Distribution center

Item 2.    Properties (continued)

Location	Products Manufactured
South Africa:
Eppingdust	Steel drums
Ladysmith	Plastic drums
Mobeni	Steel drums, closures and other
Port Elizabeth (38)	Distribution center
Vanderbijlpark	Steel drums and other

Spain:
Reus (Tarragona)	Steel drums, distribution center and other

Sweden:
Perstorp	Fibre drums and warehouse
Västerhäninge (16)	Steel drums

Turkey:
Kocaeli	Steel drums and other

United Kingdom:
Burton-on-Trent	Steel drums and other
Deeside (17)	Closures and other
Ellesmere Port	Steel drums
Ellesmere Port	Fibre drums, plastic drums and other
Hull	Steel drums
Kingston-Upon-Hull (38)	Plastic drums

Uruguay:
Las Piedras (18)	Steel drums and plastic drums

Venezuela:
Punto Fijo	Steel drums
Valencia	Steel drums, plastic drums and other

Zimbabwe:
Harare	Steel drums, plastic drums and other

United States:
Alabama:
Creola (39)	Fibre drums

Arkansas:
Batesville (38)	Fibre drums

California:
Fontana (39)	Steel drums
La Palma (39)	Fibre drums
Merced (39)	Steel drums
Morgan Hill (39)	Fibre drums
Ontario (13)	Distribution center

Item 2.    Properties (continued)

Location	Products Manufactured
Colorado:
Denver (19)	Distribution center

Connecticut:
Windsor Locks (20)	Fibre drums

Georgia:
Lawrenceville (39)	Intermediate bulk containers
Lavonia (39)	Intermediate bulk containers
Lithonia (39)	Fibre drums and laminator

Illinois:
Alsip (39)	Steel drums
Bradley (21)	Plastic drums
Bradley (38)	Other
Carol Stream (39)	Closures
Lockport (39)	Plastic drums
Lombard (23)	Research center
Naperville (24)	Fibre drums

Kansas:
Kansas City (25)	Fibre drums
Winfield	Steel drums

Kentucky:
Florence (39)	Steel drums
Mount Sterling (39)	Plastic drums

Massachusetts:
Mansfield	Fibre drums and plastic drums

Michigan:
Midland (26)	Distribution center
Taylor	Fibre drums

Minnesota:
Minneapolis	Fibre drums

Mississippi:
Canton (38)	Steel drums

Missouri:
Wright City (27)	Fibre drums

New Jersey:
Englishtown (28)	Fibre drums
Spotswood	Fibre drums
Teterboro	Fibre drums

Item 2.    Properties (continued)

Location	Products Manufactured
New York:
Tonawanda (39)	Fibre drums

North Carolina:
Bladenboro	Steel drums
Charlotte (29)	Fibre drums

Ohio:
Greenville (39)	Steel drums
Van Wert (39)	Fibre drums

Pennsylvania:
Aston (39)	Fibre drums
Stroudsburg	Steel parts
Warminster (32)	Steel drums
West Hazleton (31)	Plastic drums

Tennessee:
Kingsport	Fibre drums

Texas:
Haltom City (39)	Fibre drums
Houston (33)(39)	Fibre drums
Houston (34)(39)	Plastic drums
La Porte (39)	Steel drums
La Porte (39)	Steel drums

West Virginia:
Culloden (35)	Fibre drums

PAPER, PACKAGING & SERVICES:
United States:
California:
Stockton (39)	Corrugated honeycomb

Georgia:
Macon	Corrugated honeycomb

Illinois:
Centralia (39)	Corrugated containers and sheets
Oreana	Corrugated containers
Posen	Corrugated honeycomb
Quincy (38)	Distribution center

Indiana:
Ferdinand (38)	Corrugated containers

Item 2.    Properties (continued)

Location	Products Manufactured
Kentucky:
Louisville (39)	Corrugated containers
Winchester	Corrugated containers
Winchester (38)	Distribution center

Michigan:
Canton	Distribution center
Roseville (39)	Corrugated containers

Minnesota:
Rosemount (39)	Multiwall bags

Nebraska:
Omaha (39)	Multiwall bags

Ohio:
Fostoria (39)	Corrugated containers
Massillon (39)	Containerboard
Tiffin	Corrugated containers
Toledo (30)	Corrugated containers
Toledo (39)	Corrugated containers
Zanesville (39)	Corrugated containers and sheets
Zanesville (39)	Distribution center

Pennsylvania:
Reno (37)	Corrugated containers
Hazelton	Corrugated honeycomb
Washington (39)	Corrugated containers and sheets
Washington (38)	Distribution center

Texas:
Waco	Corrugated honeycomb
Waco (38)	Distribution center

Virginia:
Riverville (39)	Containerboard

Washington:
Woodland	Corrugated honeycomb and distribution center

West Virginia:
Huntington	Corrugated containers and sheets
Huntington (38)	Distribution center

TIMBER:
United States:
Alabama:
Evergreen	Distribution center

Item 2.    Properties (continued)

Location	Products Manufactured
Mississippi:
Flowood	Other
Vicksburg	Distribution center

CORPORATE:
United States:
Ohio:
Delaware (39)	Principal office
Delaware (36)	North America office

Note:    All properties are held in fee except as noted below:

Exceptions:
(1)	Lease expires January 18, 2004
(2)	Lease expires May 11, 2003
(3)	Lease expires July 31, 2004
(4)	Lease expires December 31, 2004
(5)	Lease expires January 9, 2007
(6)	Lease expires November 1, 2003
(7)	Lease expires February 28, 2006
(8)	Lease expires December 31, 2009
(9)	Lease expires December 31, 2047
(10)	Lease expires September 30, 2015
(11)	Lease expires February 21, 2031
(12)	Lease expires October 14, 2003
(13)	Lease expires August 31, 2003
(14)	Lease expires September 1, 2003
(15)	Lease expires July 31, 2005
(16)	Lease expires December 31, 2005
(17)	Lease expires March 31, 2014
(18)	Lease expires May 31, 2005
(19)	Lease expires December 15, 2004
(20)	Lease expires December 31, 2005
(21)	Lease expires March 31, 2006
(22)	Lease expires October 31, 2003
(23)	Lease expires July 31, 2007
(24)	Lease expires June 30, 2003
(25)	Lease expires March 31, 2004
(26)	Lease expires June 30, 2003
(27)	Lease expires August 31, 2005
(28)	Lease expires February 28, 2003
(29)	Lease expires September 30, 2003
(30)	Lease expires August 31, 2003
(31)	Lease expires April 30, 2006
(32)	Lease expires January 1, 2016
(33)	Lease expires December 31, 2006
(34)	Lease expires September 30, 2006
(35)	Lease expires January 31, 2006
(36)	Lease expires October 31, 2012
(37)	Lease expires December 31, 2004
(38)	Lease operates month to month
(39)	A first lien on this property secures payment of the Company’s obligations under its $550 million Amended and Restated Senior Secured Credit Agreement (see Item 7 – Borrowing Arrangements).

Item 2.    Properties (concluded)

The Company also owns in fee a substantial number of scattered timber tracts comprising approximately 276,000 acres in the states of Alabama, Arkansas, Florida, Louisiana and Mississippi and approximately 40,000 acres in the provinces of Ontario and Quebec in Canada.

Item 3.    Legal Proceedings

The Company has no pending material legal proceedings.

From time to time, various legal proceedings arise at federal, state, local or foreign levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a “de minimis” participant and, as such, has not been subject, in any instance, to sanctions of $100,000 or more.

In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

The following information relates to executive officers of the Company (elected annually):

Name	Age	Positions and offices	Year first became executive officer
Michael J. Gasser	51	Chairman of the Board of Directors and Chief Executive Officer, Chairman of the Executive and Stock Repurchase Committees and member of the Nominating Committee	1988

William B. Sparks, Jr.	61	Director, President and Chief Operating Officer, member of the Executive Committee	1995

Donald S. Huml	56	Chief Financial Officer	2002

Executive Officers of the Company (continued)

Name	Age	Positions and offices	Year first became executive officer
Maureen A. Conley	44	Senior Vice President, New Business Development	2000

John S. Lilak	55	Executive Vice President, Paper, Packaging & Services, and President of Soterra LLC (subsidiary company)	1999

Michael L. Roane	47	Senior Vice President, Human Resources & Communications	1998

Gary R. Martz	44	Senior Vice President, General Counsel and Secretary	2002

Michael J. Barilla	52	Vice President, Business Information Services	2002

John K. Dieker	39	Vice President and Corporate Controller	1996

Sharon R. Maxwell	53	Assistant Secretary	1997

Robert A. Young	48	Vice President, Taxes	2002

Robert S. Zimmerman	31	Assistant Treasurer	2001

Executive Officers and Certain Significant Employees of the Company

Except as indicated below, each person has served in his or her present capacity for at least five years.

Mr. Donald S. Huml was elected Chief Financial Officer in 2002. Prior to that time, and for more than five years, he served as Senior Vice President, Finance, and Chief Financial Officer of Snap-On Incorporated, a global developer, manufacturer and marketer of tools and equipment.

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

Executive Officers and Certain Significant Employees of the Company (concluded)

Mr. John S. Lilak was elected President of Soterra LLC (subsidiary company)in 2002 and Executive Vice President, Paper, Packaging & Services, during 1999. During 1997 to 1999, Mr. Lilak served as General Sales and Marketing Manager, Kraft Paper and Board Division, for Union Camp Corporation. Prior to that time, and for more than five years, he served as Group General Manager, Container Division, of Union Camp.

Mr. Michael L. Roane was elected Senior Vice President, Human Resources, in 1998. Prior to that time, and for more than five years, Mr. Roane served as Vice President, Human Resources, for Owens and Minor, Inc.

Mr. Gary R. Martz was elected Senior Vice President, General Counsel and Secretary in 2002. Prior to that time, and for more than five years, he served as a partner in the law firm of Baker & Hostetler LLP.

Mr. Michael J. Barilla was elected Vice President, Business Information Services, during 1999. In 2002, Mr. Barilla was elected as an executive officer of the Company. During 1997 to 1999, Mr. Barilla served as a Senior Consultant for IBM Corporation. Prior to 1997, and for more than five years, he served as Chief Financial Officer of Medex, Inc.

Mr. Robert A. Young was elected Vice President, Taxes during 2002. During 1999 to 2001, Mr. Young served as the Director of Taxes. Prior to that time, and for more than five years, he was the Tax Manager of Consolidated Papers, Inc.

Mr. Robert S. Zimmerman was elected Assistant Treasurer during 2001. From 1999 until joining the Company, he served as Treasury Manager at Mettler-Toledo International, Inc. From 1997 to 1998, he was a Risk Advisor at Bank One. Prior to 1997, and for more than five years, Mr. Zimmerman served as a Portfolio Analyst at Chase Manhattan Mortgage Corporation.

PART II

Item 5.    Market for the Registrant’s Common Stock and Related Security Holder Matters

The Class A and Class B Common Stock are traded on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding the Company’s two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent fiscal years, is included in Note 15 to the Consolidated Financial Statements on pages 81-82 of this Form 10-K, which Note is part of the consolidated financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference.

The Company paid four dividends of varying amounts during its fiscal year computed on the basis described in Note 8 to the Consolidated Financial Statements on page 68 of this Form 10-K, which Note is part of the financial statements contained in Item 8 of this Form 10-K, and which Note is incorporated herein by reference. The annual dividends paid for the last three fiscal years are as follows:

2002 fiscal year dividends per share – Class A	$0.56	Class B $0.83
2001 fiscal year dividends per share – Class A	$0.54	Class B $0.80
2000 fiscal year dividends per share – Class A	$0.52	Class B $0.77

The terms of both the Company’s $550 million Amended and Restated Senior Secured Credit Agreement and the indenture for the Company’s 8 7/8% Senior Subordinated Notes limit the ability of the Company to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The payments of dividends and other restricted payments are subject to the condition that no default exists under the terms of those agreements and are limited in amount by a formula based on the consolidated net income of the Company. Under the Amended and Restated Senior Secured Credit Agreement, the dividends and other restricted payments may not exceed $25 million during any fiscal year.

Item 6.    Selected Financial Data

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts):

	Years Ended October 31,
	2002	2001	2000	1999	1998
Net sales	$1,632,767	$1,456,000	$963,956	$853,438	$845,753

Net income	$30,979	$88,774	$75,794	$51,373	$37,441

Total assets	$1,758,795	$1,771,188	$939,331	$910,986	$878,420

Long-term debt, including current portion of long-term debt	$632,982	$697,514	$235,000	$258,000	$235,000

Dividends per share:
Class A Common Stock	$0.56	$0.54	$0.52	$0.50	$0.48

Class B Common Stock	$0.83	$0.80	$0.77	$0.74	$0.71

Basic earnings per share:
Class A Common Stock	$1.10	$3.14	$2.68	$1.78	$1.30

Class B Common Stock	$1.64	$4.70	$4.01	$2.67	$1.94

Diluted earnings per share:
Class A Common Stock	$1.10	$3.14	$2.67	$1.78	$1.29

Class B Common Stock	$1.64	$4.70	$4.01	$2.67	$1.94

Van Leer Industrial Packaging was acquired on March 2, 2001. Accordingly, the Van Leer Industrial Packaging operating results and assets have been included since that date. The increase in long-term debt in 2001 is a result of this acquisition.

The amounts include the results of operations (from the date of acquisition) and assets of the industrial containers business acquired from Sonoco on March 30, 1998.

The results of operations include the effects of a $10.3 million pretax debt extinguishment charge in 2002 and pretax restructuring charges of $2.8 million, $11.5 million and $27.5 million for 2002, 2001 and 1998, respectively.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes which appear elsewhere in this Annual Report. The terms “Greif,” “our company,” “we,” “us,” and “our” as used in this discussion refer to Greif Bros. Corporation and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Annual Report on Form 10-K to the years 2002, 2001 or 2000, or to any quarter of those years, relate to the fiscal year ending in that year.

General

Business Segments

We operate in three business segments: Industrial Packaging & Services (formerly Industrial Shipping Containers); Paper, Packaging & Services (formerly Containerboard & Corrugated Products); and Timber.

We are a leading global provider of industrial shipping container products such as steel, fibre and plastic drums, intermediate bulk containers (“IBCs”), closure systems for industrial shipping containers, and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of industrial and consumer multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We also provide our customers with a variety of value-added packaging services to complement our industrial containers and corrugated products, such as total supply chain management services (including warehousing, outgoing logistics, inventory management, vendor management, on-site labor management and contract filling), as well as research and development, engineering and design and testing services.

As of October 31, 2002, we owned approximately 276,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Van Leer Industrial Packaging Acquisition

In March 2001, we acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a U.S. company, and American Flange & Manufacturing Co., Inc., a U.S. company, which are collectively referred to as “Van Leer Industrial Packaging.” We acquired Van Leer Industrial Packaging for $555.0 million less the amount of certain of its debt and other obligations ($206.4 million) that were assumed by us as of the closing date. Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, IBCs and closure systems for industrial shipping containers.

In connection with the Van Leer Industrial Packaging acquisition, we acquired a 25.00% interest in Socer-Embalagens, Lda. and a 40.06% interest in Balmer Lawrie-Van Leer. Socer-Embalagens reconditions used drums at its facility in Portugal and resells them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial shipping containers at its two facilities in India.

The results of the operations of Van Leer Industrial Packaging are included in the consolidated financial statements for eight months of 2001 and for the entire year in 2002, but are not included in the consolidated financial statements for 2000 or for the first four months of 2001.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

A summary of our significant accounting policies is included in the Notes to Consolidated Financial Statements included in this Annual Report. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

•
Allowance for Accounts Receivable — We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (i.e., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

•
Inventory Reserves — Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.

•
Net Assets Held for Sale — Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the consolidation plans in the Industrial Packaging & Services segment. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121 at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

•
Properties, Plants and Equipment — Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets. Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•
Restructuring Liabilities — Restructuring liabilities are determined in accordance with appropriate accounting guidance, including Emerging Issues Task Force (“EITF”) No. 94-3, EITF No. 95-3 and Staff Accounting Bulletin No. 100, depending upon the facts and circumstances surrounding the situation. Restructuring liabilities recorded in connection with existing and acquired companies are further discussed in the Notes to Consolidated Financial Statements included in this Annual Report.

•
Pension and Postretirement Benefits — Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Notes 11 and 12 to the consolidated financial statements included in this Annual Report. The actual results would be different using other assumptions.

•
Income Taxes — Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

•
Environmental Cleanup Costs — We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Our estimates of environmental remediation costs are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site-by-site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our potential future obligations for environmental contingencies related to facilities acquired in the Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. The insurance policy, which has a 10-year term, insures for environmental contingencies unidentified at the acquisition date subject to a $50 million aggregate self-insured retention. Unidentified environmental contingencies at the

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

acquisition date up to $50 million are shared 70% by the seller and 30% by us if they are identified within 10 years following the acquisition date. Identified environmental contingencies at the acquisition date are first provided for by us up to an aggregate $10 million and shared on a 70/30% basis by us and the seller, respectively, thereafter.

Actual costs to be incurred in future periods at the identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

•
Contingencies  —  Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

•
Goodwill, Other Intangible Assets and Other Long-Lived Assets — Goodwill is amortized on a straight-line basis over 15 or 25 years based on consideration regarding the age of the acquired companies, their customers and the risk of obsolescence of their products. The costs of acquired intangible assets are amortized on a straight-line basis over their estimated economic lives of 2 to 25 years. Our policy is to periodically review goodwill, other intangible assets and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. As such, we will adopt SFAS No. 142 at the beginning of our 2003 fiscal year.

We anticipate that the application of the non-amortization provisions of SFAS No. 142 will increase our net income upon adoption. Amortization expense related to our goodwill and indefinite-lived

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

assets was $11.2 million and $9.2 million for the fiscal years ended October 31, 2002 and 2001, respectively.

At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in this Annual Report under the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. Our year-to-year comparisons have been significantly affected by our acquisition of Van Leer Industrial Packaging in March 2001.

We define EBITDA as earnings from continuing operations before interest, income taxes, depreciation, depletion, amortization, minority interest in income of consolidated subsidiaries, equity in earnings of affiliates, debt extinguishment charge and foreign currency effects. EBITDA is included in this section because it is a basis on which we assess our financial performance and debt service capabilities. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States, or as a measure of our company’s profitability or liquidity. While EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth the net sales and EBITDA for each of our business segments for 2002, 2001 and 2000 (Dollars in millions):

	For the years ended October 31,
	2002	2001	2000
Net sales
Industrial Packaging & Services	$1,268.0	$1,038.9	$490.9
Paper, Packaging & Services	324.0	379.3	428.4
Timber	40.8	37.8	44.7

Total net sales	$1,632.8	$1,456.0	$964.0

EBITDA
Industrial Packaging & Services	$131.6	$87.9	$45.8
Paper, Packaging & Services	49.2	82.4	80.5
Timber	47.2	112.1	47.1

Total segment	228.0	282.4	173.4
Restructuring charge	(2.8)	(11.5)	—
Corporate and other	(24.0)	(16.0)	(15.9)

Total EBITDA	201.2	254.9	157.5
Depreciation, depletion and amortization expense	(97.5)	(81.5)	(45.2)
Debt extinguishment charge	(10.3)	—	—
Interest expense, net	(56.0)	(45.2)	(11.8)
Foreign currency effects	(1.5)	(0.2)	—

Income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	$35.9	$128.0	$100.5

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

Net sales increased to $1,632.8 million, an increase of 12.1%, in 2002 from $1,456.0 million in 2001. This increase resulted from a $190.3 million increase in net sales from outside North America, partially offset by a $13.5 million decrease in net sales from the North American operations. The decrease in the North American operations was due to lower net sales in the Paper, Packaging & Services segment ($55.3 million decrease), which were partially offset by the Industrial Packaging & Services segment ($38.8 million increase) and the Timber segment ($3.0 million increase). The higher net sales in the North American operations of the Industrial Packaging & Services segment, as well as the higher net sales outside North America, were primarily due to the inclusion of Van Leer Industrial Packaging sales volume for all of 2002 compared to eight months in 2001.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EBITDA was $204.0 million, before the $2.8 million fourth quarter restructuring charge, for 2002 as compared to $266.4 million, before the $11.5 million second quarter restructuring charge, for 2001. The $62.4 million decrease in EBITDA was attributable to lower gains on the sale of timberland ($67.5 million decrease) and the Paper, Packaging & Services segment ($33.2 million decrease), which were partially offset by the inclusion of the Van Leer Industrial Packaging operations and higher timber sales.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $229.1 million, or 22.1%. This increase was primarily due to an increase of $190.3 million in net sales outside North America and an increase of $38.8 million in net sales in North America due to additional sales volume from the inclusion of an entire year of the Van Leer Industrial Packaging operating results in 2002 compared to eight months in 2001. In addition, increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin during 2002, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in currency exchange rates in Europe, which were offset by lower net sales in South America, in particular Argentina and Venezuela, and Africa caused by unstable economic conditions and currency devaluations. Finally, sales volumes in North America were lower due to the weak economic conditions that prevailed throughout 2002.

EBITDA for Industrial Packaging & Services increased to $131.6 million, before the $0.6 million fourth quarter restructuring charge, for 2002 as compared to $87.9 million, before the $11.5 million second quarter restructuring charge, for 2001. The primary reasons for this increase relate to improved sales volumes as a result of the Van Leer Industrial Packaging acquisition, lower raw material costs as a percentage of net sales, positive contributions from the prior year consolidation plan and other cost savings initiatives.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $55.3 million, or 14.6%, in 2002 as compared to 2001. This decrease in net sales was primarily due to lower average sales prices for linerboard and medium of approximately 15%, partially offset by an improvement in sales volumes on most of the segment’s products. However, our multiwall bag operations had reduced sales volumes resulting primarily from weaknesses in the agricultural industry, particularly in the midwestern United States.

EBITDA for the Paper, Packaging & Services segment decreased to $49.2 million for 2002 as compared to $82.4 million for 2001. The decline was

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

caused by lower net sales and higher raw material costs, especially for old corrugated containers (“OCC”), on a quarter-over-quarter comparison.

Timber

The Timber segment had an increase in net sales of $3.0 million, or 7.9%, for 2002 as compared to 2001. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $12.1 million for 2002 as compared to $79.7 million for 2001. See “Timberland Transactions” below.

EBITDA for the Timber segment decreased to $47.2 million for 2002 as compared to $112.1 million for 2001. The decrease in EBITDA was primarily the result of the significant gain on sale of timberland in the prior period slightly offset by higher timber sales.

Other Income Statement Changes

Gain on Sale of Timberland

Gain on sale of timberland decreased $67.6 million in 2002 as compared to 2001 primarily due to the timberland sales described in the “Timberland Transactions” section below.

Other Income, Net

Other income, net increased $1.5 million in 2002 as compared to 2001. The change in other income was primarily due to an increase from gains on the sale of closed facilities and equipment in comparison to 2001.

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 79.4% in 2002 from 79.2% in 2001. This increase was primarily caused by weakening in the Paper, Packaging & Services segment, which was affected by increased raw material costs, especially OCC, without a corresponding increase in sales prices. The increase was partially offset by an overall improvement in the Industrial Packaging & Services segment, which resulted from lower raw material costs, as a percentage of net sales, and improved operating efficiencies. Higher timber segment sales, which have a very low cost associated with them, also benefited our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses increased to $250.8 million (15.4% of net sales) in 2002 as compared to $204.7 million (14.1% of net sales) in 2001. The $46.1 million increase was primarily due

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

to additional SG&A expenses related to Van Leer Industrial Packaging, including $3.1 million of additional amortization expense related to the acquisition’s goodwill and other intangible assets. SG&A expenses, as a percentage of net sales, primarily increased as a result of lower sales volumes, on a comparable structure basis, for Industrial Packaging & Services and lower net sales in the Paper, Packaging & Services segment. In addition, the 2002 results were impacted by higher employee benefit costs and certain non-recurring costs related to our organizational improvement initiatives and ongoing reorganization activities.

Restructuring Charge

During the fourth quarter of 2002, we recorded a $2.8 million pretax restructuring charge due to the reorganization activities described in the “Restructuring Plans” section below.

Debt Extinguishment Charge

During 2002, we recorded a debt extinguishment charge of $10.3 million ($4.4 million in the third quarter and $5.9 million in the fourth quarter) related to the extinguishment of the indebtedness outstanding under the $900 million Senior Secured Credit Agreement.

Interest Expense, Net

Interest expense, net increased to $56.0 million during 2002 as compared to $45.1 million in 2001. The increase was primarily due to higher average debt outstanding of $683.5 million during 2002 as compared to $555.4 million during 2001. The increase in average debt outstanding was primarily the result of borrowings made in connection with the Van Leer Industrial Packaging acquisition. Because the acquisition occurred on March 2, 2001, the acquisition-related debt was outstanding for only eight months in 2001 as compared to all of 2002.

Income Taxes

The effective tax rate decreased to 36.0% for 2002 as compared to 37.9% in 2001, primarily as a result of a change in the mix of income from outside North America.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased to $8.8 million for 2002 as compared to $9.9 million in 2001. This income represents our equity interest in the net income of CorrChoice, Inc. (“CorrChoice”) and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during the second quarter of 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer.

Net Income

Based on the foregoing, net income decreased $57.8 million, or 65.1%, to $31.0 million for 2002 from $88.8 million in 2001.

Fiscal Year 2001 Compared to Fiscal Year 2000

Overview

Net sales increased to $1,456.0 million, an increase of 51.0%, in 2001 from $964.0 million in 2000. This increase resulted from a $446.2 million increase in net sales from outside North America and a $45.8 million increase in net sales from the North American operations. The increase in net sales from the North American operations was due to the Industrial Packaging & Services segment ($101.8 million increase), which was partially offset by lower net sales in the Paper, Packaging & Services segment ($49.1 million decrease) and the Timber segment ($6.9 million decrease). The higher net sales in the North American operations of the Industrial Packaging & Services segment were primarily due to the inclusion of additional sales volume from the operations of Van Leer Industrial Packaging. The weaker economic conditions in the United States that prevailed throughout 2001 compared to 2000 caused lower sales volumes and increased competitive pricing in both the Industrial Packaging & Services and Paper, Packaging & Services segments.

EBITDA was $266.4 million, before the $11.5 million second quarter restructuring charge, for 2001 as compared to $157.5 million for 2000. The $108.9 million increase in EBITDA was attributable to higher gains on the sale of timberland ($70.4 million increase) and the inclusion of the operations of Van Leer Industrial Packaging. Factors that reduced EBITDA included weaker economic conditions in the United States for both the Industrial Packaging & Services and Paper, Packaging & Services segments. In addition, lower timber sales partially offset the improvement in EBITDA.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $548.0 million, or 111.6%, for 2001 as compared to 2000. This increase was primarily due to the inclusion of $446.2 million of net sales outside North America resulting from the operations of Van Leer Industrial Packaging. Net sales for the North American operations increased $101.8 million for 2001 as compared to 2000 due to additional sales volume from the operations of Van Leer Industrial Packaging during the eight months included in that year. A decrease in customer demand caused by weaknesses in the United States economy, particularly in the chemical industry, partially offset this increase in net sales. In addition, net sales to the agricultural sector were lower in the first quarter of 2001 compared to 2000, which benefited from a late harvest of certain crops during 1999 that extended into the first quarter of 2000.

EBITDA for the Industrial Packaging & Services segment increased to $87.9 million, before the $11.5 million second quarter restructuring charge, for 2001 as compared to $45.8 million for 2000. The primary reason for this increase relates to $48.8 million in EBITDA from outside North America related to the inclusion of the operations of Van Leer Industrial Packaging.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $49.1 million, or 11.5%, for 2001 as compared to 2000. This reduction in net sales was caused by lower customer demand for corrugated containers and containerboard due to continued weaknesses in the United States economy. Lower average sales prices for linerboard and medium also affected net sales during 2001 as compared to 2000.

EBITDA for the Paper, Packaging & Services segment increased to $82.4 million for 2001 as compared to $80.5 million in 2000. Lower raw material prices, especially for OCC, a higher containerboard integration percentage and improved operating efficiencies more than offset the decline caused by lower net sales for this segment.

Timber

The Timber segment had a decrease in net sales of $6.9 million, or 15.4%, for 2001 as compared to 2000. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule within the limits of market and weather conditions.

The sales of timber are recorded as net sales, while timberland sales are included in gain on sale of timberland. The gain on sale of timberland was $79.7 million for 2001 as compared to $9.2 million for 2000. See “Timberland Transactions” below.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

EBITDA for the Timber segment increased to $112.1 million for 2001 as compared to $47.1 million for 2000. The increase was primarily the result of significant gains on the sale of timberland which were partially offset by lower timber sales.

Other Income Statement Changes

Gain on Sale of Timberland

Gain on sale of timberland increased $70.5 million in 2001 as compared to 2000 primarily due to the timber property sales described in the “Timberland Transactions” section below.

Other Income, Net

Other income, net increased $1.4 million in 2001 as compared to 2000. The increase in other income was primarily due to an increase from gains on the sale of closed facilities in comparison to 2000.

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 79.2% in 2001 from 76.5% in 2000. The increase was primarily due to the inclusion of the operations of Van Leer Industrial Packaging, which contributed to a higher cost of products sold as a percentage of net sales because products from those operations have lower gross margins than our other products. In addition, Timber segment sales, which have a much lower cost associated with them, were below those in 2000. This increase was partially offset by lower raw material costs, which more than offset the lower sales volume, in the Paper, Packaging & Services segment.

Selling, General and Administrative Expenses

SG&A expenses increased to $204.7 million (14.1% of net sales) for 2001 as compared to $128.3 million (13.3% of net sales) for 2000. The $76.4 million increase was primarily due to additional SG&A expenses related to the operations of Van Leer Industrial Packaging. In addition, there was $5.3 million of amortization expense related to the goodwill and other intangible assets acquired in the Van Leer Industrial Packaging transaction included in the 2001 results.

Restructuring Charge

During the second quarter of 2001, we recorded an $11.5 million restructuring charge due to the reorganization activities described in the “Restructuring Plans” section below.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense, Net

Interest expense, net increased to $45.2 million in 2001 as compared to $11.8 million in 2000. This increase was primarily due to higher average debt outstanding in 2001 as compared to 2000 as a result of the Van Leer Industrial Packaging acquisition.

Income Taxes

The effective tax rate remained at 37.9% in 2001 and 2000.

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

Equity in Earnings of Affiliates

Equity in earnings of affiliates decreased to $9.9 million for 2001 as compared to $13.3 million in 2000. This income represents our equity interest in the net income of CorrChoice and, to a lesser extent, Abzac-Greif, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer.

Net Income

Based on the foregoing, net income increased $13.0 million, or 17.1%, to $88.8 million in 2001 from $75.8 million in 2000.

Timberland Transactions

In December 2000, we sold certain hardwood timberland for $44.4 million. As a result of this transaction, we recognized a gain of $43.0 million during the first quarter of 2001. In a related agreement, we sold other hardwood timberland for $30.0 million in March 2001, and we recognized a gain of $27.7 million during the second quarter of 2001. A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these transactions.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Restructuring Plans

During the second quarter of 2001, we approved a plan to consolidate some of our locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing company-owned plastic drum and steel drum plants were identified to be closed. These plants are located in North America. In addition, certain redundant administrative functions were identified to be eliminated. As a result of this plan, during the second quarter of 2001, we recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs and a $3.5 million loss on disposal of equipment and facilities. We also recognized an additional $2.8 million pretax restructuring charge during the fourth quarter of 2002, primarily as a result of an extension of this plan. The fourth quarter 2002 charge consisted of $1.4 million in employee separation costs, mostly related to early retirement expenses, and a $1.4 million loss on facilities that are currently in the process of being sold. We intend to sell the remainder of our facilities held for sale during 2003.

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan described in the preceding paragraph, five facilities purchased as part of that acquisition have been or will be closed. Four of these facilities are owned by our subsidiaries and one was leased. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have been eliminated. Accordingly, we recognized a $19.7 million restructuring liability in our purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The liability consisted of $16.5 million in employee separation costs and $3.2 million in other exit costs. We intend to sell the four company-owned facilities during 2003, and the lease on the remaining facility was terminated.

During 2002, our restructuring reserves were significantly reduced as related costs were incurred and charged to the reserves. Our restructuring activities were substantially completed at October 31, 2002, and positive contributions to earnings have exceeded $27.5 million on an annualized basis. Remaining reserves are approximately $2.3 million at October 31, 2002, with future cash outlays anticipated to occur in the first half of 2003 (see Note 5 to the consolidated financial statements for additional disclosures and description of restructuring activities). We incurred additional costs of $5.5 million and $5.9 million in 2002 and 2001, respectively, related to the relocation of machinery, employees and other reorganization activities, all of which have been charged to the results of operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes and borrowings under our Amended and Restated Senior Secured Credit Agreement, discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes and borrowings under our Amended and Restated Senior Secured Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2002, we invested $45.7 million in capital expenditures, excluding the purchase of timberland properties ($11.8 million), and we invested $42.7 million in capital expenditures, excluding the purchase of timberland properties ($89.5 million), during 2001. During the last three years, we have invested $167.2 million in capital expenditures, $101.3 million in timberland purchases and $312.9 million for the Van Leer Industrial Packaging acquisition, net of cash acquired.

We have approved future capital expenditures of approximately $79 million through October 31, 2003. These expenditures are primarily to replace and improve equipment and to continue implementation of a new management information system.

Balance Sheet Changes

The reduction in trade accounts receivable was due mostly to lower net sales in the fourth quarter of 2002 compared to the fourth quarter of 2001.

Inventories were higher primarily due to the increases in our raw material costs.

The increase in accounts payable was due to higher raw material costs and the timing of payments made to our suppliers.

Accrued payroll and employee benefits were higher as a result of the increase in these costs as well as timing of our payments.

The restructuring reserves decreased as a result of plant closings and other reorganization costs (see “Restructuring Plans” section above).

The reduction in total debt was due to the repayment of amounts borrowed and the extinguishment of our $900 million Senior Secured Credit Agreement, partially offset by the issuance of $250 million of Senior

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Subordinated Notes and the $550 million Amended and Restated Senior Secured Credit Agreement (see “Borrowing Arrangements” section below).

The increase in other long-term liabilities was primarily due to a higher minimum pension liability.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we, as U.S. borrower, and Greif Spain Holdings, S.L., Greif Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-U.S. borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Amended and Restated Senior Secured Credit Agreement was used to refinance amounts outstanding under our then existing $900 million Senior Secured Credit Agreement. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. As of October 31, 2002, there was a total of $384.3 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. At October 31, 2002, we were in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif Bros. Corporation and its U.S. subsidiaries and, in part, by the capital stock of the non-U.S. borrowers and any intercompany notes payable to them.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8 7/8%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of October 31, 2002, there was a total of $248.0 million outstanding under the Senior Subordinated Notes. The trust indenture pursuant to which the Senior Subordinated Notes were issued contain certain covenants. At October 31, 2002, we were in compliance with these covenants.

$900 Million Senior Secured Credit Agreement

On March 2, 2001, the Company and Greif Spain Holdings, S.L. had entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company’s then existing revolving credit facility. The Senior Secured Credit Agreement provided for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes.

During 2002, the Senior Secured Credit Agreement was refinanced using proceeds from the Amended and Restated Senior Secured Credit Agreement and the Senior Subordinated Notes.

Contractual Obligations

As of October 31, 2002, we had the following contractual obligations (Dollars in millions):

	Total	Payments Due By Period
		Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$633	$3	$6	$91	$533
Short-term borrowings	20	20	—	—	—
Non-cancelable operating leases	75	15	24	16	20

Total contractual cash obligations	$728	$38	$30	$107	$553

CorrChoice Joint Venture

We own 63.24% of the outstanding stock of CorrChoice, Inc. (“CorrChoice”). In connection with the investment in CorrChoice, we entered into a joint venture agreement, a voting agreement and other related agreements with the other stockholders of CorrChoice. Under the voting agreement, we can elect one-half of CorrChoice’s board of directors and the other stockholders can elect the other half of the board of directors, with no mechanism to break a board deadlock. Because of this situation, we do not control CorrChoice.

CorrChoice manufactures corrugated sheets at seven locations in the United States. We sell paper to CorrChoice, which it uses to produce corrugated sheets, and we purchase corrugated sheets from CorrChoice, with all transactions effected at prevailing market prices. Sales and purchases with CorrChoice were $59.8 million and $21.0 million in 2002, $71.7 million and $23.1 million in 2001 and $81.4 million and $26.0 million in 2000, respectively.

The joint venture agreement and related agreements contain certain covenants and restrictions on certain business activities. These restrictions have not affected our business or operations in any material respect and have not prevented us from pursuing any business opportunities that we desire to pursue. Under certain circumstances, we may purchase, or

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

we may be required to purchase, the other parties’ interest in CorrChoice, or we may be required to sell our interest to the other parties, at a price determined in a manner described in the relevant agreement.

During 2002, we sold a building to a subsidiary of CorrChoice for $7.5 million. Concurrently with the sale, we entered into a lease-back arrangement for the building. The $0.2 million gain on the sale transaction has been deferred over the term of the lease. The resulting 10-year lease is accounted for as an operating lease. Management believes that the sale price of the building to the subsidiary of CorrChoice was at fair market value. Furthermore, management believes that the lease for this building is on terms at least as favorable as those that we could have obtained from unaffiliated third parties.

Share Repurchase Program

In February 1999, our Board of Directors authorized a one million share stock repurchase program. During 2002, we repurchased 80,000 shares, including 20,000 shares of Class A Common Stock and 60,000 shares of Class B Common Stock. During 2001, we repurchased 34,500 shares, including 10,000 shares of Class A Common Stock and 24,500 shares of Class B Common Stock. As of October 31, 2002, we had repurchased 674,410 shares, including 435,476 shares of Class A Common Stock and 238,934 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through October 31, 2002 was $19.5 million. Future share repurchases will be limited under our Amended and Restated Senior Secured Credit Agreement and the indenture governing the Senior Subordinated Notes.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2002, 2001 or 2000.

Recent Accounting Standards

Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, or November 1, 2002 for us.

The application of the non-amortization provisions of SFAS No. 142 will decrease our amortization expense by approximately $11 million and increase our net income by approximately $9 million upon adoption in 2003. At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Additionally, SFAS No. 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS No. 141 require that upon adoption of SFAS No. 142, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principal in the Consolidated Statements of Income. In the first quarter of 2003, we will record a cumulative effect of a change in accounting principle for our remaining unamortized negative goodwill. Our recorded balance of negative goodwill at October 31, 2002 was $4.8 million.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, or November 1, 2002 for us. We do not expect the adoption of this Statement to have a material effect on our consolidated financial statements.

Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires entities to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Previously, under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.

SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We will adopt this Statement at the beginning of our 2003 fiscal year (November 1, 2002). We do not expect the adoption of this Statement to have a material effect on our consolidated financial statements.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements; Certain Factors Affecting Future Results

Statements contained in this Form 10-K or any other reports or documents prepared by us may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected and in the future could affect our actual financial performance.

Changes in General Economic or Business Conditions.    Our customers generally consist of other manufacturers and suppliers who purchase our industrial shipping containers and containerboard for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, demand for our industrial shipping containers and containerboard and related corrugated products has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn could have a material adverse affect on our business, results of operations and financial condition.

Currency Exchange and Political Risk.    We have operations in over 40 countries. As a result of our non-U.S. operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs. Our operating performance is affected by devaluations and fluctuations in currency exchange rates by:

•	translations into U.S. dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies; and

•	gains or losses from non-U.S. operations conducted in currencies other than their functional currency.

We are subject to various other risks associated with operating in non-U.S. countries, such as the following:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of non-U.S. currencies into dollars or remittance of dividends and other payments by non-U.S. subsidiaries;

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	imposition or increase of withholding and other taxes on remittances and other payments by non-U.S. subsidiaries;

•	hyperinflation in certain non-U.S. countries; and

•	impositions or increase of investment and other restrictions or requirements by non-U.S. governments.

Competition.    Our business of manufacturing and selling industrial shipping containers, containerboard and corrugated products is highly competitive. The most important competitive factors are price, quality and service. Many of our competitors are substantially larger and have significantly greater financial resources.

Changes in Industry Demands.    Industry demand for containerboard has declined in recent years causing competitive pricing pressures in the containerboard market which has negatively impacted our financial performance in recent years. We compete in industries which are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands, including industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

Continuing Consolidation of Customer Base for Containerboard and Corrugated Products.    Over the last few years, many of our large containerboard and corrugated products customers have acquired companies with similar or complementary product lines. This consolidation has increased the concentration of this segment of our business with our largest customers and resulted in increased pricing pressures from our customers. The continuing consolidation of the customer base in this segment may negatively impact our financial performance.

Raw Material and Energy Price Fluctuations and Shortages.    The principal raw materials used in the manufacture of our products are steel, resins, pulpwood, waste paper for recycling and paper, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials.

The cost of producing our products is sensitive to the price of energy. Energy prices, in particular oil and natural gas, have increased significantly over the past year, with a corresponding effect on our production costs.

Environmental and Health and Safety Matters; Product Liability Claims.    We must comply with extensive rules and regulations regarding federal, state, local and non-U.S. environmental matters, such as air and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (concluded)

comply with such rules and regulations could adversely affect our operations. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims which could adversely affect us.

Work Stoppages.    We are subject to risk of work stoppages and other labor relations matters because a significant number of our North American employees are represented by collective bargaining units. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, financial condition or results of operations.

Risks Associated with Acquisitions.    During the past several years we have invested, and for the foreseeable future we anticipate investing, a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in our industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

Risks of Property Loss.    We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, or natural disasters, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, financial condition and results of operations.

Timber and Timberland Sales.    We have a significant inventory of standing timber and timberlands. The frequency and volume of sales of timber and timberlands will have an effect on our financial performance.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Amended and Restated Senior Secured Credit Agreement and interest rate swap agreements with an aggregate notional amount of $330.0 million as of October 31, 2002. We do

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk (continued)

not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the existing Amended and Restated Senior Secured Credit Agreement, the table presents scheduled amortizations of principal and the current weighted average interest rate by contractual maturity dates. For interest rate swaps, the table presents annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the swap agreements, we receive interest quarterly from the counterparties and pay interest quarterly to the counterparties. The fair value of the existing Amended and Restated Senior Secured Credit Agreement is based on current rates available to us for debt of the same remaining maturity. The fair value of the interest rate swap agreements has been determined based upon the current market settlement prices of comparable contracts.

FINANCIAL INSTRUMENTS
(Dollars in millions)

	Expected Maturity Date						Total	Fair Value
	2003	2004	2005	2006	2007	After 2007
Amended and Restated Senior Secured Credit Agreement:
Scheduled amortizations	$3	$3	$3	$88	$3	$284	$384	$384
Average interest rate (1)	4.04%	4.04%	4.04%	4.04%	4.04%	4.04%	4.04%
Interest rate swaps:
Scheduled amortizations	$70	$15	$45	$100	$—	$100	$330	$(21)
Average pay rate (2)	5.72%	5.72%	5.80%	5.90%	5.90%	5.65%	5.77%
Average receive rate (3)	3.17%	3.25%	3.58%	5.34%	5.34%	8.88%	4.03%

(1)	Variable rate specified is based on the LIBOR rate or an alternative base rate plus a calculated margin at October 31, 2002.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2002, along with one additional agreement where we pay the LIBOR rate plus 3.83%.
(3)
The average receive rate is based upon the LIBOR rates we were scheduled to receive at October 31, 2002, along with one additional agreement where we receive a fixed rate of 8.875%. The rates presented are not intended to project our expectations for the future.

Based on a sensitivity analysis performed by the counterparties at October 31, 2002, a 100 basis point increase in interest rates would improve the fair value of the swap agreements to a liability of $17.6

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk (concluded)

million. Conversely, a 100 basis point decrease in interest rates would result in a fair value liability of $24.6 million.

Foreign Currency Risk

As a result of our acquisition of Van Leer Industrial Packaging, our operating income is subject to fluctuations in foreign currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

We have entered into foreign currency forward contracts to hedge certain short-term intercompany loan balances among our foreign businesses. At October 31, 2002, we had contracts outstanding of $25.6 million. The fair value of these contracts at October 31, 2002 resulted in a loss of $0.1 million. Each of these contracts hedges the exposure of the euro against the fluctuation of various other currencies. A sensitivity analysis to changes in the euro against these other currencies indicates that if the euro uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $2.5 million. Conversely, if the euro uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $2.3 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

Our operating income is potentially affected to a significant degree by fluctuations in the cost of our raw materials and energy (see “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995”). We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials. In general, we do not use derivative instruments to hedge against fluctuations in commodity prices.

Item 8.    Financial Statements and Supplementary Data

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

	For the years ended October 31,
	2002	2001	2000
Net sales	$1,632,767	$1,456,000	$963,956
Gain on sale of timberland	12,122	79,663	9,255
Other income, net	7,837	6,358	4,872

	1,652,726	1,542,021	978,083

Cost of products sold	1,296,952	1,152,616	737,486
Selling, general and administrative expenses	250,756	204,716	128,301
Restructuring charge	2,824	11,534	—
Debt extinguishment charge	10,300	—	—
Interest expense, net	55,965	45,149	11,842

	1,616,797	1,414,015	877,629

Income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	35,929	128,006	100,454
Income taxes	12,934	48,514	38,027

Income before minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	22,995	79,492	62,427
Minority interest in income of consolidated subsidiaries	(840)	(594)	—
Equity in earnings of affiliates, net of tax	8,824	9,876	13,367

Net income	$30,979	$88,774	$75,794

Basic earnings per share:
Class A Common Stock	$1.10	$3.14	$2.68
Class B Common Stock	$1.64	$4.70	$4.01
Diluted earnings per share:
Class A Common Stock	$1.10	$3.14	$2.67
Class B Common Stock	$1.64	$4.70	$4.01

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of October 31,
	2002	2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,396	$29,720
Trade accounts receivable-less allowance of $9,857 in 2002 and $10,596 in 2001	274,222	282,982
Inventories	144,320	123,363
Deferred tax asset	3,652	9,697
Net assets held for sale	13,945	12,530
Prepaid expenses and other	48,286	45,904

	509,821	504,196

LONG-TERM ASSETS
Goodwill—less accumulated amortization	232,577	236,623
Other intangible assets—less accumulated amortization	28,999	33,179
Investment in affiliates	149,820	144,071
Other long-term assets	45,060	44,282

	456,456	458,155

PROPERTIES, PLANTS AND EQUIPMENT
Timber properties—less depletion	81,380	74,851
Land	84,271	81,048
Buildings	244,967	235,980
Machinery and equipment	748,184	689,637
Capital projects in progress	26,042	43,200

	1,184,844	1,124,716
Accumulated depreciation	(392,826)	(315,879)

	792,018	808,837

	$1,758,295	$1,771,188

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	As of October 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$135,192	$117,117
Accrued payroll and employee benefits	48,974	27,604
Restructuring reserves	2,300	15,109
Short-term borrowings	20,005	16,533
Current portion of long-term debt	3,000	43,140
Other current liabilities	72,101	74,016

	281,572	293,519

LONG-TERM LIABILITIES
Long-term debt	629,982	654,374
Deferred tax liability	135,577	124,346
Postretirement benefit liability	47,131	50,028
Other long-term liabilities	93,559	62,015

	906,249	890,763

MINORITY INTEREST	1,345	560

SHAREHOLDERS’ EQUITY
Common stock, without par value	11,974	10,446
Treasury stock, at cost	(61,130)	(58,812)
Retained earnings	687,204	671,917
Accumulated other comprehensive loss:
–foreign currency translation	(33,726)	(21,378)
–interest rate derivatives	(15,601)	(13,071)
–minimum pension liability	(19,592)	(2,756)

	569,129	586,346

	$1,758,295	$1,771,188

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended October 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$30,979	$88,774	$75,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	97,477	81,507	45,222
Equity in earnings of affiliates, net of dividends received	(6,527)	(7,007)	(10,976)
Minority interest in income of consolidated subsidiaries	840	560	—
Deferred income taxes	9,506	29,127	13,548
Gain on disposals of properties, plants and equipment, net	(13,387)	(84,661)	(502)
Increase (decrease) in cash from changes in certain assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	8,760	(7,613)	5,109
Inventories	(20,957)	23,526	7,965
Prepaid expenses and other	(7,382)	24,243	1,955
Other long-term assets	7,922	12,202	6,579
Accounts payable	18,075	(15,734)	(1,628)
Accrued payroll and employee benefits	21,370	(776)	1,062
Restructuring reserves	(12,809)	(4,241)	(5,157)
Other current liabilities	(1,915)	(28,545)	(15,704)
Postretirement benefit liability	(2,897)	3,315	(1,059)
Other long-term liabilities	17,970	442	(4,979)

Net cash provided by operating activities	147,025	115,119	117,229

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(312,892)	—
Disposals of investments in government securities	—	—	5,314
Purchases of properties, plants and equipment	(57,464)	(132,217)	(78,833)
Proceeds on disposals of properties, plants and equipment	21,960	92,403	4,672

Net cash used in investing activities	(35,504)	(352,706)	(68,847)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	663,250	760,000	—
Payments on long-term debt	(741,020)	(464,542)	(23,000)
Proceeds from (payments on) short-term borrowings	3,472	(7,062)	—
Debt issuance costs	(14,742)	(16,254)	—
Acquisitions of treasury stock	(2,458)	(924)	(4,968)
Exercise of stock options	1,668	69	190
Dividends paid	(15,692)	(15,158)	(14,619)

Net cash (used in) provided by financing activities	(105,522)	256,129	(42,397)

Effects of exchange rates on cash	(10,323)	(2,210)	(1,532)

Net (decrease) increase in cash and cash equivalents	(4,324)	16,332	4,453
Cash and cash equivalents at beginning of year	29,720	13,388	8,935

Cash and cash equivalents at end of year	$25,396	$29,720	$13,388

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of November 1, 1999	22,527	$10,207	15,894	$(52,940)	$537,126	$(6,411)	$487,982
Net income					75,794		75,794
Other comprehensive loss — foreign currency translation						(1,865)	(1,865)

Comprehensive income							73,929

Dividends paid (Note 8):
Class A — $0.52					(5,492)		(5,492)
Class B — $0.77					(9,127)		(9,127)
Treasury shares acquired	(163)		163	(4,968)			(4,968)
Stock options exercised	7	176	(7)	14			190

As of October 31, 2000	22,371	$10,383	16,050	$(57,894)	$598,301	$(8,276)	$542,514
Net income					88,774		88,774
Other comprehensive loss:
-foreign currency translation						(13,102)	(13,102)
-interest rate derivatives						(13,071)	(13,071)
-minimum pension liability adjustment						(2,756)	(2,756)

Comprehensive income							59,845

Dividends paid (Note 8):
Class A — $0.54					(5,683)		(5,683)
Class B — $0.80					(9,475)		(9,475)
Treasury shares acquired	(35)		35	(924)			(924)
Stock options exercised	3	63	(3)	6			69

As of October 31, 2001	22,339	$10,446	16,082	$(58,812)	$671,917	$(37,205)	$586,346
Net income					30,979		30,979
Other comprehensive loss:
-foreign currency translation						(12,348)	(12,348)
-interest rate derivatives						(2,530)	(2,530)
-minimum pension liability adjustment						(16,836)	(16,836)

Comprehensive loss							(735)

Dividends paid (Note 8):
Class A — $0.56					(5,910)		(5,910)
Class B — $0.83					(9,782)		(9,782)
Treasury shares acquired	(80)		80	(2,458)			(2,458)
Stock options exercised	66	1,528	(66)	140			1,668

As of October 31, 2002	22,325	$11,974	16,096	$(61,130)	$687,204	$(68,919)	$569,129

See accompanying Notes to Consolidated Financial Statements.

Item 8.    Financial Statements and Supplementary Data (continued)

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif Bros. Corporation and subsidiaries (the “Company”) principally manufacture industrial shipping containers and containerboard and corrugated products that it sells to customers in many industries throughout the world. In March 2001, the Company acquired Van Leer Industrial Packaging (see Note 2), which significantly increased the operations of the Company. The Company has 173 operating locations in over 40 countries. In addition, the Company owns timber properties in the southeastern United States and Canada, which are harvested and regenerated.

Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.

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

The Company’s raw materials are principally steel, resins, paper, waste paper for recycling and pulpwood.

There are approximately 9,800 employees of the Company at October 31, 2002.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2002, 2001 or 2000, or to any quarter of those years relates to the fiscal year ending in that year.

Basis of Consolidation

The consolidated financial statements include the accounts of Greif Bros. Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Item 8.    Financial Statements and Supplementary Data (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, inventory reserves, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, environmental liabilities, pension and postretirement benefits, income taxes and contingencies. Actual amounts could differ from those estimates.

Revenue Recognition

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company during 2001. The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. The adoption of SAB No. 101 did not have a material effect on the Company’s consolidated financial statements.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with this Statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax liabilities and assets are expected to be settled or realized.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Included in these amounts are repurchase agreements of $0.4 million in 2002 ($1.9 million in 2001).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. Such credit risk is considered by management to be

Item 8.    Financial Statements and Supplementary Data (continued)

limited due to the Company’s many customers, none of which are considered principal in the total operations of the Company, doing business in a variety of industries throughout the world.

Inventories

Inventories are stated at the lower of cost or market, principally on the first-in, first-out basis (approximately 57% of consolidated inventories). The Company also utilizes the last-in, first-out basis (approximately 43% of consolidated inventories) for most locations in the United States. The inventories are comprised as follows at October 31 (Dollars in thousands):

	2002	2001
Finished goods	$38,939	$40,881
Raw materials and work-in-process	137,623	117,491

	176,562	158,372
Reduction to state inventories on last-in, first-out basis	(32,242)	(35,009)

	$144,320	$123,363

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost.

Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $78.5 million in 2002, $63.8 million in 2001 and $37.3 million in 2000. Expenditures for repairs and maintenance are charged to expense as incurred.

Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired.

When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the restructuring plans in the Industrial Packaging & Services segment (see Note 5). As of both October 31, 2002 and 2001, there were 14 locations held for sale. The net sales and loss before

Item 8.    Financial Statements and Supplementary Data (continued)

income tax benefit of these locations were $11.1 million and $0.2 million, respectively, during 2002. The net sales and loss before income tax benefit of these locations were $35.6 million and $0.8 million, respectively, during 2001. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete the sales within the upcoming year.

Internal Use Software

Internal use software is accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal use software is software that is acquired, internally developed or modified solely to meet the entity’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized.

Goodwill and Other Intangible Assets

Goodwill is amortized on a straight-line basis over 15 or 25 years. The cost of acquired intangible assets is amortized on a straight-line basis over their estimated economic lives of 2 to 25 years. The weighted average period of goodwill and intangible assets amortization is 23 years. Amortization expense was $16.0 million in 2002, $13.1 million in 2001 and $7.0 million in 2000. Accumulated amortization was $47.2 million at October 31, 2002 ($31.2 million at October 31, 2001).

The Company’s policy is to periodically review its goodwill, other intangible assets and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

Derivative Financial Instruments

On November 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” These statements require that all derivatives be recorded in the balance sheet as either assets or liabilities and measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

Item 8.    Financial Statements and Supplementary Data (continued)

The Company uses interest rate swap agreements for both cash flow hedging and fair value hedging purposes. For derivative instruments that hedge the exposure of variability in interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of fixed rate debt, designated as fair value hedges, the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings.

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness is not material. The Company has outstanding one interest rate swap agreement to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company has determined that this interest rate swap agreement, designated as a fair value hedge, qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, this hedge is determined to be “perfectly effective”, and there is no requirement to periodically evaluate effectiveness.

The Company enters into foreign currency forward contracts to hedge certain short-term intercompany loan transactions with its foreign businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

Any derivative contract that is either not designated as a hedge, or is so designated but is ineffective, is adjusted to market value and recognized in earnings immediately. If a fair value or cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates.

Item 8.    Financial Statements and Supplementary Data (continued)

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s foreign operations, are presented in the Consolidated Statements of Changes in Shareholders’ Equity in “Accumulated Other Comprehensive Loss.” The transaction gains and losses included in other income, net are immaterial.

The functional currency for foreign operations in highly inflationary economies is the U.S. dollar, and any gains or losses are credited or charged to income.

Earnings Per Share

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share as prescribed in SFAS No. 128, “Earnings Per Share.” In accordance with the Statement, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	For the years ended October 31,
	2002	2001	2000
Class A Common Stock:
Basic earnings per share	10,555,215	10,523,476	10,557,935
Assumed conversion of stock options	71,001	26,603	41,600

Diluted earnings per share	10,626,216	10,550,079	10,599,535

Class B Common Stock:
Basic and diluted earnings per share	11,788,418	11,842,656	11,852,602

There are 645,400 options that are antidilutive for 2002 (1,172,248 for 2001 and 370,090 for 2000).

Environmental Cleanup Costs

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Item 8.    Financial Statements and Supplementary Data (continued)

Recent Accounting Standards

Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires use of the purchase method for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001, or November 1, 2002 for the Company.

The application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $11 million and increase net income by approximately $9 million upon adoption in 2003. At this time, the effect of the impairment provisions provided by SFAS No. 142 is not known.

Additionally, SFAS No. 141 requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS No. 141 require that upon adoption of SFAS No. 142, any existing negative goodwill be adjusted as a cumulative effect of a change in accounting principal in the Consolidated Statements of Income. In the first quarter of 2003, the Company will record a cumulative effect of a change in accounting principle for its remaining unamortized negative goodwill. The Company’s recorded balance of negative goodwill at October 31, 2002 was $4.8 million.

Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion (“APBO”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121.

SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, or November 1, 2002 for the Company. The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

Item 8.    Financial Statements and Supplementary Data (continued)

Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”)No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires entities to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Previously, under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.

SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt this Statement at the beginning of its 2003 fiscal year (November 1, 2002). The Company does not expect the adoption of this Statement to have a material effect on its consolidated financial statements.

NOTE 2 — ACQUISITIONS AND OTHER INVESTMENTS

Van Leer Industrial Packaging Acquisition

On March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Huhtamaki Van Leer Oyj, a Finnish corporation (“Huhtamaki”), the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a U.S. corporation, and American Flange & Manufacturing Co., Inc., a U.S. corporation (collectively, “Van Leer Industrial Packaging”). Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, polycarbonate water bottles, intermediate bulk containers and closure systems.

As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging’s debt and certain other obligations ($206.4 million) that were assumed by the Company as of the closing date. In addition, the Company paid $15.8 million in legal and professional fees related to the acquisition. The acquisition was funded by long-term debt borrowed against a $900 million Senior Secured Credit Agreement (see Note 6).

The acquisition of Van Leer Industrial Packaging, included in operating results from the acquisition date, was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition. The fair values of the assets acquired and the liabilities assumed were $637.7 million and $425.5 million, respectively. Identifiable intangible assets, with a combined

Item 8.    Financial Statements and Supplementary Data (continued)

fair value of $34.1 million, including the Van Leer trademark, Tri-Sure Closures trademarks, patents and other proprietary information, and certain noncompete agreements, have been recorded. The excess of the purchase price over the fair values of the net tangible and intangible assets acquired of $118.1 million was recorded as goodwill.

Pro Forma Information

The following pro forma (unaudited) information assumes that the Van Leer Industrial Packaging acquisition had occurred on November 1, 1999 (Dollars in thousands, except per share amounts):

	For the years ended October 31,
	2001	2000
Net sales	$1,746,255	$1,914,846
Net income	$72,795	$74,546
Basic earnings per share:
Class A Common Stock	$2.58	$2.63
Class B Common Stock	$3.86	$3.94
Diluted earnings per share:
Class A Common Stock	$2.57	$2.63
Class B Common Stock	$3.86	$3.94

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

NOTE 3 — INVESTMENT IN AFFILIATES

The Company has investments in CorrChoice, Inc. (“CorrChoice”) (63.24%), Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%) that are accounted for on the equity method. In connection with the investment in CorrChoice, the Company entered into a joint venture agreement, a voting agreement and other related agreements with the other stockholders of CorrChoice. Under the voting agreement, the Company can elect one-half of CorrChoice’s board of directors and the other stockholders can elect the other half of the board of directors, with no mechanism to break a board deadlock. Because of this situation, the Company does not control CorrChoice. During the second quarter of 2002, the Company’s investment in Abzac-Greif (49.00%) was sold for approximately $2 million, with a gain of $0.1 million. The Company’s share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of $2.3 million in 2002, $2.9 million in 2001 and $2.4 million in 2000.

Item 8.    Financial Statements and Supplementary Data (continued)

The difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 ($4.8 million at October 31, 2001) is being amortized over 15 years. Upon adoption of SFAS No. 142 on November 1, 2002, this difference will no longer be amortized.

CorrChoice manufactures corrugated sheets at seven locations in the United States. The Company sells paper to CorrChoice, which it uses to produce corrugated sheets, and purchases corrugated sheets from CorrChoice, with all transactions effected at prevailing market prices. Sales and purchases with CorrChoice were $59.8 million and $21.0 million in 2002, $71.7 million and $23.1 million in 2001 and $81.4 million and $26.0 million in 2000, respectively.

The summarized financial information below represents the financial position and results of operations of CorrChoice (Dollars in thousands):

	As of and for the years ended October 31,
	2002	2001	2000
Current assets	$140,124	$130,425
Long-term assets	$107,108	$106,313
Current liabilities	$9,474	$10,734
Long-term liabilities	$8,727	$8,962

Net sales	$230,107	$284,534	$313,435
Gross profit	$34,941	$40,763	$46,212
Operating income	$23,644	$25,673	$32,250
Net income	$15,783	$18,161	$22,690

The summarized unaudited financial information below represents the combined financial position and results of operations of the Company’s 50% or less owned entities accounted for by the equity method (Dollars in thousands):

	As of and for the years ended October 31,
	2002	2001	2000
Current assets	$6,921	$11,919
Long-term assets	$15,180	$16,791
Current liabilities	$5,288	$9,533
Long-term liabilities	$9,616	$8,884

Net sales	$12,761	$22,194	$13,881
Gross profit	$2,525	$5,687	$2,260
Operating income	$347	$2,665	$2,340
Net income	$462	$445	$274

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 4 — TIMBERLAND TRANSACTIONS

From time to time, the Company sells timber properties that no longer fit into its business strategy or have a higher and better use. In addition, the Company periodically purchases timber properties that would enhance its long-term sustainable yield strategy. Included in these amounts are the following significant transactions.

Sale of Timber Properties

In December 2000, the Company sold certain hardwood timberland for $44.4 million. As a result of this transaction, the Company recognized a gain of $43.0 million during the first quarter of 2001. In a related agreement, the Company sold other hardwood timberland for $30.0 million in March 2001 and recognized an additional gain of $27.7 million during the second quarter of 2001.

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

NOTE 5 — RESTRUCTURING RESERVES

During the second quarter of 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing company-owned plastic drum and steel drum plants were identified to be closed. The plants are located in North America. In addition, certain redundant administrative functions were identified to be eliminated. As a result of this plan, during the second quarter of 2001, the Company recognized a pretax restructuring charge of $11.5 million, consisting of $8.0 million in employee separation costs (approximately 250 employees) and a $3.5 million loss on disposal of equipment and facilities. Subsequent to the recognition of these restructuring charges, the Company recognized expenses related to additional costs to relocate machinery and equipment and employees upon the closure of these plants. The Company also recognized an additional $2.8 million pretax restructuring charge during the fourth quarter of 2002, primarily as a result of an extension of this plan. The fourth quarter 2002 charge consisted of $1.4 million in employee separation costs, mostly related to early retirement expenses, and a $1.4 million loss

Item 8.    Financial Statements and Supplementary Data (continued)

on facilities that are currently in the process of being sold. It is the Company’s intention to sell the remainder of its facilities held for sale during 2003.

The amounts added to and reduced from this restructuring reserve during the years ended October 31, 2001 and 2002 were as follows (Dollars in thousands):

	Balance at 10/31/00	Reductions	Balance at 10/31/01
Cash charges:
Employee separation costs	$8,000	$(4,009)	$3,991
Cash and non-cash charges:
Other exit costs	3,534	(3,222)	312

	$11,534	$(7,231)	$4,303

	Balance at 10/31/01	Additions	Reductions	Balance at 10/31/02
Cash charges:
Employee separation costs	$3,991	$1,441	$(5,432)	$—
Cash and non-cash charges:
Other exit costs	312	1,383	(1,186)	509

	$4,303	$2,824	$(6,618)	$509

As of October 31, 2002, there were a total of 229 employees that had been terminated and provided severance benefits under this restructuring plan.

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging from Huhtamaki and the consolidation plan, five facilities purchased as part of the acquisition have been or will be closed. Four of these facilities are owned by subsidiaries of the Company and one was leased. The facilities are located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions have been eliminated. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. This liability was accounted for under EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The liability consisted of $16.5 million in employee separation costs (approximately 300 employees) and $3.2 million in other exit costs. The Company intends to sell the four company-owned facilities during 2003, and the lease on the remaining facility was terminated.

Item 8.    Financial Statements and Supplementary Data (continued)

The amounts reduced from this restructuring reserve during the years ended October 31, 2001 and 2002 were as follows (Dollars in thousands):

	Balance at 10/31/00	Reductions	Balance at 10/31/01
Cash charges:
Employee separation costs	$16,480	$(6,962)	$9,518
Cash and non-cash charges:
Other exit costs	3,203	(1,915)	1,288

	$19,683	$(8,877)	$10,806

	Balance at 10/31/01	Reductions	Balance at 10/31/02
Cash charges:
Employee separation costs	$9,518	$(7,727)	$1,791
Cash and non-cash charges:
Other exit costs	1,288	(1,288)	—

	$10,806	$(9,015)	$1,791

As of October 31, 2002, there were a total of 234 employees that had been terminated and provided severance benefits under this restructuring plan. The Company anticipates that the remaining severance benefits will be paid during the first half of 2003.

NOTE 6 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2002	October 31, 2001
$550 million Amended and Restated Senior Secured Credit Agreement	$384,250	$—
8 7/8% Senior Subordinated Notes	247,965	—
$900 million Senior Secured Credit Agreement	—	696,306
Other debt	767	1,208

	632,982	697,514
Less current portion	(3,000)	(43,140)

	$629,982	$654,374

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company, as U.S. borrower, and Greif Spain Holdings, S.L., Greif Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-U.S. borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Amended and

Item 8.    Financial Statements and Supplementary Data (continued)

Restated Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million Senior Secured Credit Agreement. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. The term loan periodically reduces through its maturity date of August 23, 2009 and the revolving multicurrency credit facility matures on February 28, 2006.

The Company is required to pay a commitment fee each quarter equal to 0.250% to 0.500% of the total unused revolver commitment amount, based upon the Company’s leverage ratio. Interest is based on either a LIBOR rate or an alternative base rate that resets periodically plus a calculated margin amount. At October 31, 2002, the Company had $384.3 million outstanding under the Amended and Restated Senior Secured Credit Agreement with a weighted average interest rate of 4.04%. The amounts outstanding as well as the base rates and margins, at October 31, 2002, were as follows (Dollars in thousands):

	Amount	Base Rate	Margin
Term Loan C	$299,250	1.76%	2.25%

Multicurrency revolver:	$80,000	1.76%	2.25%
	$5,000	4.75%	1.25%

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. At October 31, 2002, the Company was in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif Bros. Corporation and its U.S. subsidiaries and, in part, by the capital stock of the non-U.S. borrowers and any intercompany notes payable to them. Standard & Poor’s and Moody’s Investors Service have assigned a “BB” rating and a “Ba3” rating, respectively, to the loan obligations of the Company under the Amended and Restated Senior Secured Credit Agreement.

The $250 million revolving multicurrency credit facility was also used to issue letters of credit. At October 31, 2002, the Company had outstanding $20.0 million in letters of credit. The quarterly fronting fee related to these letters of credit was 0.125% of the outstanding amount plus a calculated margin (2.25% at October 31, 2002) for the use of this facility.

8 7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior

Item 8.    Financial Statements and Supplementary Data (continued)

Subordinated Notes is payable semi-annually at the annual rate of 8 7/8%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The net proceeds from the Senior Subordinated Notes issuance were utilized to repay indebtedness under the Company’s $900 million Senior Secured Credit Agreement and fees paid in connection with the offering. The fair value of the Senior Subordinated Notes was approximately $259 million at October 31, 2002, based on quoted market prices. The trust indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2002, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s U.S. subsidiaries is included in Note 16.

$900 million Senior Secured Credit Agreement

On March 2, 2001, the Company and Greif Spain Holdings, S.L. had entered into a $900 million Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to fund the Van Leer Industrial Packaging acquisition and to refinance amounts outstanding under the Company’s then existing revolving credit facility. The Senior Secured Credit Agreement provided for three term loans, a $150 million U.S. Dollar Term Loan A, a $200 million Euro Term Loan A and a $400 million U.S. Dollar Term Loan B, and a $150 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes.

The Term Loan A (both U.S. dollar and euro) and Term Loan B were to amortize quarterly through the maturity dates of February 28, 2006 and February 29, 2008, respectively. The revolving multicurrency credit facility was to mature on February 28, 2006. However, during 2002, the $900 million Senior Secured Credit Agreement was refinanced using proceeds from the Amended and Restated Senior Secured Credit Agreement and the Senior Subordinated Notes.

Item 8.    Financial Statements and Supplementary Data (continued)

During 2002, the Company incurred a non-cash debt extinguishment charge of $10.3 million related to the extinguishment of the indebtedness outstanding under the Senior Secured Credit Agreement. The Company has early adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As such, the debt extinguishment charge has been presented as a component of income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates.

The Company was required to pay a commitment fee each quarter equal to 0.375% to 0.500% of the total unused revolver commitment amount, based upon the Company’s leverage ratio. Interest was based either on a LIBOR rate or an alternative base rate that reset periodically plus a calculated margin amount. At October 31, 2001, the Company had $696.3 million outstanding under the Senior Secured Credit Agreement with a weighted average interest rate of 5.50%. The amounts outstanding, as well as the base rates and margins, at October 31, 2001, were as follows (U.S. dollars and euros in thousands):

	Amount	Base Rate	Margin
Term Loan A (U.S. dollar)	$131,526	2.27%	2.50%
Term Loan A (euro)	€187,660	3.59%	2.50%
Term Loan B	$377,256	2.27%	3.25%
Multicurrency revolver	$20,000	2.34%	2.50%

The $150 million revolving multicurrency credit facility was also used to issue letters of credit. At October 31, 2001, the Company had outstanding $13.0 million in letters of credit. The quarterly fronting fee related to these letters of credit was 0.125% of the outstanding amount plus a calculated margin (2.50% at October 31, 2001) for the use of this facility.

Other

In addition to the amounts borrowed against the Amended and Restated Senior Secured Credit Agreement and the Senior Subordinated Notes, the Company had outstanding debt of $20.8 million, comprised of $0.8 million in long-term debt and $20.0 million in short-term borrowings at October 31, 2002. At October 31, 2001, the Company had outstanding debt of $17.7 million, comprised of $1.2 million in long-term debt and $16.5 million in short-term borrowings, in addition to the amounts borrowed against the Senior Secured Credit Agreement.

Annual maturities of the Company’s long-term debt are $3.0 million in 2003, $3.0 million in 2004, $3.0 million in 2005, $88.0 million in 2006, $3.0 million in 2007 and $533.0 million thereafter.

Item 8.    Financial Statements and Supplementary Data (continued)

At October 31, 2002 and 2001, the Company had deferred financing fees and debt issuance costs of $16.1 million and $14.5 million, respectively, which are included in other long-term assets.

During 2002, the Company paid $41.1 million of interest ($44.8 million in 2001 and $16.6 million in 2000) related to its long-term obligations. Interest of $0.5 million in 2002, $2.5 million in 2001 and $2.5 million in 2000 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. During 2002, the Company sold a building to a subsidiary of CorrChoice for $7.5 million. Concurrently with the sale, the Company entered into a lease-back arrangement for the building. The $0.2 million gain on the sale transaction has been deferred over the term of the lease. The resulting 10-year lease is accounted for as an operating lease and is included in future minimum lease payments. The future minimum lease payments for the non-cancelable operating leases are $14.7 million in 2003, $13.1 million in 2004, $11.3 million in 2005, $9.1 million in 2006, $7.2 million in 2007 and $19.5 million thereafter. Rent expense was $21.4 million in 2002, $20.5 million in 2001 and $14.0 million in 2000.

NOTE 7 — FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $330 million at October 31, 2002 with various maturities through 2012. Under most of these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.61% over the life of the contracts. The Company is also party to an agreement in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus 3.83%. At October 31, 2002, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $21.1 million ($13.5 million, net of tax) was recorded.

The Company had interest rate swap agreements with an aggregate notional amount of $320 million and EUR 65 million at October 31, 2001, with various maturities through 2008. Under the agreements, the Company received interest quarterly from the counterparty equal to the LIBOR rate and paid interest quarterly to the counterparty at a weighted average rate of 5.56%. At October 31, 2001, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $21.0 million ($13.1 million, net of tax) was recorded.

At October 31, 2002, the Company had outstanding foreign currency forward contracts in the notional amount of $25.6 million ($33.4 million in 2001). The fair value of these contracts at October 31, 2002 resulted in a loss of $0.1 million (gain of $0.3 million in 2001). The purpose of these

Item 8.    Financial Statements and Supplementary Data (continued)

contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, current liabilities and short-term borrowings at October 31, 2002 and 2001 approximate their fair value because of the short-term maturities of these items.

The estimated fair value of the Company’s long-term debt was $643.8 million and $697.5 million as compared to the carrying amounts of $633.0 million and $697.5 million at October 31, 2002 and 2001, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues and the current interest rates offered for debt of the same remaining maturities.

NOTE 8 — CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of one cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to a half cent a share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s capital stock, without par value (Class A and Class B common shares), and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2002:
Class A Common Stock	32,000,000	21,140,960	10,562,366	10,578,594
Class B Common Stock	17,280,000	17,280,000	11,762,859	5,517,141

October 31, 2001:
Class A Common Stock	32,000,000	21,140,960	10,516,196	10,624,764
Class B Common Stock	17,280,000	17,280,000	11,822,859	5,457,141

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 9 — STOCK OPTIONS

In 2001, the Company adopted the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”). The provisions of the 2001 Plan allow the awarding of incentive and nonqualified stock options and restricted and performance shares of Class A Common Stock to key employees. The maximum number of shares that may be issued each year is determined by a formula that takes into consideration the total number of shares outstanding and is also subject to certain limits. In addition, the maximum number of incentive stock options that will be issued under the 2001 Plan during its term is 2,500,000 shares.

Prior to 2001, the Company had adopted a Nonstatutory Stock Option Plan (the “2000 Plan”) that provides the discretionary granting of nonstatutory options to key employees, and an Incentive Stock Option Plan (the “Option Plan”) that provides the discretionary granting of incentive stock options to key employees and nonstatutory options for non-employees. The aggregate number of the Company’s Class A Common Stock options that may be granted under the 2000 Plan and Option Plan may not exceed 200,000 shares and 1,000,000 shares, respectively.

Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable two years after date of grant. Options expire 10 years after date of grant.

The Directors’ Stock Option Plan (the “Directors’ Plan”) provides the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company’s Class A Common Stock options that may be granted may not exceed 100,000 shares. Under the terms of the Directors’ Plan, options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable immediately. Options expire 10 years after date of grant.

In 2002, 454,200 stock options were granted under the 2001 Plan with option prices of $26.20 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $33.95 per share.

In 2001, 444,800 stock options were granted under the 2001 Plan with option prices ranging from $30.59 to $33.98 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $27.38 per share.

In 2000, 142,000 stock options and 163,730 stock options were granted under the Option Plan and 2000 Plan, respectively, at option prices ranging from $27.75 to $32.00 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $29.88 per share.

The Company applies APBO No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on the fair values at the date of grant under SFAS No. 123, “Accounting for Stock-Based

Item 8.    Financial Statements and Supplementary Data (continued)

Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	For the years ended October 31,
	2002	2001	2000
Net income	$28,667	$86,566	$73,990
Basic earnings per share:
Class A Common Stock	$1.02	$3.06	$2.62
Class B Common Stock	$1.52	$4.59	$3.91
Diluted earnings per share:
Class A Common Stock	$1.02	$3.06	$2.61
Class B Common Stock	$1.52	$4.59	$3.91

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

	2002	2001	2000
Dividend yield	2.04%	1.70%	1.70%
Volatility rate	32.00%	27.20%	27.50%
Risk-free interest rate	3.88%	4.84%	6.05%
Expected option life	6 years	6 years	6 years

The fair values of shares granted in 2002, 2001 and 2000 were $7.97, $9.12 and $9.49, respectively, as of grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,506	$29.13	1,154	$28.48	861	$28.23
Granted	464	$26.37	455	$30.76	316	$29.22
Forfeited	14	$29.92	100	$28.53	16	$29.76
Exercised	66	$25.21	3	$22.94	7	$27.12

Ending balance	1,890	$28.58	1,506	$29.13	1,154	$28.48

As of October 31, 2002, the outstanding stock options had exercise prices ranging from $22.94 to $36.53 and a remaining weighted average contractual life of eight years.

There are 995,000 options that were exercisable at October 31, 2002 (789,000 options at October 31, 2001 and 628,000 options at October 31, 2000).

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

	For the years ended October 31,
	2002	2001	2000
Current:
Federal	$(9,604)	$12,624	$21,420
State and local	104	550	848
Foreign	10,914	6,213	2,211

	1,414	19,387	24,479
Deferred	11,520	29,127	13,548

	$12,934	$48,514	$38,027

Foreign income before income taxes amounted to $36.5 million in 2002 ($13.6 million in 2001 and $5.8 million in 2000).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	For the years ended October 31,
	2002	2001	2000
U.S. federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	1.1%	1.6%	1.7%
Other non-deductible expenses and foreign tax rates	(0.1)%	1.3%	1.2%

	36.0%	37.9%	37.9%

Item 8.    Financial Statements and Supplementary Data (continued)

Significant components of the Company’s deferred tax assets and liabilities at October 31 were as follows (Dollars in thousands):

	2002	2001
Vacation accrual	$2,021	$1,320
Bad debt reserves	2,660	1,610
Restructuring reserves	182	5,439
Other	—	1,328

Current deferred tax asset	$4,863	$9,697

Foreign net operating loss carryforwards	$64,235	$34,019
Interest rate derivatives	8,775	7,977
Minimum pension liability	11,020	1,682
Deferred compensation	2,225	1,840
Environmental reserves	2,636	2,556
Other	—	878

	88,891	48,952
Valuation allowance for long-term deferred tax assets	(42,073)	(31,780)

Long-term deferred tax asset	$46,818	$17,172

Inventories	$793	$—
Other	418	—

Current deferred tax liability	$1,211	$—

Properties, plants and equipment	$101,667	$77,932
Equity investments	9,626	8,843
Goodwill and other intangible assets	4,901	4,053
Timberland transactions	39,892	35,530
Pension	1,917	1,771
Other	24,392	13,389

Long-term deferred tax liability	$182,395	$141,518

At October 31, 2002, the Company has foreign net operating loss carryforwards of approximately $64 million for foreign income tax purposes expiring over various future periods. At October 31, 2002, valuation allowances of approximately $42 million have been provided against the foreign net operating loss carryforwards. Substantially all of this valuation allowance is provided for foreign net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2002, 2001 and 2000, the Company has provided deferred income taxes on all of its undistributed foreign earnings.

During 2002, the Company paid $13.3 million in income taxes ($20.2 million in 2001 and $28.9 million in 2000).

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 11 — RETIREMENT PLANS

In 2001, the Company assumed certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom as a result of the Van Leer Industrial Packaging acquisition (see Note 2). In addition, the Company already had non-contributory defined benefit pension plans in the United States. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock as follows:

	2002	2001
Class A Common Stock	123,752	123,752
Class B Common Stock	80,355	80,355

The components of net periodic pension cost include the following (Dollars in thousands):

	For the years ended October 31,
	2002	2001	2000
Service cost	$10,106	$7,432	$4,193
Interest cost	19,129	13,982	5,561
Expected return on plan assets	(23,841)	(17,886)	(6,761)
Amortization of prior service cost	1,198	1,004	700
Amortization of initial net asset	(842)	(842)	(562)
Recognized net actuarial gain	(103)	(270)	(198)

	$5,647	$3,420	$2,933

The weighted average assumptions used in the actuarial valuations are as follows:

	2002	2001	2000
Discount rate	6.50%	6.75%	7.50%
Expected return on plan assets	8.00%	8.00%	9.00%
Rate of compensation increase	4.00%	4.25%	4.25%

Item 8.    Financial Statements and Supplementary Data (continued)

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$289,372	$82,140
Benefit obligation of acquired companies	—	202,122
Service cost	10,106	7,432
Interest cost	19,129	13,982
Plan participant contributions	859	626
Amendments	(1,126)	—
Actuarial loss (gain)	10,829	(5,454)
Foreign currency effects	14,082	(1,570)
Benefits paid	(18,199)	(9,861)
Additions of plan	17,566	—
Plan curtailment gain	—	(45)

Benefit obligation at end of year	$342,618	$289,372

Change in plan assets:
Fair value of plan assets at beginning of year	$268,157	$84,802
Fair value of plan assets of acquired companies	—	204,049
Actual return on plan assets	(20,192)	(17,660)
Plan participant contributions	859	626
Foreign currency effects	12,541	(2,169)
Employer contributions	12,008	8,082
Additions of plan	14,743	—
Settlements	—	(45)
Benefits paid	(17,686)	(9,528)

Fair value of plan assets at end of year	$270,430	$268,157

Funded status	$(72,188)	$(21,215)
Unrecognized net actuarial loss	83,801	26,677
Unrecognized prior service cost	8,252	8,507
Unrecognized initial net asset	(4,094)	(4,935)

Net amount recognized	$15,771	$9,034

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$27,909	$26,721
Accrued benefit liability	(51,727)	(30,605)
Intangible asset	8,977	8,481
Accumulated other comprehensive loss	30,612	4,437

Net amount recognized	$15,771	$9,034

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $191.2 million, $174.1 million and $122.5 million, respectively, as of October 31, 2002.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the foreign pension plans were $179.2

Item 8.    Financial Statements and Supplementary Data (continued)

million, $164.1 million and $153.3 million, respectively, as of October 31, 2002.

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.1 million in 2002, $0.9 million in 2001 and $0.9 million in 2000.

NOTE 12 — POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

In 2001, the Company assumed certain postretirement health and life insurance benefit plans in the United States and South Africa as a result of the Van Leer Industrial Packaging acquisition (see Note 2).

In conjunction with the acquisition of the industrial containers business from Sonoco Products Company (“Sonoco”) in 1998, the Company assumed an obligation to reimburse Sonoco for its actual costs incurred in providing postretirement health care benefits to certain employees. Contributions by the Company are limited to an aggregate annual payment of $1.4 million for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from its operations.

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

	For the years ended October 31,
	2002	2001	2000
Service cost	$203	$240	$—
Interest cost	3,770	3,033	1,453
Amortization of prior service cost	75	—	—
Recognized net actuarial loss	49	—	—

	$4,097	$3,273	$1,453

Item 8.    Financial Statements and Supplementary Data (continued)

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$52,319	$19,573
Benefit obligation of acquired companies	—	31,648
Service cost	203	240
Interest cost	3,770	3,033
Plan participant contributions	73	40
Actuarial loss	2,937	754
Plan curtailment gain	(2,462)	—
Amendments	992	—
Foreign currency effects	(576)	(1,576)
Benefits paid	(4,208)	(1,393)

Benefit obligation at end of year	$53,048	$52,319

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4,208	1,393
Benefits paid	(4,208)	(1,393)

Fair value of plan assets at end of year	$—	$—

Funded status	$(53,048)	$(52,319)
Unrecognized net actuarial loss	5,000	2,291
Unrecognized prior service cost	917	—

Net amount recognized	$(47,131)	$(50,028)

The accumulated postretirement health and life insurance benefit and fair value of plan assets for the foreign plans were $6.1 million and zero, respectively, as of October 31, 2002.

The measurements assume a discount rate of 7.00% in the United States and 12.00% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	8.00%
Ultimate trend rate	5.00%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$212	$(334)
Effect on postretirement benefit obligation	$3,327	$(2,842)

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 13 — CONTINGENT LIABILITIES

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

At October 31, 2002 and 2001, the Company had recorded liabilities of $8.0 million and $7.1 million, respectively, for estimated environmental remediation costs based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The recorded liabilities are included in other long-term liabilities. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. The insurance policy, which has a 10-year term, insures for environmental contingencies unidentified at the acquisition date subject to a $50 million aggregate self-insured retention. Unidentified environmental contingencies at the acquisition date up to $50 million are shared 70% by the seller and 30% by the Company if they are identified within 10 years following the acquisition date. Identified environmental contingencies at the acquisition date are first provided for by the Company up to an aggregate $10 million and shared on a 70/30% basis by the Company and seller, respectively, thereafter.

Actual costs to be incurred in future periods at identified sites may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

Based upon the facts currently available, management believes that the disposition of matters that are pending or asserted will not have a material adverse effect on the consolidated financial position of the Company.

NOTE 14 — BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services (formerly Industrial Shipping Containers); Paper, Packaging & Services (formerly Containerboard & Corrugated Products); and Timber.

Item 8.    Financial Statements and Supplementary Data (continued)

Operations in the Industrial Packaging & Services segment involve the production and sale of shipping containers. These products are manufactured and sold in over 40 countries throughout the world.

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both virgin and recycled, and related corrugated sheets, corrugated containers and multiwall bags. The products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber on approximately 276,000 acres of timberland in the states of Alabama, Arkansas, Florida, Louisiana and Mississippi, and approximately 40,000 acres of timberland in the provinces of Ontario and Quebec in Canada.

The Company’s reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion, amortization, minority interest in income of consolidated subsidiaries, equity in earnings of affiliates, debt extinguishment charge and foreign currency effects (“EBITDA”). The accounting policies of the reportable segments are the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1), except that the Company accounts for inventory on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level for most locations in the United States.

Corporate and other includes the costs associated with the Company’s corporate headquarters, the Company’s long-term debt (see Note 6) and other non-segment items. Restructuring costs of $2.8 million ($0.6 million relating to Industrial Packaging & Services and $2.2 million relating to corporate and other) in 2002 and $11.5 million relating to Industrial Packaging & Services in 2001 include employee separation costs and a loss on disposal of equipment and facilities (see Note 5). The segment EBITDA amounts have been adjusted from the amounts previously disclosed in the Company’s 2001 Annual Report to reflect the allocation of corporate costs consistent with a new allocation basis adopted by the Company in 2002.

The following segment information is presented for the three years ended October 31, 2002, except as to asset information that is as of October 31, 2002 and 2001 (Dollars in thousands):

	2002	2001	2000
Net sales:
Industrial Packaging & Services	$1,268,013	$1,038,948	$490,909
Paper, Packaging & Services	324,009	379,302	428,369
Timber	40,745	37,750	44,678

Total	$1,632,767	$1,456,000	$963,956

Item 8.    Financial Statements and Supplementary Data (continued)

	2002	2001	2000
EBITDA:
Industrial Packaging & Services	$131,596	$87,902	$45,851
Paper, Packaging & Services	49,178	82,370	80,499
Timber	47,244	112,100	47,114

Total segment	228,018	282,372	173,464
Restructuring charge	(2,824)	(11,534)	—
Corporate and other	(24,024)	(15,948)	(15,946)

Total EBITDA	201,170	254,890	157,518
Depreciation, depletion and amortization expense	(97,477)	(81,507)	(45,222)
Debt extinguishment charge	(10,300)	—	—
Interest expense, net	(55,965)	(45,149)	(11,842)
Foreign currency effects	(1,499)	(228)	—

Income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	$35,929	$128,006	$100,454

Total assets:
Industrial Packaging & Services	$1,088,810	$1,146,942
Paper, Packaging & Services	323,704	345,155
Timber	116,183	104,105

Total segment	1,528,697	1,596,202
Corporate and other	229,598	174,986

Total	$1,758,295	$1,771,188

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$64,013	$48,849	$20,394
Paper, Packaging & Services	21,942	21,766	20,457
Timber	3,325	4,897	771

Total segment	89,280	75,512	41,622
Corporate and other	8,197	5,995	3,600

Total	$97,477	$81,507	$45,222

Additions to long-lived assets:
Industrial Packaging & Services	$28,081	$17,621	$21,442
Paper, Packaging & Services	5,912	14,152	33,464
Timber	15,476	91,228	10,222

Total segment	49,469	123,001	65,128
Corporate and other	7,995	9,216	13,705

Total	$57,464	$132,217	$78,833

Item 8.    Financial Statements and Supplementary Data (continued)

The following table presents net sales to external customers by geographic region (Dollars in thousands):

	For the years ended October 31,
	2002	2001	2000
North America	$996,260	$1,009,789	$963,956
Europe	420,950	289,527	—
Other	215,557	156,684	—

	$1,632,767	$1,456,000	$963,956

The following table presents total assets by geographic region (Dollars in thousands):

	As of October 31,
	2002	2001
North America	$1,260,042	$1,263,260
Europe	338,090	322,702
Other	160,163	185,226

	$1,758,295	$1,771,188

Item 8.    Financial Statements and Supplementary Data (continued)

NOTE 15 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2002 and 2001 are shown below (Dollars in thousands, except per share amounts):

	Quarter ended
	Jan. 31, 2002	Apr. 30, 2002	July 31, 2002	Oct. 31, 2002
Net sales	$365,190	$396,913	$435,148	$435,516
Gross profit	$68,086	$81,319	$90,381	$96,029
Net income	$3,806	$6,916	$7,951	$12,306
Earnings per share:
Basic:
Class A Common Stock	$0.14	$0.24	$0.28	$0.44
Class B Common Stock	$0.20	$0.37	$0.42	$0.65
Diluted:
Class A Common Stock	$0.14	$0.24	$0.28	$0.44
Class B Common Stock	$0.20	$0.37	$0.42	$0.65
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,520,027	10,550,055	10,577,951	10,572,826
Class B Common Stock	11,815,974	11,795,835	11,778,142	11,763,719
Diluted:
Class A Common Stock	10,564,053	10,683,661	10,642,239	10,577,919
Class B Common Stock	11,815,974	11,795,835	11,778,142	11,763,719
Market price (Class A Common Stock):
High	$35.81	$38.20	$37.48	$28.36
Low	$24.81	$29.79	$24.06	$23.00
Close	$33.05	$35.52	$25.03	$25.39
Market price (Class B Common Stock):
High	$35.10	$35.50	$35.00	$27.00
Low	$25.00	$32.01	$24.13	$23.50
Close	$34.25	$34.00	$25.00	$25.65

Item 8.    Financial Statements and Supplementary Data (continued)

	Quarter ended
	Jan. 31, 2001	Apr. 30, 2001	July 31, 2001	Oct. 31, 2001
Net sales	$218,854	$356,628	$435,765	$444,753
Gross profit	$50,372	$66,971	$91,241	$94,800
Net income	$38,575	$22,958	$12,913	$14,328
Earnings per share:
Basic:
Class A Common Stock	$1.37	$0.81	$0.46	$0.51
Class B Common Stock	$2.04	$1.22	$0.68	$0.76
Diluted:
Class A Common Stock	$1.36	$0.81	$0.46	$0.51
Class B Common Stock	$2.04	$1.22	$0.68	$0.76
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,523,196	10,523,196	10,523,788	10,523,723
Class B Common Stock	11,846,778	11,842,859	11,842,859	11,838,128
Diluted:
Class A Common Stock	10,552,723	10,547,231	10,563,081	10,545,847
Class B Common Stock	11,846,778	11,842,859	11,842,859	11,838,128
Market price (Class A Common Stock):
High	$32.31	$31.75	$34.49	$33.00
Low	$23.00	$25.56	$27.35	$21.80
Close	$25.69	$28.92	$32.50	$24.80
Market price (Class B Common Stock):
High	$30.00	$29.75	$30.74	$32.01
Low	$23.63	$25.00	$26.50	$24.00
Close	$25.50	$26.79	$30.74	$25.00

The Company’s Class A Common Stock and Class B Common Stock are traded on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 10, 2002, there were 538 shareholders of record of the Class A Common Stock and 145 shareholders of record of the Class B Common Stock.

NOTE 16 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On July 31, 2002, the Company issued $250 million of Senior Subordinated Notes which mature in August 2012 (see Note 6). The Senior Subordinated Notes are unconditionally guaranteed, jointly and severally, by each of the Company’s existing U.S. subsidiaries and future restricted U.S. subsidiaries (“Guarantor Subsidiaries”). The Company’s non-U.S. subsidiaries and any future unrestricted U.S. subsidiaries do not and will not guarantee the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”).

Presented below are summarized condensed consolidating financial statements of Greif Bros. Corporation (“Parent”),

Item 8.    Financial Statements and Supplementary Data (continued)

the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 31, 2002 and 2001, and for each of the three years in the period ended October 31, 2002.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

Condensed Consolidating Balance Sheet
October 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,326	$2,218	$21,852	$—	$25,396
Trade accounts receivable	87,651	47,505	139,066	—	274,222
Inventories	28,186	27,168	88,966	—	144,320
Other current assets	28,801	6,883	30,199	—	65,883

	145,964	83,774	280,083	—	509,821

LONG-TERM ASSETS
Goodwill and other intangible assets	113,118	21,316	127,142	—	261,576
Investment in affiliates	851,815	514,386	—	(1,216,381)	149,820
Other long-term assets	42,929	—	2,131	—	45,060

	1,007,862	535,702	129,273	(1,216,381)	456,456

PROPERTIES, PLANTS AND EQUIPMENT, NET	261,009	271,100	259,909	—	792,018

	$1,414,835	$890,576	$669,265	$(1,216,381)	$1,758,295

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,865	$29,363	$77,964	$—	$135,192
Short-term borrowings	—	—	20,005	—	20,005
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,242	44,415	73,718	—	123,375

	36,107	73,778	171,687	—	281,572

LONG-TERM LIABILITIES
Long-term debt	629,266	—	716	—	629,982
Other long-term liabilities	180,333	49,745	46,189	—	276,267

	809,599	49,745	46,905	—	906,249

MINORITY INTEREST	—	—	1,345	—	1,345

SHAREHOLDERS’ EQUITY	569,129	767,053	449,328	(1,216,381)	569,129

	$1,414,835	$890,576	$669,265	$(1,216,381)	$1,758,295

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Balance Sheet
October 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,632	$(6,516)	$34,604	$—	$29,720
Trade accounts receivable	22,591	119,660	140,731	—	282,982
Inventories	21,014	20,230	82,119	—	123,363
Other current assets	26,402	12,347	29,382	—	68,131

	71,639	145,721	286,836	—	504,196

LONG-TERM ASSETS
Goodwill and other intangible assets	116,999	23,775	129,028	—	269,802
Investment in affiliates	958,552	511,893	1,545	(1,327,919)	144,071
Other long-term assets	41,692	—	20,488	(17,898)	44,282

	1,117,243	535,668	151,061	(1,345,817)	458,155

PROPERTIES, PLANTS AND EQUIPMENT, NET	270,759	268,865	269,213	—	808,837

	$1,459,641	$950,254	$707,110	$(1,345,817)	$1,771,188

LIABILITIES & SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,824	$23,667	$71,626	$—	$117,117
Short-term borrowings	—	—	16,533	—	16,533
Current portion of long-term debt	43,140	—	—	—	43,140
Other current liabilities	10,943	34,154	71,632	—	116,729

	75,907	57,821	159,791	—	293,519

LONG-TERM LIABILITIES
Long-term debt	653,166	—	1,208	—	654,374
Other long-term liabilities	144,222	49,062	61,003	(17,898)	236,389

	797,388	49,062	62,211	(17,898)	890,763

MINORITY INTEREST	—	—	560	—	560

SHAREHOLDERS’ EQUITY	586,346	843,371	484,548	(1,327,919)	586,346

	$1,459,641	$950,254	$707,110	$(1,345,817)	$1,771,188

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statements of Operations
For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$747,529	$333,415	$776,455	$(224,632)	$1,632,767
Gain on sale of timberland	—	12,122	—	—	12,122
Other income (expense), net (1)	(44,391)	51,979	249	—	7,837

	703,138	397,516	776,704	(224,632)	1,652,726

Cost of products sold	619,943	264,174	637,467	(224,632)	1,296,952
Selling, general and administrative expenses	105,762	48,816	96,178	—	250,756
Restructuring charge	1,621	—	1,203	—	2,824
Debt extinguishment charge	10,300	—	—	—	10,300
Interest expense, net	49,392	2,863	3,710	—	55,965

	787,018	315,853	738,558	(224,632)	1,616,797

Income (loss) before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	(83,880)	81,663	38,146	—	35,929
Income taxes	(30,196)	29,398	13,732	—	12,934

Income (loss) before minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	(53,684)	52,265	24,414	—	22,995
Minority interest in income of consolidated subsidiaries	—	—	(840)	—	(840)
Equity in earnings of affiliates, net of tax	84,663	—	3	(75,842)	8,824

Net income (loss)	$30,979	$52,265	$23,577	$(75,842)	$30,979

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statements of Operations
For the year ended October 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$760,376	$285,221	$553,870	$(143,467)	$1,456,000
Gain on sale of timberland	—	79,019	644	—	79,663
Other income (expense), net (1)	(44,734)	52,265	(1,173)	—	6,358

	715,642	416,505	553,341	(143,467)	1,542,021

Cost of products sold	612,395	221,927	461,761	(143,467)	1,152,616
Selling, general and administrative expenses	106,482	37,316	60,918	—	204,716
Restructuring charge	11,534	—	—	—	11,534
Interest expense (income), net	23,793	(280)	21,636	—	45,149

	754,204	258,963	544,315	(143,467)	1,414,015

Income (loss) before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	(38,562)	157,542	9,026	—	128,006
Income taxes	(14,615)	59,708	3,421	—	48,514

Income (loss) before minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	(23,947)	97,834	5,605	—	79,492
Minority interest in income of consolidated subsidiaries	—	—	(594)	—	(594)
Equity in earnings of affiliates, net of tax	112,721	—	131	(102,976)	9,876

Net income (loss)	$88,774	$97,834	$5,142	$(102,976)	$88,774

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statements of Operations
For the year ended October 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$840,546	$160,438	$49,071	$(86,099)	$963,956
Gain on sale of timberland	—	8,773	482	—	9,255
Other income (expense), net (1)	(48,549)	53,460	(39)	—	4,872

	791,997	222,671	49,514	(86,099)	978,083

Cost of products sold	669,146	114,592	39,847	(86,099)	737,486
Selling, general and administrative expenses	104,662	18,665	4,974	—	128,301
Interest expense (income), net	(1,167)	14,115	(1,106)	—	11,842

	772,641	147,372	43,715	(86,099)	877,629

Income before income taxes, minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	19,356	75,299	5,799	—	100,454
Income taxes	7,331	28,501	2,195	—	38,027

Income before minority interest in income of consolidated subsidiaries and equity in earnings of affiliates	12,025	46,798	3,604	—	62,427
Equity in earnings of affiliates, net of tax	63,769	—	119	(50,521)	13,367

Net income (loss)	$75,794	$46,798	$3,723	$(50,521)	$75,794

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statements of Cash Flows
For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$99,260	$23,309	$24,456	$—	$147,025

Cash flows from investing activities:
Purchases of properties, plants and equipment	(12,642)	(27,008)	(17,814)	—	(57,464)
Proceeds on disposals of properties, plants and equipment	8,340	12,433	1,187	—	21,960

Net cash used in investing activities	(4,302)	(14,575)	(16,627)	—	(35,504)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	663,250	—	—	—	663,250
Payments on long-term debt	(727,290)	—	(13,730)	—	(741,020)
Proceeds from short-term borrowings	—	—	3,472	—	3,472
Debt issuance costs	(14,742)	—	—	—	(14,742)
Dividends paid	(15,692)	—	—	—	(15,692)
Other, net	(790)	—	—	—	(790)

Net cash used in financing activities	(95,264)	—	(10,258)	—	(105,522)

Effect of exchange rates on cash	—	—	(10,323)	—	(10,323)

Net (decrease) increase in cash and cash equivalents	(306)	8,734	(12,752)	—	(4,324)
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$1,326	$2,218	$21,852	$—	$25,396

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statement of Cash Flows
For the year ended October 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$83,343	$(581)	$32,357	$—	$115,119

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(571,829)	257,678	1,259	—	(312,892)
Purchases of properties, plants and equipment	(15,893)	(115,159)	(1,165)	—	(132,217)
Proceeds on disposals of properties, plants and equipment	9,526	82,877	—	—	92,403

Net cash (used in) provided by investing activities	(578,196)	225,396	94	—	(352,706)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	760,000	—	—	—	760,000
Payments on long-term debt	(234,204)	(235,000)	4,662	—	(464,542)
Payments on short-term borrowings	—	—	(7,062)	—	(7,062)
Debt issuance costs	(16,254)	—	—	—	(16,254)
Dividends paid	(15,158)	—	—	—	(15,158)
Other, net	(855)	—	—	—	(855)

Net cash provided by (used in) financing activities	493,529	(235,000)	(2,400)	—	256,129

Effect of exchange rates on cash	—	—	(2,210)	—	(2,210)

Net (decrease) increase in cash and cash equivalents	(1,324)	(10,185)	27,841	—	16,332
Cash and cash equivalents at beginning of year	2,956	3,669	6,763	—	13,388

Cash and cash equivalents at end of year	$1,632	$(6,516)	$34,604	$—	$29,720

Item 8.    Financial Statements and Supplementary Data (continued)

Condensed Consolidating Statement of Cash Flows
For the year ended October 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$38,465	$73,041	$5,723	$—	$117,229

Cash flows from investing activities:
Disposals of investments in government securities	—	—	5,314	—	5,314
Purchases of properties, plants and equipment	(22,538)	(47,270)	(9,025)	—	(78,833)
Proceeds on disposals of properties, plants and equipment	4,632	35	5	—	4,672

Net cash used in investing activities	(17,906)	(47,235)	(3,706)	—	(68,847)

Cash flows from financing activities:
Payments on long-term debt	—	(23,000)	—	—	(23,000)
Dividends paid	(14,619)	—	—	—	(14,619)
Other, net	(4,778)	—	—	—	(4,778)

Net cash used in financing activities	(19,397)	(23,000)	—	—	(42,397)

Effect of exchange rates on cash	—	—	(1,532)	—	(1,532)

Net increase in cash and cash equivalents	1,162	2,806	485	—	4,453
Cash and cash equivalents at beginning of year	1,794	863	6,278	—	8,935

Cash and cash equivalents at end of year	$2,956	$3,669	$6,763	$—	$13,388

Item 8.    Financial Statements and Supplementary Data (continued)

REPORT OF MANAGEMENT’S RESPONSIBILITIES

To the Shareholders of
Greif Bros. Corporation

The Company’s management is responsible for the financial and operating information included in this Annual Report, including the consolidated financial statements of Greif Bros. Corporation and subsidiaries. These statements were prepared in accordance with accounting principles generally accepted in the United States and, as such, include certain estimates and judgments made by management. Future events could affect these judgments and estimates.

The system of internal controls, which is designed to provide reasonable assurance as to the integrity and reliability of financial reporting, is established and maintained by the Company’s management. To assure the continuing effectiveness of the system of internal controls and to maintain a climate in which such controls can be effective, management selects, trains and develops qualified personnel; maintains an organizational structure that provides defined lines of responsibility, appropriate delegation of authority and segregation of duties; and maintains a continuous program of internal audits with appropriate management follow-up. In addition, the Company’s code of conduct requires employees to maintain a high level of ethical standards in the conduct of the Company’s business.

The Audit Committee of the Board of Directors is composed of three independent directors who meet with the independent auditors, internal auditors and management to ensure that each is meeting its responsibilities regarding the objectivity and integrity of the Company’s financial statements. Both the independent auditors and the internal auditors have full and free access to the Audit Committee.

/s/ Michael J. Gasser	/s/ Donald S. Huml

Michael J. Gasser	Donald S. Huml
Chairman and Chief Executive Officer	Chief Financial Officer

Item 8.    Financial Statements and Supplementary Data (continued)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the
Board of Directors of
Greif Bros. Corporation

We have audited the consolidated balance sheets of Greif Bros. Corporation and subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif Bros. Corporation and subsidiaries at October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Columbus, Ohio
December 10, 2002

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has not been a change in the Company’s principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information with respect to Directors of the Company and disclosures pursuant to Item 405 of Regulation S-K is incorporated by reference to the Registrant’s Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2002. Information regarding the executive officers and certain significant employees of the Registrant may be found under the caption “Executive Officers and Certain Significant Employees of the Company” in Part I, and is also incorporated by reference into this Item 10.

Item 11.    Executive Compensation

Information with respect to Executive Compensation is incorporated herein by reference to the Registrant’s Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Registrant’s Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2002.

Item 13.    Certain Relationships and Related Transactions

Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Registrant’s Proxy Statement, which Proxy Statement will be filed within 120 days of October 31, 2002.

Item 14.    Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

Page
(1) Consolidated Financial Statements of Greif Bros. Corporation:

Consolidated Statements of Income for each of the three years in the period ended October 31, 2002	46

Consolidated Balance Sheets at October 31, 2002 and 2001	47-48

Consolidated Statements of Cash Flows for each of the three years in the period ended October 31, 2002	49

Consolidated Statements of Changes in Shareholders’ Equity for each of the three years in the period ended October 31, 2002	50

Notes to Consolidated Financial Statements	51-90

Report of Management’s Responsibilities	91

Report of Independent Accountants	92

The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 2002.

Page
(2) Financial Statement Schedule:

Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	121

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(3)	Exhibits:

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3(a)	Amended and Restated Certificate of Incorporation of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3(b)	Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3(c)	Amendment to Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 3(c) therein).

4(a)	Indenture dated as of July 31, 2002, among Greif Bros. Corporation, as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10(a)*	Greif Bros. Corporation 1996 Directors Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif Bros. Corporation Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10(c)*	Greif Bros. Corporation Directors Deferred Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(c) therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(e)*	Employment Agreement between William B. Sparks, Jr. and Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

10(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001 between Huhtamaki Van Leer Oyj, as the seller and Greif Bros. Corporation as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

10(h)*	Greif Bros. Corporation Long-Term Incentive Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit A therein).

10(i)*	Greif Bros. Corporation Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif Bros. Corporation 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Greif Bros. Corporation 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)	Audit Committee Charter.	Contained herein.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(m)
Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif Bros. Corporation, as U.S. Borrower, and Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-U.S. borrowers, a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.
Current report on Form 8-K dated August 28, 2002, File No. 1-566 (see Exhibit 99.1 therein).

21	Subsidiaries of the Registrant.	Contained herein.

23(a)	Consent of Ernst & Young LLP-Columbus, Ohio.	Contained herein.

23(b)	Consent of Ernst & Young LLP-Akron, Ohio.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Naomi C. Dempsey, Daniel J. Gunsett, Robert C. Macauley, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

24(b)	Power of Attorney for John C. Kane.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 24(b) therein).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Contained herein.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

(b)	Reports on Form 8-K:

On August 28, 2002, the Company filed a Current Report on Form 8-K under Item 5 that described the Amended and Restated Senior Secured Credit Agreement.

On September 6, 2002, the Company filed a Current Report on Form 8-K under Items 7 and 9 that provided disclosure of each of the Principal Executive Officer and Principal Financial Officer of Greif Bros. Corporation sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

On October 9, 2002, the Company filed a Current Report on Form 8-K under Item 5 that described the Company’s change to the New York Stock Exchange from the Nasdaq Stock Market.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(d)	Financial Statements of Subsidiaries Not Consolidated:

Report of Independent Auditors

Board of Directors
CorrChoice, Inc.

We have audited the accompanying consolidated balance sheets of CorrChoice, Inc. and Subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CorrChoice, Inc. and Subsidiaries at October 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2002 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Akron, Ohio
November 25, 2002

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$50,519,702	$48,505,915
Marketable securities	42,726,806	29,065,245
Accounts receivable, less allowances of $557,000 and $940,000 in 2002 and 2001, respectively	19,181,253	20,760,209
Accounts and notes receivable-related party	1,885,506	1,092,251
Notes receivable, current portion	343,598	316,358
Inventories	24,950,669	29,375,187
Deferred income taxes	429,100	1,192,100
Prepaid expenses and other assets	87,841	117,917

Total current assets	140,124,475	130,425,182

Property, plant and equipment:
Land and improvements	8,255,335	7,249,208
Buildings and improvements	56,653,950	49,851,121
Machinery and equipment	105,439,596	107,955,622
Office fixtures and computer equipment	2,861,434	3,043,927
Construction in process	1,271,556	629,773

	174,481,871	168,729,651
Less accumulated depreciation	71,237,305	65,092,937

	103,244,566	103,636,714

Other long-term assets:
Goodwill, net of accumulated amortization of $373,195 and $278,736 in 2002 and 2001, respectively	1,043,697	1,138,156
Prepaid pension expense	722,247	423,364
Notes receivable, long-term portion	276,222	334,045
Property held for sale	1,820,625	780,388

	3,862,791	2,675,953

Total assets	$247,231,832	$236,737,849

See accompanying notes.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
	2002	2001
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,268,630	$3,076,526
Accounts payable-related party	2,334,246	2,002,563
Accrued compensation	2,119,281	2,907,744
Accrued taxes, other than income taxes	827,296	1,267,148
Income taxes payable	1,578,389	953,963
Other accrued expenses	345,725	434,203
Current portion of notes payable	—	92,333

Total current liabilities	9,473,567	10,734,480

Deferred income taxes	8,726,600	8,961,900

Shareholders’ equity:
Common stock, no par value, 10,000 shares authorized and issued	—	—
Additional paid-in-capital	165,619,160	165,619,160
Accumulated other comprehensive loss	(174,944)	(14,293)
Retained earnings	63,587,449	51,436,602

Total shareholders’ equity	229,031,665	217,041,469

Total liabilities and shareholders’ equity	$247,231,832	$236,737,849

See accompanying notes.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Consolidated Statements of Income

	For the years ended October 31,
	2002	2001	2000
Net sales	$230,106,973	$284,534,228	$313,434,858
Cost of goods sold	195,166,073	243,770,832	267,222,372

Gross profit	34,940,900	40,763,396	46,212,486

Selling, general and administrative expenses	9,676,018	14,083,688	13,962,208
Fixed asset impairment charge	1,621,330	1,006,506	—

Operating income	23,643,552	25,673,202	32,250,278

Other income (expense):
Investment and other income	2,375,146	3,988,736	4,385,311
Other expenses	(188,069)	(270,928)	(237,751)

	2,187,077	3,717,808	4,147,560

Income before income taxes	25,830,629	29,391,010	36,397,838

Income tax expense	10,047,500	11,229,600	13,708,000

Net income	$15,783,129	$18,161,410	$22,689,838

See accompanying notes.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity

	Total	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings
Balance at November 1, 1999	$184,466,940	$—	$165,619,160	$(56,373)	$18,904,153
Net income	22,689,838	—	—	—	22,689,838
Unrealized gain on marketable securities, net of taxes of $85,409	128,113	—	—	128,113	—

Total comprehensive income	22,817,951
Dividends	(3,780,831)	—	—	—	(3,780,831)

Balance at October 31, 2000	203,504,060	—	165,619,160	71,740	37,813,160
Net income	18,161,410	—	—		18,161,410
Unrealized loss on marketable securities, net of tax benefit of $57,356	(86,033)	—	—	(86,033)	—

Total comprehensive income	18,075,377
Dividends	(4,537,968)	—	—	—	(4,537,968)

Balance at October 31, 2001	217,041,469	—	165,619,160	(14,293)	51,436,602
Net income	15,783,129	—	—	—	15,783,129
Unrealized loss on marketable securities, net of tax benefit of $116,630	(160,651)	—	—	(160,651)	—

Total comprehensive income	15,622,478
Dividends	(3,632,282)	—	—	—	(3,632,282)

Balance at October 31, 2002	$229,031,665	$—	$165,619,160	$(174,944)	$63,587,449

See accompanying notes.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended October 31,
	2002	2001	2000
Operating activities:
Net income	$15,783,129	$18,161,410	$22,689,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,814,299	11,363,347	10,440,989
Amortization	94,459	93,600	90,677
Bad debt expense	781,043	297,672	517,676
Fixed asset impairment charge	1,621,330	1,006,506	—
Gain on sale of fixed assets	(234,705)	(239,016)	(494,893)
Deferred income taxes	634,800	259,700	651,000
Changes in operating assets and liabilities:
Accounts receivable	797,913	3,515,356	605,280
Accounts and notes receivable—related party	(793,255)	(309,044)	1,091,984
Notes receivable, net	30,583	(650,403)	—
Inventories	4,424,518	(720,629)	1,069,617
Prepaid expenses and other assets	30,076	(33,803)	(35,117)
Prepaid pension expense	(298,883)	(46,377)	36,797
Accounts payable	(807,896)	(45,699)	(2,828,582)
Accounts payable—related party	331,683	(585,116)	(423,885)
Accrued liabilities	(1,316,793)	611,762	903,773
Income taxes payable	624,426	292,600	(1,482,100)

Net cash provided by operating activities	33,516,727	32,971,866	32,833,054

Investing activities:
Purchases of short-term investments, net	(13,929,312)	(4,637,079)	(2,262,703)
Purchases of property, plant and equipment	(15,656,878)	(23,214,407)	(19,292,086)
Proceeds from sale of fixed assets	1,807,865	5,900,994	3,017,992

Net cash used in investing activities	(27,778,325)	(21,950,492)	(18,536,797)

Financing activities:
Dividends	(3,632,282)	(4,537,968)	(3,780,831)
Principal payments on notes payable	(92,333)	(131,420)	(162,815)

Net cash used in financing activities	(3,724,615)	(4,669,388)	(3,943,646)

Net increase in cash and cash equivalents	2,013,787	6,351,986	10,352,611
Cash and cash equivalents at beginning of year	48,505,915	42,153,929	31,801,318

Cash and cash equivalents at end of year	$50,519,702	$48,505,915	$42,153,929

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$8,831,391	$11,342,206	$14,574,110

See accompanying notes.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

CorrChoice, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.    Description of Business and Basis of Presentation

CorrChoice, Inc. and Subsidiaries (CorrChoice or the Company) operate in one business segment which manufactures corrugated cardboard sheets for sale to producers of corrugated boxes.

CorrChoice was formed effective November 1, 1998 upon the signing of a joint venture agreement between Greif Bros. Corporation (Greif) and the former owners of Ohio Packaging Corporation and subsidiaries. Under the agreement, Greif contributed its stock holdings of both Michigan Packaging Corporation and Ohio Packaging Corporation in exchange for a 63.24% interest in CorrChoice, and the former owners of Ohio Packaging Corporation and subsidiaries (Ohio Packaging) received a 36.76% interest in CorrChoice for their interest in Ohio Packaging. The ownership percentages were determined by an appraisal performed by an independent third party. Based on the terms of the shareholder voting agreement, Greif and the former owners of Ohio Packaging are equally represented on the CorrChoice Board of Directors.

2.    Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CorrChoice, Inc. and Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company’s fiscal year ends on October 31. References in the notes to the financial statements to the years 2002, 2001 and 2000 refer to the fiscal years ended October 31, 2002, 2001, and 2000, respectively.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from product sales upon shipment to customers and transfer of title. Revenue associated with shipping and handling charges are included in net sales and the related costs are included in cost of goods sold in the consolidated statements of income.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Marketable Securities and Investment Income

Marketable securities have been classified as available-for-sale in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS No. 115). Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive (loss) income in shareholders’ equity. At October 31, 2002 and 2001, accumulated other comprehensive (loss) income consists entirely of unrealized gains or losses on available-for-sale securities.

The fair values of marketable equity securities traded on a national securities exchange are valued at the last reported sales price on the last business day of the fiscal year. U.S. Treasury securities are valued based on quoted market prices using yields currently available on comparable securities with similar credit ratings. Interest and dividends are included in investment income.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, trade receivables and notes receivable. The Company’s cash equivalents are held by major financial institutions.

The Company’s customers are primarily located in the mid-west and southeast regions of the United States. The Company grants credit to customers based on an evaluation of their financial condition and collateral is generally not required. Losses from credit sales are provided for in the financial statements and have historically been within management’s expectations.

Inventories

Inventories, which are principally composed of raw materials, are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method. If inventories had been valued at current costs, inventories would have been $4,976,000, $6,254,000 and $13,045,000 higher at October 31, 2002, 2001 and 2000, respectively.

Change in Accounting

In 2000, the Company adopted the LIFO method of costing inventory at its Heritage Packaging Corporation subsidiary. Previously, the first-in, first-out (FIFO) method of costing inventory was used. Management believes that the LIFO method has the effect of minimizing the impact of price level

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

changes on inventory valuations and generally matches current costs against current revenues in the income statement. The effect of the change was to reduce 2000 net income by approximately $468,300 from the amount which would otherwise have been reported. There is no cumulative effect on prior years since the ending inventory as previously reported (1999) is the beginning inventory for LIFO purposes.

Property, Plant and Equipment

Property, plant and equipment is valued at cost less accumulated depreciation. Expenditures for repairs and maintenance are charged to operations as incurred, while expenditures for additions and improvements are capitalized. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, 3 to 7 years for office furniture and computer equipment and 5 to 10 years for operating machinery and equipment.

Goodwill and Long-Lived Assets

Goodwill represents costs in excess of net assets of acquired businesses which are amortized using the straight-line method over 15 years. The carrying value of goodwill is reviewed on a periodic basis for recoverability based on the undiscounted cash flows of the businesses acquired over the remaining amortization period. Should the review indicate that goodwill is not recoverable, the Company’s carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows.

In addition, the Company assesses long-lived assets for impairment under FASB Statement of Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. Under those rules, the Company records impairment charges on long-lived assets when events and circumstances indicate that the assets may be impaired. When the undiscounted net cash flows related to those assets are less than their carrying value, the assets are adjusted to their fair values. Goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. No reduction of goodwill was necessary in 2002, 2001 or 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

Reclassifications

Certain amounts in the 2001 and 2000 financial statements were reclassified to conform to the current year presentation.

3.    Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). The adoption of FAS 141 as of July 1, 2001 had no effect on the Company’s financial position, results of operations or cash flows. FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be reviewed for impairment annually or if certain impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt FAS 142 on November 1, 2002 and goodwill amortization ceased at that date. At October 31, 2002, the Company had approximately $1,044,000 of unamortized goodwill which will be subject to the transition provisions of FAS 142. Amortization expense related to goodwill existing on the balance sheet for acquisitions occurring prior to June 30, 2001 amounted to approximately $94,500, $93,600 and $90,700 for the years ended October 31, 2002, 2001 and 2000, respectively, and will be zero in fiscal year 2003.

The Company is currently finalizing the evaluation of the potential financial statement impact of the adoption of FAS 142 and does not believe that it will have a material effect on the Company’s financial position, results of operations or cash flows, including any transitional impairment losses which would be required to be recognized as the effect of a change in accounting principle upon adoption of the new standard.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (FAS 144) which establishes a single accounting model to be used for disposal of long-lived assets. The new rules supersede FAS 121. Although retaining many of the fundamental recognition and measurement provisions of FAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of Accounting Principles Board Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of Business (APB

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

30), with regard to reporting the effects of a disposal of a segment of a business and will require the expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred rather than as of the measurement date as presently required by APB 30. In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The new accounting standard is effective for the Company as of November 1, 2002 and management does not expect that adoption of FAS 144 will have a significant impact on the Company’s financial position, results of operations or cash flows.

4.    Financing Arrangements

At October 31, 2002, the Company had $20,000,000 available under an unsecured line-of-credit from a bank which expires March 31, 2003. No amounts were outstanding under this line-of-credit at October 31, 2002.

In connection with the 1998 acquisition of the assets of a corrugated sheet feeding facility in Atlanta, Georgia, the Company delayed remittance of $500,000 of the purchase price in order to compel the selling company to comply with minimum purchase provisions included in the purchase agreement. The Company signed an 8.5% interest bearing promissory note for the remaining amount due. The note was paid in full as of October 31, 2002.

5.    Financial Instruments

The carrying values of cash, cash equivalents, accounts receivable and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The following is a summary of the Company’s available-for-sale securities:

	Available-for-Sale Securities
	Fair Market Value	Historical Cost	Unrealized Gains (Losses)
October 31, 2002:
U. S. Treasury securities	$32,865,431	$32,795,438	$69,993
Greif Bros. Corporation common stock	1,606,800	1,968,366	(361,566)
Other	8,254,575	8,254,575	—

	$42,726,806	$43,018,379	$(291,573)

October 31, 2001:
U. S. Treasury securities	$24,919,445	$24,620,701	$298,744
Greif Bros. Corporation common stock	1,645,800	1,968,366	(322,566)
Other	2,500,000	2,500,000	—

	$29,065,245	$29,089,067	$(23,822)

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

The contractual maturities of the U. S. Treasury securities are all less than one year.

6.    Assets Held For Sale

The Company previously acquired land in North Carolina at a cost of approximately $731,000 in contemplation of the construction of a new corrugated sheet manufacturing facility. Site preparation and certain start up expenses were incurred before the decision was made by management to terminate the facility construction project on May 1, 1998. At October 31, 2002, the property continues to be held for sale and is recorded at its estimated fair value less cost to sell of $298,000.

During 2001, several component parts of a corrugating machine located at one of the Company’s subsidiary locations were replaced. Many of the replaced items were sold during the year, however, certain items with a net book value of approximately $1,500,000 remain held for sale at October 31, 2002. The estimated fair value, net of estimated brokerage commissions and disposition costs, is approximately $481,000. During 2001, the Company recorded an impairment charge of $1,006,506 to reduce the equipment to its estimated fair value.

During 2002, the Company made a decision to take machinery and equipment with a carrying value of approximately $2,662,000 out of service. The machinery and equipment has been classified as held for sale at October 31, 2002. The estimated fair value, net of estimated brokerage commissions and disposition costs, is approximately $1,382,000. During 2002, the Company recorded an impairment charge of $1,621,330 to reduce the machinery and equipment to its estimated fair value.

7.    Common Stock

Greif and the former owners of Ohio Packaging have entered into buy-sell agreements, whereby sales of CorrChoice common stock are restricted to the shareholder group and are valued at a formula price specified in the agreement.

Dividends are computed in accordance with a formula specified in the joint-venture agreement. Dividends are paid after completion of the year-end audit and upon approval by the Board of Directors. The dividend expected to be paid in 2003 based on the 2002 formula calculation is approximately $6,313,252. The dividends paid in 2002, 2001 and 2000 totaled $3,632,282, $4,537,968, and $3,780,831, respectively.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

8.    Retirement Benefit Plan

The Company sponsors a defined benefit pension plan which covers substantially all of its employees. The CorrChoice plan is a continuation of the former Ohio Packaging pension plan. Accordingly, the pension benefits for Ohio Packaging employees are based upon their total years of service with Ohio Packaging. The pension benefits for Michigan Packaging employees in the CorrChoice plan commenced on January 1, 1999, with vesting credit received for their total years of service with Michigan Packaging. Prior service for Michigan Packaging employees will be paid upon retirement from a Greif plan.

The Company’s policy is to at least fund amounts on an actuarial basis to accumulate assets sufficient to meet the benefits to be paid in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The Company made contributions of $360,655 and $52,248 in 2002 and 2001, respectively. No contributions were made or required in 2000.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets relating to the defined benefit pension plan:

	October 31
	2002	2001
Change in benefit obligation:
Benefit obligation at beginning of year	$1,575,960	$1,308,343
Service cost	166,404	152,060
Interest cost	126,077	104,667
Actuarial losses	659,281	26,921
Benefits paid	(112,694)	(16,031)

Benefit obligation at end of year	$2,415,028	$1,575,960

Change in plan assets(1):
Fair value of plan assets at beginning of year	$2,284,913	$2,190,665
Employer contributions	360,655	52,248
Actual return on plan assets	24,423	58,031
Benefits paid	(112,694)	(16,031)

Fair value of plan assets at end of year	$2,557,297	$2,284,913

Funded status:
Plan assets in excess of projected benefit obligations	$142,269	$708,953
Unrecognized net actuarial loss	1,048,133	230,582
Unrecognized net transition asset	(468,155)	(516,171)

Prepaid pension expense	$722,247	$423,364

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

(1)	Plan assets are primarily invested in listed stocks, bonds and cash equivalents listed on national securities exchanges.

The following table summarizes the assumptions used by the consulting actuary and the related benefit cost information:

	October 31
	2002	2001	2000
Assumptions:
Discount rate	6.5%	8.0%	8.0%
Expected long-term return on plan assets	8.0%	8.0%	8.0%

Components of net periodic benefit cost:
Service cost	$166,404	$152,060	$157,884
Interest cost	126,177	104,667	88,469
Expected return on plan assets	(182,793)	(202,840)	(161,540)
Amortization of transition asset	(48,016)	(48,016)	(48,016)

Net periodic benefit expense	$61,772	$5,871	$36,797

In addition to the defined benefit pension plan, the Company also sponsors a defined contribution profit sharing plan covering substantially all employees with at least six months credited service to the Company. The Company’s contributions under the plan are at the discretion of the Board of Directors. At October 31, 2002 and 2001, the plan had net assets of approximately $22,121,000 and $22,116,000, respectively. Company contributions under the plan for the 2002, 2001 and 2000 plan years, including payments made directly to employees and amounts credited to the individual participants’ investment accounts, were approximately $3,296,000, $4,367,000, and $4,071,000, respectively.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (continued)

9.    Income Taxes

The provision for income taxes consists of the following:

	2002	2001	2000
Current:
Federal	$8,029,600	$9,502,600	$11,238,500
State and local	1,383,100	1,467,300	1,818,500

	9,412,700	10,969,900	13,057,000
Deferred	634,800	259,700	651,000

	$10,047,500	$11,229,600	$13,708,000

The effective income tax rate differs from the U.S. Federal statutory tax rate as follows:

	2002	2001	2000
Statutory federal corporate tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	3.7	3.1	3.2
Non-deductible expenses	0.1	0.1	0.2
NOL carryforward	—	—	(0.7)

Effective tax rate	38.8%	38.2%	37.7%

Significant components of the Company’s deferred income taxes are as follows:

	October 31
	2002	2001
Deferred tax assets:
Trade accounts receivable	$625,000	$369,200
Franchise taxes	650,200	692,900
Impairment reserve	172,800	575,200
Net operating loss carryforward	185,800	215,200
Other	501,200	539,100

	2,135,000	2,391,600
Deferred tax liabilities:
Property, plant and equipment	10,116,700	9,970,600
Other	315,800	190,800

	10,432,500	10,161,400

Net deferred tax liability	$8,297,500	$7,769,800

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K (concluded)

At October 31, 2002, one of the Company’s subsidiaries had net operating loss carryforwards of approximately $530,900 available for federal income tax reporting purposes which expire in 2018. Due to prior changes in ownership, utilization of these net operating losses is limited to the taxable income of the subsidiary.

10.    Related Party Transactions

At October 31, 2002 and 2001, the Company had accounts receivable and notes receivable from Greif of $1,885,506 and $1,092,251, respectively. At those dates, accounts payable to Greif totaled $2,334,246 and $2,002,563, respectively. These amounts have been identified as related party accounts in the balance sheets. During 2002, 2001 and 2000, the Company sold $20,968,586, $23,109,671 and $25,980,970, respectively, of corrugated sheets and scrap materials to Greif. Also during 2002, 2001, and 2000, the Company purchased $59,816,355, $71,692,131 and $81,398,300, respectively, of raw material from Greif. These transactions are included in net sales and cost of goods sold in the consolidated statements of income.

In October 2002, the Company entered into an operating lease agreement with Greif whereby Greif has agreed to rent a building and land from one of the Company’s subsidiaries. At October 31, 2002, the carrying amount of the land and building under the lease was $7,500,000. The lease agreement specifies a lease term of ten years with a three year renewal at the option of the lessee. Monthly rental payments to be received by the Company under the lease total $75,875 per month through 2012. Future minimum lease payments to be received by the Company over the next five years are as follows: $910,500 (2003); $910,500 (2004); $910,500 (2005); $910,500 (2006); $910,500 (2007); and $4,552,500 thereafter.

11.    Contingencies

Various legal proceedings arising from the normal conduct of business are pending but, in the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition, operations or cash flows of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif Bros. Corporation (Registrant)

Date:	January 24, 2003	By:	/s/ Michael J. Gasser
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael J. Gasser Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	/s/ Donald S. Huml Donald S. Huml Chief Financial Officer (principal financial officer)

/s/ John K. Dieker John K. Dieker Vice President and Corporate Controller (principal accounting officer)	William B. Sparks, Jr. * William B. Sparks, Jr. Member of the Board of Directors

Michael H. Dempsey * Michael H. Dempsey Member of the Board of Directors	Naomi C. Dempsey * Naomi C. Dempsey Member of the Board of Directors

Daniel J. Gunsett * Daniel J. Gunsett Member of the Board of Directors	John C. Kane * John C. Kane Member of the Board of Directors

Robert C. Macauley * Robert C. Macauley Member of the Board of Directors	David J. Olderman * David J. Olderman Member of the Board of Directors

[Signatures continued on the next page]

SIGNATURES (concluded)

*    The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Annual Report on Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Annual Report on Form 10-K.

By:	/s/ Michael J. Gasser
Michael J. Gasser
Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of January 24, 2003.

CERTIFICATIONS

I, Michael J. Gasser, certify that:

1.    I have reviewed this annual report on Form 10-K of Greif Bros. Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

CERTIFICATIONS (continued)

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	January 24, 2003	By:	/s/ Michael J. Gasser
Michael J. Gasser
Chairman and Chief Executive Officer
(principal executive officer)

CERTIFICATIONS (continued)

I, Donald S. Huml, certify that:

1.    I have reviewed this annual report on Form 10-K of Greif Bros. Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal control; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

CERTIFICATIONS (concluded)

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003	By:	/s/ Donald S. Huml
Donald S. Huml Chief Financial Officer (principal financial officer)

SCHEDULE II

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe		Deductions	Balance at End of Period
Year ended October 31, 2000:
Allowance for doubtful accounts	$2.5	$2.2	$-0-		$2.4	$2.3

Environmental reserves	$1.5	$-0-	$-0-		$-0-	$1.5

Year ended October 31, 2001:
Allowance for doubtful accounts	$2.3	$3.5	$7.6	(A)	$2.8	$10.6

Environmental reserves	$1.5	$-0-	$6.4	(A)	$0.8	$7.1

Year ended October 31, 2002:
Allowance for doubtful accounts	$10.6	$1.6	$-0-		$2.3	$9.9

Environmental reserves	$7.1	$0.4	$0.5	(A)	$-0-	$8.0

(A)
Includes adjustments of $7.6 million for allowance for doubtful accounts and $6.9 million for environmental reserves related to the Van Leer Industrial Packaging business acquired from Hühtamaki Van Leer Oyj on March 2, 2001.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3(a)	Amended and Restated Certificate of Incorporation of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3(b)	Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3(c)	Amendment to Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998 File No. 1-566 (see Exhibit 3(c) therein).

4(a)	Indenture dated as of July 31, 2002, among Greif Bros. Corporation, as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10(a)*	Greif Bros. Corporation 1996 Directors Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif Bros. Corporation Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10(c)*	Greif Bros. Corporation Directors Deferred Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998 File No. 1-566 (see Exhibit 10(c) therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

10(e)*	Employment Agreement between William B. Sparks, Jr. and Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

Exhibit Index (continued)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001 between Huhtamaki Van Leer Oyj, as the seller and Greif Bros. Corporation as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

10(h)*	Greif Bros. Corporation Long-Term Incentive Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit A therein).

10(i)*	Greif Bros. Corporation Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif Bros. Corporation 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Greif Bros. Corporation 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)	Audit Committee Charter.	Contained herein.

Exhibit Index (continued)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(m)
Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif Bros. Corporation, as U.S. Borrower, and Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-U.S. borrowers,a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.
Current report on Form 8-K dated August 28, 2002, File No. 1-566 (see Exhibit 99.1 therein).

21	Subsidiaries of the Registrant	Contained herein.

23(a)	Consent of Ernst & Young LLP – Columbus, Ohio.	Contained herein.

23(b)	Consent of Ernst & Young LLP – Akron, Ohio.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Naomi C. Dempsey, Daniel J. Gunsett, Robert C. Macauley, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

Exhibit Index (concluded)

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

24(b)	Power of Attorney for John C. Kane.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 24(b) therein).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Contained herein.

99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.