Form 10-Q
period 2003-01-31
GREIF BROTHERS CORP
filed 2003-03-12
CIK 43920

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended January 31, 2003

Commission File Number 1-566

GREIF BROS. CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)

(740) 549-6000

Registrant’s telephone number, including area code

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report:

Class A Common Stock	10,570,846 shares
Class B Common Stock	11,724,403 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2003	2002
Net sales	$386,423	$365,190
Cost of products sold	319,067	297,104

Gross profit	67,356	68,086

Selling, general and administrative expenses	56,164	56,908
Restructuring charge	1,539	—

Operating profit	9,653	11,178

Interest expense, net	13,757	13,868
Gain on sale of timberland	396	3,328
Other income (expense), net	(222)	3,339

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(3,930)	3,977

Income tax expense (benefit)	(1,415)	1,432
Equity in earnings of affiliates and minority interests	1,957	1,261

Income (loss) before cumulative effect of change in accounting principle	(558)	3,806

Cumulative effect of change in accounting principle	4,822	—

Net income	$4,264	$3,806

Basic and diluted earnings per share:
Class A Common Stock (before cumulative effect)	$(0.02)	$0.14
Class A Common Stock (after cumulative effect)	$0.16	$0.14
Class B Common Stock (before cumulative effect)	$(0.03)	$0.20
Class B Common Stock (after cumulative effect)	$0.22	$0.20

See accompanying Notes to Consolidated Financial Statements

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31,	October 31,
	2003	2002
	(Unaudited)
Current assets
Cash and cash equivalents	$19,302	$25,396
Trade accounts receivable – less allowance of $10,057 in 2003 and $9,857 in 2002	240,427	274,222
Inventories	154,318	144,320
Net assets held for sale	13,192	13,945
Deferred tax assets	3,182	3,652
Prepaid expenses and other	43,197	48,286

	473,618	509,821

Long-term assets
Goodwill – less accumulated amortization	231,800	232,577
Other intangible assets – less accumulated amortization	28,155	28,999
Investment in affiliates	147,965	149,820
Other long-term assets	45,207	45,060

	453,127	456,456

Properties, plants and equipment
Timber properties – less depletion	83,551	81,380
Land	88,371	84,271
Buildings	251,911	244,967
Machinery and equipment	760,085	748,184
Capital projects in progress	22,153	26,042

	1,206,071	1,184,844
Accumulated depreciation	(409,008)	(392,826)

	797,063	792,018

	$1,723,808	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2003	2002
	(Unaudited)
Current liabilities
Accounts payable	$114,204	$135,192
Accrued payroll and employee benefits	31,848	48,974
Restructuring reserves	2,781	2,300
Short-term borrowings	23,527	20,005
Current portion of long-term debt	3,000	3,000
Other current liabilities	64,998	72,101

	240,358	281,572

Long-term liabilities
Long-term debt	643,545	629,982
Deferred tax liabilities	138,874	135,577
Postretirement benefit liability	49,366	47,131
Other long-term liabilities	83,698	93,559

	915,483	906,249

Minority interest	1,353	1,345

Shareholders’ equity
Common stock, without par value	12,147	11,974
Treasury stock, at cost	(62,143)	(61,130)
Retained earnings	687,634	687,204
Accumulated other comprehensive loss:
- foreign currency translation	(35,971)	(33,726)
- interest rate derivatives	(15,461)	(15,601)
- minimum pension liability	(19,592)	(19,592)

	566,614	569,129

	$1,723,808	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the three months ended January 31,	2003	2002
Cash flows from operating activities:
Net income	$4,264	$3,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,240	23,985
Equity in earnings of affiliates and minority interests, net of dividends received	2,036	1,036
Deferred income taxes	3,868	(1,165)
Gain on disposals of properties, plants and equipment	(221)	(4,838)
Cumulative effect of change in accounting principle	(4,822)	—
Other, net	(11,388)	(7,377)
Changes in current assets and liabilities	(18,697)	13,040

Net cash (used in) provided by operating activities	(3,720)	28,487

Cash flows from investing activities:
Purchases of properties, plants and equipment	(12,454)	(10,524)
Proceeds on disposals of properties, plants and equipment	1,200	5,684

Net cash used in investing activities	(11,254)	(4,840)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt	11,588	(25,534)
Proceeds from short-term borrowings	2,913	3,820
Dividends paid	(3,831)	(3,835)
Acquisitions of treasury stock	(1,031)	(612)
Exercise of stock options	—	322

Net cash provided by (used in) financing activities	9,639	(25,839)

Effects of exchange rates on cash	(759)	(1,724)

Net decrease in cash and cash equivalents	(6,094)	(3,916)
Cash and cash equivalents at beginning of period	25,396	29,720

Cash and cash equivalents at end of period	$19,302	$25,804

See accompanying Notes to Consolidated Financial Statements

GREIF BROS. CORPORATION AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2003

NOTE 1—BASIS OF PRESENTATION

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2003 and October 31, 2002 and the consolidated statements of income and cash flows for the three-month periods ended January 31, 2003 and 2002 of Greif Bros. Corporation and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2003 or 2002, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2003 presentation.

NOTE 2—NEWLY ADOPTED ACCOUNTING STANDARDS

Goodwill and Other Intangible Assets

In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be periodically reviewed for impairment. The application of the non-amortization provisions of SFAS No. 142 will decrease amortization expense by approximately $12 million and increase net income of the Company by approximately $10 million in 2003. The Company has performed the required transitional impairment tests under SFAS No. 142 and has concluded that no impairment exists at this time. The Company will continue to test its goodwill for impairment on at least an annual basis.

Additionally, SFAS No. 141, “Business Combinations,” requires that in a business combination in which the fair value of the net assets acquired exceeds cost, any residual negative goodwill is recognized as an extraordinary gain in the period in which the business combination is initially recognized. The transition provisions of SFAS No. 141 require that, upon adoption of SFAS No. 142, any existing negative goodwill be adjusted as a cumulative effect of change in accounting principle in the consolidated statements of income. In the first quarter of 2003, the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill.

Impairment or Disposal of Long-Lived Assets

In the first quarter of 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of” and Accounting Principles Board Opinion (“APBO”) No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

Costs Associated with Exit or Disposal Activities

In the first quarter of 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires entities to recognize a liability for a cost associated with an exit or disposal activity when the liability is incurred. Previously, under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and annual disclosure provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has early adopted these interim disclosure requirements, which are included as part of these consolidated financial statements (see Note 13). The adoption of this Statement did not, and is not expected to, have a material effect on the Company’s consolidated financial statements.

Guarantor’s Accounting and Disclosure Requirements for Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances the guarantor’s disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the enhanced disclosure requirements, which are included as part of these consolidated financial statements (see Note 16). The adoption of the recognition and initial measurement provisions of this Statement did not, and is not expected to, have a material effect on the Company’s consolidated financial statements.

NOTE 3—INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2003	October 31, 2002
Finished goods	$40,478	$38,939
Raw materials and work-in-process	146,082	137,623

	186,560	176,562
Reduction to state inventories on last-in, first-out basis	(32,242)	(32,242)

	$154,318	$144,320

NOTE 4—RESTRUCTURING RESERVES

During the first quarter of 2003, the Company identified for closure four company-owned plants (three Industrial Packaging & Services plants and one Paper, Packaging & Services plant). Three of the plants are located in North America and one in Australia. As a result of the plant closings, during the first quarter of 2003, the Company recognized a pre-tax restructuring charge of $1.5 million, consisting of $1.2 million in employee separation costs and $0.3 million in other exit costs. A total of 133 employees will be terminated in connection with these plant closings. For each business segment, costs incurred in the first quarter of 2003, the cumulative amount incurred as of January 31, 2003 and total costs expected to be incurred in connection with this activity are as follows (Dollars in thousands):

	Amount Incurred in the Current Period	Cumulative Amount Incurred to Date	Total Amount Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$884	$884	$1,336
Other exit costs	280	280	2,940

	1,164	1,164	4,276

Paper, Packaging & Services:
Employee separation costs	344	344	344
Other exit costs	31	31	101

	375	375	445

Total	$1,539	$1,539	$4,721

Following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at January 31, 2003
Cash charges:
Employee separation costs	$—	$1,228	$442	$786
Cash and non-cash charges:
Other exit costs	—	311	33	278

Total	$—	$1,539	$475	$1,064

Subsequent to January 31, 2003, the Company approved a Performance Improvement Plan that will result in significant restructuring charges during the last three quarters of 2003 (see Note 17 for additional information).

During the second quarter of 2001, the Company approved a plan to consolidate some of its then existing locations in order to eliminate duplicate facilities caused by the acquisition of Royal Packaging Industries Van Leer N.V., Huhtamaki Holdings do Brasil Ltda., Van Leer France Holdings S.A.S., Van Leer Containers, Inc. and American Flarge & Manufacturing Co., Inc. (collectively, “Van Leer Industrial Packaging”) and improve operating efficiencies and capabilities. As a result of this plan, during the second quarter of 2001, the Company recognized a pre-tax restructuring charge of $11.5 million. The Company also recognized an additional $2.8 million pre-tax restructuring charge during the fourth quarter of 2002, primarily as a result of an extension of this plan. A total of 229 employees have been terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Paid or Otherwise Settled	Balance at January 31, 2003
Cash and non-cash charges:
Other exit costs	$509	$172	$337

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan, certain facilities purchased as part of the acquisition have been closed. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. A total of 244 employees have been terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Paid or Otherwise Settled	Balance at January 31, 2003
Cash charges:
Employee separation costs	$1,791	$411	$1,380

The Company anticipates that the remaining severance benefits will be paid in the second quarter of 2003.

NOTE 5—NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of January 31, 2003, there were 12 facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Changes to the carrying amount of goodwill for the three-month period ended January 31, 2003 were as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2002	$213,549	$19,028	$232,577
Currency translation and other	(777)	—	(777)

Balance at January 31, 2003	$212,772	$19,028	$231,800

All intangible assets for the periods presented, except for $3.4 million related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 15 years. The detail of other intangible assets by class as of January 31, 2003 and October 31, 2002 was as follows (Dollars in thousands):

	Gross Intangible	Accumulated Amortization	Net Intangible
January 31, 2003:
Trademarks and patents	$18,077	$3,617	$14,460
Non-compete agreements	9,805	4,080	5,725
Other	10,389	2,419	7,970

Total	$38,271	$10,116	$28,155

October 31, 2002:
Trademarks and patents	$18,077	$3,176	$14,901
Non-compete agreements	9,805	3,742	6,063
Other	10,389	2,354	8,035

Total	$38,271	$9,272	$28,999

During the first quarter of 2003, there were no significant acquisitions of other intangible assets. Amortization expense for the three months ended January 31, 2003 and 2002 was $0.8 million and $3.9 million, respectively. Amortization expense for the three months ended January 31, 2002 includes $2.9 million related to goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates (see Note 7). Amortization expense for the next five years is expected to be $3.1 million in 2003 and $3.0 million in years 2004 through 2007.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates during the three months ended January 31, 2002 (Dollars in thousands, except per share amounts):

Net income, as reported	$3,806
Add back amortization, net of tax	2,424

Adjusted net income	$6,230

Basic and diluted earnings per share:
Class A Common Stock:
Earnings per share, as reported	$0.14
Add back amortization, net of tax	0.08

Adjusted earnings per share	$0.22

Class B Common Stock:
Earnings per share, as reported	$0.20
Add back amortization, net of tax	0.13

Adjusted earnings per share	$0.33

NOTE 7—INVESTMENT IN AFFILIATES

The Company has investments in CorrChoice, Inc. (63.24%), Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%), which are accounted for by the equity method. The Company sold its investment in Abzac-Greif (49.00%) during the second quarter of 2002. The Company’s share of earnings of these affiliates is included in income as earned. In the first quarter of 2003, the Company received dividends from affiliates of $4.0 million.

Prior to the adoption of SFAS No. 142 on November 1, 2002, the difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 was being amortized over a 15-year period. Upon adoption of SFAS No. 142, this difference is no longer being amortized.

The summarized unaudited financial information below represents the results of CorrChoice, Inc. (Dollars in thousands):

	Three months ended January 31,
	2003	2002
Net sales	$52,488	$51,612
Gross profit	$8,793	$3,998
Net income	$3,381	$2,799

The summarized unaudited financial information below represents the combined results of the Company’s 50% or less owned entities accounted for by the equity method (Dollars in thousands):

	Three months ended January 31,
	2003	2002
Net sales	$3,359	$6,615
Gross profit	$750	$1,440
Net income	$100	$120

NOTE 8—LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31,	October 31,
	2003	2002
$550 million Amended and Restated Senior Secured Credit Agreement	$395,773	$384,250
8 7/8% Senior Subordinated Notes	250,005	247,965
Other long-term debt	767	767

	646,545	632,982
Less current portion	(3,000)	(3,000)

	$643,545	$629,982

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company, as United States borrower, and Greif Spain Holdings, S.L., Greif Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.) and Van Leer Australia Pty. Limited, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. The term loan periodically reduces through its maturity date of August 23, 2009 and the revolving multicurrency credit facility matures on February 28, 2006.

8 7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 16.

NOTE 9—FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $330 million at January 31, 2003 with various maturities through 2012. Under these agreements, the Company receives interest semi-monthly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.61% over the life of the contracts. The Company is also party to an agreement in which it receives interest quarterly from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus 3.83%. At January 31,

2003, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $19.0 million ($12.1 million net of tax) was recorded.

At January 31, 2003, the Company had outstanding foreign currency forward contracts in the notional amount of $20.8 million. The fair value of these contracts at January 31, 2003 resulted in a loss of $0.1 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

NOTE 10—CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to ½ cent per share per year. Further distribution in any year must be made in proportion of 1 cent a share for Class A Common Stock to 1 ½ cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,570,846	10,570,114
Class B Common Stock	17,280,000	17,280,000	11,724,403	5,555,597

October 31, 2002:
Class A Common Stock	32,000,000	21,140,960	10,562,366	10,578,594
Class B Common Stock	17,280,000	17,280,000	11,762,859	5,517,141

NOTE 11—DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2003	2002
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.20	$0.20

NOTE 12—CALCULATION OF EARNINGS PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended January 31,
	2003	2002
Class A Common Stock:
Basic shares	10,562,640	10,520,027
Assumed conversion of stock options	—	44,026

Diluted shares	10,562,640	10,564,053

Class B Common Stock:
Basic and diluted shares	11,754,661	11,815,974

There were 1,712,458 stock options that were antidilutive for the three-month period ended January 31, 2003 (646,290 for the three-month period ended January 31, 2002).

NOTE 13—STOCK-BASED COMPENSATION

At January 31, 2003, the Company had various stock-based compensation plans as described in Note 9 to the consolidated financial statements in the Company’s 2002 Annual Report on Form 10-K. The Company applies APBO No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended January 31,
	2003	2002
Net income, as reported	$4,264	$3,806
Deduct total stock option expense determined under fair value-based method, net of tax	952	484

Pro forma net income	$3,312	$3,322

Basic and diluted earnings per share:
Class A Common Stock:
As reported	$0.16	$0.14
Pro forma	$0.12	$0.12

Class B Common Stock:
As reported	$0.22	$0.20
Pro forma	$0.17	$0.17

NOTE 14—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended January 31,
	2003	2002
Net income	$4,264	$3,806
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,245)	(2,194)
Change in market value of interest rate derivatives, net of tax	140	4,446
Minimum pension liability adjustment, net of tax	—	(84)

Comprehensive income	$2,159	$5,974

NOTE 15—BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

The Company’s reportable segments are strategic business units that offer different products. The Company evaluates performance and allocates resources based on earnings before interest, income taxes, depreciation, depletion, amortization and equity in earnings of affiliates and minority interests (“EBITDA”). The accounting policies of the reportable segments are the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2002 Annual Report on Form 10-K, except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level for most locations in the United States.

The 2002 segment EBITDA amounts have been adjusted from the amounts previously disclosed to reflect the allocation of corporate and other costs consistent with a new allocation basis adopted by the Company in 2003. The Company is now allocating all corporate and other costs directly to the segments.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2003	2002
Net sales:
Industrial Packaging & Services	$303,147	$278,700
Paper, Packaging & Services	76,426	76,318
Timber	6,850	10,172

Total	$386,423	$365,190

EBITDA:
Industrial Packaging & Services	$18,377	$19,226
Paper, Packaging & Services	8,263	10,342
Timber	5,966	12,262

Total segment	32,606	41,830
Restructuring charge	(1,539)	—

Total EBITDA	31,067	41,830
Depreciation, depletion and amortization expense	(21,240)	(23,985)
Interest expense, net	(13,757)	(13,868)

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	$(3,930)	$3,977

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,380	$17,348
Paper, Packaging & Services	5,448	5,645
Timber	412	992

Total	$21,240	$23,985

	January 31, 2003	October 31, 2002
Total assets:
Industrial Packaging & Services	$1,077,194	$1,088,810
Paper, Packaging & Services	300,906	323,704
Timber	117,277	116,183

Total segment	1,495,377	1,528,697
Corporate and other	228,431	229,598

Total	$1,723,808	$1,758,295

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2003	2002
North America	$226,802	$225,674
Europe	107,321	88,609
Other	52,300	50,907

Total	$386,423	$365,190

The following table presents total assets by geographic area (Dollars in thousands):

	January 31, 2003	October 31, 2002
North America	$1,216,067	$1,260,042
Europe	347,032	338,090
Other	160,709	160,163

Total	$1,723,808	$1,758,295

NOTE 16—SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 8—Long-Term Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif Bros. Corporation (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis.

These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statement of Operations

Three months ended January 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$168,626	$75,898	$194,814	$(52,915)	$386,423
Cost of products sold	143,635	64,413	163,934	(52,915)	319,067

Gross profit	24,991	11,485	30,880	—	67,356
Selling, general and administrative expenses	23,089	9,097	23,978	—	56,164
Restructuring charge	1,123	—	416	—	1,539

Operating profit	779	2,388	6,486	—	9,653
Interest expense (income), net	12,477	(145)	1,425	—	13,757
Gain on sale of timberland	—	396	—	—	396
Other income (expense), net(1)	(10,079)	10,739	(882)	—	(222)

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(21,777)	13,668	4,179	—	(3,930)
Income tax expense (benefit)	(7,841)	4,921	1,505	—	(1,415)
Equity in earnings of affiliates and minority interests	13,378	—	(10)	(11,411)	1,957

Income (loss) before cumulative effect of change in accounting principle	(558)	8,747	2,664	(11,411)	(558)
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income	$4,264	$8,747	$2,664	$(11,411)	$4,264

Condensed Consolidating Statement of Operations

Three months ended January 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$170,750	$73,076	$170,658	$(49,294)	$365,190
Cost of products sold	127,635	74,469	144,294	(49,294)	297,104

Gross profit (loss)	43,115	(1,393)	26,364	—	68,086
Selling, general and administrative expenses	20,800	11,789	24,319	—	56,908

Operating profit (loss)	22,315	(13,182)	2,045	—	11,178
Interest expense, net	12,248	784	836	—	13,868
Gain on sale of timberland	—	3,328	—	—	3,328
Other income (expense), net(1)	(10,242)	12,313	1,268	—	3,339

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(175)	1,675	2,477	—	3,977
Income tax expense (benefit)	(63)	603	892	—	1,432
Equity in earnings of affiliates and minority interests	3,918	—	(268)	(2,389)	1,261

Net income (loss)	$3,806	$1,072	$1,317	$(2,389)	$3,806

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Condensed Consolidating Balance Sheet

January 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$32	$—	$19,270	$—	$19,302
Trade accounts receivable	60,944	44,612	134,871	—	240,427
Inventories	28,338	29,352	96,628	—	154,318
Other current assets	28,803	3,704	27,064	—	59,571

	118,117	77,668	277,833	—	473,618

Long-term assets
Goodwill and other intangible assets	113,117	21,071	125,767	—	259,955
Investment in affiliates	823,355	514,381	—	(1,189,771)	147,965
Other long-term assets	27,790	13,311	4,106	—	45,207

	964,262	548,763	129,873	(1,189,771)	453,127

Properties, plants and equipment, net	255,647	271,816	269,600	—	797,063

	$1,338,026	$898,247	$677,306	$(1,189,771)	$1,723,808

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,408	$19,955	$74,841	$—	$114,204
Short-term borrowings	—	—	23,527	—	23,527
Current portion of long-term debt	(7,773)	—	10,773	—	3,000
Other current liabilities	1,335	23,831	74,461	—	99,627

	12,970	43,786	183,602	—	240,358

Long-term liabilities
Long-term debt	642,828	—	717	—	643,545
Other long-term liabilities	115,614	68,774	87,550	—	271,938

	758,442	68,774	88,267	—	915,483

Minority interest	—	—	1,353	—	1,353

Shareholders’ equity	566,614	785,687	404,084	(1,189,771)	566,614

	$1,338,026	$898,247	$677,306	$(1,189,771)	$1,723,808

Condensed Consolidating Balance Sheet

October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,326	$2,218	$21 852	$—	$25,396
Trade accounts receivable	87,651	47,505	139,066	—	274,222
Inventories	28,186	27,168	88,966	—	144,320
Other current assets	28,801	6,883	30,199	—	65,883

	145,964	83,774	280,083	—	509,821

Long-term assets
Goodwill and other intangible assets	113,118	21,316	127,142	—	261,576
Investment in affiliates	821,316	514,386	—	(1,185,882)	149,820
Other long-term assets	21,319	21,610	2,131	—	45,060

	955,753	557,312	129,273	(1,185,882)	456,456

Properties, plants and equipment, net	261,009	271,100	259,909	—	792,018

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,865	$29,363	$77,964	$—	$135,192
Short-term borrowings	—	—	20,005	—	20,005
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,242	44,415	73,718	—	123,375

	36,107	73,778	171,687	—	281,572

Long-term liabilities
Long-term debt	629,266	—	716	—	629,982
Other long-term liabilities	128,224	71,357	76,686	—	276,267

	757,490	71,357	77,402	—	906,249

Minority interest	—	—	1,345	—	1,345

Shareholders’ equity	569,129	767,051	418,831	(1,185,882)	569,129

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

Condensed Consolidating Statement of Cash Flows

Three months ended January 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,571	$2,813	$(10,104)	$—	$(3,720)

Cash flows from investing activities:
Purchase of properties, plants and equipment	(1,697)	(5,351)	(5,406)	—	(12,454)
Proceeds on disposals of properties, plants and equipment	880	320	—	—	1,200

Net cash used in investing activities	(817)	(5,031)	(5,406)	—	(11,254)

Cash flows from financing activities:
Proceeds from long-term debt	814	—	10,774	—	11,588
Proceeds from short-term borrowings	—	—	2,913	—	2,913
Dividends paid	(3,831)	—	—	—	(3,831)
Other, net	(1,031)	—	—	—	(1,031)

Net cash provided by (used in) financing activities	(4,048)	—	13,687	—	9,639

Effect of exchange rate changes on cash	—	—	(759)	—	(759)

Net decrease in cash and cash equivalents	(1,294)	(2,218)	(2,582)	—	(6,094)
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$32	$—	$19,270	$—	$19,302

Condensed Consolidating Statement of Cash Flows

Three months ended January 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$34,541	$8,326	$(14,380)	$—	$28,487

Cash flows from investing activities:
Purchase of properties, plants and equipment	(1,638)	(5,426)	(3,460)	—	(10,524)
Proceeds on disposals of properties, plants and equipment	2,068	3,616	—	—	5,684

Net cash provided by (used in) investing activities	430	(1,810)	(3,460)	—	(4,840)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(31,590)	—	6,056	—	(25,534)
Payments on short-term borrowings	—	—	3,820	—	3,820
Dividends paid	(3,835)	—	—	—	(3,835)
Other, net	(290)	—	—	—	(290)

Net cash provided by (used in) financing activities	(35,715)	—	9,876	—	(25,839)

Effect of exchange rate changes on cash	—	—	(1,724)	—	(1,724)

Net increase (decrease) in cash and cash equivalents	(744)	6,516	(9,688)	—	(3,916)
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$888	$—	$24,916	$—	$25,804

NOTE 17—SUBSEQUENT EVENTS

On March 4, 2003, the Company announced the implementation of a Performance Improvement Plan which the Company expects will achieve long-term organic sales growth, profitability enhancements and permanent cost reductions. As a result of initiating the actions contemplated by this plan, the Company expects to recognize pre-tax restructuring charges of approximately $45 million to $50 million during 2003. The Company expects to realize $50 million in pre-tax cost savings each year, beginning with $15 million of savings in 2003 and an additional $35 million of savings in 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

    OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif Bros. Corporation and consolidated subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Quarterly Report on Form 10-Q to the years 2003 or 2002, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

BUSINESS SEGMENTS

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial shipping container products such as steel, fibre and plastic drums, intermediate bulk containers (“IBCs”), closure systems for industrial shipping containers and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

As of January 31, 2003, we owned approximately 278,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements in accordance with these principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.

A summary of our significant accounting policies is found in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1 to the consolidated financial statements) in our 2002 Annual Report on Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

•	Allowance for Accounts Receivable—We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (i.e., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

•	Inventory Reserves—Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.

•	Net Assets Held for Sale—Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the consolidation plans in the Industrial Packaging & Services segment. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

•	Properties, Plants and Equipment—Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets. Depletion on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

•	Restructuring Liabilities—Restructuring liabilities are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring liabilities recorded in connection with existing and acquired companies are further discussed in the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

•	Pension and Postretirement Benefits—Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Notes 11 and 12 to the consolidated financial statements included in our 2002 Annual Report on Form 10-K. The actual results would be different using other assumptions.

•	Income Taxes—Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

•	Environmental Cleanup Costs—We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Our estimates of environmental remediation costs are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site-by-site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our potential future obligations for environmental contingencies related to facilities acquired in the acquisition of Royal Packaging Industries Van Leer N.V., Huhtamaki Holdings do Brasil Ltda., Van Leer France Holding S.A.S., Van Leer Containers, Inc. and American Flange & Manufacturing Co., Inc. (collectively, “Van Leer Industrial Packaging”) may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. The insurance policy, which has a 10-year term, insures for environmental contingencies unidentified at the acquisition date subject to a $50 million aggregate self-insured retention. Unidentified environmental contingencies at the

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

•	Contingencies—Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

•	Goodwill, Other Intangible Assets and Other Long-Lived Assets—Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of 2 to 15 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other items that could have a significant impact on the consolidated financial statements include the risks and uncertainties listed in this Quarterly Report on Form 10-Q under the “Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995” below. Actual results could differ materially using different estimates and assumptions or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2003 and 2002. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

We define EBITDA as earnings before interest, income taxes, depreciation, depletion, amortization and equity in earnings of affiliates and minority interests. EBITDA is included in this section because it is a basis on which we assess our financial performance and debt service capabilities. However, EBITDA should not be considered in isolation or viewed as a substitute for cash flow from operations, net income or other measures of performance as defined by accounting principles generally accepted in the United States, or as a measure of our company’s profitability or liquidity. While securities analysts, lenders and others frequently use EBITDA in their evaluation of companies, EBITDA as used herein is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

Overview

Net sales increased to $386.4 million, an increase of 5.8%, in the first quarter of 2003 from $365.2 million in the same period last year. The $21.2 million increase in net sales were attributable to the Industrial Packaging & Services segment ($24.4 million increase) and were partially offset by the Timber segment ($3.3 million decrease). Net sales for the Paper, Packaging & Services segment did not change significantly on a quarter-over-quarter comparison.

EBITDA was $32.2 million, excluding a $1.5 million restructuring charge and a $0.4 million gain on sale of timberland, for the first quarter of 2003 as compared to $38.5 million, excluding a $3.3 million gain on sale of timberland, for the first quarter of 2002. The $6.3 million decrease in EBITDA was attributable to lower gains on the sale of timber ($2.9 million decrease), the Paper, Packaging & Services segment ($2.1 million decrease) and the Industrial Packaging & Services segment ($0.8 million decrease).

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $24.4 million, or 8.8%. This increase was primarily due to an increase of $18.7 million in net sales in Europe, an increase of $4.3 million in net sales in North America and an increase of $1.4 million in other parts of the world. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe, which were partially offset by lower net sales in South America and Africa, caused by unstable economic conditions. The increase in North America’s sales were partially impacted by lower sales volumes resulting from a difficult operating environment.

EBITDA for Industrial Packaging & Services decreased to $18.4 million, before the $1.2 million restructuring charge, for the first quarter of 2003 as compared to $19.2 million for the first quarter of 2002. The primary reasons for this decrease relate to higher selling, general and administrative expenses and a negative foreign exchange effect, partially offset by an improvement in gross profit dollars.

Paper, Packaging & Services

Net sales for the Paper, Packaging & Services segment had a slight increase in the first quarter of 2003 as compared to 2002. This increase in net sales was primarily due to an improvement in sales volumes on most of the segment’s products and lower average selling prices for linerboard and medium of approximately 4%. However, our multiwall bag operations had reduced sales volumes resulting primarily from weaknesses in the feed and seed market, particularly in the midwestern United States.

EBITDA for the Paper, Packaging & Services segment decreased to $8.3 million, before the $0.4 million restructuring charge, for the first quarter of 2003 as compared to $10.3 million for the first quarter of 2002. The decline was caused by lower gross margins resulting from lower selling prices for linerboard and medium coupled with a slightly higher cost of old corrugated containers (“OCC”), a raw material for recycled linerboard and medium, and higher energy costs.

Timber

The Timber segment had a decrease in net sales of $3.3 million, or 32.7%, for the first quarter of 2003 as compared to the first quarter of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales are in line with our expectations.

EBITDA for the Timber segment decreased to $5.6 million, before the $0.4 million gain on sale of timberland, for the first quarter of 2003 as compared to $8.9 million, before the $3.3 million gain on sale of timberland, for the same period last year. The decrease in EBITDA was primarily the result of the lower timber sales.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.6% in the first quarter of 2003 from 81.4% in the first quarter of 2002. This increase was primarily caused by the Paper, Packaging & Services segment’s lower selling prices and the higher cost of OCC and utilities. Lower timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin. The cost of products sold, as a percentage of net sales, slightly increased as a result of higher raw material costs, partially offset by lower manufacturing expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased to $56.2 million (14.5% of net sales) in the first quarter of 2003 as compared to $56.9 million (15.6% of net sales) in the same period last year. The $0.7 million decrease was primarily due to $2.9 million of lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and other Intangible Assets,” partially offset by an increase in salaries and employee benefits.

Restructuring Charge

During the first quarter of 2003, we identified for closure four company-owned plants (three Industrial Packaging & Services plants and one Paper, Packaging & Services plant). Three of the plants are located in North America and one in Australia. As a result of the plant closings, during the first quarter of 2003, we recognized a pre-tax restructuring charge of $1.5 million, consisting of $1.2 million in employee separation costs and $0.3 million in other exit costs. In total, we expect to incur $4.7 million in restructuring charges related to these locations. The anticipated annual savings upon the completion of these activities is $3.4 million.

Interest Expense, Net

Interest expense, net decreased to $13.8 million during the first quarter of 2003 as compared to $13.9 million in 2002. The decrease was primarily due to lower average debt outstanding of $671.3 million during 2003 as compared to $705.4 million during 2002. The decrease in average debt outstanding was partially offset by higher interest rates on our debt during the current quarter.

Gain on Sale of Timberland

Gain on sale of timberland decreased $2.9 million in the first quarter of 2003 as compared to 2002 primarily as a result of fewer tracts of land being sold.

Other Income (Expense), Net

Other income (expense), net decreased $3.6 million in the first quarter of 2003 as compared to 2002. The change in other income was primarily due to a decrease in gains on the sale of closed facilities in comparison to the same period last year, as well as an unfavorable foreign exchange impact.

Income Tax Expense (Benefit)

The effective tax rate was 36.0% for the first quarter of both 2003 and 2002.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests increased to $2.0 million for the first quarter of 2003 as compared to $1.3 million in the same period of 2002. This income primarily represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during the second quarter of 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies has been reflected as an expense.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142.

Net Income

Based on the foregoing, net income increased $0.5 million, or 12.0%, to $4.3 million for the first quarter of 2003 from $3.8 million in the same period last year.

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

Capital Expenditures

During the first quarter of 2003, we invested $9.7 million in capital expenditures, excluding the purchase of timberland properties ($2.7 million).

We expect capital expenditures to be approximately $65 million in 2003.

Balance Sheet Changes

The reduction in trade accounts receivable was due mostly to lower net sales in the first quarter of 2003 compared to the fourth quarter of 2002.

Inventories were higher primarily due to the increases in our raw material costs.

The decrease in accounts payable was due primarily to lower cost of products sold in the first quarter of 2003 compared to the fourth quarter of 2002 and the timing of payments made to our suppliers.

Accrued payroll and employee benefits were lower primarily due to the timing of the annual bonus payments.

The increase in total debt was due to the borrowing of amounts to fund our working capital needs and capital expenditures.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we, as United States borrower, and Greif Spain Holdings, S.L., Greif Canada Inc., Van Leer (UK) Ltd., Koninklijke Emballage Industrie Van Leer B.V. (dba Royal Packaging Industries Van Leer B.V.), and Van Leer Australia Pty. Limited, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. As of January 31, 2003, there was a total of $395.8 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. At January 31, 2003, we were in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif Bros. Corporation and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of January 31, 2003, there was a total of $248.0 million outstanding under the Senior Subordinated Notes. The trust indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2003, we were in compliance with these covenants.

Contractual Obligations

As of January 31, 2003, the Company had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$647	$3	$6	$103	$535
Short-term borrowings	24	24	—	—	—
Non-cancelable operating leases	71	11	24	16	20

Total contractual cash obligations	$742	$38	$30	$119	$555

Share Repurchase Program

In February 1999, the Board of Directors of the Company authorized a one million-share stock repurchase program. During the first quarter of 2003, the Company repurchased 38,456 Class B common shares. As of January 31, 2003, the Company had repurchased 712,866 shares, including 435,476 Class A common shares and 277,390 Class B common shares. The total cost of the shares repurchased during 1999 through the end of first quarter 2003 was $20.5 million.

Performance Improvement Plan

On March 4, 2003, we announced the implementation of a Performance Improvement Plan which we believe will achieve long-term organic sales growth, profitability enhancements and permanent cost reductions. As a result of initiating the actions contemplated by this plan, we expect to recognize pre-tax restructuring charges of approximately $45 million to $50 million during 2003. We expect to realize $50 million in pre-tax cost savings each year, beginning with $15 million of savings in 2003 and an additional $35 million of savings in 2004.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Quarterly Report are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that could cause a difference include, but are not limited to: general economic and business conditions, including a prolonged or substantial economic downturn; changing trends and demands in the industries in which we compete, including industry over-capacity; industry competition; the continuing consolidation of our customer base for our paper and corrugated products; political instability in those foreign countries where we manufacture and sell our products; foreign currency fluctuations and devaluations; availability and costs of raw materials for the manufacture of our products, particularly steel and resin, and price fluctuations in energy costs; costs associated with litigation or claims against us pertaining to environmental, safety and health, product liability and other matters; work stoppages and other labor relations matters; the frequency and volume of sales of our timber and timberland; and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2002. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about the Company’s market risk from the disclosures contained in the Company’s Annual Report on Form 10-K for the year ended October 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of its disclosure controls and procedures have been effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	The Company held its Annual Meeting of Stockholders on February 24, 2003.

(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors. The inspectors of election certified the following vote tabulations:

	For	Withheld
Charles R. Chandler	11,521,473	3,210
Michael H. Dempsey	11,516,473	8,210
Naomi C. Dempsey	11,516,473	8,210
Michael J. Gasser	11,509,069	15,614
Daniel J. Gunsett	11,521,273	3,410
John C. Kane	11,521,473	3,210
Patrick J. Norton	11,520,973	3,710
David J. Olderman	11,521,473	3,210
William B. Sparks, Jr.	11,521,473	3,210

(c.)	The Company’s corporate name change from “Greif Bros. Corporation” to “Greif, Inc.” and amendment to the Company’s Amended and Restated Certificate of Incorporation to effect the change of name was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

For	Against	Abstain
11,366,030	158,153	500

ITEM 5. OTHER INFORMATION

Several of the Company’s pension plans were subject to a “blackout period,” as defined in Regulation BTR (Blackout Trading Restriction), because of a change to the respective plan recordkeeper for each of those pension plans. The blackout period commenced on January 26, 2003, and ended on February 13, 2003. During that blackout period, the ability of all participants in the affected plans to purchase, sell or otherwise acquire or transfer an interest in plan assets, to make changes in investment options, to initiate distributions or loans and to change payroll deferral percentages was suspended. All of the Company’s equity securities, namely the Company’s Class A Common Stock and Class B Common Stock, were subject to the blackout period. The person designated by the Company to respond to inquiries about the blackout period was Teresa Wilson, c/o Greif Bros. Corporation, 425 Winter Road, Delaware, Ohio 43015, telephone number 740-549-6043. The Company received notice of the blackout period from the plan administrator on November 20, 2002, as required by Section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)	Exhibits

Exhibit No.	Description of Exhibit
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section of 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section of 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.)	Reports on Form 8-K.

No events occurred requiring a Form 8-K to be filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif Bros. Corporation
(Registrant)

Date: March 12, 2003	/s/ Donald S. Huml
Donald S. Huml, Chief Financial
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

CERTIFICATIONS (continued)

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ Michael J. Gasser
Michael J. Gasser, Chairman
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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

CERTIFICATIONS (continued)

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ Donald S. Huml
Donald S. Huml, Chief Financial
Officer (Principal financial officer)

GREIF BROS. CORPORATION

Form 10-Q

For Quarterly Period Ended January 31, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

99.1	Certification for Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification for Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002