Form 10-Q
period 2003-04-30
GREIF INC
filed 2003-06-10
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-566

GREIF, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (740) 549-6000

Greif Bros. Corporation

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report:

Class A Common Stock	10,570,846 shares
Class B Common Stock	11,724,403 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net sales	$423,563	$396,913	$809,986	$762,103
Costs of products sold	349,552	315,594	668,619	612,698

Gross profit	74,011	81,319	141,367	149,405
Selling, general and administrative expenses	55,838	66,275	112,002	123,183
Restructuring charges	17,449	—	18,988	—

Operating profit	724	15,044	10,377	26,222
Interest expense, net	14,413	13,227	28,170	27,095
Gain on sale of timberland	1,568	5,222	1,964	8,550
Other income, net	2,039	698	1,817	4,037

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(10,082)	7,737	(14,012)	11,714
Income tax expense (benefit)	(3,069)	2,785	(4,484)	4,217
Equity in earnings of affiliates and minority interests	1,874	1,964	3,831	3,225

Income (loss) before cumulative effect of change in accounting principle	(5,139)	6,916	(5,697)	10,722
Cumulative effect of change in accounting principle	—	—	4,822	—

Net income (loss)	$(5,139)	$6,916	$(875)	$10,722

Basic and diluted earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$(0.18)	$0.24	$(0.20)	$0.38
Class A Common Stock (after cumulative effect)	$(0.18)	$0.24	$(0.03)	$0.38
Class B Common Stock (before cumulative effect)	$(0.27)	$0.37	$(0.31)	$0.57
Class B Common Stock (after cumulative effect)	$(0.27)	$0.37	$(0.05)	$0.57

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 30, 2003	October 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,192	$25,396
Trade accounts receivable—less allowance of $10,263 in 2003 and $9,857 in 2002	263,631	265,110
Inventories	152,451	144,320
Net assets held for sale	7,609	13,945
Deferred tax assets	2,869	3,652
Prepaid expenses and other	45,464	57,398

	492,216	509,821

Long-term assets
Goodwill—less accumulated amortization	231,078	232,577
Other intangible assets—less accumulated amortization	26,356	28,999
Investment in affiliates	150,210	149,820
Other long-term assets	46,791	45,060

	454,435	456,456

Properties, plants and equipment
Timber properties—less depletion	84,651	81,380
Land	91,978	84,271
Buildings	258,826	244,967
Machinery and equipment	764,900	748,184
Capital projects in progress	27,595	26,042

	1,227,950	1,184,844
Accumulated depreciation	(428,321)	(392,826)

	799,629	792,018

	$1,746,280	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 30, 2003	October 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$131,079	$133,585
Accrued payrolls and employee benefits	35,698	48,974
Restructuring reserves	9,427	2,300
Short-term borrowings	23,826	20,005
Current portion of long-term debt	3,000	3,000
Other current liabilities	72,018	73,705

	275,048	281,572

Long-term liabilities
Long-term debt	630,248	629,982
Deferred tax liability	140,545	135,577
Postretirement benefit liability	49,989	47,131
Other long-term liabilities	86,291	93,559

	907,073	906,249

Minority interest	1,544	1,345

Shareholders’ equity
Common stock, without par value	12,147	11,974
Treasury stock, at cost	(62,143)	(61,130)
Retained earnings	678,559	687,204
Accumulated other comprehensive loss:
- foreign currency translation	(28,707)	(33,726)
- interest rate derivatives	(16,425)	(15,601)
- minimum pension liability	(20,816)	(19,592)

	562,615	569,129

	$1,746,280	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	For the six months ended April 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(875)	$10,722
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	43,527	48,593
Equity in earnings of affiliates and minority interests, net of dividends received	161	(928)
Deferred income taxes	6,529	(4,953)
Gain on disposals of properties, plants and equipment	(1,849)	(11,970)
Cumulative effect of change in accounting principle	(4,822)	—
Other, net	(12,122)	(7,040)
Changes in current assets and liabilities	(1,247)	53,661

Net cash provided by operating activities	29,302	88,085

Cash flows from investing activities:
Purchases of properties, plants and equipment	(22,988)	(25,259)
Proceeds on disposals of properties, plants and equipment	4,330	17,317

Net cash used in investing activities	(18,658)	(7,942)

Cash flows from financing activities:
Payments on long-term debt	(8,220)	(52,954)
Proceeds from short-term borrowings	7,877	4,581
Dividends paid	(7,770)	(7,787)
Acquisitions of treasury stock	(1,031)	(948)
Exercise of stock options	—	1,435

Net cash used in financing activities	(9,144)	(55,673)

Effects of exchange rates on cash	(6,704)	(2,372)

Net (decrease) increase in cash and cash equivalents	(5,204)	22,098
Cash and cash equivalents at beginning of period	25,396	29,720

Cash and cash equivalents at end of period	$20,192	$51,818

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2003

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2003 and October 31, 2002 and the consolidated statements of operations and cash flows for the three-month and six-month periods ended April 30, 2003 and 2002 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

Stock-Based Compensation

In the first quarter of 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The adoption of this Statement did not, and is not expected to, have a material effect on the Company’s consolidated financial statements.

At April 30, 2003, the Company had various stock-based compensation plans as described in Note 9 to the consolidated financial statements in the Company’s 2002 Annual Report on Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under SFAS No. 123,

“Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net income (loss) as reported	$(5,139)	$6,916	$(875)	$10,722
Deduct total stock option expense determined under fair value method, net of tax	1,022	559	1,974	1,043

Pro forma net income (loss)	$(6,161)	$6,357	$(2,849)	$9,679

Earnings per share:

Class A Common Stock:
Basic earnings (loss) per share:
As reported	$(0.18)	$0.24	$(0.03)	$0.38
Pro forma	$(0.22)	$0.23	$(0.10)	$0.35

Diluted earnings (loss) per share:
As reported	$(0.18)	$0.24	$(0.03)	$0.38
Pro forma	$(0.22)	$0.22	$(0.10)	$0.35

Class B Common Stock:
Basic and diluted earnings (loss) per share:
As reported	$(0.27)	$0.37	$(0.05)	$0.57
Pro forma	$(0.33)	$0.34	$(0.16)	$0.51

NOTE 2—INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30, 2003	October 31, 2002
Finished goods	$42,791	$38,939
Raw materials and work-in-process	142,202	137,623

	184,993	176,562
Reduction to state inventories on last-in, first-out basis	(32,542)	(32,242)

	$152,451	$144,320

NOTE 3—NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of April 30, 2003, there were 11 facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

In the first quarter of 2003, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be periodically reviewed for impairment. The Company has performed the required transitional impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the six-month period ended April 30, 2003 were as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2002	$213,549	$19,028	$232,577
Currency translation	(1,499)	—	(1,499)

Balance at April 30, 2003	$212,050	$19,028	$231,078

All intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 15 years. The detail of other intangible assets by class as of April 30, 2003 and October 31, 2002 was as follows (Dollars in thousands):

	Gross Intangible	Accumulated Amortization	Net Intangible
April 30, 2003:
Trademarks and patents	$18,077	$3,992	$14,085
Non-compete agreements	9,525	4,914	4,611
Other	10,417	2,757	7,660

Total	$38,019	$11,663	$26,356

October 31, 2002:
Trademarks and patents	$18,077	$3,176	$14,901
Non-compete agreements	9,805	3,665	6,140
Other	10,417	2,459	7,958

Total	$38,299	$9,300	$28,999

During the first half of 2003, there were no significant acquisitions of other intangible assets. Amortization expense for the three and six months ended April 30, 2003 was $1.8 million and $2.6 million, respectively. The three months ended April 30, 2003 included $0.8 million related to accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving the Company earlier than expected due to the Performance Improvement Plan (see Note 6 for further information on the Performance Improvement Plan). Amortization expense for the three and six months ended April 30, 2002 was $4.2 million and $8.1 million, respectively. Amortization expense for the three and six months ended April 30, 2002 includes $2.9 million and $5.8 million, respectively, related to goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates (see Note 5). Amortization expense for the next five years is expected to be $4.7 million in 2003, $3.6 million in 2004, $3.1 million in 2005, $2.5 million in 2006 and $2.0 million in 2007.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates during the three and six months ended April 30, 2002 (Dollars in thousands, except per share amounts):

	Three Months ended April 30, 2002	Six months ended April 30, 2002
Net income, as reported	$6,916	$10,722
Add back amortization, net of tax	2,424	4,848

Adjusted net income	$9,340	$15,570

Basic and diluted earnings per share:

Class A Common Stock:
Earnings per share, as reported	$0.24	$0.38
Add back amortization, net of tax	0.09	0.17

Adjusted earnings per share	$0.33	$0.55

Class B Common Stock:
Earnings per share, as reported	$0.37	$0.57
Add back amortization, net of tax	0.13	0.25

Adjusted earnings per share	$0.50	$0.82

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 5—INVESTMENT IN AFFILIATES

The Company has investments in CorrChoice, Inc. (63.24%), Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%), which are accounted for by the equity method. The Company sold its investment in Abzac-Greif (49.00%) during the second quarter of 2002. The Company’s share of earnings of these affiliates is included in income as earned. In the first half of 2003, the Company received dividends from affiliates of $4.0 million.

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on November 1, 2002, the difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 was being amortized over a 15-year period. Upon adoption of SFAS No. 142, this difference is no longer being amortized.

The summarized unaudited financial information below represents the results of CorrChoice, Inc. (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net sales	$52,370	$52,327	$104,858	$103,939
Gross profit	$8,651	$9,301	$17,444	$13,299
Net income	$3,550	$3,917	$6,931	$6,716

The summarized unaudited financial information below represents the combined results of the Company’s 50% or less owned entities accounted for by the equity method (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net sales	$4,036	$6,769	$7,395	$13,384
Gross profit	$850	$1,510	$1,600	$2,951
Net income	$174	$222	$274	$342

NOTE 6—RESTRUCTURING RESERVES

On March 4, 2003, the Company announced a Performance Improvement Plan, which the Company expects will achieve long-term organic sales growth, profitability enhancements and permanent cost reductions. The Company anticipates incurring pre-tax restructuring charges of approximately $45 million to $50 million during 2003.

As part of the Performance Improvement Plan, the Company has closed six company-owned plants (four in the Industrial Packaging & Services segment and two in the Paper, Packaging & Services segment). Five of the plants are located in North America and one in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the first half of 2003, the Company recognized a pre-tax restructuring charge of $19.0 million, consisting of $14.9 million in employee separation costs and $4.1 million in other exit costs. A total of approximately 600 employees will be terminated in connection with the Performance Improvement Plan, 361 of which have been terminated as of April 30, 2003. For each business segment, costs incurred in the second quarter of 2003, the cumulative amount incurred as of April 30, 2003 and total costs expected to be incurred in connection with this activity are as follows (Dollars in thousands):

	Amount Incurred in the Current Period	Cumulative Amount Incurred to Date	Total Amount Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$10,916	$11,765	$33,030
Other exit costs	3,188	3,435	8,718

	14,104	15,200	41,748

Paper, Packaging & Services:
Employee separation costs	2,748	3,119	3,733
Other exit costs	513	578	207

	3,261	3,697	3,940

Timber:
Employee separation costs	38	42	97
Other exit costs	46	49	15

	84	91	112

Total	$17,449	$18,988	$45,800

Following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at April 30, 2003
Cash charges:
Employee separation costs	$—	$14,926	$7,718	$7,208

Cash and non-cash charges:
Other exit costs	—	4,062	2,091	1,971

Total	$—	$18,988	$9,809	$9,179

During the second quarter of 2001, the Company approved a plan to consolidate some of its then existing locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. As a result of this plan, during the second quarter of 2001, the Company recognized a pre-tax restructuring charge of $11.5 million. The Company also recognized an additional $2.8 million pre-tax restructuring charge during the fourth quarter of 2002, primarily as a result of an extension to this plan. A total of 229 employees were terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balance for the six-month period ended April 30, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Paid or Otherwise Settled	Balance at April 30, 2003
Cash and non-cash charges:
Other exit costs	$509	$261	$248

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan, certain facilities purchased as part of the acquisition have been closed. Accordingly, the Company recognized a $19.7 million restructuring liability in its purchase price allocation related to these locations. A total of 258 employees were terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balance for the six-month period ended April 30, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Paid or Otherwise Settled	Balance at April 30, 2003
Cash charges:
Employee separation costs	$1,791	$1,791	$—

NOTE 7—LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2003	October 31, 2002
$550 million Amended and Restated Senior Secured Credit Agreement	$382,045	$384,250
8 7/8% Senior Subordinated Notes	250,556	247,965
Other long-term debt	647	767

	633,248	632,982
Current portion	(3,000)	(3,000)

	$630,248	$629,982

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company, as United States borrower, and certain non-United States subsidiaries, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. The term loan periodically reduces through its maturity date of August 23, 2009 and the revolving multicurrency credit facility matures on February 28, 2006.

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

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 14.

NOTE 8—FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $260 million at April 30, 2003 with various maturities through 2008. Under these agreements, the Company receives interest semi-monthly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.57% over the life of the contracts. At April 30, 2003, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $21.3 million ($14.5 million net of tax) was recorded.

At April 30, 2003, the Company had outstanding foreign currency forward contracts in the notional amount of $39.6 million. The fair value of these contracts at April 30, 2003 resulted in a loss of $0.1 million. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

NOTE 9—CAPITAL STOCK

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2003:
Class A Common Stock	32,000,000	21,140,960	10,570,846	10,570,114
Class B Common Stock	17,280,000	17,280,000	11,724,403	5,555,597

October 31, 2002:
Class A Common Stock	32,000,000	21,140,960	10,562,366	10,578,594
Class B Common Stock	17,280,000	17,280,000	11,762,859	5,517,141

NOTE 10—DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Class A Common Stock	$0.14	$0.14	$0.28	$0.28
Class B Common Stock	$0.21	$0.21	$0.41	$0.41

NOTE 11—CALCULATION OF EARNINGS (LOSS) PER SHARE

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings (loss) per share as prescribed in SFAS No. 128, “Earnings Per Share.” In accordance with the Statement, earnings (losses) are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings (losses) for the period have been distributed in the form of dividends.

The following is a reconciliation of the average shares used to calculate basic and diluted earnings (loss) per share:

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Class A Common Stock:
Basic shares	10,570,846	10,550,055	10,566,743	10,535,041
Assumed conversion of stock options	—	133,606	—	85,844

Diluted shares	10,570,846	10,683,661	10,566,743	10,620,885

Class B Common Stock:
Basic and diluted shares	11,724,403	11,795,835	11,739,532	11,805,904

There were 1,889,530 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2003 (18,000 and 8,000 for the three-month and six-month periods, respectively, ended April 30, 2002).

NOTE 12—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income (loss), net of tax, are as follows (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net income (loss)	$(5,139)	$6,916	$(875)	$10,722
Other comprehensive income (loss):
Foreign currency translation adjustment	7,264	(596)	5,019	(2,790)
Change in market value of interest rate derivatives, net of tax	(964)	1,077	(824)	5,523
Minimum pension liability adjustment, net of tax	(1,224)	—	(1,224)	(84)

Comprehensive income (loss)	$(63)	$7,397	$2,096	$13,371

NOTE 13—BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

The Company’s reportable segments are strategic business units that offer different products. During the second quarter of 2003, the Company began reporting its segment data based on operating profit before restructuring charges, which aligns with how the Company evaluates performance and allocates resources. Previously, this information was based on earnings before interest, income taxes, depreciation, depletion, amortization, equity in earnings of affiliates and minority interests (“EBITDA”) before restructuring charges and timberland gains. The accounting policies of the reportable segments are the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2002 Annual Report on Form 10-K, except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level for most locations in the United States.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
Net sales:
Industrial Packaging & Services	$343,388	$306,584	$646,535	$585,284
Paper, Packaging & Services	73,530	79,412	149,956	155,730
Timber	6,645	10,917	13,495	21,089

Total	$423,563	$396,913	$809,986	$762,103

Operating profit:
Industrial Packaging & Services	$13,610	$3,375	$17,152	$2,752
Paper, Packaging & Services	(278)	3,191	2,534	7,457
Timber	4,841	8,478	9,679	16,013

Operating profit before restructuring charges	18,173	15,044	29,365	26,222
Restructuring charges:
Industrial Packaging & Services	14,104	—	15,200	—
Paper, Packaging & Services	3,261	—	3,697	—
Timber	84	—	91	—

Total restructuring charges	17,449	—	18,988	—

Total	$724	$15,044	$10,377	$26,222

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$16,575	$18,253	$31,956	$35,601
Paper, Packaging & Services	5,331	5,648	10,778	11,293
Timber	382	707	793	1,699

Total	$22,288	$24,608	$43,527	$48,593

	April 30, 2003	October 31, 2002
Total assets:
Industrial Packaging & Services	$1,124,836	$1,088,810
Paper, Packaging & Services	298,332	323,704
Timber	120,751	116,183

Total segment	1,543,919	1,528,697
Corporate and other	202,361	229,598

Total	$1,746,280	$1,758,295

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002
North America	$236,736	$243,237	$463,538	$468,911
Europe	129,407	100,082	236,728	188,691
Other	57,420	53,594	109,720	104,501

Total	$423,563	$396,913	$809,986	$762,103

The following table presents total assets by geographic area (Dollars in thousands):

	April 30, 2003	October 31, 2002
North America	$1,194,546	$1,260,042
Europe	373,679	338,090
Other	178,055	160,163

Total	$1,746,280	$1,758,295

NOTE 14—SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 7—Long-Term Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis.

These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statement of Operations Three months ended April 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$173,569	$81,965	$227,367	$(59,338)	$423,563
Cost of products sold	149,645	68,881	190,364	(59,338)	349,552

Gross profit	23,924	13,084	37,003	—	74,011
Selling, general and administrative expenses	28,138	2,069	25,631	—	55,838
Restructuring charges	2,411	10,058	4,980	—	17,449

Operating profit (loss)	(6,625)	957	6,392	—	724
Interest expense, net	12,312	466	1,635	—	14,413
Gain on sale of timberland	—	1,331	237	—	1,568
Other income (expense), net(1)	(10,232)	10,928	1,343	—	2,039

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(29,169)	12,750	6,337	—	(10,082)
Income tax expense (benefit)	(8,462)	3,533	1,860	—	(3,069)
Equity in earnings of affiliates and minority interests	15,568	—	(191)	(13,503)	1,874

Income (loss) before cumulative effect of change in accounting principle	(5,139)	9,217	4,286	(13,503)	(5,139)
Cumulative effect of change in accounting principle	—	—	—	—	—

Net income (loss)	$(5,139)	$9,217	$4,286	$(13,503)	$(5,139)

	Condensed Consolidating Statement of Operations Six months ended April 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$342,195	$157,863	$422,181	$(112,253)	$809,986
Cost of products sold	293,280	133,294	354,298	(112,253)	668,619

Gross profit	48,915	24,569	67,883	—	141,367
Selling, general and administrative expenses	51,227	11,166	49,609	—	112,002
Restructuring charges	3,534	10,058	5,396	—	18,988

Operating profit (loss)	(5,846)	3,345	12,878	—	10,377
Interest expense, net	24,789	321	3,060	—	28,170
Gain on sale of timberland	—	1,727	237	—	1,964
Other income (expense), net(1)	(20,311)	21,667	461	—	1,817

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(50,946)	26,418	10,516	—	(14,012)
Income tax expense (benefit)	(16,303)	8,454	3,365	—	(4,484)
Equity in earnings of affiliates and minority interests	28,946	—	(201)	(24,914)	3,831

Income (loss) before cumulative effect of change in accounting principle	(5,697)	17,964	6,950	(24,914)	(5,697)
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$(875)	$17,964	$6,950	$(24,914)	$(875)

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

	Condensed Consolidating Statement of Operations Three months ended April 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$149,804	$80,964	$186,844	$(20,699)	$396,913
Cost of products sold	134,019	47,872	154,402	(20,699)	315,594

Gross profit	15,785	33,092	32,442	—	81,319
Selling, general and administrative expenses	37,861	11,183	17,231	—	66,275

Operating profit (loss)	(22,076)	21,909	15,211	—	15,044

Interest expense (income), net	12,551	(259)	935	—	13,227
Gain on sale of timberland	—	5,071	151	—	5,222
Other income (expense), net(1)	(9,299)	9,221	776	—	698

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(43,926)	36,460	15,203	—	7,737
Income tax expense (benefit)	(15,814)	13,126	5,473	—	2,785
Equity in earnings of affiliates and minority interests	35,028	—	(215)	(32,849)	1,964

Net income (loss)	$6,916	$23,334	$9,515	$(32,849)	$6,916

	Condensed Consolidating Statement of Operations Six months ended April 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$320,554	$154,040	$357,502	$(69,993)	$762,103
Cost of products sold	261,654	122,341	298,696	(69,993)	612,698

Gross profit	58,900	31,699	58,806	—	149,405
Selling, general and administrative expenses	58,661	22,972	41,550	—	123,183

Operating profit	239	8,727	17,256	—	26,222
Interest expense, net	24,799	525	1,771	—	27,095
Gain on sale of timberland	—	8,399	151	—	8,550
Other income (expense), net(1)	(19,541)	21,534	2,044	—	4,037

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(44,101)	38,135	17,680	—	11,714
Income tax expense (benefit)	(15,877)	13,729	6,365	—	4,217
Equity in earnings of affiliates and minority interests	38,946	—	(483)	(35,238)	3,225

Net income (loss)	$10,722	$24,406	$10,832	$(35,238)	$10,722

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

	Condensed Consolidating Balance Sheet April 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,246	$17,946	$—	$20,192
Trade accounts receivable	63,651	46,837	153,143	—	263,631
Inventories	24,045	25,647	102,759	—	152,451
Other current assets	19,481	3,959	32,502	—	55,942

	107,177	78,689	306,350	—	492,216

Long-term assets
Goodwill and other intangible assets	113,117	20,718	123,599	—	257,434
Investment in affiliates	830,207	514,385	—	(1,194,382)	150,210
Other long-term assets	28,865	10,128	7,798	—	46,791

	972,189	545,231	131,397	(1,194,382)	454,435

Properties, plants and equipment, net	249,472	270,082	280,075	—	799,629

	$1,328,838	$894,002	$717,822	$(1,194,382)	$1,746,280

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$22,836	$25,170	$83,073	$—	$131,079
Short-term borrowings	—	—	23,826	—	23,826
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,569	25,978	85,596	—	117,143

	31,405	51,148	192,495	—	275,048

Long-term liabilities
Long-term debt	616,733	—	13,515	—	630,248
Other long-term liabilities	118,085	68,584	90,156	—	276,825

	734,818	68,584	103,671	—	907,073

Minority interest	—	—	1,544	—	1,544

Shareholders’ equity	562,615	774,270	420,112	(1,194,382)	562,615

	$1,328,838	$894,002	$717,822	$(1,194,382)	$1,746,280

	Condensed Consolidating Balance Sheet October 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,326	$2,218	$21,852	$—	$25,396
Trade accounts receivable	87,651	45,536	131,923	—	265,110
Inventories	28,186	27,168	88,966	—	144,320
Other current assets	28,801	8,852	37,342	—	74,995

	145,964	83,774	280,083	—	509,821

Long-term assets
Goodwill and other intangible assets	113,118	21,316	127,142	—	261,576
Investment in affiliates	821,316	514,386	—	(1,185,882)	149,820
Other long-term assets	21,319	21,610	2,131	—	45,060

	955,753	557,312	129,273	(1,185,882)	456,456

Properties, plants and equipment, net	261,009	271,100	259,909	—	792,018

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,865	$29,207	$76,513	$—	$133,585
Short-term borrowings	—	—	20,005	—	20,005
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,242	44,571	75,169	—	124,982

	36,107	73,778	171,687	—	281,572

Long-term liabilities
Long-term debt	629,266	—	716	—	629,982
Other long-term liabilities	128,224	71,357	76,686	—	276,267

	757,490	71,357	77,402	—	906,249

Minority interest	—	—	1,345	—	1,345

Shareholders’ equity	569,129	767,051	418,831	(1,185,882)	569,129

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

	Condensed Consolidating Statement of Cash Flows Six months ended April 30, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,526	$6,190	$(1,414)	$—	$29,302

Cash flows from investing activities:
Purchase of properties, plants and equipment	(4,146)	(8,383)	(10,459)	—	(22,988)
Proceeds on disposals of properties, plants and equipment	2,109	2,221	—	—	4,330

Net cash used in investing activities	(2,037)	(6,162)	(10,459)	—	(18,658)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(15,014)	—	6,794	—	(8,220)
Proceeds from short-term borrowings	—	—	7,877	—	7,877
Dividends paid	(7,770)	—	—	—	(7,770)
Other, net	(1,031)	—	—	—	(1,031)

Net cash provided by (used in) financing activities	(23,815)	—	14,671	—	(9,144)

Effect of exchange rate changes on cash	—	—	(6,704)	—	(6,704)

Net increase (decrease) in cash and cash equivalents	(1,326)	28	(3,906)	—	(5,204)
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$—	$2,246	$17,946	$—	$20,192

	Condensed Consolidating Statement of Cash Flows Six months ended April 30, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$56,812	$33,552	$(2,279)	$—	$88,085

Cash flows from investing activities:
Purchase of properties, plants and equipment	(386)	(17,037)	(7,836)	—	(25,259)
Proceeds on disposals of properties, plants and equipment	6,459	9,323	1,535	—	17,317

Net cash provided by (used in) investing activities	6,073	(7,714)	(6,301)	—	(7,942)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(55,150)	—	2,196	—	(52,954)
Proceeds from short-term borrowings	—	—	4,581	—	4,581
Dividends paid	(7,787)	—	—	—	(7,787)
Other, net	487	—	—	—	487

Net cash provided by (used in) financing activities	(62,450)	—	6,777	—	(55,673)

Effect of exchange rate changes on cash	—	—	(2,372)	—	(2,372)

Net increase (decrease) in cash and cash equivalents	435	25,838	(4,175)	—	22,098
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$2,067	$19,322	$30,429	$—	$51,818

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Quarterly Report on Form 10-Q to the years 2003 or 2002, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

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

We sell our linerboard, medium, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of industrial and consumer multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of April 30, 2003, we owned approximately 278,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2003 and 2002, which are the end of our second quarterly fiscal periods. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

During the second quarter of 2003, we began reporting our segment data based on operating profit before restructuring charges. Previously, this information was based on earnings before interest, income taxes, depreciation, depletion, amortization, equity in earnings of affiliates and minority interests (“EBITDA”) before restructuring charges and timberland gains. Operating profit before restructuring charges is equal to accounting principles generally accepted in the United States (“GAAP”) operating profit plus restructuring charges. We use operating profit before restructuring charges because we believe it is a better indication of our operational performance than GAAP operating profit since it excludes restructuring charges, which are not necessarily representative of ongoing operations. In addition, operating profit before restructuring charges provides a more stable platform on which to compare our historical performance.

SECOND QUARTER RESULTS

Overview

Net sales increased to $423.6 million in the second quarter of 2003 from $396.9 million in the same period last year. The $26.6 million, or 6.7%, increase in net sales were attributable to the Industrial Packaging & Services segment ($36.8 million increase) and were partially offset by the Paper, Packaging & Services segment ($5.9 million decrease) and the Timber segment ($4.3 million decrease). Excluding the impact of foreign currency translation, net sales for the second quarter of 2003 would have been $17.5 million lower than reported.

Operating profit was $18.2 million, excluding restructuring charges of $17.4 million, for the second quarter of 2003 as compared to $15.0 million for the second quarter of 2002. The $3.2 million increase in operating profit was attributable to the Industrial Packaging & Services segment ($10.2 million increase) and was partially offset by the Paper, Packaging & Services segment ($3.4 million decrease) and the Timber segment ($3.6 million decrease). Including restructuring charges, operating profit was $0.7 million for the second quarter of 2003 compared with $15.0 million for the same period last year.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $36.8 million, or 12.0%, in the second quarter of 2003 as compared to the same period last year. This change was due to an increase of $29.3 million in net sales in Europe, an increase of $3.7 million in net sales in North America and an increase of $3.8 million in other parts of the world. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe, which were partially offset by lower net sales in certain South American countries resulting from currency devaluations. The increase in North American sales was partially impacted by lower sales volumes in steel drums, fibre drums and pails resulting from a difficult operating environment.

Operating profit for Industrial Packaging & Services increased to $13.6 million, before restructuring charges of $14.1 million, for the second quarter of 2003 as compared to $3.4 million for the second quarter of 2002. The primary reasons for this increase relate to an improvement in sales and lower selling, general and administrative expenses, partially offset by a decline in the gross profit margin. Selling, general and administrative expenses were lower than the prior year primarily due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These improvements in selling, general and administrative expenses were partially offset by accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $5.9 million, or 7.4%, in the second quarter of 2003 as compared to the same period last year. This decrease in net sales was primarily due to lower average selling prices for linerboard and medium of approximately 3% and lower sales volumes at our converting and multiwall bag operations. These reductions were partially offset by a small increase in sales volumes for the segment’s other products.

The Paper, Packaging & Services segment incurred an operating loss of $0.3 million, before restructuring charges of $3.3 million, for the second quarter of 2003 as compared to operating income of $3.2 million for the second quarter of 2002. The decline was caused by lower gross margins for this segment resulting from lower selling prices for linerboard and medium coupled with an approximately 30% higher cost of old corrugated containers (“OCC”), a raw material for recycled linerboard and medium, and higher energy costs. These factors were partially offset by a reduction in selling, general and administrative costs largely due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Timber

The Timber segment had a decrease in net sales of $4.3 million, or 39.1%, for the second quarter of 2003 as compared to the second quarter of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales are in line with our expectations.

Operating profit for the Timber segment decreased to $4.8 million, before restructuring charges of $0.1 million, for the second quarter of 2003 as compared to

$8.5 million for the same period last year. The decrease in operating profit was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower depletion and selling, general and administrative expenses.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.5% in the second quarter of 2003 from 79.5% in the second quarter of 2002. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material and energy costs, partially offset by lower manufacturing expenses. Lower timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $55.8 million (13.2% of net sales) in the second quarter of 2003 as compared to $66.3 million (16.7% of net sales) in the same period last year. Excluding the impact of foreign currency translation, selling, general and administrative costs would have been $3.2 million lower than reported in the second quarter of 2003, and would have resulted in a $13.7 million decrease from the same period last year. The lower selling, general and administrative expenses were primarily due to realized benefits from our Performance Improvement Plan that was initiated in the second quarter of 2003. In addition, there was $2.1 million of lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was partially offset by the accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. Finally, there were certain on-going costs related to the 2001 consolidation plan, which resulted from the acquisition of Van Leer Industrial Packaging, that were charged to results of operations during the second quarter of 2002.

Restructuring Charge

On March 4, 2003, we announced a Performance Improvement Plan, which we expect will achieve long-term organic sales growth, productivity enhancements and permanent cost reductions. We anticipate realizing $50 million in annualized pre-tax cost savings by the end of fiscal 2003. We also expect to incur $45 million to $50 million in pre-tax restructuring charges during fiscal 2003.

As part of the Performance Improvement Plan, we closed two company-owned plants (one in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the second quarter of 2003. The plants are located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the second quarter of 2003, we recognized a pre-tax restructuring charge of $17.4 million, consisting of $13.7 million in employee separation costs and $3.7 million in other exit costs. See Note 6 to the consolidated financial statements for additional disclosures and descriptions of restructuring activities.

Interest Expense, Net

Interest expense, net increased to $14.4 million during the second quarter of 2003 as compared to $13.2 million in 2002. The increase is due to higher interest rates on our debt in the second quarter of 2003 as compared to the same period last year. The increase was partially offset by lower average debt outstanding of $676.4 million during 2003 as compared to $684.5 million during 2002.

Gain on Sale of Timberland

Gain on sale of timberland decreased $3.7 million in the second quarter of 2003 as compared to 2002 as a result of the sale of a large tract of land in Virginia in the second quarter of 2002 at a gain of $4.5 million, partially offset by additional other tracts of land being sold in the current year.

Other Income, Net

Other income, net increased $1.3 million in the second quarter of 2003 as compared to 2002. The change in other income was primarily due to gains on foreign currency transactions as a result of favorable foreign exchange rates, partially offset by a $1.4 million decrease in gains on the sale of closed facilities in comparison to the same period last year and lower miscellaneous income.

Income Tax Expense (Benefit)

During the second quarter of 2003, the effective tax rate was lowered to 32.0% as compared to 36.0% in the second quarter of 2002 resulting from a change in the mix of income outside the United States. We anticipate that the lower rate will be in effect for our entire fiscal year.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests decreased to $1.9 million for the second quarter of 2003 as compared to $2.0 million in the same period of 2002. This income primarily represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during the second half of 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.

Net Income (Loss)

Based on the foregoing, net income (loss) decreased $12.1 million, or 174.3%, to a net loss of $5.1 million for the second quarter of 2003 from net income of $6.9 million in the same period last year.

YEAR-TO-DATE RESULTS

Overview

Net sales increased to $810.0 million in the first half of 2003 from $762.1 million in the same period last year. The $47.9 million, or 6.3%, increase in net sales were attributable to the Industrial Packaging & Services segment ($61.2 million increase) and were partially offset by the Timber segment ($7.6 million decrease) and the Paper, Packaging & Services segment ($5.7 million decrease). Excluding the impact of foreign currency translation, net sales for the first half of 2003 would have been $19.5 million lower than reported.

Operating profit was $29.4 million, excluding restructuring charges of $19.0 million, for the first half of 2003 as compared to $26.2 million for the first half of 2002. The $3.1 million increase in operating profit was attributable to the Industrial Packaging & Services segment ($14.4 million increase) and were partially offset by the Timber segment ($6.3 million decrease) and the Paper, Packaging & Services segment ($5.0 million decrease). Including restructuring charges, operating profit was $10.4 million for the first half of 2003 as compared with $26.2 million for the same period last year.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $61.2 million, or 10.5%, in the first half of 2003 as compared to the same period last year. This change was due to an increase of $48.0 million in net sales in Europe, an increase of $8.0 million in net sales in North America and an increase of $5.2 million in other parts of the world. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe, which were partially offset by lower net sales in certain South American countries resulting from currency devaluations. The increase in North American sales was partially impacted by lower sales volumes in steel drums, fibre drums and pails resulting from a difficult operating environment.

Operating profit for Industrial Packaging & Services increased to $17.2 million, before restructuring charges of $15.3 million, for the first half of 2003 as compared to $2.8 million for the first half of 2002. The primary reasons for this increase relate to an improvement in sales and lower selling, general and administrative expenses, partially offset by a decline in the gross profit margin. Selling, general and administrative expenses were lower than the prior year primarily due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These improvements in selling, general and administrative expenses were partially offset by accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $5.7 million, or 3.7%, in the first half of 2003 as compared to the same period last year. This decrease in net sales was primarily due to lower average selling prices for linerboard and medium of approximately 4% and lower sales volumes at our converting and multiwall bag operations. These reductions were partially offset by a small increase in sales volumes for the segment’s other products.

Operating profit for the Paper, Packaging & Services segment decreased to $2.5 million, before restructuring charges of $3.6 million, for the first half of 2003 as compared to $7.5 million for the first half of 2002. The decline was caused by lower gross margins for this segment resulting from lower selling prices for linerboard and medium coupled with an approximately 40% higher cost of OCC, a raw material for recycled linerboard and medium, and higher energy costs. These factors were partially offset by a reduction in selling, general and administrative costs largely due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Timber

The Timber segment had a decrease in net sales of $7.6 million, or 36.0%, for the first half of 2003 as compared to the first half of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales are in line with our expectations.

Operating profit for the Timber segment decreased to $9.7 million, before restructuring charges of $0.1 million, for the first half of 2003 as compared to $16.0 million for the same period last year. The decrease in operating profit was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower depletion and selling, general and administrative expenses.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.5% in the first half of 2003 from 80.4% in the first half of 2002. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material and energy costs, partially offset by lower manufacturing expenses. Lower timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $112.0 million (13.8% of net sales) in the first half of 2003 as compared to $123.2 million (16.2% of net sales) in the same period last year. Excluding the impact of foreign currency translation, selling, general and administrative costs would have been $4.8 million lower than reported in the first half of 2003, and would have resulted in a $16.0 million decrease from the same period last year. The lower selling, general and administrative expenses were primarily due to realized benefits from our Performance Improvement Plan that was initiated in the second quarter of 2003. In addition, there was $5.1 million of lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which was partially offset by accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. Finally, there were certain on-going costs related to the 2001 consolidation plan, which resulted from the acquisition of Van Leer Industrial Packaging, that were charged to results of operations during the first half of 2002.

Restructuring Charge

As part of the Performance Improvement Plan, we have closed six company-owned plants (four in the Industrial Packaging & Services segment and two in the Paper, Packaging & Services segment). Five of the plants are located in North America and one is located in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the first half of 2003, we recognized a pre-tax restructuring charge of $19.0 million, consisting of $14.9 million in employee separation costs and $4.1 million in other exit costs. A total of approximately 600 employees will be terminated in connection with the Performance Improvement Plan, 361 of which have been terminated as of April 30, 2003. See Note 6 to the consolidated financial statements for additional disclosures and description of restructuring activities.

Interest Expense, Net

Interest expense, net increased to $28.2 million during the first half of 2003 as compared to $27.1 million in 2002. The increase is due to higher interest rates on our debt in the first half of 2003 as compared to the same period last year. The increase was partially offset by lower average debt outstanding of $674.4 million during 2003 as compared to $696.3 million during 2002.

Gain on Sale of Timberland

Gain on sale of timberland decreased $6.6 million in the first half of 2003 as compared to 2002 as a result of the sale of a large tract of land in Virginia last year at a gain of $4.5 million, and fewer other tracts of land being sold.

Other Income, Net

Other income, net decreased $2.2 million in the first half of 2003 as compared to 2002. The change in other income was primarily due to a $3.0 million decrease in gains on the sale of closed facilities in comparison to the same period last year and lower miscellaneous income, partially offset by gains in foreign currency transactions as a result of favorable foreign exchange rates.

Income Tax Expense (Benefit)

During the first half of 2003, the effective tax rate was lowered to 32.0% as compared to 36.0% in the first half of 2002 resulting from a change in the mix of income outside the United States. We anticipate that the lower rate will be in effect for the entire fiscal year.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests increased to $3.8 million for the first half of 2003 as compared to $3.2 million in the same period of 2002. This income primarily represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during the second half of 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.

Cumulative Effect of Change in Accounting Principle

During the first half of 2003, we recorded a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Net Income (Loss)

Based on the foregoing, net income (loss) decreased $11.6 million, or 108.2%, to a net loss of $0.9 million for the first half of 2003 from net income of $10.7 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes and borrowings under our Amended and Restated Senior Secured Credit Agreement as discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes and borrowings under our Amended and Restated Senior Secured Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first half of 2003, we invested $20.3 million in capital expenditures, excluding the purchase of timberland properties ($2.7 million).

We expect capital expenditures to be approximately $65 million in 2003.

Balance Sheet Changes

Inventories were higher primarily due to increases in our raw material costs.

Prepaid expenses and other decreased mostly as a result of collections on income taxes receivable.

Accrued payroll and employee benefits were lower primarily due to the timing of annual bonus payments related to 2002.

Restructuring reserves increased as a result of activities related to the Performance Improvement Plan.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we, as United States borrower, and certain non-United States subsidiaries, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. As of April 30, 2003, there was a total of $382.0 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At April 30, 2003, we were in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif, Inc. and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of April 30, 2003, there was a total of $248.0 million outstanding under the Senior Subordinated Notes. The trust indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2003, we were in compliance with these covenants.

Contractual Obligations

As of April 30, 2003, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$633	$3	$6	$91	$533
Short-term borrowings	24	24	—	—	—
Non-cancelable operating leases	68	8	24	16	20

Total contractual cash obligations	$725	$35	$30	$107	$553

Share Repurchase Program

In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first half of 2003, we repurchased 38,456 Class B common shares. As of April 30, 2003, we had repurchased 712,866 shares, including 435,476 Class A common shares and 277,390 Class B common shares. The total cost of the shares repurchased during 1999 through the end of the second quarter of 2003 was $20.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in our Annual Report on Form 10-K for the year ended October 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures have been effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b.)	Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section of 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section of 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c.)	Reports on Form 8-K.

On June 5, 2003, we filed a Current Report on Form 8-K under Items 5 and 9 that included, among other things, our earnings release for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 10, 2003	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

CERTIFICATIONS

I, Michael J. Gasser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greif, Inc.;

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

Date: June 10, 2003	/s/ Michael J. Gasser
Michael J. Gasser, Chairman and Chief Executive Officer (Principal executive officer)

CERTIFICATIONS  (continued)

I, Donald S. Huml, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greif, Inc.;

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

Date: June 10, 2003	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Principal financial officer)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended April 30, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

99.1	Certification for Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification for Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002