Form 10-Q
period 2003-07-31
GREIF INC
filed 2003-09-12
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$451,740	$435,148	$1,261,726	$1,197,251
Costs of products sold	370,194	344,767	1,038,813	957,465

Gross profit	81,546	90,381	222,913	239,786

Selling, general and administrative expenses	50,746	64,591	162,748	187,774
Restructuring charges	16,580	—	35,568	—

Operating profit	14,220	25,790	24,597	52,012

Interest expense, net	12,933	13,854	41,103	40,949
Debt extinguishment charge	—	4,390	—	4,390
Gain on sale of timberland	2,514	1,127	4,478	9,677
Other income (expense), net	(1,386)	659	431	4,696

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	2,415	9,332	(11,597)	21,046

Income tax expense (benefit)	773	3,360	(3,711)	7,577
Equity in earnings of affiliates and minority interests	1,338	1,979	5,169	5,204

Income (loss) before cumulative effect of change in accounting principle	2,980	7,951	(2,717)	18,673

Cumulative effect of change in accounting principle	—	—	4,822	—

Net income	$2,980	$7,951	$2,105	$18,673

Basic earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$0.11	$0.28	$(0.09)	$0.67
Class A Common Stock (after cumulative effect)	$0.11	$0.28	$0.08	$0.67
Class B Common Stock (before cumulative effect)	$0.16	$0.42	$(0.15)	$0.99
Class B Common Stock (after cumulative effect)	$0.16	$0.42	$0.11	$0.99

Diluted earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$0.11	$0.28	$(0.09)	$0.66
Class A Common Stock (after cumulative effect)	$0.11	$0.28	$0.08	$0.66
Class B Common Stock (before cumulative effect)	$0.16	$0.42	$(0.15)	$0.99
Class B Common Stock (after cumulative effect)	$0.16	$0.42	$0.11	$0.99

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 31, 2003	October 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,485	$25,396
Trade accounts receivable—less allowance of $10,286 in 2003 and $9,857 in 2002	281,752	265,110
Inventories	154,956	144,320
Net assets held for sale	6,777	13,945
Deferred tax assets	2,968	3,652
Prepaid expenses and other	52,124	57,398

	520,062	509,821

Long-term assets
Goodwill—less accumulated amortization	239,020	232,577
Other intangible assets—less accumulated amortization	25,319	28,999
Investment in affiliates	151,833	149,820
Other long-term assets	46,978	45,060

	463,150	456,456

Properties, plants and equipment
Timber properties—less depletion	84,884	81,380
Land	88,481	84,271
Buildings	250,191	244,967
Machinery and equipment	779,682	748,184
Capital projects in progress	32,645	26,042

	1,235,883	1,184,844
Accumulated depreciation	(443,323)	(392,826)

	792,560	792,018

	$1,775,772	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	July 31, 2003	October 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,063	$133,585
Accrued payrolls and employee benefits	38,135	48,974
Restructuring reserves	11,057	2,300
Short-term borrowings	24,617	20,005
Current portion of long-term debt	3,000	3,000
Other current liabilities	79,107	73,708

	306,979	281,572

Long-term liabilities
Long-term debt	624,480	629,982
Deferred tax liability	141,800	135,577
Postretirement benefit liability	50,683	47,131
Other long-term liabilities	86,449	93,559

	903,412	906,249

Minority interest	1,699	1,345

Shareholders’ equity
Common stock, without par value	12,147	11,974
Treasury stock, at cost	(62,143)	(61,130)
Retained earnings	677,593	687,204
Accumulated other comprehensive loss:
—foreign currency translation	(29,581)	(33,726)
—interest rate derivatives	(13,518)	(15,601)
—minimum pension liability	(20,816)	(19,592)

	563,682	569,129

	$1,775,772	$1,758,295

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2003	2002
Cash flows from operating activities:
Net income	$2,105	$18,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	65,769	74,896
Asset impairments	5,963	—
Equity in earnings of affiliates and minority interests, net of dividends received	(1,176)	(2,907)
Deferred income taxes	8,761	(3,090)
Gain on disposals of properties, plants and equipment	(3,945)	(13,097)
Cumulative effect of change in accounting principle	(4,822)	—
Other, net	(12,604)	(17,682)
Changes in current assets and liabilities	(2,057)	27,292

Net cash provided by operating activities	57,994	84,085

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,166)	—
Purchases of properties, plants and equipment	(39,996)	(38,805)
Proceeds on disposals of properties, plants and equipment	6,625	18,498

Net cash used in investing activities	(38,537)	(20,307)

Cash flows from financing activities:
Payments on long-term debt	(4,878)	(305,729)
Proceeds from long-term debt	—	242,750
Proceeds from short-term borrowings	—	7,476
Payments on short-term borrowings	(805)	—
Dividends paid	(11,715)	(11,740)
Acquisitions of treasury stock	(1,031)	(1,627)
Exercise of stock options	—	1,669

Net cash used in financing activities	(18,429)	(67,201)

Effects of exchange rates on cash	(4,939)	(5,133)

Net decrease in cash and cash equivalents	(3,911)	(8,556)
Cash and cash equivalents at beginning of period	25,396	29,720

Cash and cash equivalents at end of period	$21,485	$21,164

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2003

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2003 and October 31, 2002, the consolidated statements of income for the three-month and nine-month periods ended July 31, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended July 31, 2003 and 2002 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K.

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

At July 31, 2003, the Company had various stock-based compensation plans as described in Note 9 to the consolidated financial statements in the Company’s 2002 Annual Report on Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net income as reported	$2,980	$7,951	$2,105	$18,673
Deduct total stock option expense determined under fair value method, net of tax	952	515	2,926	1,557

Pro forma net income (loss)	$2,028	$7,436	$(821)	$17,116

Earnings per share:

Class A Common Stock:
Basic earnings (loss) per share:
As reported	$0.11	$0.28	$0.08	$0.67
Pro forma	$0.07	$0.26	$(0.03)	$0.61

Diluted earnings (loss) per share:
As reported	$0.11	$0.28	$0.08	$0.66
Pro forma	$0.07	$0.26	$(0.03)	$0.61

Class B Common Stock:
Basic and diluted earnings (loss) per share:
As reported	$0.16	$0.42	$0.11	$0.99
Pro forma	$0.11	$0.39	$(0.05)	$0.91

NOTE 2—INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2003	October 31, 2002
Finished goods	$42,327	$38,939
Raw materials and work-in-process	144,871	137,623

	187,198	176,562
Reduction to state inventories on last-in, first-out basis	(32,242)	(32,242)

	$154,956	$144,320

NOTE 3—NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of July 31, 2003, there were nine facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

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

Changes to the carrying amount of goodwill for the nine-month period ended July 31, 2003 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2002	$213,549	$19,028	$232,577
Goodwill acquired	8,649	—	8,649
Currency translation	(2,206)	—	(2,206)

Balance at July 31, 2003	$219,992	$19,028	$239,020

The goodwill acquired resulted from the acquisition of a small steel drum company in Europe during the third quarter of 2003.

All intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 15 years. The detail of other intangible assets by class as of July 31, 2003 and October 31, 2002 are as follows (Dollars in thousands):

	Gross Intangible	Accumulated Amortization	Net Intangible
July 31, 2003:
Trademarks and patents	$18,077	$4,333	$13,744
Non-compete agreements	9,525	5,456	4,069
Other	10,417	2,911	7,506

Total	$38,019	$12,700	$25,319

October 31, 2002:
Trademarks and patents	$18,077	$3,176	$14,901
Non-compete agreements	9,805	3,665	6,140
Other	10,417	2,459	7,958

Total	$38,299	$9,300	$28,999

During the first nine months of 2003, there were no significant acquisitions of other intangible assets. Amortization expense for the three and nine months ended July 31, 2003 was $0.8 million and $3.5 million, respectively. Amortization expense for the three and nine months ended July 31, 2002 was $3.8 million and $11.9 million, respectively. Amortization expense for the three and nine months ended July 31, 2002 includes $2.9 million and $8.7 million, respectively, related to goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates (see Note 5). Amortization expense for the next five years is expected to be $4.7 million in 2003,

$3.6 million in 2004, $3.1 million in 2005, $2.5 million in 2006 and $2.0 million in 2007.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates during the three and nine months ended July 31, 2002 (Dollars in thousands, except per share amounts):

	Three months ended July 31, 2002	Nine months ended July 31, 2002
Net income, as reported	$7,951	$18,673
Add back amortization, net of tax	2,424	7,272

Adjusted net income	$10,375	$25,945

Earnings per share:

Class A Common Stock:
Basic earnings per share, as reported	$0.28	$0.67
Add back amortization, net of tax	0.09	0.25

Adjusted basic earnings per share	$0.37	$0.92

Diluted earnings per share, as reported	$0.28	$0.66
Add back amortization, net of tax	0.09	0.26

Adjusted diluted earnings per share	$0.37	$0.92

Class B Common Stock:
Basic and diluted earnings per share, as reported	$0.42	$0.99
Add back amortization, net of tax	0.13	0.38

Adjusted basic and diluted earnings per share	$0.55	$1.37

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 5—INVESTMENT IN AFFILIATES

The Company has investments in CorrChoice, Inc. (63.24%), Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%), which are accounted for by the equity method. The Company sold its investment in Abzac-Greif (49.00%) during the second quarter of 2002. The Company’s share of earnings of these affiliates is included in income as earned. In the first nine months of 2003, the Company received dividends from affiliates of $4.0 million.

Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on November 1, 2002, the difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 was being amortized over a 15-year period. Upon adoption of SFAS No. 142, this difference is no longer being amortized.

The summarized unaudited financial information below represents the results of CorrChoice, Inc. (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$49,618	$52,210	$154,476	$156,149
Gross profit	$7,913	$11,791	$25,357	$25,090
Net income	$2,566	$4,124	$9,497	$10,840

The summarized unaudited financial information below represents the combined results of the Company’s 50% or less owned entities accounted for by the equity method (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales	$4,144	$3,219	$11,539	$16,603
Gross profit	$933	$704	$2,533	$3,655
Net income	$146	$94	$420	$436

NOTE 6—RESTRUCTURING RESERVES

On March 4, 2003, the Company announced a Performance Improvement Plan, which the Company expects will enhance long-term organic sales growth and productivity, and achieve permanent cost reductions. The Company anticipates incurring restructuring charges of approximately $50 million during 2003.

As part of the Performance Improvement Plan, the Company has closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment). Six of the plants are located in North America and one plant is located in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the first nine months of 2003, the Company recognized pre-tax restructuring charges of $35.6 million, consisting of $22.1 million in employee separation costs, $6.0 million in asset impairments and $7.5 million in other costs. The asset impairment charges related to the write-down to fair value of buildings and equipment are based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of approximately 675 employees will be terminated in 2003 in connection with the Performance Improvement Plan, 537 of which have been terminated as of July 31, 2003. For each business segment, costs incurred in the third quarter of 2003, the cumulative amount incurred as of July 31, 2003 and total costs expected to be incurred in connection with this activity are as follows (Dollars in thousands):

	Amount Incurred in the Current Period	Cumulative Amount Incurred to Date	Total Amount Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$5,276	$17,041	$25,400
Asset impairments	2,822	3,366	4,200
Other costs	3,267	6,158	10,400

	11,365	26,565	40,000

Paper, Packaging & Services:
Employee separation costs	1,870	4,989	5,000
Asset impairments	2,538	2,570	2,600
Other costs	716	1,262	2,100

	5,124	8,821	9,700

Timber:
Employee separation costs	26	68	100
Asset impairments	27	27	100
Other costs	38	87	100

	91	182	300

Total	$16,580	$35,568	$50,000

Following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2003 (Dollars in thousands):

	Balance at October 31, 2002	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at July 31, 2003
Cash charges:
Employee separation costs	$—	$22,098	$14,528	$7,570
Other costs	—	7,507	6,458	1,049

	—	29,605	20,986	8,619

Non-cash charges:
Asset impairments	—	5,963	3,726	2,237

Total	$—	$35,568	$24,712	$10,856

The Company also recorded restructuring reserves in prior years. Following is a reconciliation of the beginning and ending restructuring reserve balance for the nine-month period ended July 31, 2003 related to prior year restructuring activities (Dollars in thousands):

	Balance at October 31, 2002	Costs Paid or Otherwise Settled	Balance at July 31, 2003
Cash charges:
Employee separation costs	$1,791	$1,791	$—
Other costs	509	308	201

Total	$2,300	$2,099	$201

NOTE 7—LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2003	October 31, 2002
$550 million Amended and Restated Senior Secured Credit Agreement	$379,262	$384,250
8 7/8% Senior Subordinated Notes	247,408	247,965
Other long-term debt	810	767

	627,480	632,982
Current portion	(3,000)	(3,000)

	$624,480	$629,982

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

A description of the guarantors of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 14.

NOTE 8—FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $310 million at July 31, 2003 with various maturities through 2012. Under most of these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.7% over the life of the contracts. The Company is also party to an agreement in which it receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus a spread. At July 31, 2003, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $21.6 million ($14.7 million net of tax) was recorded.

At July 31, 2003, the Company had outstanding foreign currency forward contracts in the notional amount of $34.1 million. The fair value of these contracts at July 31, 2003 resulted in a loss of $0.3 million recorded in the consolidated statement of income. The purpose of these contracts is to hedge short-term intercompany loan balances with its foreign businesses.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,570,846	10,570,114
Class B Common Stock	17,280,000	17,280,000	11,724,403	5,555,597

October 31, 2002:
Class A Common Stock	32,000,000	21,140,960	10,562,366	10,578,594
Class B Common Stock	17,280,000	17,280,000	11,762,859	5,517,141

NOTE 10—DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Class A Common Stock	$0.14	$0.14	$0.42	$0.42
Class B Common Stock	$0.21	$0.21	$0.62	$0.62

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings (loss) per share:

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Class A Common Stock:
Basic shares	10,570,846	10,577,951	10,568,111	10,549,345
Assumed conversion of stock options	—	64,288	—	77,429

Diluted shares	10,570,846	10,642,239	10,568,111	10,626,774

Class B Common Stock:
Basic and diluted shares	11,724,403	11,778,142	11,734,489	11,796,650

There were 1,889,530 stock options that were antidilutive for the three-month and nine-month periods ended July 31, 2003 (199,700 and 18,000 for the three-month and nine-month periods, respectively, ended July 31, 2002).

NOTE 12—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income (loss), net of tax, are as follows (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net income	$2,980	$7,951	$2,105	$18,673
Other comprehensive income (loss):
Foreign currency translation adjustment	(874)	(9,841)	4,145	(12,631)
Change in market value of interest rate derivatives, net of tax	2,907	(3,921)	2,083	1,602
Minimum pension liability adjustment, net of tax	—	—	(1,224)	(84)

Comprehensive income (loss)	$5,013	$(5,811)	$7,109	$7,560

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

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
Net sales:
Industrial Packaging & Services	$370,399	$342,254	$1,016,934	$927,538
Paper, Packaging & Services	74,482	83,964	224,438	239,694
Timber	6,859	8,930	20,354	30,019

Total	$451,740	$435,148	$1,261,726	$1,197,251

Operating profit:
Industrial Packaging & Services	$26,327	$16,585	$43,479	$19,337
Paper, Packaging & Services	(124)	3,165	2,410	10,622
Timber	4,597	6,040	14,276	22,053

Operating profit before restructuring charges	30,800	25,790	60,165	52,012

Restructuring charges:
Industrial Packaging & Services	11,365	—	26,565	—
Paper, Packaging & Services	5,124	—	8,821	—
Timber	91	—	182	—

Total restructuring charges	16,580	—	35,568	—

Total	$14,220	$25,790	$24,597	$52,012

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,571	$19,258	$47,528	$54,859
Paper, Packaging & Services	6,022	5,809	16,800	17,102
Timber	648	1,236	1,441	2,935

Total	$22,241	$26,303	$65,769	$74,896

	July 31, 2003	October 31, 2002
Total assets:
Industrial Packaging & Services	$1,153,262	$1,088,810
Paper, Packaging & Services	299,124	323,704
Timber	122,647	116,183

Total segment	1,575,033	1,528,697
Corporate and other	200,739	229,598

Total	$1,775,772	$1,758,295

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002
North America	$238,587	$258,448	$702,125	$727,359
Europe	148,265	120,287	384,993	308,978
Other	64,888	56,413	174,608	160,914

Total	$451,740	$435,148	$1,261,726	$1,197,251

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2003	October 31, 2002
North America	$1,195,822	$1,260,042
Europe	402,344	338,090
Other	177,606	160,163

Total	$1,775,772	$1,758,295

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

	Condensed Consolidating Statement of Operations For the three months ended July 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$175,148	$82,710	$254,731	$(60,849)	$451,740
Cost of products sold	148,254	68,226	214,563	(60,849)	370,194

Gross profit	26,894	14,484	40,168	—	81,546

Selling, general and administrative expenses	24,965	3,557	22,224	—	50,746
Restructuring charges	4,088	5,860	6,632	—	16,580

Operating profit (loss)	(2,159)	5,067	11,312	—	14,220

Interest expense, net	11,685	175	1,073	—	12,933
Gain on sale of timberland	—	2,387	127	—	2,514
Other income (expense), net (1)	(10,745)	11,049	(1,690)	—	(1,386)

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(24,589)	18,328	8,676	—	2,415

Income tax expense (benefit)	(7,868)	5,865	2,776	—	773
Equity in earnings of affiliates and minority interests	19,701	—	(155)	(18,208)	1,338

Net income (loss)	$2,980	$12,463	$5,745	$(18,208)	$2,980

	Condensed Consolidating Statement of Operations For the nine months ended July 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$517,343	$240,573	$676,912	$(173,102)	$1,261,726
Cost of products sold	441,534	201,520	568,861	(173,102)	1,038,813

Gross profit	75,809	39,053	108,051	—	222,913
Selling, general and administrative expenses	76,192	14,723	71,833	—	162,748
Restructuring charges	7,622	15,918	12,028	—	35,568

Operating profit (loss)	(8,005)	8,412	24,190	—	24,597

Interest expense, net	36,474	496	4,133	—	41,103
Gain on sale of timberland	—	4,114	364	—	4,478
Other income (expense), net (1)	(31,056)	32,716	(1,229)	—	431

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(75,535)	44,746	19,192	—	(11,597)

Income tax expense (benefit)	(24,171)	14,319	6,141	—	(3,711)
Equity in earnings of affiliates and minority interests	48,647	—	(356)	(43,122)	5,169

Income (loss) before cumulative effect of change in accounting principle	(2,717)	30,427	12,695	(43,122)	(2,717)

Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$2,105	$30,427	$12,695	$(43,122)	$2,105

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

	Condensed Consolidating Statement of Operations For the three months ended July 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$180,625	$82,715	$215,226	$(43,418)	$435,148
Cost of products sold	149,133	64,728	174,324	(43,418)	344,767

Gross profit	31,492	17,987	40,902	—	90,381

Selling, general and administrative expenses	27,288	10,767	26,536	—	64,591

Operating profit	4,204	7,220	14,366	—	25,790

Interest expense, net	11,755	1,411	688	—	13,854
Debt extinguishment charge	4,390	—	—	—	4,390
Gain on sale of timberland	—	1,094	33	—	1,127
Other income (expense), net (1)	(10,632)	11,506	(215)	—	659

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(22,573)	18,409	13,496	—	9,332

Income tax expense (benefit)	(8,126)	6,627	4,859	—	3,360
Equity in earnings of affiliates and minority interests	22,398	—	(136)	(20,283)	1,979

Net income (loss)	$7,951	$11,782	$8,501	$(20,283)	$7,951

	Condensed Consolidating Statement of Operations For the nine months ended July 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$501,178	$236,907	$572,576	$(113,410)	$1,197,251
Cost of products sold	410,786	187,069	473,020	(113,410)	957,465

Gross profit	90,392	49,838	99,556	—	239,786

Selling, general and administrative expenses	82,940	32,677	72,157	—	187,774

Operating profit	7,452	17,161	27,399	—	52,012

Interest expense, net	36,554	1,936	2,459	—	40,949
Debt extinguishment charge	4,390	—	—	—	4,390
Gain on sale of timberland	—	9,493	184	—	9,677
Other income (expense), net (1)	(30,172)	33,040	1,828	—	4,696

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(63,664)	57,758	26,952	—	21,046

Income tax expense (benefit)	(22,920)	20,794	9,703	—	7,577
Equity in earnings of affiliates and minority interests	59,417	—	(622)	(53,591)	5,204

Net income (loss)	$18,673	$36,964	$16,627	$(53,591)	$18,673

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column, primarily relate to an intercompany royalty arrangement.

	Condensed Consolidating Balance Sheet July 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,393	$19,092	$—	$21,485
Trade accounts receivable	83,114	30,249	168,389	—	281,752
Inventories	22,938	22,755	109,263	—	154,956
Other current assets	19,977	2,974	38,918	—	61,869

	126,029	58,371	335,662	—	520,062

Long-term assets
Goodwill and other intangible assets	113,117	20,500	130,722	—	264,339
Investment in affiliates	813,091	514,385	—	(1,175,643)	151,833
Other long-term assets	31,976	13,845	1,157	—	46,978

	958,184	548,730	131,879	(1,175,643)	463,150

Properties, plants and equipment, net	245,008	272,490	275,062	—	792,560

	$1,329,221	$879,591	$742,603	$(1,175,643)	$1,775,772

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$23,365	$41,490	$86,208	$—	$151,063
Short-term borrowings	—	—	24,617	—	24,617
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	15,394	28,632	84,273	—	128,299

	41,759	70,122	195,098	—	306,979

Long-term liabilities
Long-term debt	603,398	—	21,082	—	624,480
Other long-term liabilities	120,382	67,741	90,809	—	278,932

	723,780	67,741	111,891	—	903,412

Minority interest	—	—	1,699	—	1,699

Shareholders’ equity	563,682	741,728	433,915	(1,175,643)	563,682

	$1,329,221	$879,591	$742,603	$(1,175,643)	$1,775,772

	Condensed Consolidating Balance Sheet October 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$1,326	$2,218	$21,852	$—	$25,396
Trade accounts receivable	87,651	45,536	131,923	—	265,110
Inventories	28,186	27,168	88,966	—	144,320
Other current assets	28,801	8,852	37,342	—	74,995

	145,964	83,774	280,083	—	509,821

Long-term assets
Goodwill and other intangible assets	113,118	21,316	127,142	—	261,576
Investment in affiliates	821,316	514,386	—	(1,185,882)	149,820
Other long-term assets	21,319	21,610	2,131	—	45,060

	955,753	557,312	129,273	(1,185,882)	456,456

Properties, plants and equipment, net	261,009	271,100	259,909	—	792,018

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,865	$29,207	$76,513	$—	$133,585
Short-term borrowings	—	—	20,005	—	20,005
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,242	44,571	75,169	—	124,982

	36,107	73,778	171,687	—	281,572

Long-term liabilities
Long-term debt	629,266	—	716	—	629,982
Other long-term liabilities	128,224	71,357	76,686	—	276,267

	757,490	71,357	77,402	—	906,249

Minority interest	—	—	1,345	—	1,345

Shareholders’ equity	569,129	767,051	418,831	(1,185,882)	569,129

	$1,362,726	$912,186	$669,265	$(1,185,882)	$1,758,295

	Condensed Consolidating Statement of Cash Flows For the nine months ended July 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$45,789	$11,916	$289	$—	$57,994

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	—	(5,166)	—	(5,166)
Purchases of properties, plants and equipment	(11,234)	(16,257)	(12,505)	—	(39,996)
Proceeds on disposals of properties, plants and equipment	2,109	4,516	—	—	6,625

Net cash used in investing activities	(9,125)	(11,741)	(17,671)	—	(38,537)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	20,366	—	20,366
Payments on long-term debt	(25,244)	—	—	—	(25,244)
Payments on short-term borrowings	—	—	(805)	—	(805)
Dividends paid	(11,715)	—	—	—	(11,715)
Acquisition of treasury stock	(1,031)	—	—	—	(1,031)

Net cash provided by (used in) financing activities	(37,990)	—	19,561	—	(18,429)

Effects of exchange rates on cash	—	—	(4,939)	—	(4,939)

Net increase (decrease) in cash and cash equivalents	(1,326)	175	(2,760)	—	(3,911)
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$—	$2,393	$19,092	$—	$21,485

	Condensed Consolidating Statement of Cash Flows For the nine months ended July 31, 2002
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$58,352	$20,590	$5,143	$—	$84,085

Cash flows from investing activities:
Purchases of properties, plants and equipment	(4,389)	(23,767)	(10,649)	—	(38,805)
Proceeds on disposals of properties, plants and equipment	6,459	10,504	1,535	—	18,498

Net cash provided by (used in) investing activities	2,070	(13,263)	(9,114)	—	(20,307)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	242,750	—	—	—	242,750
Payments on long-term debt	(291,584)	—	(14,145)	—	(305,729)
Proceeds from short-term borrowings	—	—	7,476	—	7,476
Dividends paid	(11,740)	—	—	—	(11,740)
Other, net	42	—	—	—	42

Net cash used in financing activities	(60,532)	—	(6,669)	—	(67,201)

Effects of exchange rates on cash	—	—	(5,133)	—	(5,133)

Net increase (decrease) in cash and cash equivalents	(110)	7,327	(15,773)	—	(8,556)
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$1,522	$811	$18,831	$—	$21,164

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Quarterly Report on Form 10-Q to the years 2003 or 2002, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

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

As of July 31, 2003, we owned approximately 278,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements in accordance with these principles requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.

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

•

Restructuring Reserves—Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves recorded in connection with existing and acquired companies are further discussed in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

•	Pension and Postretirement Benefits—Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Notes 11 and 12 to the consolidated financial statements included in our 2002 Annual Report on Form 10-K. The actual results would be different using other assumptions.

•	Income Taxes—Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

•	Environmental Cleanup Costs—We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Our estimates of environmental remediation costs are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination are capitalized. We determine our liability on a site-by-site basis and record a liability at the time when it is probable and can be reasonably estimated. Our estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs. Our potential future obligations for environmental contingencies related to certain facilities acquired may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. The insurance policy, which has a 10-year term, insures for environmental contingencies unidentified at the acquisition date subject to a $50 million aggregate self-insured retention. Unidentified environmental contingencies at the acquisition date up to $50 million are shared 70% by the seller and 30% by us if they are identified within 10 years following the acquisition date. Identified environmental contingencies at the acquisition date are first provided for by us up to an aggregate $10 million and shared on a 70/30% basis by us and the seller, respectively, thereafter.

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

Other items that could have a significant impact on the consolidated financial statements include the risks and uncertainties listed in this Quarterly Report on Form 10-Q under the “Forward-Looking Statements” below. Actual results could differ materially using different estimates and assumptions or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2003 and 2002, which are the end of our third quarterly fiscal periods. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit before restructuring charges is used throughout the following discussion of our results. Operating profit before restructuring charges is equal to GAAP operating profit plus restructuring charges. We use operating profit before restructuring charges because we believe it provides a better indication of our operational performance than operating profit.

THIRD QUARTER RESULTS

Overview

Net sales increased to $451.7 million in the third quarter of 2003 from $435.1 million in the same period last year. The $16.6 million, or 3.8%, increase in net sales was attributable to the Industrial Packaging & Services segment ($28.1 million increase) and was partially offset by the Paper, Packaging & Services segment ($9.5 million decrease) and the Timber segment ($2.1 million decrease). Excluding the impact of foreign currency translation, net sales for the third quarter of 2003 would have been $25.3 million lower than reported.

Operating profit was $14.2 million for the third quarter of 2003 as compared to $25.8 million for the third quarter of 2002. There were $16.6 million of restructuring charges in the third quarter of 2003.

Operating profit before restructuring charges was $30.8 million for the third quarter of 2003 as compared to $25.8 million for the third quarter of 2002. The $5.0 million increase in operating profit before restructuring charges was attributable to the Industrial Packaging & Services segment ($9.7 million increase) and was partially offset by the Paper, Packaging & Services segment ($3.3 million decrease) and the Timber segment ($1.4 million decrease).

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $28.1 million, or 8.2%, in the third quarter of 2003 as compared to the same period last year. This change was due to an increase of $36.5 million in net sales outside of North America (including $28.0 million in Europe), partially offset by a decrease of $8.3 million in North America. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe. The decrease in North American sales was primarily due to lower sales volumes in all major product lines resulting from decreased demand in the markets served.

Operating profit for Industrial Packaging & Services was $15.0 million for the third quarter of 2003 as compared to $16.6 million for the third quarter of 2002. There were $11.4 million of restructuring charges in the third quarter of 2003.

Operating profit before restructuring charges was $26.3 million for the third quarter of 2003 as compared to $16.6 million for the third quarter of 2002. The primary reasons for this increase relate to an improvement in sales and lower selling, general and administrative expenses, partially offset by a decline in the gross profit margin. Selling, general and administrative expenses were lower than the prior year primarily due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These improvements in selling, general and administrative expenses were partially offset by accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $9.5 million, or 11.3%, in the third quarter of 2003 as compared to the same period last year. This decrease in net sales was primarily due to lower sales volumes at our paper mills and converting, multiwall bag and specialty operations, and slightly lower average selling prices of linerboard and medium.

The Paper, Packaging & Services segment incurred an operating loss of $5.2 million for the third quarter of 2003 as compared to operating profit of $3.2 million for the third quarter of 2002. There were $5.1 million of restructuring charges in the third quarter of 2003.

There was an operating loss before restructuring charges of $0.1 million for the third quarter of 2003 as compared to operating income of $3.2 million for the third quarter of 2002. The decline was caused by lower gross margins for this segment resulting from lower sales volumes without a corresponding reduction in fixed costs. The decline in gross profit was partially offset by a reduction in selling, general and administrative costs largely due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Timber

The Timber segment had a decrease in net sales of $2.1 million, or 23.2%, for the third quarter of 2003 as compared to the third quarter of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales are in line with our expectations.

Operating profit for the Timber segment was $4.5 million for the third quarter of 2003 as compared to $6.0 million for the same period last year. There were $0.1 million of restructuring charges in the third quarter of 2003.

Operating profit before restructuring charges was $4.6 million for the third quarter of 2003 as compared to $6.0 million for the same period last year. The decrease in operating profit before restructuring charges was primarily the result of the lower timber sales. However, the Timber segment benefited from lower depletion and selling, general and administrative expenses.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 81.9% in the third quarter of 2003 from 79.2% in the third quarter of 2002. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material costs in Industrial Packaging & Services and lower absorption of fixed costs in Paper, Packaging & Services. Lower planned Timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $50.7 million (11.2% of net sales) in the third quarter of 2003 as compared to $64.6 million (14.8% of net sales) in the same period last year. Excluding the impact of foreign currency translation, selling, general and administrative expenses would have been $3.7 million lower than reported in the third quarter of 2003, and would have resulted in a $17.6 million decrease from the same period last year. The lower selling, general and administrative expenses were primarily due to realized benefits from our Performance Improvement Plan that was initiated in the second quarter of 2003. In addition, there was $2.7 million of lower amortization expense resulting from the net effect of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and the accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. Finally, there were certain on-going costs related to the 2001 consolidation plan, which resulted from a significant acquisition, that were charged to results of operations during the third quarter of 2002.

Restructuring Charges

On March 4, 2003, we announced a Performance Improvement Plan, which we expect will enhance long-term organic sales growth and productivity, and achieve permanent cost reductions. We anticipate realizing over $50 million in annual cost savings in 2004. We also expect to incur approximately $50 million in restructuring charges during 2003.

As part of the Performance Improvement Plan, we closed one company-owned plant in the Paper, Packaging & Services segment during the third quarter of 2003. This plant is located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the third quarter of 2003, we recognized a restructuring charge of $16.6 million, consisting of $7.2 million in employee separation costs, $5.4 million in asset impairments and $4.0 million in other costs. See Note 6 to the consolidated financial statements for additional disclosures regarding our restructuring activities.

Interest Expense, Net

Interest expense, net decreased to $12.9 million during the third quarter of 2003 as compared to $13.9 million in 2002. The decrease is due to lower average debt outstanding of $656.1 million during the third quarter of 2003 as compared to $669.3 million during the third quarter of 2002, and lower interest rates on our debt.

Gain on Sale of Timberland

Gain on sale of timberland increased $1.4 million in the third quarter of 2003 as compared to 2002 as a result of the sale of certain timber properties located in Alabama.

Other Income (Expense), Net

Other income (expense), net decreased $2.0 million in the third quarter of 2003 as compared to 2002. The change in other income was primarily due to losses on foreign currency transactions and lower miscellaneous income, partially offset by a $0.7 million increase in gains on the sale of closed facilities in comparison to the same period last year.

Income Tax Expense (Benefit)

During the third quarter of 2003, the effective tax rate was 32% as compared to 36% in the third quarter of 2002 resulting from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests decreased to $1.3 million for the third quarter of 2003 as compared to $2.0 million in the same period of 2002. This income primarily represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.

Net Income

Based on the foregoing, net income decreased $5.0 million, or 62.5%, to $3.0 million for the third quarter of 2003 from $8.0 million in the same period last year.

YEAR-TO-DATE RESULTS

Overview

Net sales increased to $1,261.7 million in the first nine months of 2003 from $1,197.3 million in the same period last year. The $64.5 million, or 5.4%, increase in net sales was attributable to the Industrial Packaging & Services segment ($89.4 million increase) and was partially offset by the Paper, Packaging & Services segment ($15.3 million decrease) and the Timber segment ($9.7 million decrease). Excluding the impact of foreign currency translation, net sales for the first nine months of 2003 would have been $46.2 million lower than reported.

Operating profit was $24.6 million for the first nine months of 2003 as compared to $52.0 million for the first nine months of 2002. There were $35.6 million of restructuring charges in the first nine months of 2003.

Operating profit before restructuring charges was $60.2 million for the first nine months of 2003 as compared to $52.0 million for the first nine months of 2002. The $8.2 million increase in operating profit before restructuring charges was attributable to the Industrial Packaging & Services segment ($24.1 million increase) and was partially offset by the Paper, Packaging & Services segment ($8.2 million decrease) and the Timber segment ($7.8 million decrease).

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $89.4 million, or 9.6%, in the first nine months of 2003 as compared to the same period last year. This change was due to an increase of $89.7 million in net sales outside of North America (including $76.0 million in Europe), partially offset by a decrease of $0.3 million in North America. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe, which were partially offset by lower net sales in certain South American countries resulting from currency devaluations. The decrease in North American sales was primarily due to lower sales volumes in steel, fibre and plastic drums and pails resulting from decreased demand in the markets served.

Operating profit for Industrial Packaging & Services was $16.9 million for the first nine months of 2003 as compared to $19.3 million for the first nine months of 2002. There were $26.6 million of restructuring charges in the first nine months of 2003.

Operating profit before restructuring charges was $43.5 million for the first nine months of 2003 as compared to $19.3 million for the first nine months of 2002. The primary reasons for this increase relate to an improvement in sales and lower selling, general and administrative expenses, partially offset by a decline in the gross profit margin. Selling, general and administrative expenses were lower than the prior year primarily due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” These improvements in selling, general and administrative expenses were partially offset by accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $15.3 million, or 6.4%, in the first nine months of 2003 as compared to the same period last year. This decrease in net sales was primarily due to lower sales volumes at our paper mills and converting and multiwall bag operations, and lower average selling prices for linerboard and medium. These reductions were partially offset by a small increase in net sales for the segment’s other products.

The Paper, Packaging & Services segment incurred an operating loss of $6.4 million for the first nine months of 2003 as compared to operating profit of $10.6 million for the first nine months of 2002. There were $8.8 million of restructuring charges in the first nine months of 2003.

Operating profit before restructuring charges was $2.4 million for the first nine months of 2003 as compared to $10.6 million for the first nine months of 2002. The decline was caused by lower gross margins for this segment resulting from lower sales volumes without a corresponding reduction in fixed costs. The decline in gross profit was partially offset by a reduction in selling, general and administrative costs largely due to realized benefits from our Performance Improvement Plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Timber

The Timber segment had a decrease in net sales of $9.7 million, or 32.2%, for the first nine months of 2003 as compared to the first nine months of 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales are in line with our expectations.

Operating profit for the Timber segment was $14.1 million for the first nine months of 2003 as compared to $22.1 million for the same period last year. There were $0.2 million of restructuring charges in the first nine months of 2003.

Operating profit before restructuring charges was $14.3 million for the first nine months of 2003 as compared to $22.1 million for the same period last year. The decrease in operating profit before restructuring charges was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower depletion and selling, general and administrative expenses.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.3% in the first nine months of 2003 from 80.0% in the first nine months of 2002. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material (steel, resin and recycled fibre) and energy costs, partially offset by lower manufacturing expenses. Lower Timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $162.7 million (12.9% of net sales) in the first nine months of 2003 as compared to $187.8 million (15.7% of net sales) in the same period last year. Excluding the impact of foreign currency translation, selling, general and administrative expenses would have been $5.9 million lower than reported in the first nine months of 2003, and would have resulted in a $31.0 million decrease from the same period last year. The lower selling, general and administrative expenses were primarily due to realized benefits from our Performance Improvement Plan that was initiated in the second quarter of 2003. In addition, there was $7.6 million of lower amortization expense resulting from the net effect of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and the accelerated amortization resulting from changes in useful lives of non-compete agreements for certain individuals leaving our company earlier than expected due to the Performance Improvement Plan. Finally, there were certain on-going costs related to the 2001 consolidation plan, which resulted from a significant acquisition, that were charged to results of operations during the first nine months of 2002.

Restructuring Charges

As part of the Performance Improvement Plan, we have closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment). Six of the plants are located in North America and one is located in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the Performance Improvement Plan, during the first nine months of 2003, we recognized a restructuring charge of $35.6 million, consisting of $22.1 million in employee separation costs, $6.0 million in asset impairments and $7.5 million in other costs. A total of approximately 675 employees will be terminated in connection with the Performance Improvement Plan, 537 of which have been terminated as of July 31, 2003. See Note 6 to the consolidated financial statements for additional disclosures regarding our restructuring activities.

Interest Expense, Net

Interest expense, net increased to $41.1 million during the first nine months of 2003 as compared to $40.9 million in 2002. The increase is due to higher interest rates on our debt in the first nine months of 2003 as compared to the same period last year. The increase was partially offset by lower average debt outstanding of $658.8 million during 2003 as compared to $683.1 million during 2002.

Gain on Sale of Timberland

Gain on sale of timberland decreased $5.2 million in the first nine months of 2003 as compared to 2002 primarily as a result of the sale of a large tract of land in Virginia last year at a gain of $4.5 million.

Other Income, Net

Other income, net decreased $4.3 million in the first nine months of 2003 as compared to 2002. The change in other income was primarily due to a $2.3 million decrease in gains on the sale of closed facilities in comparison to the same period last year, lower miscellaneous income and losses on foreign currency transactions.

Income Tax Expense (Benefit)

During the first nine months of 2003, the effective tax rate was 32.0% as compared to 36.0% in the first nine months of 2002 resulting from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $5.2 million for the first nine months of 2003 and 2002. This income primarily represents our equity interest in the net income of CorrChoice, Inc. and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during the second half of 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Net Income

Based on the foregoing, net income decreased $16.6 million, or 88.7%, to $2.1 million for the first nine months of 2003 from $18.7 million in the same period last year.

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

Capital Expenditures and Business Acquisitions

During the first nine months of 2003, we invested $40.0 million in capital expenditures, which included $4.1 million for the purchase of timber properties. Additionally, we invested $5.2 million, net of cash acquired, in the acquisition of a small steel drum company in Europe.

We expect capital expenditures to be approximately $55 million to $60 million in 2003.

Balance Sheet Changes

The increase in trade accounts receivable was due primarily to higher net sales in the third quarter of 2003 compared to the fourth quarter of 2002.

Inventories were higher primarily due to increases in our raw material costs.

Net assets held for sale decreased due to the sale of facilities, partially offest by additional closures, during 2003.

Goodwill increased due to the acquisition of a small steel drum company in Europe.

The increase in accounts payable was due to higher raw material costs and the timing of payments made to our suppliers.

Accrued payroll and employee benefits were lower primarily due to the timing of annual bonus payments related to 2002.

Restructuring reserves increased as a result of activities related to the Performance Improvement Plan.

The decrease in other long-term liabilities was due to the timing of payments on workers’ compensation and other changes that were not individually significant.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we, as United States borrower, and certain non-United States subsidiaries, as non-United States borrowers, entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement provides for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes. As of July 31, 2003, there was a total of $379.3 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At July 31, 2003, we were in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif, Inc. and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of July 31, 2003, there was a total of $247.4 million outstanding under the Senior Subordinated Notes. The trust indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2003, we were in compliance with these covenants.

Contractual Obligations

As of July 31, 2003, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$627	$3	$6	$91	$527
Short-term borrowings	25	25	—	—	—
Non-cancelable operating leases	64	4	24	16	20

Total contractual cash obligations	$716	$32	$30	$107	$547

Share Repurchase Program

In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first nine months of 2003, we repurchased 38,456 Class B common shares. As of July 31, 2003, we had repurchased 712,866 shares, including 435,476 Class A common shares and 277,390 Class B common shares. The total cost of the shares repurchased during 1999 through the end of the third quarter of 2003 was $20.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 15d–15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely making known to them material information required to be included in our periodic filings with the Securities and Exchange Commission.

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b.)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

(c.)	Reports on Form 8-K.

On June 5, 2003, we filed a Current Report on Form 8-K under Items 5 and 9 that included, among other things, our earnings release for the second quarter of 2003.

On July 24, 2003, we filed a Current Report on Form 8-K under Item 1 (Changes in Control of Registrant) to report that, as a result of the death of Naomi C. Dempsey, her son Michael H. Dempsey had become the direct and indirect beneficial owner of 7,814,996 shares of our Class B Common Stock, which represented approximately 66.7% of the outstanding voting securities of our company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: September 12, 2003	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2003

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code