Form 10-K
period 2003-10-31
GREIF INC
filed 2004-01-22
CIK 43920

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-00566

Greif, Inc.

(Exact name of Registrant as specified in its charter)

State of Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 740-549-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock	New York Stock Exchange
Class B Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:

Non-voting common equity (Class A Common Stock) - $215,528,276

Voting common equity (Class B Common Stock) - $98,741,604

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2003 was as follows:

Class A Common Stock - 10,597,546

Class B Common Stock - 11,662,003

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1.    The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 23, 2004 (the “2004 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2004 Proxy Statement will be filed within 120 days of October 31, 2003.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Form 10-K of Greif, Inc. and subsidiaries (the “Company”) or incorporated herein, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company’s actual results to differ materially from those projected, see “Forward-Looking Statements; Certain Factors Affecting Future Results” in item 7 of this Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.	BUSINESS

(a)	General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 40 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services. The Company also produces containerboard and corrugated products for niche markets in the United States and Canada. The Company owns timberland in the southeastern United States from which it sells timber to third parties and that it manages to maximize long-term value. The Company also owns timberland in Canada that it does not actively manage. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

The Company’s history goes back to 1877 when its predecessor manufactured wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. The Company was incorporated as a Delaware corporation in 1926.

Recent Acquisitions and Other Significant Transactions

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares

On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, the Company now owns 100% of CorrChoice, Inc. compared to its 63.24% interest when the joint venture was formed on November 1, 1998.

CorrChoice manufactures corrugated sheets at seven locations in Georgia, Kentucky, Michigan, North Carolina and Ohio.

Van Leer Industrial Packaging Acquisition

In March 2001, the Company acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a United States company, and American Flange & Manufacturing Co., Inc., a United States company, which are collectively referred to as “Van Leer Industrial Packaging.” Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles. In connection with the Van Leer Industrial Packaging acquisition, the Company acquired a 25% interest in Socer-Embalagens, Lda. and a 40.06% interest in Balmer Lawrie-Van Leer. Socer-Embalagens, Lda. reconditions used drums at its facility in Portugal and resells them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial packaging products and plastic drums at its two facilities in India.

(b)	Financial Information about Segments

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber. Information related to each of these segments is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

(c)	Narrative Description of Business

Products and Services

In the Industrial Packaging & Services segment, the Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles. The Company sells its industrial packaging products to customers in over 40 countries in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. As of October 31, 2003, the Company owned approximately 279,000 acres of timberland in the southeastern United States, and approximately 40,000 acres of timberland in Canada.

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

In the industrial packaging products industry, the Company competes by offering a comprehensive line of products on a global basis. In the paper, packaging and services industry, the Company competes by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years the Company has closed higher cost facilities and otherwise restructured its operations, which it believes has significantly improved its cost competitiveness.

Environmental Matters; Governmental Regulations

The Company’s operations are subject to extensive federal, state, local and non-United States laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, the Company is subject to periodic environmental inspections and monitoring by governmental enforcement authorities. In addition, certain of the Company’s production facilities require environmental permits that are subject to revocation, modification and renewal.

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2003.

The Company does not believe that compliance with federal, state, local and non-United States provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2004.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and expenditures for 2003, 2002 and 2001, and the Company’s reserves for environmental liabilities at October 31, 2003.

Raw Materials

Steel, resin and containerboard are the principal raw materials for the Industrial Packaging & Services segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper, Packaging & Services segment. The Company satisfies most of its needs for these raw materials through purchases on the open market or under short-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. From time to time, some of these raw materials have been in short supply, but to date these shortages have not had a significant effect on the Company’s operations.

Research and Development

While research and development projects are important to the Company’s continued growth, the amount expended in any year is not material in relation to the results of operations of the Company.

The Company’s business is not materially dependent upon patents, trademarks, licenses or franchises.

Employees

As of October 31, 2003, the Company had approximately 9,800 employees. A significant number of the Company’s employees are represented by unions. The Company believes that its employee relations are generally good.

(d)	Financial Information about Geographic Areas

The Company’s operations are located in North America, Europe and various other regions. Information related to each of these areas is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

(e)	Available Information

The Company maintains an Internet Web site at www.greif.com. The Company files reports with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, on or through this Internet Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

Any of the materials the Company files with the SEC may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

(f)	Disclosures Required by New York Stock Exchange

The Company’s common equity securities are listed on the New York Stock Exchange (“NYSE”). The following disclosures are provided in accordance with Section 303A of the NYSE’s Listed Company Manual.

The Company’s Board of Directors has adopted the following corporate governance documents with respect to the Company (the “Corporate Governance Documents”):

•	Corporate Governance Guidelines of the Board of Directors;
•	Code of Business Conduct and Ethics for directors, officers and employees;
•	Charter for the Audit Committee;
•	Charter for the Nominating and Corporate Governance Committee;
•	Charter for the Compensation Committee; and
•	Independence Standards for Directors.

Each of the Corporate Governance Documents will be posted on the Company’s Internet Web site at www.greif.com under “Investor Center—Corporate Governance” on or before February 23, 2004. Copies of each of the Corporate Governance Documents are also available in print to any stockholder of the Company, without charge, by making a written request to the Company. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015.

On January 22, 2004, Michael J. Gasser, the Company’s Chief Executive Officer, and Donald S. Huml, the Company’s Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of the Company’s public disclosures. See Exhibits 31.1, 31.2, 32.1 and 32.2 to this Form 10-K.

(g)	Other Matters

This Form 10-K is part of the Company’s 2003 Annual Report to Stockholders (the “Annual Report”). The Annual Report includes a letter from Michael J. Gasser, Chairman and Chief Executive Officer, to the Company’s stockholders. Mr. Gasser’s letter includes the non-GAAP financial measure of net income before restructuring charges, a debt extinguishment charge, timberland gains and the cumulative effect of change in accounting principle. The comparable GAAP measure is net income. A reconciliation of the GAAP to non-GAAP measures for the applicable years follows (Dollars in millions):

	2003	2002

GAAP – net income	$9.5	$31.0
Restructuring charges, net of tax	42.0	1.8
Debt extinguishment charge, net of tax	—	6.6
Timberland gains, net of tax	(3.9)	(7.8)
Cumulative effect of change in accounting principle	(4.8)	—

Non-GAAP – net income before restructuring charges, a debt extinguishment charge, timberland gains and cumulative effect of change in accounting principle	$42.8	$31.6

Item 2.	PROPERTIES

The following are the Company’s principal operating locations and the products manufactured at such facilities or the use of such facilities. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements and consolidations of its properties as the Company’s business continues to expand.

Location	Products or Use	Owned	Leased

INDUSTRIAL PACKAGING & SERVICES:
Argentina	Steel and plastic drums, water bottles and distribution center	3	—
Australia	Steel and plastic drums, closures, distribution centers and general office	4	2
Belgium	Steel and plastic drums, water bottles and coordination center	1	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	1
Canada	Fibre, steel and plastic drums and wooden pallets	9	—
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums	1	1
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	1
France	Fibre, steel and plastic drums, water bottles, intermediate bulk containers, closures and distribution center	2	4
Germany	Fibre, steel and plastic drums and distribution center	3	2
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
Italy	Steel and plastic drums and distribution center	1	2
India	Plastic drums and closures	1	1
Jamaica	Distribution center	—	1
Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	1	1
Mexico	Fibre, steel and plastic drums and distribution center	2	1
Morocco	Steel and plastic drums and plastic bottles	—	1
Mozambique	Steel drums and plastic bottles	—	1
Netherlands	Fibre and steel drums, closures, research center and general office	3	2
New Zealand	Intermediate bulk containers	—	2
Nigeria	Steel and plastic drums	2	1
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums and water bottles	4	1
Singapore	Steel drums and distribution center	—	2
South Africa	Steel and plastic drums, closures and distribution center	5	1

Location	Products or Use	Owned	Leased

Spain	Steel drums and distribution center	1	—
Sweden	Fibre and steel drums and distribution center	2	2
Turkey	Steel drums	1	1
Ukraine	Distribution center	—	1
United Kingdom	Fibre, steel and plastic drums, water bottles and distribution center	5	2
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles, distribution centers and research center	26	19
Uruguay	Steel drums and plastic drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Zimbabwe	Steel and plastic drums	1	—

PAPER, PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags and distribution center	33	9

TIMBER:
United States	General offices	3	—

CORPORATE:
United States	Principal and general office	2	—

The Company also owns a substantial number of scattered timber tracts comprising approximately 279,000 acres in the states of Alabama, Arkansas, Florida, Louisiana and Mississippi and approximately 40,000 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2003.

A first lien on a significant number of the Company’s United States locations secures payment of the Company’s obligations under its $550 million Amended and Restated Senior Secured Credit Agreement (see “Borrowing Arrangements” in Item 7 of this Form 10-K).

Item 3.	LEGAL PROCEEDINGS

The Company has no pending material legal proceedings.

From time to time, various legal proceedings arise at federal, state, local or non-United States levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a “de minimis” participant and, as such, has not been subject, in any instance, to sanctions of $100,000 or more.

In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Company

The following information relates to executive officers of the Company (elected annually):

Name	Age	Positions and offices	Year first became executive officer

Michael J. Gasser	52	Chairman of the Board of Directors and Chief Executive Officer	1988
William B. Sparks, Jr.	62	Director, President and Chief Operating Officer	1995
Donald S. Huml	57	Chief Financial Officer	2002
John S. Lilak	56	Executive Vice President and President of Soterra LLC (subsidiary company)	1999
Gary R. Martz	45	Senior Vice President, General Counsel and Secretary	2002
Michael L. Roane	48	Senior Vice President, Human Resources and Communications	1998
John K. Dieker	40	Vice President and Corporate Controller	1996
Robert A. Young	49	Vice President, Taxes	2002
Robert S. Zimmerman	32	Vice President and Treasurer	2001
Sharon R. Maxwell	54	Assistant Secretary	1997

Except as indicated below, each person has served in his or her present capacity for at least five years.

Donald S. Huml was elected Chief Financial Officer in 2002. Prior to that time, and for more than five years, he served as Senior Vice President, Finance, and Chief Financial Officer of Snap-On Incorporated, a global developer, manufacturer and marketer of tools and equipment.

John S. Lilak was elected President of Soterra LLC (subsidiary company) in 2002 and Executive Vice President during 1999. Prior to that time, and for more than five years, Mr. Lilak served as General Sales and Marketing Manager, Kraft Paper and Board Division, for Union Camp Corporation.

Gary R. Martz was elected Senior Vice President, General Counsel and Secretary in 2002. Prior to that time, and for more than five years, he served as a partner in the law firm of Baker & Hostetler LLP.

Robert A. Young was elected Vice President, Taxes, during 2002. During 1999 to 2001, Mr. Young served as the Director of Taxes. Prior to that time, and for more than five years, he was the Tax Manager of Consolidated Papers, Inc.

Robert S. Zimmerman was elected Vice President and Treasurer during 2003. During 2001 to 2003, Mr. Zimmerman served as the Company’s Assistant Treasurer. From 1999 until joining the Company in 2001, he served as Treasury Manager at Mettler-Toledo International, Inc. Prior to 1999, and for more than five years, Mr. Zimmerman was a Risk Advisor at Bank One.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Shares of the Company’s Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding the Company’s two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent fiscal years, is included in Note 16 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

The Company paid four dividends of varying amounts during its fiscal year computed on the basis described in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last three fiscal years are as follows:

2003 fiscal year dividends per share – Class A $0.56; Class B $0.83

2002 fiscal year dividends per share – Class A $0.56; Class B $0.83

2001 fiscal year dividends per share – Class A $0.54; Class B $0.80

The terms of both the Company’s $550 million Amended and Restated Senior Secured Credit Agreement and the Indenture for the Company’s 8 7/8% Senior Subordinated Notes limit the ability of the Company to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The payments of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of those agreements and are limited in amount by a formula based on the consolidated net income of the Company. Under the Amended and Restated Senior Secured Credit Agreement, the dividends and other restricted payments may not exceed $25 million during any fiscal year.

Item 6.	SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts):

As of and for the years ended October 31,	2003	2002	2001	2000	1999

Net sales	$1,916,441	$1,632,767	$1,456,000	$963,956	$853,438

Net income	$9,496	$30,979	$88,774	$75,794	$51,373

Total assets	$1,831,211	$1,758,295	$1,771,188	$939,331	$910,986

Long-term debt, including current portion of long-term debt	$646,067	$632,982	$697,514	$235,000	$258,000

Dividends per share:
Class A Common Stock	$0.56	$0.56	$0.54	$0.52	$0.50

Class B Common Stock	$0.83	$0.83	$0.80	$0.77	$0.74

Basic earnings per share:
Class A Common Stock	$0.34	$1.10	$3.14	$2.68	$1.78

Class B Common Stock	$0.50	$1.64	$4.70	$4.01	$2.67

Diluted earnings per share:
Class A Common Stock	$0.34	$1.10	$3.14	$2.67	$1.78

Class B Common Stock	$0.50	$1.64	$4.70	$4.01	$2.67

CorrChoice, Inc., which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders on September 30, 2003. As a result of this transaction, the results of CorrChoice, Inc. and its subsidiaries were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statement of Income for 2003, with a minority interest deduction through September 30, 2003.

Van Leer Industrial Packaging was acquired on March 2, 2001. Accordingly, the Van Leer Industrial Packaging operating results and assets have been included since that date. The increase in long-term debt in 2001 is a result of this acquisition.

The results of operations include the effects of pretax restructuring charges of $60.7 million, $2.8 million and $11.5 million for 2003, 2002 and 2001, respectively, and a $10.3 million pretax debt extinguishment charge in 2002.

In 2003, the Company recorded income of $4.8 million related to a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this Form 10-K. The terms “Greif,” “our company,” “we,” “us,” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2003, 2002 or 2001, or to any quarter of those years, relate to the fiscal year ending in that year.

General

Business Segments

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial packaging products such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of October 31, 2003, we owned approximately 279,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 40,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Acquisition of Businesses and Other Significant Transactions

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares

On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a Greif joint venture, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, we now own 100% of CorrChoice, Inc. compared to our 63.24% interest when the joint venture was formed on November 1, 1998. CorrChoice’s results were fully consolidated, net of intercompany eliminations, in our Consolidated Statement of Income for 2003, with a minority interest deduction through September 30, 2003. CorrChoice’s results were previously accounted for under the equity method because we lacked effective control.

CorrChoice operates seven corrugated sheet feeder plants that supply converting operations in the eastern United States. As a result of this transaction, our Paper, Packaging & Services segment is uniquely positioned as a fully integrated producer of containerboard.

Van Leer Industrial Packaging Acquisition

In March 2001, we acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a United States company, and American Flange & Manufacturing Co., Inc., a United States company, which are collectively referred to as “Van Leer Industrial Packaging.” We acquired Van Leer Industrial Packaging for $555.0 million less the amount of certain of its debt and other obligations ($206.4 million) that were assumed by us as of the closing date. Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles.

In connection with the Van Leer Industrial Packaging acquisition, we acquired a 25.00% interest in Socer-Embalagens, Lda. and a 40.06% interest in Balmer Lawrie-Van Leer. Socer-Embalagens, Lda. reconditions used drums at its facility in Portugal and resells them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial packaging products and plastic drums at its two facilities in India.

The results of the operations of Van Leer Industrial Packaging are included in the consolidated financial statements for eight months of 2001 and for the entire years in 2002 and 2003, but are not included in the consolidated financial statements for the first four months of 2001.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

•	Allowance for Accounts Receivable — We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (e.g., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could change by a material amount.
•	Inventory Reserves — Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.
•	Net Assets Held for Sale — Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.
•	Properties, Plants and Equipment — Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 279,000 acres at October 31, 2003, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have twelve depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberlands, which consisted of approximately 40,000 acres at October 31, 2003, did not have any depletion expense since they are not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

•	Restructuring Reserves — Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves recorded in connection with existing and acquired companies are further discussed in Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
•	Pension and Postretirement Benefits — Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Notes 12 and 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The results would be different using other assumptions.

•	Income Taxes — Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.
•	Environmental Cleanup Costs — We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Environmental expenses were $0.3 million, $0.4 million and $0 in 2003, 2002 and 2001, respectively, and environmental cash expenditures were $0.6 million, $0 and $0.8 million in 2003, 2002 and 2001, respectively. Our reserves for environmental liabilities at October 31, 2003 amounted to $8.8 million, which included a reserve of $4.3 million related to our facility in Lier, Belgium and $4.5 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.5 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2003. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

•	Contingencies — Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.
•	Goodwill, Other Intangible Assets and Other Long-Lived Assets — Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of 2 to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in this Item 7 under “Forward-Looking Statements; Certain Factors Affecting Future Results” below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. Our year-to-year comparisons have been affected by CorrChoice’s redemption of the outstanding shares of its minority shareholders during 2003, which allows us to consolidate CorrChoice’s operations with ours, and our acquisition of Van Leer Industrial Packaging on March 2, 2001, which significantly expanded our operations.

The non-GAAP financial measure of operating profit, before restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains is not applicable). Operating profit, before restructuring charges and timberland gains, is equal to GAAP operating profit plus restructuring charges less timberland gains. We use operating profit, before restructuring charges and timberland gains, because we believe that this measure provides a better indication of the Company’s operational performance than the corresponding GAAP measure because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments for 2003, 2002 and 2001 (Dollars in thousands):

For the years ended October 31,	2003	2002	2001

Net Sales
Industrial Packaging & Services	$1,384,243	$1,268,013	$1,038,948
Paper, Packaging & Services	503,731	324,009	379,302
Timber	28,467	40,745	37,750

Total net sales	$1,916,441	$1,632,767	$1,456,000

Operating Profit
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$67,800	$34,830	$19,860
Paper, Packaging & Services	29,376	20,243	53,335
Timber	20,254	29,986	25,473

Total operating profit before restructuring charges and timberland gains	117,430	85,059	98,668

Restructuring charges:
Industrial Packaging & Services	47,924	2,322	11,534
Paper, Packaging & Services	12,469	446	—
Timber	350	56	—

Total restructuring charges	60,743	2,824	11,534

Timberland gains:
Timber	5,577	12,122	79,663

Total operating profit	$62,264	$94,357	$166,797

Fiscal Year 2003 Compared to Fiscal Year 2002

Overview

Net sales increased to $1.9 billion in 2003 from $1.6 billion in 2002. The $284 million, or 17%, increase in net sales was attributable to the Industrial Packaging & Services segment ($116 million increase) and the Paper, Packaging & Services segment ($180 million increase), and was partially offset by the Timber segment ($12 million decrease). The 2003 net sales benefited from the inclusion of CorrChoice’s net sales for the entire fiscal year ($206 million) and the positive impact of foreign currency translation ($68 million) compared to 2002.

GAAP operating profit was $62.3 million and $94.4 million for 2003 and 2002, respectively.

Operating profit, before restructuring charges of $60.7 million and timberland gains of $5.6 million, was $117.4 million for 2003 as compared to operating profit, before restructuring charges of $2.8 million and timberland gains of $12.1 million, of $85.1 million for 2002. The $32.4 million increase in operating profit, before restructuring charges and timberland gains, was attributable to the Industrial Packaging & Services segment ($33.0 million increase) and the Paper, Packaging & Services segment ($9.1 million increase), and was partially offset by the Timber segment ($9.7 million decrease). The 2003 operating profit, before restructuring charges and timberland gains, benefited from the inclusion of CorrChoice’s results for the entire fiscal year. The 2003 restructuring charges were attributable to the execution of our performance improvement plan that was initiated in March 2003.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $116 million, or 9%, in 2003 as compared to 2002. This change was due to an increase of $129 million in net sales outside of North America (including $101 million in Europe), partially offset by a decrease of $13 million in North America. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe. The decrease in North American sales was primarily due to lower sales volumes in steel and fibre drums resulting from decreased demand in the markets served.

GAAP operating profit was $19.9 million for 2003 compared with $32.5 million for 2002.

Operating profit, before restructuring charges of $47.9 million, was $67.8 million for 2003 as compared to operating profit, before restructuring charges of $2.3 million, of $34.8 million for 2002. The primary reasons for this increase relate to an improvement in sales and lower selling, general and administrative (“SG&A”) expenses, partially offset by a decline in the gross profit margin. SG&A expenses were lower than the prior year primarily due to realized benefits from our performance improvement plan and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had an increase in net sales of $180 million, or 55%, in 2003 as compared to 2002. This increase in net sales was primarily due to the inclusion of CorrChoice’s net sales for the entire fiscal year ($206 million), partially offset by lower sales volumes, lower average selling prices for containerboard of approximately 5%, and the elimination of sales from our containerboard operations to CorrChoice in 2003.

GAAP operating profit was $16.9 million for 2003 compared with $19.8 million for 2002.

Operating profit, before restructuring charges of $12.5 million, was $29.4 million for 2003 as compared to operating profit, before restructuring charges of $0.5 million, of $20.2 million for 2002. Operating profit, before restructuring charges, increased due to the inclusion of CorrChoice for the entire fiscal year and a reduction in SG&A expenses, on a comparable structure basis, largely due to realized benefits from our performance improvement plan. The decline in gross profit margin for this segment resulted from lower sales volumes, without a corresponding reduction in fixed costs, in our containerboard operations.

Timber

The Timber segment had a decrease in net sales of $12 million, or 30%, for 2003 as compared to 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales were in line with our expectations.

GAAP operating profit was $25.5 million for 2003 compared with $42.1 million for 2002.

Operating profit, before restructuring charges of $0.4 million and timberland gains of $5.6 million, was $20.3 million for 2003 as compared to operating profit, before restructuring charges of $0.1 million and timberland gains of $12.1 million, of $30.0 million for 2002. The decrease in operating profit, before restructuring charges and timberland gains, was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower depletion and SG&A expenses.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.0% in 2003 from 79.4% in 2002. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material (steel and resin) and energy costs, partially offset by lower manufacturing expenses. Lower selling prices and volume levels, without a corresponding reduction in fixed costs, in the containerboard operations of the Paper, Packaging & Services segment and lower Timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

SG&A expenses decreased to $228.1 million (11.9% of net sales) in 2003 as compared to $250.8 million (15.4% of net sales) in 2002. The decline in SG&A expenses was primarily attributable to the implementation of the performance improvement plan (approximately $30 million) and the elimination of amortization expense related to goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” ($11.2 million). These reductions were partially offset by the inclusion of SG&A expenses for CorrChoice ($13.9 million) and the negative impact of foreign currency translation ($8.6 million).

Restructuring Charges

On March 4, 2003, we initiated a performance improvement plan, which is expected to enhance long-term organic sales growth and productivity, and achieve permanent cost reductions. As part of the performance improvement plan, we have closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment). Six of the plants were located in North America and one was located in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the performance improvement plan, during 2003, we recorded restructuring charges of $60.7 million, consisting of $34.7 million in employee separation costs, $10.2 million in asset impairments and $15.8 million in other costs. An additional $45 million in restructuring costs are expected to be incurred in 2004. A total of approximately 1,300 employees have been or will be terminated in connection with the performance improvement plan, 607 of which have been terminated as of October 31, 2003. Upon completion of the performance improvement plan, we believe that annual contributions to earnings from these actions will be approximately $110 million. See Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland decreased $6.5 million in 2003 as compared to 2002 primarily as a result of the sale of a large tract of land in Virginia last year at a gain of $4.5 million.

Interest Expense, Net

Interest expense, net decreased to $52.8 million during 2003 as compared to $56.0 million in 2002. The decrease was due to lower average debt outstanding of $659.1 million during 2003 as compared to $683.5 million during 2002 and the inclusion of CorrChoice’s interest income ($1.6 million) in 2003, partially offset by higher interest rates, which was caused by a change in mix, on our debt in 2003 versus 2002.

Debt Extinguishment Charge

During 2002, we recorded a debt extinguishment charge of $10.3 million related to the extinguishment of indebtedness outstanding under the then existing $900 million Senior Secured Credit Agreement.

Other Income, Net

Other income, net decreased $3.5 million in 2003 as compared to 2002. The change in other income was primarily due to a $3.7 million decrease in gains on the sale of assets and increased losses on foreign currency transactions in comparison to 2002. These reductions were partially offset by higher miscellaneous income, which includes rental income recorded by CorrChoice for 2003.

Income Tax Expense

During 2003, the effective tax rate was 30.8% as compared to 36.0% in 2002 resulting from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $4.9 million for 2003 as compared to a positive $8.0 million in 2002. In 2003, the expense primarily relates to the elimination of the minority interest of CorrChoice (36.76%) through September 30, 2003, partially offset by equity in earnings of Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In 2002, equity income was recorded for our ownership percentage of CorrChoice (63.24%), which was accounted for under the equity method, and a portion of the year for Abzac-Greif, which was sold during 2002. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense in comparable amounts in 2003 and 2002.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded income of $4.8 million related to a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

Net Income

Based on the foregoing, net income decreased $21.5 million to $9.5 million for 2003 from $31.0 million in 2002.

Fiscal Year 2002 Compared to Fiscal Year 2001

Overview

Net sales increased to $1.6 billion in 2002 from $1.5 billion in 2001. The $177 million, or 12%, increase in net sales resulted from a $190 million increase in net sales from outside North America, partially offset by a $13 million decrease in net sales from the North American operations. The decrease in the North American operations was due to lower net sales in the Paper, Packaging & Services segment ($55 million decrease), which were partially offset by the Industrial Packaging & Services segment ($39 million increase) and the Timber segment ($3 million increase). The higher net sales in the North American operations of the Industrial Packaging & Services segment, as well as the higher net sales outside North America, were primarily due to the inclusion of Van Leer Industrial Packaging sales volume for all of 2002 compared to eight months in 2001.

GAAP operating profit was $94.4 million and $166.8 million for 2002 and 2001, respectively.

Operating profit, before restructuring charges of $2.8 million and timberland gains of $12.1 million, was $85.1 million for 2002 as compared to operating profit, before restructuring charges of $11.5 million and timberland gains of $79.7 million, of $98.7 million for 2001. The $13.6 million decrease in operating profit, before restructuring charges and timberland gains, was attributable to the Paper, Packaging & Services segment ($33.1 million decrease) and was partially offset by the Industrial Packaging & Services segment ($15.0 million increase) and the Timber segment ($4.5 million increase).

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $229 million, or 22%, in 2002 as compared to 2001. This change was due to an increase of $190 million in net sales outside North America, and an increase of $39 million in net sales in North America, due to additional sales volume from the inclusion of an entire year of the Van Leer Industrial Packaging operating results in 2002 compared to eight months in 2001. In addition, increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in currency exchange rates in Europe, which were offset by lower net sales in certain countries in South America and Africa caused by unstable economic conditions and currency devaluations. Finally, sales volumes in North America were lower due to the weak economic conditions that prevailed throughout 2002.

GAAP operating profit was $32.5 million for 2002 compared with $8.3 million for 2001.

Operating profit, before restructuring charges of $2.3 million, was $34.8 million for 2002 as compared to operating profit, before restructuring charges of $11.5 million, of $19.9 million in 2001. The primary reasons for this increase relate to improved sales volumes as a result of the Van Leer Industrial Packaging acquisition, lower raw material costs as a percentage of net sales, positive contributions from the 2001 consolidation plan and other cost savings initiatives.

Paper, Packaging & Services

The Paper, Packaging & Services segment had a decrease in net sales of $55 million, or 15%, in 2002 as compared to 2001. This decrease in net sales was primarily due to lower average sales prices for containerboard of approximately 15%, partially offset by an improvement in sales volumes on most of the segment’s products.

GAAP operating profit was $19.8 million for 2002 compared with $53.3 million for 2001.

Operating profit, before restructuring charges of $0.5 million, was $20.2 million for 2002 as compared to operating profit of $53.3 million for 2001. The decrease was caused by lower net sales and higher raw material costs, especially for old corrugated containers (“OCC”), on a year-over-year comparison.

Timber

The Timber segment had an increase in net sales of $3 million, or 8%, for 2002 as compared to 2001. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

GAAP operating profit was $42.1 million for 2002 compared with $105.1 million for 2001.

Operating profit, before restructuring charges of $0.1 million and timberland gains of $12.1 million, was $30.0 million for 2002 as compared to operating profit, before timberland gains of $79.7 million, of $25.5 million in 2001. The increase in operating profit, before restructuring charges and timberland gains, was primarily the result of higher timber sales.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 79.4% in 2002 from 79.2% in 2001. This increase was primarily caused by weakening in the Paper, Packaging & Services segment, which was affected by increased raw material costs, especially OCC, without a corresponding increase in sales prices. The increase was partially offset by an overall improvement in the Industrial Packaging & Services segment, which resulted from lower raw material costs, as a percentage of net sales, and improved operating efficiencies. Higher Timber segment sales, which have a low cost associated with them, also benefited our gross margin.

Selling, General and Administrative Expenses

SG&A expenses increased to $250.8 million (15.4% of net sales) in 2002 as compared to $204.7 million (14.1% of net sales) in 2001. The $46.1 million increase was primarily due to additional SG&A expenses related to Van Leer Industrial Packaging, including $3.1 million of additional amortization expense related to the acquisition’s goodwill and other intangible assets. SG&A expenses, as a percentage of net sales, primarily increased as a result of lower sales volumes, on a comparable structure basis, for Industrial Packaging & Services and lower net sales in the Paper, Packaging & Services segment. In addition, the 2002 results were impacted by higher employee benefit costs and certain charges related to our organizational improvement initiatives and ongoing reorganization activities.

Restructuring Charges

During 2001, we approved a plan to consolidate some of our locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing company-owned plastic drum and steel drum plants were closed. These plants were located in North America. In addition, certain redundant administrative functions were eliminated. As a result of this plan, we recognized restructuring charges of $11.5 million, consisting of $8.0 million in employee separation costs and a $3.5 million loss on disposal of equipment and facilities. We also recognized an additional $2.8 million in restructuring charges during 2002, primarily as a result of the finalization of this plan. The 2002 charge consisted of $1.4 million in employee separation costs, mostly related to early retirement expenses, and a $1.4 million loss on facilities.

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan described in the preceding paragraph, five facilities purchased as part of that acquisition were closed. Four of these facilities were owned by our subsidiaries and one was leased. The facilities were located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions were eliminated. Accordingly, we recognized $19.7 million of restructuring reserves in our purchase price allocation related to these locations. These reserves were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reserves consisted of $16.5 million in employee separation costs and $3.2 million in other exit costs.

Gain on Sale of Timberland

Gain on sale of timberland decreased $67.6 million to $12.1 million in 2002 as compared to $79.7 million in 2001. The 2002 amount includes a gain of $4.5 million on the sale of a large tract of land in Virginia. In 2001, we sold certain hardwood timberland for $74.4 million, and recognized gains of $70.7 million. A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these transactions. In separate transactions, we purchased certain pine timberland for $85.9 million. A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions. For tax purposes, these sale and purchase transactions were treated as like-kind exchanges pursuant to Section 1031 of the Internal Revenue Code, which resulted in a deferral of the tax gain on the sale transactions.

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

Debt Extinguishment Charge

During 2002, we recorded a debt extinguishment charge of $10.3 million related to the extinguishment of indebtedness outstanding under the then existing $900 million Senior Secured Credit Agreement.

Other Income, Net

Other income, net increased $1.5 million in 2002 as compared to 2001. The change in other income was primarily due to an increase from gains on the sale of closed facilities and equipment in comparison to 2001.

Income Tax Expense

The effective tax rate decreased to 36.0% for 2002 as compared to 37.9% in 2001, primarily as a result of a change in the mix of income from outside North America.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $8.0 million for 2002 as compared to $9.3 million in 2001. This income primarily represents our equity interest in the net income of CorrChoice and, to a lesser extent, Abzac-Greif (we sold our equity interest in Abzac-Greif during 2002), Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies has been recorded as an expense in comparable amounts in 2002 and 2001.

Net Income

Based on the foregoing, net income decreased $57.8 million to $31.0 million for 2002 from $88.8 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and borrowings under our Amended and Restated Senior Secured Credit Agreement, discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and borrowings under our Amended and Restated Senior Secured Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2003, 2002 and 2001, we invested $61.1 million, excluding $4.2 million for timberland properties, $45.7 million, excluding $11.8 million for timberland properties, and $42.7 million, excluding $89.5 million for timberland properties, in capital expenditures, respectively. In addition, we purchased companies, net of cash acquired, for $16.5 million in 2003 and $312.9 million in 2001. See Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

We have approved future capital expenditures of approximately $75 million to $80 million through October 31, 2004. These expenditures are primarily to replace and improve equipment.

Balance Sheet Changes

The increases in trade accounts receivable, inventories and properties, plants and equipment, and the decrease in investment in affiliates were primarily due to the consolidation of CorrChoice in 2003 and the effects of non-United States currency translation.

Net assets held for sale decreased due to the sale of facilities, partially offset by additional closures, during 2003.

Goodwill increased due to the CorrChoice transaction and the acquisition of a small steel drum company in Europe.

The increase in accounts payable was due mostly to the timing of payments made to our suppliers and the effects of non-United States currency translation.

Restructuring reserves increased as a result of activities related to the performance improvement plan.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we and certain non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2003, there was a total of $308.8 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At October 31, 2003, we were in compliance with these covenants. The terms of the Amended and Restated Senior Secured Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of October 31, 2003, there was a total of $251.4 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2003, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our trade accounts receivable. The facility is secured by certain of our trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. Proceeds received in the initial transaction of $85.4 million were primarily utilized to repay indebtedness under our Amended and Restated Senior Secured Credit Agreement. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility.

The trade accounts receivable credit facility provides that in the event we breach any of our financial covenants under the Amended and Restated Senior Secured Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then we must within 90 days of providing notice of the breach pay all amounts outstanding under the trade accounts receivable credit facility.

Contractual Obligations

As of October 31, 2003, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt	$646	$3	$86	$91	$466
Short-term borrowings	16	16	—	—	—
Non-cancelable operating leases	64	15	23	13	13

Total contractual cash obligations	$726	$34	$109	$104	$479

Stock Repurchase Program and Other Share Acquisitions

In February 1999, our Board of Directors authorized a one million share stock repurchase program. During 2003, 2002 and 2001, we repurchased 38,456 shares of Class B Common Stock, 80,000 shares, including 20,000 shares of Class A Common Stock and 60,000 shares of Class B Common Stock, and 34,500 shares, including 10,000 shares of Class A Common Stock and 24,500 shares of Class B Common Stock, respectively, under the stock repurchase program. As of October 31, 2003, we had repurchased 712,866 shares, including 435,476 shares of Class A Common Stock and 277,390 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through October 31, 2003 was $20.5 million. Future share repurchases will be limited under our Amended and Restated Senior Secured Credit Agreement and the Indenture governing the Senior Subordinated Notes.

Prior to the redemption by CorrChoice, Inc. of the outstanding shares of its minority shareholders, CorrChoice held 62,400 shares of our Class B Common Stock in marketable securities. Due to the consolidation of CorrChoice in 2003, the shares are now included in treasury stock.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2003, 2002 or 2001.

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities.” Application of this Interpretation is required for variable interest entities or special-purpose entities for periods ending after December 15, 2003. For all other types of entities, application is required for periods ending after March 15, 2004. The adoption of this Interpretation is not expected to have a material effect on our results of operations or financial condition.

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

Changes in General Economic or Business Conditions. Our customers generally consist of other manufacturers and suppliers who purchase our industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and have operations in many countries, demand for our industrial packaging products and containerboard and related corrugated products has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn could have a material adverse affect on our business, results of operations or financial condition.

Currency Exchange and Political Risk. We have operations in over 40 countries. As a result of our non-United States operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs. Our operating performance is affected by devaluations and fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our non-United States operations conducted in local currencies; and
•	gains or losses from non-United States operations conducted in currencies other than their functional currency.

We are subject to various other risks associated with operating in non-United States countries, such as the following:

•	political, social and economic instability;
•	war, civil disturbance or acts of terrorism;
•	taking of property by nationalization or expropriation without fair compensation;
•	changes in government policies and regulations;
•	imposition of limitations on conversions of non-United States currencies into United States dollars or remittance of dividends and other payments by non-United States subsidiaries;
•	imposition or increase of withholding and other taxes on remittances and other payments by non-United States subsidiaries;
•	hyperinflation in certain non-United States countries; and
•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

Competition. Our business of manufacturing and selling industrial packaging products, containerboard and corrugated products is highly competitive. The most important competitive factors are price, quality and service. Many of our competitors are substantially larger and have significantly greater financial resources.

Changes in Industry Demands. Industry demand for containerboard in the United States has declined in recent years causing competitive pricing pressures in the containerboard market which has negatively impacted our financial performance. We compete in industries which are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands, including industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial  performance.

Continuing Consolidation of Customer Base for Industrial Packaging, Containerboard and Corrugated Products. Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. This consolidation has increased the concentration of our largest customers, and resulted in increased pricing pressures from our customers. The continuing consolidation of our customer base may negatively impact our financial performance.

Raw Material and Energy Price Fluctuations and Shortages. The principal raw materials used in the manufacture of our products are steel, resins, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials. The cost of producing our products is sensitive to the price of energy. Energy prices, in particular oil and natural gas, have increased in recent years, with a corresponding effect on our production costs.

Environmental and Health and Safety Matters; Product Liability Claims. We must comply with extensive rules and regulations regarding federal, state, local and non-United States environmental matters, such as air and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect our operations. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims which could adversely affect us.

Work Stoppages. We are subject to risk of work stoppages and other labor relations matters because a significant number of our employees are represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, results of operations or financial condition.

Risks Associated with Acquisitions. During the past several years we have invested a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in our industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

Risks of Property Loss. We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, or natural disasters, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, results of operations or financial condition.

Timber and Timberland Sales. We have a significant inventory of standing timber and timberland. The frequency and volume of sales of timber and timberland will have an effect on our financial performance.

Item 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Amended and Restated Senior Secured Credit Agreement, proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and interest rate swap agreements with an aggregate notional amount of $360 million as of October 31, 2003. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Amended and Restated Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility, the table presents scheduled amortizations of principal and the current weighted average interest rate by contractual maturity dates. For interest rate swaps, the table presents annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the swap agreements, we receive interest quarterly from the counterparties and pay interest quarterly to the counterparties.

The fair values of the existing Amended and Restated Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility are based on current rates available to us for debt of the same remaining maturity. The fair value of the interest rate swap agreements has been determined based upon the current market settlement prices of comparable contracts.

FINANCIAL INSTRUMENTS

(Dollars in millions)

	Expected Maturity Date

	2004	2005	2006	2007	2008	After 2008	Total	Fair Value

Amended and Restated Senior Secured Credit Agreement:
Scheduled amortizations	$3	$3	$83	$3	$3	$214	$309	$309
Average interest rate(1)	3.39%	3.39%	3.39%	3.39%	3.39%	3.39%	3.39%

Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—	$251	$251	$270
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%

Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$—	$—	$85	$—	$85	$85
Average interest rate(1)	1.39%	1.39%	1.39%	1.39%	1.39%	1.39%	1.39%

Interest rate swaps:
Scheduled amortizations	$—	$40	$100	$—	$70	$150	$360	$(15)
Average pay rate(2)	5.58%	5.58%	5.64%	5.61%	5.61%	5.36%	5.58%
Average receive rate(3)	4.35%	4.35%	4.75%	6.40%	6.40%	8.88%	4.35%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2003. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2003, along with additional agreements where we pay LIBOR plus a margin. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2003, along with additional agreements where we receive a fixed rate of 8.875%. The rates presented are not intended to project our expectations for the future.

Based on a sensitivity analysis performed by the counterparties at October 31, 2003, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $6.6 million resulting in a liability of $21.9 million. Conversely, a 100 basis point decrease in interest rates would result in a fair value liability of $8.7 million.

Foreign Currency Risk

As a result of our non-United States operations, our operating results are subject to fluctuations in foreign currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

We have entered into foreign currency forward contracts to hedge certain short-term intercompany loan balances among our non-United States businesses. At October 31, 2003, we had contracts outstanding of $38.6 million. The fair value of these contracts at October 31, 2003 resulted in a loss of $0.4 million. Each of these contracts hedges the exposure of the euro against the fluctuation of various other currencies. A sensitivity analysis to changes in the euro against these other currencies indicates that if the euro uniformly weakened by 10% against all of the hedged currency exposures, the fair value of these instruments would decrease by $3.7 million to a net gain of $3.3 million. Conversely, if the euro uniformly strengthened by 10% against all of the hedged currency exposures, the fair value of these instruments would increase by $3.1 million to a net loss of $3.5 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a non-United States currency.

Commodity Price Risk

Our operating profit is potentially affected to a significant degree by fluctuations in the cost of our raw materials and energy (see “Forward-Looking Statements; Certain Factors Affecting Future Results” included in Item 7 of this Form 10-K). We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials. In general, we do not use derivative instruments to hedge against fluctuations in commodity prices.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2003	2002	2001

Net sales	$1,916,441	$1,632,767	$1,456,000
Cost of products sold	1,570,891	1,296,952	1,152,616

Gross profit	345,550	335,815	303,384
Selling, general and administrative expenses	228,120	250,756	204,716
Restructuring charges	60,743	2,824	11,534
Gain on sale of timberland	5,577	12,122	79,663

Operating profit	62,264	94,357	166,797
Interest expense, net	52,834	55,965	45,149
Debt extinguishment charge	—	10,300	—
Other income, net	4,385	7,837	6,358

Income before income tax expense and equity in earnings of affiliates and minority interests	13,815	35,929	128,006
Income tax expense	4,255	12,934	48,514
Equity in earnings of affiliates and minority interests	(4,886)	7,984	9,282

Income before cumulative effect of change in accounting principle	4,674	30,979	88,774
Cumulative effect of change in accounting principle	4,822	—	—

Net income	$9,496	$30,979	$88,774

Basic and diluted earnings per share:
Class A Common Stock (before cumulative effect)	$0.17	$1.10	$3.14
Class A Common Stock (after cumulative effect)	$0.34	$1.10	$3.14
Class B Common Stock (before cumulative effect)	$0.24	$1.64	$4.70
Class B Common Stock (after cumulative effect)	$0.50	$1.64	$4.70

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$49,767	$25,396
Trade accounts receivable – less allowance of $11,225 in 2003 and $9,857 in 2002	294,957	265,110
Inventories	167,157	144,320
Deferred tax asset	10,875	3,652
Net assets held for sale	6,311	13,945
Prepaid expenses and other	54,390	57,398

	583,457	509,821

Long-term assets
Goodwill – less accumulated amortization	252,309	232,577
Other intangible assets – less accumulated amortization	30,654	28,999
Investment in affiliates	4,421	153,722
Other long-term assets	47,995	41,158

	335,379	456,456

Properties, plants and equipment
Timber properties – less depletion	86,437	81,380
Land	100,615	84,271
Buildings	320,229	244,967
Machinery and equipment	831,815	748,184
Capital projects in progress	36,522	26,042

	1,375,618	1,184,844
Accumulated depreciation	(463,243)	(392,826)

	912,375	792,018

	$1,831,211	$1,758,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,333	$133,585
Accrued payroll and employee benefits	43,126	50,582
Restructuring reserves	15,972	2,300
Short-term borrowings	15,605	20,005
Current portion of long-term debt	3,000	3,000
Other current liabilities	76,282	72,100

	312,318	281,572

Long-term liabilities
Long-term debt	643,067	629,982
Deferred tax liability	159,825	135,577
Postretirement benefit liability	48,504	47,131
Other long-term liabilities	93,047	93,559

	944,443	906,249

Minority interest	1,886	1,345

Shareholders’ equity
Common stock, without par value	12,207	11,974
Treasury stock, at cost	(64,228)	(61,130)
Retained earnings	681,043	687,204
Accumulated other comprehensive loss:
– foreign currency translation	(15,314)	(33,726)
– interest rate derivatives	(12,938)	(15,601)
– minimum pension liability	(28,206)	(19,592)

	572,564	569,129

	$1,831,211	$1,758,295

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$9,496	$30,979	$88,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	89,770	97,477	81,507
Asset impairments	10,219	1,383	3,534
Deferred income taxes	6,574	9,506	29,127
Gain on disposals of properties, plants and equipment, net	(5,043)	(13,387)	(84,661)
Equity in earnings of affiliates, net of dividends received, and minority interests	(3,029)	(5,687)	(6,447)
Cumulative effect of change in accounting principle	(4,822)	—	—
Increase (decrease) in cash from changes in certain assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	1,325	8,760	(7,613)
Inventories	10,159	(20,957)	23,526
Prepaid expenses and other	6,468	(7,382)	24,243
Other long-term assets	(6,172)	7,922	12,202
Accounts payable	8,205	18,075	(15,734)
Accrued payroll and employee benefits	(11,505)	21,370	(776)
Restructuring reserves	13,672	(14,192)	(7,775)
Other current liabilities	(14,328)	(1,915)	(28,545)
Postretirement benefit liability	1,373	(2,897)	3,315
Other long-term liabilities	(13,064)	17,970	442

Net cash provided by operating activities	99,298	147,025	115,119

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(16,472)	—	(312,892)
Proceeds from sale of marketable securities	9,609	—	—
Purchases of properties, plants and equipment	(65,344)	(57,464)	(132,217)
Proceeds on disposals of properties, plants and equipment	8,885	21,960	92,403

Net cash used in investing activities	(63,322)	(35,504)	(352,706)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	594,906	663,250	760,000
Payments on long-term debt	(584,780)	(741,020)	(464,542)
(Payments on) proceeds from short-term borrowings	(7,084)	3,472	(7,062)
Debt issuance costs	—	(14,742)	(16,254)
Acquisitions of treasury stock	(1,031)	(2,458)	(924)
Exercise of stock options	65	1,668	69
Dividends paid	(15,657)	(15,692)	(15,158)

Net cash (used in) provided by financing activities	(13,581)	(105,522)	256,129

Effects of exchange rates on cash	1,976	(10,323)	(2,210)

Net increase (decrease) in cash and cash equivalents	24,371	(4,324)	16,332
Cash and cash equivalents at beginning of year	25,396	29,720	13,388

Cash and cash equivalents at end of year	$49,767	$25,396	$29,720

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity

	Shares	Amount	Shares	Amount

As of October 31, 2000	22,371	$10,383	16,050	$(57,894)	$598,301	$(8,276)	$542,514
Net income					88,774		88,774
Other comprehensive loss:
– foreign currency translation						(13,102)	(13,102)
– interest rate derivatives						(13,071)	(13,071)
– minimum pension liability adjustment						(2,756)	(2,756)

Comprehensive income							59,845

Dividends paid (Note 9):
Class A – $0.54					(5,683)		(5,683)
Class B – $0.80					(9,475)		(9,475)
Treasury shares acquired	(35)		35	(924)			(924)
Stock options exercised	3	63	(3)	6			69

As of October 31, 2001	22,339	$10,446	16,082	$(58,812)	$671,917	$(37,205)	$586,346
Net income					30,979		30,979
Other comprehensive loss:
– foreign currency translation						(12,348)	(12,348)
– interest rate derivatives						(2,530)	(2,530)
– minimum pension liability adjustment						(16,836)	(16,836)

Comprehensive loss							(735)

Dividends paid (Note 9):
Class A – $0.56					(5,910)		(5,910)
Class B – $0.83					(9,782)		(9,782)
Treasury shares acquired	(80)		80	(2,458)			(2,458)
Stock options exercised	66	1,528	(66)	140			1,668

As of October 31, 2002	22,325	$11,974	16,096	$(61,130)	$687,204	$(68,919)	$569,129
Net income					9,496		9,496
Other comprehensive income (loss):
– foreign currency translation						18,412	18,412
– interest rate derivatives						2,663	2,663
– minimum pension liability adjustment						(8,614)	(8,614)

Comprehensive income							21,957

Dividends paid (Note 9):
Class A – $0.56					(5,918)		(5,918)
Class B – $0.83					(9,739)		(9,739)
Treasury shares acquired	(101)		101	(3,122)			(3,122)
Stock options exercised	3	60	(3)	6			66
Long-term incentive shares issued	8	173	(8)	18			191

As of October 31, 2003	22,235	$12,207	16,186	$(64,228)	$681,043	$(56,458)	$572,564

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and subsidiaries (the “Company”) principally manufacture industrial packaging products and containerboard and corrugated products that it sells to customers in many industries throughout the world. The Company has operations in over 40 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

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

The Company’s raw materials are principally steel, resins, containerboard, old corrugated containers for recycling and pulpwood.

There are approximately 9,800 employees of the Company at October 31, 2003.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2003, 2002 or 2001, or to any quarter of those years, relates to the fiscal year ending in that year.

Basis of Consolidation

The consolidated financial statements include the accounts of Greif, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Income Taxes

Income taxes are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” In accordance with this Statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized.

Significant judgment is required in determining the worldwide provisions for income taxes. In the ordinary course of a global business, there are many transactions for which the ultimate tax outcome is uncertain. It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of an examination by tax authorities. The Company establishes the reserves based upon management’s assessment of exposure associated with permanent tax differences (e.g., group cost allocation), tax credits and interest expense applied to temporary difference adjustments. The tax reserves are analyzed periodically (at least annually) and adjustments are made as events occur that warrant adjustment to the reserves.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. Such credit risk is considered by management to be limited due to the Company’s many customers, none of which are considered principal in the total operations of the Company, doing business in a variety of industries throughout the world.

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 56% of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 44% of consolidated inventories. The LIFO basis is used by the Company for most of its locations in the United States. The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2003	2002

Finished goods	$44,894	$38,939
Raw materials and work-in-process	153,482	137,623

	198,376	176,562
Reduction to state inventories on last-in, first-out basis	(31,219)	(32,242)

	$167,157	$144,320

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years

Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $93.7 million in 2003, $78.5 million in 2002 and $63.8 million in 2001. Expenditures for repairs and maintenance are charged to expense as incurred.

When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 279,000 acres at October 31, 2003, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, thinning, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not incur interest costs in the process. Property taxes are expensed as incurred. New road construction costs, if over $5,000, are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, the Company has twelve depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. The Company’s estimates do not include costs to be incurred in the future. The Company then projects these volumes to the end of the year. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, the Company multiplies the volumes sold by the depletion rate for the current year to arrive at the depletion cost.

The Company’s Canadian timberland, which consisted of approximately 40,000 acres at October 31, 2003, are not actively managed at this time.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the Company’s restructuring plans (see Note 6). As of October 31, 2003 and 2002, there were 8 and 14 locations held for sale, respectively. The net sales and loss before income tax benefit of these locations were $9.9 million and $2.3 million, respectively, during 2003. The net sales and loss before income tax benefit of these locations were $11.1 million and $0.2 million, respectively, during 2002. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

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

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the Company records all derivatives in the balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

The Company uses interest rate swap agreements for both cash flow hedging and fair value hedging purposes. For derivative instruments that hedge the exposure of variability in interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of fixed rate debt, des -

ignated as fair value hedges, the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings.

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness is not material. The Company also has outstanding interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company has determined that these interest rate swap agreements, designated as fair value hedges, qualify for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, these hedges are determined to be “perfectly effective,” and there is no requirement to periodically evaluate effectiveness.

The Company enters into foreign currency forward contracts to hedge certain short-term intercompany loan transactions with its non-United States businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

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

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in a non-United States currency are translated into United States dollars at the current rate of exchange existing at year-end, and revenues and expenses are translated at the average monthly exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s non-United States operations, are presented in the Consolidated Statements of Changes in Shareholders’ Equity in accumulated other comprehensive income (loss). The transaction losses included in other income, net, were $3.0 million, $1.5 million and $0.4 million in 2003, 2002 and 2001, respectively.

The functional currency for non-United States operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2003	2002	2001

Class A Common Stock:
Basic earnings per share	10,568,872	10,555,215	10,523,476
Assumed conversion of stock options	1,519	71,001	26,603

Diluted earnings per share	10,570,391	10,626,216	10,550,079

Class B Common Stock:
Basic and diluted earnings per share	11,726,768	11,788,418	11,842,656

There were 1,987,990 Class A options that were antidilutive for 2003 (645,000 for 2002 and 1,172,248 for 2001).

Stock-Based Compensation

In 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the interim and annual disclosure requirements of SFAS No. 123. The adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

At October 31, 2003, the Company had various stock-based compensation plans as described in Note 10. The Company applies Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost had been determined based on fair values at the date of grant under SFAS No. 123, pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

For the years ended October 31,	2003	2002	2001

Net income as reported	$9,496	$30,979	$88,774
Deduct total stock option expense determined under fair value method, net of tax	3,124	2,312	2,208

Net income	$6,372	$28,667	$86,566

Basic and diluted earnings per share:
Class A Common Stock:
As reported	$0.34	$1.10	$3.14
Pro forma	$0.23	$1.02	$3.06
Class B Common Stock:
As reported	$0.50	$1.64	$4.70
Pro forma	$0.34	$1.52	$4.59

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

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board issued a revision of Interpretation No. 46, “Consolidation of Variable Interest Entities.” Application of this Interpretation is required for variable interest entities or special-purpose entities for periods ending after December 15, 2003. For all other types of entities, application is required for periods ending after March 15, 2004. The adoption of this Interpretation is not expected to have a material effect on the Company’s results of operations or financial condition.

Note 2 –	ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares

On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, the Company now owns 100% of CorrChoice, Inc. compared to its 63.24% interest when the joint venture was formed on November 1, 1998. CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statement of Income for 2003, with a minority interest deduction through September 30, 2003. CorrChoice’s results were previously accounted for under the equity method because the Company lacked effective control.

The redemption of CorrChoice’s outstanding shares owned by the minority shareholders was accounted for using the purchase method of accounting and, accordingly, the Company’s investment in CorrChoice as of September 30, 2003 of $153.1 million was allocated to the fair values of the assets purchased ($154.5 million) and liabilities assumed ($20.0 million) on that date. An identifiable definite-lived intangible asset, with a fair value of $5.9 million, has been recorded for certain customer relationships. This amount will be amortized over 20 years. The excess of the Company’s investment in CorrChoice over the fair values of the net tangible and definite-lived intangible assets acquired of $12.7 million was recorded as goodwill. Further refinements to the allocation of the investment in CorrChoice may be required since the allocation is based on preliminary information.

CorrChoice operates seven corrugated sheet feeder plants that supply converting operations in the eastern United States.

Van Leer Industrial Packaging Acquisition

On March 2, 2001, pursuant to the terms of a Share Purchase Agreement dated October 27, 2000, as amended on January 5 and February 28, 2001, between the Company and Hühtamaki Van Leer Oyj, a Finnish corporation, the Company acquired all of the issued share capital of Royal Packaging Industries Van Leer N.V., a Dutch limited liability company, Huhtamaki Holdings do Brasil Ltda., a Brazilian limited liability company, Van Leer France Holding S.A.S., a French limited liability company, Van Leer Containers, Inc., a United States corporation, and American Flange & Manufacturing Co., Inc., a United States corporation (collectively, “Van Leer Industrial Packaging”). Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles.

As consideration for the shares of Van Leer Industrial Packaging, the Company paid $555.0 million less the amount of Van Leer Industrial Packaging’s debt and certain other obligations ($206.4 million) that were assumed by the Company as of the closing date. In addition, the Company paid $15.8 million in legal and professional fees related to the acquisition. The acquisition was funded by long-term debt borrowed against a then existing $900 million Senior Secured Credit Agreement.

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

Pro Forma Information

The following pro forma (unaudited) information assumes that CorrChoice’s redemption of its minority shareholders’ outstanding shares and the Van Leer Industrial Packaging acquisition had occurred on November 1, 2000 (Dollars in thousands, except per share amounts):

For the years ended October 31,	2003	2002	2001

Net sales	$1,916,441	$1,825,648	$1,987,798
Income before cumulative effect of change in accounting principle	$6,854	$36,641	$79,439
Net income	$11,676	$36,641	$79,439
Basic and diluted earnings per share:
Class A Common Stock (before cumulative effect)	$0.25	$1.30	$2.81
Class A Common Stock (after cumulative effect)	$0.42	$1.30	$2.81
Class B Common Stock (before cumulative effect)	$0.36	$1.94	$4.21
Class B Common Stock (after cumulative effect)	$0.62	$1.94	$4.21

The amounts reflect adjustments for interest expense, depreciation expense on the revalued properties, plants and equipment and amortization expense on the identifiable definite-lived intangible assets.

The pro forma information, as presented above, is not necessarily indicative of the results which would have been obtained had the transactions occurred on November 1, 2000, nor are they necessarily indicative of future results.

Note 3 –	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be periodically reviewed for impairment. The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the year ended October 31, 2003 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total

Balance at October 31, 2002	$213,549	$19,028	$232,577
Goodwill acquired	8,675	12,662	21,337
Currency translation	(1,605)	—	(1,605)

Balance at October 31, 2003	$220,619	$31,690	$252,309

The goodwill acquired resulted from the CorrChoice transaction (see Note 2) in the Paper, Packaging & Services segment and an acquisition of a small steel drum company in Europe in the Industrial Packaging & Services segment during 2003.

All intangible assets for the periods presented, except for $3.4 million, net, which related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 20 years. The details of other intangible assets by class as of October 31, 2003 and October 31, 2002 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets

October 31, 2003:
Trademarks and patents	$18,077	$4,675	$13,402
Non-compete agreements	9,525	5,985	3,540
Customer relationships	6,582	47	6,535
Other	10,417	3,240	7,177

Total	$44,601	$13,947	$30,654

October 31, 2002:
Trademarks and patents	$18,077	$3,176	$14,901
Non-compete agreements	9,805	3,665	6,140
Other	10,417	2,459	7,958

Total	$38,299	$9,300	$28,999

During 2003, the Company acquired certain intangible assets in the CorrChoice transaction (see Note 2) and from the acquisition of a small steel drum company in Europe. Amortization expense was $4.6 million, $16.0 million and $13.1 million for 2003, 2002 and 2001, respectively. Amortization expense for 2002 and 2001 included $11.2 million and $9.2 million, respectively, related to goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates (see Note 4). Amortization expense for the next five years is expected to be $3.9 million in 2004, $3.5 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $2.4 million in 2008.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates during 2002 and 2001 (Dollars in thousands, except per share amounts):

	2002	2001

Net income, as reported	$30,979	$88,774
Add back amortization, net of tax	8,916	6,859

Adjusted net income	$39,895	$95,633

Earnings per share:
Class A Common Stock:
Basic and diluted earnings per share, as reported	$1.10	$3.14
Add back amortization, net of tax	0.32	0.25

Adjusted basic and diluted earnings per share	$1.42	$3.39

Class B Common Stock:
Basic and diluted earnings per share, as reported	$1.64	$4.70
Add back amortization, net of tax	0.47	0.36

Adjusted basic and diluted earnings per share	$2.11	$5.06

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

Note 4 –	INVESTMENT IN AFFILIATES

The Company has investments in Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%) that are accounted for under the equity method. In 2003, CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statement of Income, with a minority interest deduction through September 30, 2003. In 2002 and 2001, the Company’s 63.24% ownership of CorrChoice was accounted for under the equity method because the Company lacked effective control. See Note 2 for further information on the CorrChoice transaction. During the second quarter of 2002, the Company’s investment in Abzac-Greif (49.00%) was sold for approximately $2 million, with a gain of $0.1 million. The Company’s share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of $4.0 million in 2003, $2.3 million in 2002 and $2.9 million in 2001.

The difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 ($4.8 million at October 31, 2001) was being amortized over 15 years. Upon adoption of SFAS No. 142 on November 1, 2002, this difference is no longer being amortized. Due to the consolidation of CorrChoice in 2003, this difference has been adjusted in purchase accounting.

The summarized financial information below represents the financial position and results of operations of CorrChoice in the periods for which CorrChoice was accounted for under the equity method (Dollars in thousands):

As of and for the years ended October 31,	2002	2001

Current assets	$140,124	$130,425
Long-term assets	$107,108	$106,313
Current liabilities	$9,474	$10,734
Long-term liabilities	$8,727	$8,962

Net sales	$230,107	$284,534
Gross profit	$34,941	$40,763
Operating profit	$23,644	$25,673
Net income	$15,783	$18,161

The summarized unaudited financial information below represents the combined financial position and results of operations of the Company’s 50% or less owned entities accounted for under the equity method (Dollars in thousands):

As of and for the years ended October 31,	2003	2002	2001

Current assets	$7,216	$6,921	$11,919
Long-term assets	$14,974	$15,180	$16,791
Current liabilities	$5,125	$5,288	$9,533
Long-term liabilities	$9,134	$9,616	$8,884

Net sales	$15,100	$12,761	$22,194
Gross profit	$3,300	$2,525	$5,687
Operating profit	$718	$347	$2,665
Net income	$553	$462	$445

Note 5 –	TIMBERLAND TRANSACTIONS

From time to time, the Company sells timber properties that no longer fit into its business strategy or have a higher and better use. In addition, the Company periodically purchases timber properties that would enhance its long-term sustainable yield strategy. The following significant transactions are included in the Company’s results.

Sale of Timber Properties

In 2001, the Company sold certain hardwood timberland for $74.4 million and recognized gains of $70.7 million. A total of approximately 65,000 acres of timber properties situated in Arkansas, Mississippi and Louisiana were sold as a result of these  transactions.

Purchase of Timber Properties

In 2001, the Company purchased certain pine timberland for $85.9 million. A total of approximately 63,000 acres of timber properties situated in Louisiana were purchased as a result of these transactions.

Note 6 –	RESTRUCTURING CHARGES

On March 4, 2003, the Company initiated a performance improvement plan, which is expected to enhance long-term organic sales growth and productivity, and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003, and anticipates incurring additional restructuring charges in 2004 of approximately $45.0  million.

As part of the performance improvement plan, the Company has closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment). Six of the plants were located in North America and one plant was located in Australia. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the performance improvement plan, during 2003, the Company recorded restructuring charges of $60.7 million, consisting of $34.7 million in employee separation costs, $10.2 million in asset impairments and $15.8 million in other costs. The asset impairment charges, related to the write-down to fair value of buildings and equipment, were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of approximately 1,300 employees have been or will be terminated in connection with the performance improvement plan, 607 of which have been terminated as of October 31, 2003. For each business segment, costs incurred in 2003 and the cumulative amount incurred as of October 31, 2003 and total costs expected to be incurred in connection with the performance improvement plan are as follows (Dollars in thousands):

	Amounts Incurred in 2003 and Cumulative Amounts Incurred To- Date	Total Amounts Expected to be Incurred

Industrial Packaging & Services:
Employee separation costs	$28,792	$48,769
Asset impairments	6,937	13,664
Other costs	12,195	26,978

	47,924	89,411

Paper, Packaging & Services:
Employee separation costs	5,799	6,779
Asset impairments	3,246	5,319
Other costs	3,424	3,841

	12,469	15,939

Timber:
Employee separation costs	146	146
Asset impairments	36	36
Other costs	168	168

	350	350

Total	$60,743	$105,700

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the performance improvement plan for the year ended October 31, 2003 (Dollars in thousands):

	Cash Charges		Non-cash Charges

	Employee Separation Costs	Other Costs	Asset Impairments	Total

Balance at October 31, 2002	$—	$—	$—	$—
Costs incurred and charged to expense	34,737	15,787	10,219	60,743
Costs paid or otherwise settled	(21,448)	(13,305)	(10,219)	(44,972)

Balance at October 31, 2003	$13,289	$2,482	$—	$15,771

During 2001, the Company approved a plan to consolidate some of its locations in order to eliminate duplicate facilities caused by the Van Leer Industrial Packaging acquisition and improve operating efficiencies and capabilities. The plan was the result of an in-depth study to determine whether certain locations, either existing or newly acquired, should be closed and the sales and manufacturing volume associated with such plants relocated to a different facility. Six existing company-owned plastic drum and steel drum plants were closed. These plants were located in North America. In addition, certain redundant administrative functions were eliminated. As a result of this plan, the Company recognized restructuring charges of $11.5 million, consisting of $8.0 million in employee separation costs and a $3.5 million loss on disposal of equipment and facilities. The Company also recognized an additional $2.8 million in restructuring charges during 2002, primarily as a result of the finalization of this plan. The 2002 charges consisted of $1.4 million in employee separation costs, mostly related to early retirement expenses, and a $1.4 million loss on facilities. A total of 229 employees were terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balances for each of the three years in the period ended October 31, 2003 (Dollars in thousands):

	Cash Charges	Non-cash Charges

	Employee Separation Costs	Asset Impairments	Total

Balance at October 31, 2000	$—	$—	$—
Costs incurred and charged to expense	8,000	3,534	11,534
Costs paid or otherwise settled	(4,009)	(3,222)	(7,231)

Balance at October 31, 2001	3,991	312	4,303
Costs incurred and charged to expense	1,441	1,383	2,824
Costs paid or otherwise settled	(5,432)	(1,186)	(6,618)

Balance at October 31, 2002	—	509	509
Costs paid or otherwise settled	—	(308)	(308)

Balance at October 31, 2003	$—	$201	$201

In addition, in connection with the March 2001 acquisition of Van Leer Industrial Packaging and the consolidation plan described in the preceding paragraph, five facilities purchased as part of that acquisition were closed. Four of these facilities were owned by the Company’s subsidiaries and one was leased. The facilities were located in North America, South America, United Kingdom and Asia Pacific. In addition, certain redundant administrative functions were eliminated. Accordingly, the Company recognized $19.7 million of restructuring reserves in the purchase price allocation related to these locations. The reserves were accounted for under Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The reserves consisted of $16.5 million in employee separation costs and $3.2 million in other exit costs. A total of 244 employees were terminated and provided severance benefits under this restructuring plan. Following is a reconciliation of the beginning and ending restructuring reserve balances for each of the three years in the period ended October 31, 2003 (Dollars in thousands):

	Cash Charges	Non-cash Charges

	Employee Separation Costs	Asset Impairments	Total

Balance at October 31, 2000	$—	$—	$—
Additions to reserves	16,480	3,203	19,683
Costs paid or otherwise settled	(6,962)	(1,915)	(8,877)

Balance at October 31, 2001	9,518	1,288	10,806
Costs paid or otherwise settled	(7,727)	(1,288)	(9,015)

Balance at October 31, 2002	1,791	—	1,791
Costs paid or otherwise settled	(1,791)	—	(1,791)

Balance at October 31, 2003	$—	$—	$—

Note 7 –	LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2003	October 31, 2002

$550 million Amended and Restated Senior Secured Credit Agreement	$308,783	$384,250
8 7/8% Senior Subordinated Notes	251,380	247,965
Trade accounts receivable credit facility	85,406	—
Other long-term debt	498	767

	646,067	632,982
Less current portion	(3,000)	(3,000)

	$643,067	$629,982

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company and certain non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. A portion of the proceeds from the Amended and Restated Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million Senior Secured Credit Agreement. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multi -

currency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. The term loan periodically reduces through its maturity date of August 23, 2009, and the revolving multicurrency credit facility matures on February 28, 2006.

The Company is required to pay a commitment fee each quarter equal to 0.250% to 0.500% of the total unused revolver commitment amount, based upon the Company’s leverage ratio. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. The Company had $308.8 million and $384.3 million outstanding under the Amended and Restated Senior Secured Credit Agreement with a weighted average interest rate of 3.39% and 4.04% at October 31, 2003 and 2002, respectively. The amounts outstanding, as well as the base rates and margins, at October 31, 2003 and 2002, were as follows (Dollars in thousands):

October 31, 2003	Amount	Base Rate	Margin

Term Loan C	$226,250	1.11%	2.25%
Multicurrency revolver:	$76,500	1.11%	2.25%
	$3,987	2.11%	2.25%
	$1,338	2.50%	2.25%
	$708	4.04%	2.25%

October 31, 2002	Amount	Base Rate	Margin

Term Loan C	$299,250	1.76%	2.25%
Multicurrency revolver:	$80,000	1.76%	2.25%
	$5,000	4.75%	1.25%

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. At October 31, 2003, the Company was in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif, Inc. and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them. Standard & Poor’s and Moody’s Investors Service have assigned a “BB” rating and a “Ba3” rating, respectively, to the loan obligations of the Company under the Amended and Restated Senior Secured Credit Agreement.

The $240 million revolving multicurrency credit facility was also used to issue letters of credit. The Company had $20.9 million and $20.0 million in letters of credit outstanding at October 31, 2003 and 2002, respectively. The quarterly fronting fee related to these letters of credit was 0.125% of the outstanding amount plus a calculated margin (2.25% at October 31, 2003) for the use of this facility.

8 7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At October 31, 2003, the outstanding balance of $251.4 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price

2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The net proceeds from the Senior Subordinated Notes issuance were utilized to repay indebtedness under the Company’s then existing $900 million Senior Secured Credit Agreement and fees paid in connection with the offering.

The fair value of the Senior Subordinated Notes was approximately $270 million and $259 million at October 31, 2003 and 2002, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2003, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 17.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable. The credit facility is secured by certain of the Company’s trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (1.39% interest rate as of October 31, 2003). The Company also pays a commitment fee. Proceeds received in the initial transaction of $85.4 million were primarily utilized to repay indebtedness under the Company’s Amended and Restated Senior Secured Credit Agreement. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

The trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Amended and Restated Senior Secured Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Amended and Restated Senior Secured Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $16.1 million, comprised of $0.5 million in long-term debt and $15.6 million in short-term borrowings, at October 31, 2003. At October 31, 2002, the Company had outstanding debt of $20.8 million, which was comprised of $0.8 million in long-term debt and $20.0 million in short-term borrowings, in addition to the amounts borrowed against the Senior Secured Credit Agreement and Senior Subordinated Notes.

During 2002, the Company incurred a debt extinguishment charge of $10.3 million related to the extinguishment of indebtedness outstanding under the then existing $900 million Senior Secured Credit Agreement. The Company has adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As such, the debt extinguishment charge has been presented as a component of income before income tax expense and equity in earnings of affiliates and minority interests.

Annual maturities of the Company’s long-term debt are  $3.0 million in 2004, $3.0 million in 2005, $82.5 million in 2006, $3.0 million in 2007, $88.4 million in 2008 and $466.2 million thereafter.

At October 31, 2003 and 2002, the Company had deferred financing fees and debt issuance costs of $14.1 million and $16.1 million, respectively, which are included in other long-term assets.

During 2003, the Company paid $49.1 million of interest ($41.1 million in 2002 and $44.8 million in 2001) related to its long-term obligations. Interest of $0.4 million in 2003, $0.5 million in 2002 and $2.5 million in 2001 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $14.6 million in 2004, $12.4 million in 2005, $10.3 million in 2006, $7.3 million in 2007, $5.6 million in 2008 and $12.8 million thereafter. Rent expense was $20.9 million in 2003, $21.4 million in 2002 and $20.5 million in 2001.

Note 8 –	FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $360 million at October 31, 2003 and $330 million at October 31, 2002 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 5.74% over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on LIBOR plus a margin. A net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $15.3 million ($10.6 million, net of tax) at October 31, 2003 and $21.1 million ($13.5 million, net of tax) at October 31, 2002 was recorded.

At October 31, 2003, the Company had outstanding foreign currency forward contracts in the notional amount of $38.6 million ($25.6 million in 2002). The fair value of these contracts at October 31, 2003 resulted in a loss of $0.4 million (loss of $0.1 million in 2002). The purpose of these contracts is to hedge short-term intercompany loan balances with its non-United States businesses.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2003 and 2002 approximate their fair value because of the short-term maturities of these items.

The estimated fair value of the Company’s long-term debt was $664.7 million and $643.8 million as compared to the carrying amounts of $646.1 million and $633.0 million at October 31, 2003 and 2002, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

Note 9 –	CAPITAL STOCK

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

The following table summarizes the Company’s capital stock, without par value (Class A and Class B common shares), and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares

October 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,573,346	10,567,614
Class B Common Stock	17,280,000	17,280,000	11,662,003	5,617,997
October 31, 2002:
Class A Common Stock	32,000,000	21,140,960	10,562,366	10,578,594
Class B Common Stock	17,280,000	17,280,000	11,762,859	5,517,141

Note 10 –	STOCK OPTIONS

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

In 2003, 252,580 stock options were granted under the 2001 Plan with option prices ranging from $23.00 to $25.43 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $18.70 per share.

In 2002, 454,200 stock options were granted under the 2001 Plan with option prices ranging from $26.20 to $33.98 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $33.95 per share.

In 2001, 444,800 stock options were granted under the 2001 Plan with option prices ranging from $30.59 to $33.98 per share. Under the Directors’ Plan, 10,000 options were granted to outside directors with option prices of $27.38 per share.

The Company accounts for stock options in accordance with APBO No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. See Note 1 for a table illustrating the effect on net income and earnings per share if the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

	2003	2002	2001

Dividend yield	2.07%	2.04%	1.70%
Volatility rate	32.30%	32.00%	27.20%
Risk-free interest rate	3.74%	3.88%	4.84%
Expected option life	6 years	6 years	6 years

The fair values of shares granted in 2003, 2002 and 2001 were $7.57, $7.97 and $9.12, respectively, as of grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2003		2002		2001

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Beginning balance	1,890	$28.58	1,506	$29.13	1,154	$28.48
Granted	263	$25.08	464	$26.37	455	$30.76
Forfeited	129	$28.55	14	$29.92	100	$28.53
Exercised	3	$26.23	66	$25.21	3	$22.94

Ending balance	2,021	$28.17	1,890	$28.58	1,506	$29.13

As of October 31, 2003, the outstanding stock options had exercise prices ranging from $18.70 to $36.53 and a remaining weighted average contractual life of seven years.

There are 1,320,000 options that were exercisable at October 31, 2003 (995,000 options at October 31, 2002 and 789,000 options at October 31, 2001).

Note 11 –	INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2003	2002	2001

Current:
Federal	$(9,869)	$(9,604)	$12,624
State and local	—	104	550
Non-United States	11,581	10,914	6,213

	1,712	1,414	19,387
Deferred	2,543	11,520	29,127

	$4,255	$12,934	$48,514

Non-United States income before income tax expense amounted to $24.3 million in 2003 ($36.5 million in 2002 and $13.6 million in 2001).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2003	2002	2001

United States federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax (cost) benefit	(5.2)%	1.1%	1.6%
Other non-deductible expenses and non-United States tax rates	1.0%	(0.1)%	1.3%

	30.8%	36.0%	37.9%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2003	2002

Vacation accrual	$2,254	$2,021
Bad debt reserves	2,647	2,660
Restructuring reserves	7,598	182

Current deferred tax asset	$12,499	$4,863

Non-United States net operating loss carryforwards	$78,252	$64,235
Interest rate derivatives	5,670	8,775
Minimum pension liability	14,411	11,020
Deferred compensation	2,025	2,225
Environmental reserves	3,230	2,636
Other	623	—

	104,211	88,891
Valuation allowance for long-term deferred tax asset	(59,112)	(42,073)

Long-term deferred tax asset	$45,099	$46,818

Inventories	$1,624	$793
Other	—	418

Current deferred tax liability	$1,624	$1,211

Properties, plants and equipment	$133,480	$101,667
Equity investments	—	9,626
Goodwill and other intangible assets	8,496	4,901
Timberland transactions	39,924	39,892
Pension	2,296	1,917
Other	20,728	24,392

Long-term deferred tax liability	$204,924	$182,395

At October 31, 2003, the Company has tax benefits from non-United States net operating loss carryforwards of approximately $78.3 million for non-United States income tax purposes expiring over various future periods. At October 31, 2003, valuation allowances of approximately $59.1 million have been provided against the tax benefits from non-United States net operating loss carryforwards. Substantially all of these valuation allowances are provided for non-United States net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2003, 2002 and 2001, the Company has provided deferred income taxes on all of its undistributed non-United States earnings.

During 2003, the Company paid $3.4 million in income taxes ($13.3 million in 2002 and $20.2 million in 2001).

Note 12 –	RETIREMENT PLANS

The Company has certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which were as follows at October 31 for the years indicated:

	2003	2002

Class A Common Stock	123,752	123,752
Class B Common Stock	80,355	80,355

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2003	2002	2001

Service cost	$11,133	$10,106	$7,432
Interest cost	22,480	19,129	13,982
Expected return on plan assets	(26,321)	(23,841)	(17,886)
Amortization of prior service cost	951	1,198	1,004
Amortization of initial net asset	(1,017)	(842)	(842)
Recognized net actuarial loss (gain)	977	(103)	(270)

	$8,203	$5,647	$3,420

The weighted average assumptions used in the actuarial valuations were as follows:

	2003	2002	2001

Discount rate	6.00%	6.50%	6.75%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	3.75%	4.00%	4.25%

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$342,618	$289,372
Benefit obligation of acquired companies	2,415	—
Service cost	11,133	10,106
Interest cost	22,480	19,129
Plan participant contributions	1,042	859
Amendments	(536)	(1,126)
Actuarial loss	20,538	10,829
Non-United States currency effects	23,413	14,082
Benefits paid	(20,506)	(18,199)
Additions of plan	—	17,566
Settlement cost	(3,439)	—
Curtailment cost	(1,905)	—

Benefit obligation at end of year	$397,253	$342,618

Change in plan assets:
Fair value of plan assets at beginning of year	$270,430	$268,157
Fair value of plan assets of acquired companies	2,557	—
Actual return on plan assets	33,209	(20,192)
Plan participant contributions	1,042	859
Non-United States currency effects	20,596	12,541
Employer contributions	19,035	12,008
Additions of plan	—	14,743
Settlement cost	(3,439)	—
Benefits paid	(19,861)	(17,686)

Fair value of plan assets at end of year	$323,569	$270,430

Funded status	$(73,684)	$(72,188)
Unrecognized net actuarial loss	99,430	83,801
Unrecognized prior service cost	4,987	8,252
Unrecognized initial net asset	(3,545)	(4,094)

Net amount recognized	$27,188	$15,771

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$35,997	$27,909
Accrued benefit liability	(57,775)	(51,727)
Intangible asset	7,488	8,977
Accumulated other comprehensive loss	41,478	30,612

Net amount recognized	$27,188	$15,771

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $211.1 million, $195.2 million and $137.6 million, respectively, as of October 31, 2003. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-United States pension plans were $210.4 million, $196.6 million and $190.7 million, respectively, as of October 31, 2003.

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.3 million in 2003, $1.1 million in 2002 and $0.9 million in 2001.

Note 13 – POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has certain postretirement health and life insurance benefit plans in the United States and South Africa.

In conjunction with a prior acquisition of the industrial containers business from Sonoco Products Company (“Sonoco”) in 1998, the Company assumed an obligation to reimburse Sonoco for its actual costs incurred in providing postretirement health care benefits to certain employees. Contributions by the Company are limited to an aggregate annual payment of $1.4 million for eligible employees at the date of purchase. Further, the Company is responsible for the cost of certain union hourly employees who were not eligible at the date of closing. The Company intends to fund these benefits from its operations.

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2003	2002	2001

Service cost	$136	$203	$240
Interest cost	3,534	3,770	3,033
Amortization of prior service cost	(87)	75	—
Recognized net actuarial loss	38	49	—

	$3,621	$4,097	$3,273

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of year	$53,048	$52,319
Service cost	136	203
Interest cost	3,534	3,770
Plan participant contributions	131	73
Actuarial loss	1,823	2,937
Curtailment cost	(99)	(2,462)
Amendments	(4,400)	992
Non-United States currency effects	1,984	(576)
Benefits paid	(5,112)	(4,208)

Benefit obligation at end of year	$51,045	$53,048

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	5,112	4,208
Benefits paid	(5,112)	(4,208)

Fair value of plan assets at end of year	$—	$—

Funded status	$(51,045)	$(53,048)
Unrecognized net actuarial loss	6,604	5,000
Unrecognized prior service cost	(4,063)	917

Net amount recognized	$(48,504)	$(47,131)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the non-United States plans were $3.9 million and zero, respectively, as of October 31, 2003.

The measurements assume a discount rate of 6.50% in the United States and 10.00% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical

Current trend rate	9.00%
Ultimate trend rate	4.50%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost components	$ 183	$ (157)
Effect on postretirement benefit obligation	$3,168	$(2,727)

Note 14 –	CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies.

The most significant contingencies of the Company relate to environmental liabilities. Following is additional information with respect to these matters.

At October 31, 2003 and 2002, the Company had recorded liabilities of $8.8 million and $8.0 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and included in other long-term liabilities.

The Company’s environmental liabilities include a reserve of $4.3 million and $3.9 million at October 31, 2003 and 2002, respectively, related to its facility in Lier, Belgium. The reserve was based on environmental studies that have been conducted at this site. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by the Company at this site.

The Company also has recorded liabilities of $4.5 million and $4.1 million at October 31, 2003 and 2002, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matter will be unfavorable to the Company. These environmental liabilities were not individually significant. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50 million aggregate self-insured retention. Liability for this first $50 million of unidentified environmental contingencies is shared 70% by the seller and 30% by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10 million, and thereafter liability is shared 70% by the Company and 30% by the seller.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2003. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

Note 15 –	BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

Operations in the Industrial Packaging & Services segment involve the production and sale of industrial packaging and related services. These products are manufactured and sold in over 40 countries throughout the world.

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both virgin and recycled, corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber on approximately 279,000 acres of timberland in the southeastern United States. The Company also owns approximately 40,000 acres of timberland in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) except that the Company accounts for inventories on a first-in, first-out basis at the segment level com -

pared to a last-in, first-out basis at the consolidated level for most locations in the United States.

The following segment information is presented for each of the three years in the period ended October 31, 2003, except as to asset information which is as of October 31, 2003 and 2002 (Dollars in thousands):

	2003	2002	2001

Net sales:
Industrial Packaging & Services	$1,384,243	$1,268,013	$1,038,948
Paper, Packaging & Services	503,731	324,009	379,302
Timber	28,467	40,745	37,750

Total net sales	$1,916,441	$1,632,767	$1,456,000

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$67,800	$34,830	$19,860
Paper, Packaging & Services	29,376	20,243	53,335
Timber	20,254	29,986	25,473

Total operating profit before restructuring charges and timberland gains	117,430	85,059	98,668

Restructuring charges:
Industrial Packaging & Services	47,924	2,322	11,534
Paper, Packaging & Services	12,469	446	—
Timber	350	56	—

Total restructuring charges	60,743	2,824	11,534

Timberland gains:
Timber	5,577	12,122	79,663

Total operating profit	$62,264	$94,357	$166,797

Assets:
Industrial Packaging & Services	$1,153,939	$1,088,810
Paper, Packaging & Services	341,305	323,704
Timber	123,582	116,183

Total segment	1,618,826	1,528,697
Corporate and other	212,385	229,598

Total assets	$1,831,211	$1,758,295

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$63,635	$70,327	$53,102
Paper, Packaging & Services	34,633	23,569	23,350
Timber	1,991	3,581	5,055

Total depreciation, depletion and amortization expense	$100,259	$97,477	$81,507

Additions to long-lived assets:
Industrial Packaging & Services	$38,817	$28,081	$17,621
Paper, Packaging & Services	12,801	5,912	14,152
Timber	9,047	15,476	91,228

Total segment	60,665	49,469	123,001
Corporate and other	4,679	7,995	9,216

Total additions to long-lived assets	$65,344	$57,464	$132,217

The following geographic information is presented for each of the three years in the period ended October 31, 2003, except as to asset information that is as of October 31, 2003 and 2002 (Dollars in thousands):

	2003	2002	2001

Net sales:
North America	$1,150,934	$996,260	$1,009,789
Europe	522,090	420,950	289,527
Other	243,417	215,557	156,684

Total net sales	$1,916,441	$1,632,767	$1,456,000

The following table presents total assets by geographic region (Dollars in thousands):

	2003	2002

Assets:
North America	$1,253,983	$1,260,042
Europe	389,171	338,090
Other	188,057	160,163

Total assets	$1,831,211	$1,758,295

Note 16 –	QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2003 and 2002 are shown below (Dollars in thousands, except per share amounts):

	Quarter ended

2003	January 31	April 30	July 31	October 31

Net sales as reported	$386,423	$423,563	$451,740	$514,201
Adjustments(1)	48,255	47,244	45,015	—

Adjusted net sales	$434,678	$470,807	$496,755	$514,201

Gross profit as reported	$67,356	$74,011	$81,546	$98,537
Adjustments(1)	8,373	8,232	7,495	—

Adjusted gross profit	$75,729	$82,243	$89,041	$98,537

Income (loss) before cumulative effect of change in accounting principle as reported	$(558)	$(5,139)	$2,980	$5,394
Adjustments(1)	667	726	604	—

Adjusted income (loss) before cumulative effect of change in accounting principle	$109	$(4,413)	$3,584	$5,394

Net income (loss) as reported	$4,264	$(5,139)	$2,980	$5,394
Adjustments(1)	667	726	604	—

Adjusted net income (loss)	$4,931	$(4,413)	$3,584	$5,394

	Quarter ended

2003	January 31	April 30	July 31	October 31

Basic and diluted earnings (loss) per share:
Class A Common Stock as reported	$0.16	$(0.18)	$0.11	$0.19
Adjustments(1)	0.02	0.02	0.02	—

Adjusted Class A Common Stock	$0.18	$(0.16)	$0.13	$0.19

Class B Common Stock as reported	$0.22	$(0.27)	$0.16	$0.29
Adjustments(1)	0.04	0.03	0.03	—

Adjusted Class B Common Stock	$0.26	$(0.24)	$0.19	$0.29

Earnings (loss) per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,562,640	10,570,846	10,570,846	10,571,158
Class B Common Stock	11,754,661	11,724,403	11,724,403	11,703,603
Diluted:
Class A Common Stock	10,565,182	10,570,846	10,570,846	10,615,117
Class B Common Stock	11,754,661	11,724,403	11,724,403	11,703,603
Market price (Class A Common Stock):
High	$27.00	$20.70	$25.00	$32.63
Low	$20.25	$16.75	$18.63	$23.10
Close	$20.62	$20.45	$23.60	$32.53
Market price (Class B Common Stock):
High	$27.75	$24.80	$27.01	$34.01
Low	$25.00	$22.36	$23.50	$26.77
Close	$25.00	$24.10	$26.90	$33.50

(1)	Net sales, gross profit, income (loss) before cumulative effect of change in accounting principle, net income (loss) and basic and diluted earnings (loss) per share reflect adjustments resulting from the full consolidation of CorrChoice for 2003. See Note 2 for further information.

	Quarter ended

2002	January 31	April 30	July 31	October 31

Net sales	$365,190	$396,913	$435,148	$435,516
Gross profit	$68,086	$81,319	$90,381	$96,029
Net income	$3,806	$6,916	$7,951	$12,306
Basic and diluted earnings per share:
Class A Common Stock	$0.14	$0.24	$0.28	$0.44
Class B Common Stock	$0.20	$0.37	$0.42	$0.65
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,520,027	10,550,055	10,577,951	10,572,826
Class B Common Stock	11,815,974	11,795,835	11,778,142	11,763,719
Diluted:
Class A Common Stock	10,564,053	10,683,661	10,642,239	10,577,919
Class B Common Stock	11,815,974	11,795,835	11,778,142	11,763,719
Market price (Class A Common Stock):
High	$35.81	$38.20	$37.48	$28.36
Low	$24.81	$29.79	$24.06	$23.00
Close	$33.05	$35.52	$25.03	$25.39
Market price (Class B Common Stock):
High	$35.10	$35.50	$35.00	$27.00
Low	$25.00	$32.01	$24.13	$23.50
Close	$34.25	$34.00	$25.00	$25.65

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 31, 2003, there were 519 stockholders of record of the Class A Common Stock and 138 stockholders of record of the Class B Common Stock.

Note 17 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On July 31, 2002, the Company issued $250 million of Senior Subordinated Notes, which mature in August 2012 (see Note 7). The Senior Subordinated Notes are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”).

Presented below are summarized condensed consolidating financial statements of Greif, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of October 31, 2003 and 2002, and for each of the three years in the period ended October 31, 2003.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$699,436	$555,039	$924,092	$(262,126)	$1,916,441
Cost of products sold	590,173	463,779	779,065	(262,126)	1,570,891

Gross profit	109,263	91,260	145,027	—	345,550

Selling, general and administrative expenses	95,071	38,888	94,161	—	228,120
Restructuring charges	11,848	22,970	25,925	—	60,743
Gain on sale of timberland	—	4,429	1,148	—	5,577

Operating profit	2,344	33,831	26,089	—	62,264

Interest expense (income), net	47,350	(884)	6,368	—	52,834
Other income (expense), net(1)	(42,143)	46,330	198	—	4,385

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(87,149)	81,045	19,919	—	13,815

Income tax expense (benefit)	(26,842)	24,962	6,135	—	4,255
Equity in earnings of affiliates and minority interests	64,981	(4,205)	(681)	(64,981)	(4,886)

Income (loss) before cumulative effect of change in accounting principle	4,674	51,878	13,103	(64,981)	4,674
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$9,496	$51,878	$13,103	$(64,981)	$9,496

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$747,529	$333,415	$776,455	$(224,632)	$1,632,767
Cost of products sold	619,943	264,174	637,467	(224,632)	1,296,952

Gross profit	127,586	69,241	138,988	—	335,815

Selling, general and administrative expenses	105,762	48,816	96,178	—	250,756
Restructuring charges	1,621	—	1,203	—	2,824
Gain on sale of timberland	—	12,122	—	—	12,122

Operating profit	20,203	32,547	41,607	—	94,357

Interest expense, net	49,392	2,863	3,710	—	55,965
Debt extinguishment charge	10,300	—	—	—	10,300
Other income (expense), net(1)	(44,391)	51,979	249	—	7,837

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(83,880)	81,663	38,146	—	35,929

Income tax expense (benefit)	(30,196)	29,398	13,732	—	12,934
Equity in earnings of affiliates and minority interests	84,663	—	(837)	(75,842)	7,984

Net income (loss)	$30,979	$52,265	$23,577	$(75,842)	$30,979

For the year ended October 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net sales	$760,376	$285,221	$553,870	$(143,467)	$1,456,000
Cost of products sold	612,395	221,927	461,761	(143,467)	1,152,616

Gross profit	147,981	63,294	92,109	—	303,384

Selling, general and administrative expenses	106,482	37,316	60,918	—	204,716
Restructuring charges	11,534	—	—	—	11,534
Gain on sale of timberland	—	79,019	644	—	79,663

Operating profit	29,965	104,997	31,835	—	166,797

Interest expense (income), net	23,793	(280)	21,636	—	45,149
Other income (expense), net(1)	(44,734)	52,265	(1,173)	—	6,358

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(38,562)	157,542	9,026	—	128,006

Income tax expense (benefit)	(14,615)	59,708	3,421	—	48,514
Equity in earnings of affiliates and minority interests	112,721	—	(463)	(102,976)	9,282

Net income (loss)	$88,774	$97,834	$5,142	$(102,976)	$88,774

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$—	$26,421	$23,346	$—	$49,767
Trade accounts receivable	84,282	49,517	161,158	—	294,957
Inventories	16,896	46,696	103,565	—	167,157
Other current assets	30,938	8,348	32,290	—	71,576

	132,116	130,982	320,359	—	583,457

Long-term assets
Goodwill and other intangible assets	113,117	38,847	130,999	—	282,963
Investment in affiliates	921,194	514,385	4,421	(1,435,579)	4,421
Other long-term assets	31,778	9,987	6,230	—	47,995

	1,066,089	563,219	141,650	(1,435,579)	335,379

Properties, plants and equipment, net	243,007	383,205	286,163	—	912,375

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,776	$39,392	$92,165	$—	$158,333
Short-term borrowings	—	—	15,605	—	15,605
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	20,353	22,146	92,881	—	135,380

	50,129	61,538	200,651	—	312,318

Long-term liabilities
Long-term debt	637,034	—	6,033	—	643,067
Other long-term liabilities	181,485	56,645	63,246	—	301,376

	818,519	56,645	69,279	—	944,443

Minority interest	—	—	1,886	—	1,886

Shareholders’ equity	572,564	959,223	476,356	(1,435,579)	572,564

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

CONDENSED CONSOLIDATING BALANCE SHEET

As of October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$1,326	$2,218	$21,852	$—	$25,396
Trade accounts receivable	87,651	45,536	131,923	—	265,110
Inventories	28,186	27,168	88,966	—	144,320
Other current assets	28,801	8,852	37,342	—	74,995

	145,964	83,774	280,083	—	509,821

Long-term assets
Goodwill and other intangible assets	113,118	21,316	127,142	—	261,576
Investment in affiliates	854,209	514,386	1,508	(1,216,381)	153,722
Other long-term assets	40,535	—	623	—	41,158

	1,007,862	535,702	129,273	(1,216,381)	456,456

Properties, plants and equipment, net	261,009	271,100	259,909	—	792,018

	$1,414,835	$890,576	$669,265	$(1,216,381)	$1,758,295

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$27,728	$28,873	$76,984	$—	$133,585
Short-term borrowings	—	—	20,005	—	20,005
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	5,379	44,905	74,698	—	124,982

	36,107	73,778	171,687	—	281,572

Long-term liabilities
Long-term debt	629,266	—	716	—	629,982
Other long-term liabilities	180,333	49,745	46,189	—	276,267

	809,599	49,745	46,905	—	906,249

Minority interest	—	—	1,345	—	1,345

Shareholders’ equity	569,129	767,053	449,328	(1,216,381)	569,129

	$1,414,835	$890,576	$669,265	$(1,216,381)	$1,758,295

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$22,833	$31,421	$45,044	$—	$99,298

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(4,765)	(11,707)	—	(16,472)
Proceeds from sale of marketable securities	—	9,609	—	—	9,609
Purchases of properties, plants and equipment	(14,454)	(18,838)	(32,052)	—	(65,344)
Proceeds on disposals of properties, plants and equipment	2,109	6,776	—	—	8,885

Net cash used in investing activities	(12,345)	(7,218)	(43,759)	—	(63,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	279,606	—	315,300	—	594,906
Payments on long-term debt	(274,797)	—	(309,983)	—	(584,780)
Payments on short-term borrowings	—	—	(7,084)	—	(7,084)
Dividends paid	(15,657)	—	—	—	(15,657)
Other, net	(966)	—	—	—	(966)

Net cash used in financing activities	(11,814)	—	(1,767)	—	(13,581)

Effects of exchange rates on cash	—	—	1,976	—	1,976
Net (decrease) increase in cash and cash equivalents	(1,326)	24,203	1,494	—	24,371
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$—	$26,421	$23,346	$—	$49,767

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$99,260	$23,309	$24,456	$—	$147,025

Cash flows from investing activities:
Purchases of properties, plants and equipment	(12,642)	(27,008)	(17,814)	—	(57,464)
Proceeds on disposals of properties, plants and equipment	8,340	12,433	1,187	—	21,960

Net cash used in investing activities	(4,302)	(14,575)	(16,627)	—	(35,504)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	663,250	—	—	—	663,250
Payments on long-term debt	(727,290)	—	(13,730)	—	(741,020)
Proceeds from short-term borrowings	—	—	3,472	—	3,472
Debt issuance costs	(14,742)	—	—	—	(14,742)
Dividends paid	(15,692)	—	—	—	(15,692)
Other, net	(790)	—	—	—	(790)

Net cash used in financing activities	(95,264)	—	(10,258)	—	(105,522)

Effects of exchange rates on cash	—	—	(10,323)	—	(10,323)

Net (decrease) increase in cash and cash equivalents	(306)	8,734	(12,752)	—	(4,324)
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$1,326	$2,218	$21,852	$—	$25,396

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$83,343	$(581)	$32,357	$—	$115,119

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(571,829)	257,678	1,259	—	(312,892)
Purchases of properties, plants and equipment	(15,893)	(115,159)	(1,165)	—	(132,217)
Proceeds on disposals of properties, plants and equipment	9,526	82,877	—	—	92,403

Net cash (used in) provided by investing activities	(578,196)	225,396	94	—	(352,706)

Cash flows from financing activities:				—
Proceeds from issuance of long-term debt	760,000	—	—	—	760,000
(Payments on) proceeds from long-term debt	(234,204)	(235,000)	4,662	—	(464,542)
Payments on short-term borrowings	—	—	(7,062)	—	(7,062)
Debt issuance costs	(16,254)	—	—	—	(16,254)
Dividends paid	(15,158)	—	—	—	(15,158)
Other, net	(855)	—	—	—	(855)

Net cash provided by (used in) financing activities	493,529	(235,000)	(2,400)	—	256,129

Effects of exchange rates on cash	—	—	(2,210)	—	(2,210)

Net (decrease) increase in cash and cash equivalents	(1,324)	(10,185)	27,841	—	16,332
Cash and cash equivalents at beginning of year	2,956	3,669	6,763	—	13,388

Cash and cash equivalents at end of year	$1,632	$(6,516)	$34,604	$—	$29,720

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and the

Board of Directors of

Greif, Inc.

We have audited the consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2003. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.

As discussed in Note 3 to the consolidated financial statements, effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Columbus, Ohio

December 11, 2003

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been a change in the Company’s principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

Item 9A. CONTROLS	AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 15d–15(e) promulgated under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely making known to them material information required to be included in the Company’s periodic filings with the SEC.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2004 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Company” in Part I of this Form 10-K, which information is also incorporated by reference into this Item 10.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of January 22, 2004, the members of the Audit Committee were Patrick J. Norton, John C. Kane and David J. Olderman. Mr. Norton is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Norton is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

The Company has changed the procedures by which stockholders may recommend individuals for consideration as nominees to the Company’s Board of Directors. It is the policy of the Company’s Nominating and Corporate Governance Committee (the “Nominating Committee”) to consider individuals recommended by stockholders for membership on the Board of Directors. If a stockholder desires to recommend an individual for membership on the Board of Directors, then that stockholder must provide a written notice to the Secretary of the Company at 425 Winter Road, Delaware, Ohio 43015 (the “Recommendation Notice”). In order for a recommendation to be considered by the Nominating Committee, the Recommendation Notice must contain, at a minimum, the following: the name and address, as they appear on the Company’s books, and telephone number of the stockholder making the recommendation, including information on the number of shares and class of stock owned, and if such person is not a stockholder of record or if such shares are owned by an entity, reasonable evidence of such person’s ownership of such shares or such person’s authority to act on behalf of such entity; the full legal name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; a written acknowledgement by the individual being recommended that he or she has consented to that recommendation and consents to the Company’s undertaking of an investigation into that individual’s background, experience and qualifications in the event that the Nominating Committee desires to do so; the disclosure of any relationship of the individual being recommended with the Company or any of its subsidiaries or affiliates, whether direct or indirect; and, if known to the stockholder, any material interest of such stockholder or individual being recommended in any proposals or other business to be presented at the Company’s next annual meeting of stockholders (or a statement to the effect that no material interest is known to such stockholder).

Except for the director nominees recommended by the Nominating Committee to the Board of Directors, no person may be nominated for election as a director of the Company during any stockholder meeting unless such person was first recommended by a stockholder for Board membership in accordance with the procedures set forth in the preceding paragraph and the Recommendation Notice was received by the Company not less than 60 days nor more than 90 days prior to the date of such meeting; provided, however, if less than 75 days’ notice or prior public disclosure of the date of a stockholders meeting is given or made to stockholders, then, in order to be timely received, the Recommendation Notice must be received by the Company no later than the close of business on the 10th day following the day on which such notice of the date of the stockholder meeting was mailed or such public disclosure was made.

Information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2004 Proxy Statement, which information is incorporated herein by reference.

The Company’s Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics will be posted on the Company’s Internet Web site at www.greif.com under “Investor Center—Corporate Governance” on or before February 23, 2004. Prior to that time, copies of this code of ethics are available to any person, without charge, by making a written request to the Company. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company’s Internet Web site described above within five business days following its occurrence.

Item 11. EXECUTIVE	COMPENSATION

Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Executive Compensation,” “Director Compensation Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph” in the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2004 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which information is incorporated herein by reference.

Item 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2004 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS,	FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 2003.

(2)	Financial Statement Schedule:	Page
	Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	53

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – See the Exhibit Index.

(b)	Reports on Form 8-K:

On October 2, 2003, the Company filed a Current Report on Form 8-K under Item 5 that disclosed that CorrChoice, Inc., a joint venture of the Company, had redeemed all of the outstanding shares of its minority shareholders for $115.3 million. As a result of the transaction, the Company now owns 100% of CorrChoice.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc. (Registrant)

Date:	January 22, 2004	By:	/s/ Michael J. Gasser

Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael J. Gasser Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	/s/ Donald S. Huml Donald S. Huml Chief Financial Officer (principal financial officer)

/s/ John K. Dieker John K. Dieker Vice President and Corporate Controller (principal accounting officer)	William B. Sparks, Jr. * William B. Sparks, Jr. Member of the Board of Directors

Charles R. Chandler * Charles R. Chandler Member of the Board of Directors	Michael H. Dempsey * Michael H. Dempsey Member of the Board of Directors

Daniel J. Gunsett * Daniel J. Gunsett Member of the Board of Directors	John C. Kane * John C. Kane Member of the Board of Directors

Judith D. Hook * Judith D. Hook Member of the Board of Directors	Patrick J. Norton * Patrick J. Norton Member of the Board of Directors

David J. Olderman * David J. Olderman Member of the Board of Directors

* The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ Michael J. Gasser

Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of January 22, 2004.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Period

Year ended October 31, 2001:
Allowance for doubtful accounts	$2.3	$3.5	$7.6	(A)	$(2.8)	$10.6

Environmental reserves	$1.5	$—	$6.4	(A)	$(0.8)	$7.1

Year ended October 31, 2002:
Allowance for doubtful accounts	$10.6	$1.6	$—		$(2.3)	$9.9

Environmental reserves	$7.1	$0.4	$0.5	(A)	$—	$8.0

Year ended October 31, 2003:
Allowance for doubtful accounts	$9.9	$1.3	$—		$—	$11.2

Environmental reserves	$8.0	$0.3	$1.1	(B)	$(0.6)	$8.8

(A)	Includes adjustments of $7.6 million for allowance for doubtful accounts and $6.9 million for environmental reserves related to the Van Leer Industrial Packaging business acquired from Hühtamaki Van Leer Oyj on March 2, 2001.
(B)	Includes the effects of non-United States currency translation.

EXHIBIT INDEX

Exhibit No.		Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3	(a)	Amended and Restated Certificate of Incorporation of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3	(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif Bros. Corporation.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 1-566 (see Exhibit A therein).

3	(c)	Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3	(d)	Amendment to Amended and Restated By-Laws of Greif Bros. Corporation.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 3(c) therein).

4	(a)	Indenture dated as of July 31, 2002, among Greif Bros. Corporation, as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4	(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10	(a)*	Greif Bros. Corporation Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10	(b)*	Greif Bros. Corporation Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10	(c)*	Greif Bros. Corporation Directors’ Deferred Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(c) therein).

10	(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

10	(e)*	Employment Agreement between William B. Sparks, Jr. and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

10	(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

10	(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif Bros. Corporation as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

10	(h)*	Greif Bros. Corporation Long-Term Incentive Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit A therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(i)*	Greif Bros. Corporation Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif Bros. Corporation 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 1-566 (see Exhibit A therein).

10(k)*	Greif Bros. Corporation 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)	Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif Bros. Corporation and certain non-United States subsidiaries as borrowers, a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.	Current report on Form 8-K dated August 28, 2002, File No. 1-566 (see Exhibit 99.1 therein).

10(m)	Receivables Purchase Agreement, dated as of October 31, 2003, by and among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc. (as originator), Great Lakes Corrugated Corp. (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).	Contained herein.

10(n)	Sale and Contribution Agreement, dated as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).	Contained herein.

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Daniel J. Gunsett, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

24(b)	Power of Attorney for John C. Kane.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 24(b) therein).

24(c)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.