Form 10-Q
period 2004-01-31
GREIF INC
filed 2004-03-05
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2004 was as follows:

Class A Common Stock	10,748,105 shares
Class B Common Stock	11,661,939 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2004	2003
Net sales	$468,860	$434,678
Costs of products sold	399,410	358,949

Gross profit	69,450	75,729
Selling, general and administrative expenses	51,025	59,501
Restructuring charges	15,259	1,539
Gain on sale of assets	4,109	411

Operating profit	7,275	15,100
Interest expense, net	12,247	13,554
Other income, net	222	224

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(4,750)	1,770
Income tax expense (benefit)	(1,463)	566
Equity in earnings of affiliates and minority interests	(79)	(1,095)

Income (loss) before cumulative effect of change in accounting principle	(3,366)	109
Cumulative effect of change in accounting principle	—	4,822

Net income (loss)	$(3,366)	$4,931

Basic and diluted earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$(0.12)	$0.01
Class A Common Stock (after cumulative effect)	$(0.12)	$0.18
Class B Common Stock (before cumulative effect)	$(0.18)	$—
Class B Common Stock (after cumulative effect)	$(0.18)	$0.26

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31, 2004	October 31, 2003
	(Unaudited)
Current assets
Cash and cash equivalents	$38,121	$49,767
Trade accounts receivable – less allowance of $11,817 in 2004 and $11,225 in 2003	270,613	294,957
Inventories	170,295	167,157
Net assets held for sale	6,812	6,311
Deferred tax assets	4,802	10,875
Prepaid expenses and other	60,427	54,390

	551,070	583,457

Long-term assets
Goodwill – less accumulated amortization	251,437	252,309
Other intangible assets – less accumulated amortization	29,808	30,654
Investment in affiliates	5,581	4,421
Other long-term assets	52,009	47,995

	338,835	335,379

Properties, plants and equipment
Timber properties – less depletion	87,748	86,437
Land	101,838	100,615
Buildings	323,380	320,229
Machinery and equipment	830,190	831,815
Capital projects in progress	42,143	36,522

	1,385,299	1,375,618
Accumulated depreciation	(483,476)	(463,243)

	901,823	912,375

	$1,791,728	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2004	October 31, 2003
	(Unaudited)
Current liabilities
Accounts payable	$131,760	$158,333
Accrued payrolls and employee benefits	30,760	43,126
Restructuring reserves	19,384	15,972
Short-term borrowings	19,734	15,605
Current portion of long-term debt	3,000	3,000
Other current liabilities	82,698	76,282

	287,336	312,318

Long-term liabilities
Long-term debt	637,972	643,067
Deferred tax liability	161,073	159,825
Postretirement benefit liability	49,187	48,504
Other long-term liabilities	86,269	93,047

	934,501	944,443

Minority interest	1,633	1,886

Shareholders’ equity
Common stock, without par value	16,595	12,207
Treasury stock, at cost	(63,852)	(64,228)
Retained earnings	673,861	681,043
Accumulated other comprehensive loss:
- foreign currency translation	(17,090)	(15,314)
- interest rate derivatives	(12,553)	(12,938)
- minimum pension liability	(28,703)	(28,206)

	568,258	572,564

	$1,791,728	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	2004	2003
For the three months ended January 31,
Cash flows from operating activities:
Net income (loss)	$(3,366)	$4,931
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	26,710	21,240
Asset impairments	2,177	—
Equity in earnings of affiliates and minority interests, net of dividends received	(1,413)	2,036
Deferred income taxes	8,250	3,201
Gain on disposals of properties, plants and equipment	(4,109)	(411)
Cumulative effect of change in accounting principle	—	(4,822)
Other, net	(7,957)	(11,388)
Changes in current assets and liabilities	(22,571)	(18,697)

Net cash used in operating activities	(2,279)	(3,910)

Cash flows from investing activities:
Purchases of properties, plants and equipment	(9,771)	(12,454)
Proceeds on disposals of properties, plants and equipment	4,200	1,390

Net cash used in investing activities	(5,571)	(11,064)

Cash flows from financing activities:
(Payments) proceeds from long-term debt	(8,451)	11,588
Proceeds from short-term borrowings	2,854	2,913
Dividends paid	(3,816)	(3,831)
Acquisitions of treasury stock	(2)	(1,031)
Exercise of stock options	4,679	—

Net cash (used in) provided by financing activities	(4,736)	9,639

Effects of exchange rates on cash	940	(759)

Net decrease in cash and cash equivalents	(11,646)	(6,094)
Cash and cash equivalents at beginning of period	49,767	25,396

Cash and cash equivalents at end of period	$38,121	$19,302

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2004

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2004 and October 31, 2003 and the consolidated statements of operations and cash flows for the three-month periods ended January 31, 2004 and 2003 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2003 (the “2003 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2004 or 2003, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

At January 31, 2004, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and earnings (loss) per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended January 31,
	2004	2003
Net income (loss) as reported	$(3,366)	$4,931
Deduct total stock option expense determined under fair value method, net of tax	612	952

Pro forma net income (loss)	$(3,978)	$3,979

Basic and diluted earnings per share:
Class A Common Stock:
As reported	$(0.12)	$0.18
Pro forma	$(0.14)	$0.15
Class B Common Stock:
As reported	$(0.18)	$0.26
Pro forma	$(0.22)	$0.21

NOTE 2 — RECENT ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It does not alter the measurement or recognition provisions of the original SFAS No. 132. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation defines when a business enterprise must consolidate a variable interest entity. The Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. The Company does not have any material unconsolidated variable interest entities as of January 31, 2004 that would require consolidation. Adoption of the subsequent provisions of the Interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

NOTE 3 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2004	October 31, 2003
Finished goods	$56,010	$44,894
Raw materials and work-in-process	146,004	153,482

	202,014	198,376
Reduction to state inventories on last-in, first-out basis	(31,719)	(31,219)

	$170,295	$167,157

NOTE 4 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of January 31, 2004, there were nine facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the three-month period ended January 31, 2004 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2003	$220,619	$31,690	$252,309
Goodwill acquired	8	663	671
Currency translation	(1,543)	—	(1,543)

Balance at January 31, 2004	$219,084	$32,353	$251,437

The goodwill acquired relates to refinements to the allocation of the investment in CorrChoice, Inc. in the Paper, Packaging & Services segment and the fair value of net assets acquired for a small steel drum company in Europe in the Industrial Packaging & Services segment.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of January 31, 2004 and October 31, 2003 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2004:
Trademarks and patents	$18,077	$5,017	$13,060
Non-compete agreements	9,525	6,385	3,140
Customer relationships	6,582	139	6,443
Other	10,417	3,252	7,165

Total	$44,601	$14,793	$29,808

October 31, 2003:
Trademarks and patents	$18,077	$4,675	$13,402
Non-compete agreements	9,525	5,985	3,540
Customer relationships	6,582	47	6,535
Other	10,417	3,240	7,177

Total	$44,601	$13,947	$30,654

During the first three months of 2004, there were no significant acquisitions of other intangible assets. Amortization expense for the three months ended January 31, 2004 and 2003 was $0.8 million. Amortization expense for the next five years is expected to be $4.0 million in 2004, $3.6 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $2.4 million in 2008.

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million gain as a cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 6 — INVESTMENT IN AFFILIATES

The Company has investments in Socer-Embalagens, Lda. (25.00%) and Balmer Lawrie-Van Leer (40.06%) that are accounted for under the equity method. The Company’s share of earnings for these affiliates is included in income as earned.

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended January 31,
	2004	2003
Net sales	$3,931	$3,359
Gross profit	$877	$750
Net income	$178	$100

NOTE 7 — RESTRUCTURING CHARGES

During 2003, the Company initiated a performance improvement plan, which is expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003 and incurred $15.3 million during the first three months of 2004. The Company anticipates incurring additional restructuring charges of approximately $30 million to $35 million during the remainder of 2004.

As part of the performance improvement plan, the Company closed three company-owned plants (two in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the three months ended January 31, 2004. All of the plants are located in North America. In addition, administrative staff reductions have continued throughout the world. As a result of the performance improvement plan, during the first three months of 2004, the Company recognized pre-tax restructuring charges of $15.3 million, consisting of $7.0 million in employee separation costs, $2.2 million in asset impairments and $6.1 million in other costs. The asset impairment charges, which relate to the write-down to fair value of buildings and equipment, are based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of approximately 787 employees have been terminated in connection with the performance improvement plan, 180 of which were terminated during the three months ended January 31, 2004. For each of the Company’s business segments, amounts incurred in the first quarter of 2004, the cumulative amounts incurred as of January 31, 2004 and total costs incurred in 2003 and expected to be incurred in 2004 in connection with the performance improvement plan are as follows (Dollars in thousands):

	Amounts Incurred in the Current Period	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$6,381	$35,173	$48,767
Asset impairments	1,161	8,097	13,664
Other costs	4,481	16,676	26,913

	12,023	59,946	89,344

Paper, Packaging & Services:
Employee separation costs	573	6,372	6,779
Asset impairments	1,016	4,262	5,319
Other costs	1,580	5,004	3,841

	3,169	15,638	15,939

Timber:
Employee separation costs	2	148	148
Asset impairments	—	36	36
Other costs	65	233	233

	67	417	417

Total	$15,259	$76,001	$105,700

Following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2004 (Dollars in thousands):

	Balance at October 31, 2003	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at January 31, 2004
Cash charges:
Employee separation costs	$13,289	$6,956	$(6,227)	$14,018
Other costs	2,482	6,126	(3,242)	5,366

	15,771	13,082	(9,469)	19,384
Non-cash charges:
Asset impairments	—	2,177	(2,177)	—

Total	$15,771	$15,259	$(11,646)	$19,384

NOTE 8 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2004	October 31, 2003
$550 million Amended and Restated Senior Secured Credit Agreement	$313,021	$308,783
8 7/8% Senior Subordinated Notes	254,673	251,380
Trade accounts receivable credit facility	72,438	85,406
Other long-term debt	840	498

	640,972	646,067
Current portion	(3,000)	(3,000)

	$637,972	$643,067

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company and certain of its non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. The term loan periodically reduces through its maturity date of August 23, 2009 and the revolving multicurrency credit facility matures on February 28, 2006.

On February 6, 2004, the Company amended its term loan under the Amended and Restated Senior Secured Credit Agreement. As of January 31, 2004, the original $300 million term loan had an outstanding balance of $226 million. As a result of the amendment, the term loan was increased to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility.

8 7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At January 31, 2004, the outstanding balance of $254.7 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

A description of the guarantors of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 15.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable. The credit facility is secured by certain of the Company’s trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (1.40% interest rate as of January 31, 2004). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

NOTE 9 — FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $355 million at January 31, 2004 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.6% over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus a spread. At

January 31, 2004, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $15.6 million ($10.8 million net of tax) was recorded.

At January 31, 2004, the Company had outstanding foreign currency forward contracts in the notional amount of $41.0 million. The fair value of these contracts at January 31, 2004 resulted in a loss of $0.1 million recorded in the consolidated statement of operations. The purpose of these contracts is to hedge short-term intercompany loan balances with foreign businesses.

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

NOTE 10 — CAPITAL STOCK

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2004:
Class A Common Stock	32,000,000	21,140,960	10,748,105	10,392,855
Class B Common Stock	17,280,000	17,280,000	11,661,939	5,618,061

October 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,573,346	10,567,614
Class B Common Stock	17,280,000	17,280,000	11,662,003	5,617,997

NOTE 11 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2004	2003
Class A Common Stock	$0.14	$0.14
Class B Common Stock	$0.20	$0.20

NOTE 12 — CALCULATION OF EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings (loss) per share:

	Three months ended January 31,
	2004	2003
Class A Common Stock:
Basic shares	10,620,133	10,562,640
Assumed conversion of stock options	237,716	—

Diluted shares	10,857,849	10,562,640

Class B Common Stock:
Basic and diluted shares	11,661,995	11,754,661

There were 8,000 stock options that were antidilutive for the three-month period ended January 31, 2004 (1,712,458 for the three-month period ended January 31, 2003).

NOTE 13 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income (loss), net of tax, are as follows (Dollars in thousands):

	Three months ended January 31,
	2004	2003
Net income (loss)	$(3,366)	$4,931
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,776)	(2,245)
Change in market value of interest rate derivatives, net of tax	385	140
Minimum pension liability adjustment, net of tax	(497)	—

Comprehensive income (loss)	$(5,254)	$2,826

NOTE 14 — BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2003 Form 10-K, except that the Company accounts for inventories on a first-in, first-out basis at the segment level compared to a last-in, first-out basis at the consolidated level for most locations in the United States.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2004	2003
Net sales:
Industrial Packaging & Services	$337,391	$303,148
Paper, Packaging & Services	125,294	124,680
Timber	6,175	6,850

Total net sales	$468,860	$434,678

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$8,851	$3,515
Paper, Packaging & Services	5,353	7,891
Timber	4,396	4,837

Operating profit before restructuring charges and timberland gains	18,600	16,243

Restructuring charges:
Industrial Packaging & Services	12,023	1,165
Paper, Packaging & Services	3,169	374
Timber	67	—

Total restructuring charges	15,259	1,539

Timberland gains:
Timber	3,934	396

Total	$7,275	$15,100

	Three months ended January 31,
	2004	2003
Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$17,058	$14,854
Paper, Packaging & Services	8,825	8,847
Timber	827	400

Total depreciation, depletion and amortization expense	$26,710	$24,101

	January 31, 2004	October 31, 2003
Assets:
Industrial Packaging & Services	$1,128,756	$1,153,939
Paper, Packaging & Services	308,895	341,305
Timber	127,262	123,582

Total segment	1,564,913	1,618,826
Corporate and other	226,815	212,385

Total assets	$1,791,728	$1,831,211

The following table presents net sales to external customers by geographic area (Dollars in thousands):
	Three months ended January 31,
	2004	2003
Net sales:
North America	$268,024	$275,057
Europe	132,946	107,321
Other	67,890	52,300

Total net sales	$468,860	$434,678

The following table presents total assets by geographic area (Dollars in thousands):
	January 31, 2004	October 31, 2003
Assets:
North America	$1,201,106	$1,253,983
Europe	402,435	389,171
Other	188,187	188,057

Total assets	$1,791,728	$1,831,211

NOTE	15 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 8 – Long-Term Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis.

These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statement of Operations

For the three months ended January 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,790	$131,158	$239,754	$(55,842)	$468,860
Cost of products sold	135,688	112,556	207,008	(55,842)	399,410

Gross profit	18,102	18,602	32,746	—	69,450
Selling, general and administrative expenses	24,959	3,800	22,266	—	51,025
Restructuring charges	3,208	9,408	2,643	—	15,259
Gain on sale of assets	—	4,019	90	—	4,109

Operating profit (loss)	(10,065)	9,413	7,927	—	7,275
Interest expense, net	10,172	1,064	1,011	—	12,247
Other income (expense), net (1)	(8,889)	4,879	4,232	—	222

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(29,126)	13,228	11,148	—	(4,750)
Income tax expense (benefit)	(8,971)	4,074	3,434	—	(1,463)
Equity in earnings of affiliates and minority interests	16,789	—	(79)	(16,789)	(79)

Net income (loss)	$(3,366)	$9,154	$7,635	$(16,789)	$(3,366)

Condensed Consolidating Statement of Operations

For the three months ended January 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$168,626	$124,153	$194,814	$(52,915)	$434,678
Cost of products sold	143,635	104,295	163,934	(52,915)	358,949

Gross profit	24,991	19,858	30,880	—	75,729
Selling, general and administrative expenses	23,089	12,434	23,978	—	59,501
Restructuring charges	1,123	—	416	—	1,539
Gain (loss) on sale of assets	12	450	(51)	—	411

Operating profit	791	7,874	6,435	—	15,100
Interest expense (income), net	12,477	(348)	1,425	—	13,554
Other income (expense), net (1)	(10,091)	11,146	(831)	—	224

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(21,777)	19,368	4,179	—	1,770
Income tax expense (benefit)	(7,841)	6,902	1,505	—	566
Equity in earnings of affiliates and minority interests	14,045	(3,719)	(10)	(11,411)	(1,095)

Income (loss) before cumulative effect of change in accounting principle	109	8,747	2,664	(11,411)	109
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$4,931	$8,747	$2,664	$(11,411)	$4,931

(1)	Parent column other expense amount and related amounts of other income in the Guarantor and Non-Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangements.

Condensed Consolidating Balance Sheet

January 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$12,897	$25,224	$—	$38,121
Trade accounts receivable	69,127	37,549	163,937	—	270,613
Inventories	17,774	48,372	104,149	—	170,295
Other current assets	27,287	11,729	33,025	—	72,041

	114,188	110,547	326,335	—	551,070

Long-term assets
Goodwill and other intangible assets	113,536	38,794	128,915	—	281,245
Other long-term assets	948,935	525,042	16,387	(1,432,774)	57,590

	1,062,471	563,836	145,302	(1,432,774)	338,835

Properties, plants and equipment, net	234,513	376,523	290,787	—	901,823

	$1,411,172	$1,050,906	$762,424	$(1,432,774)	$1,791,728

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,756	$26,532	$85,472	$—	$131,760
Short-term borrowings	—	—	19,734	—	19,734
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	16,311	30,397	86,134	—	132,842

	39,067	56,929	191,340	—	287,336

Long-term liabilities
Long-term debt	635,450	—	2,522	—	637,972
Other long-term liabilities	168,397	53,316	74,816	—	296,529

	803,847	53,316	77,338	—	934,501

Minority interest	—	—	1,633	—	1,633

Shareholders’ equity	568,258	940,661	492,113	(1,432,774)	568,258

	$1,411,172	$1,050,906	$762,424	$(1,432,774)	$1,791,728

Condensed Consolidating Balance Sheet

October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$26,421	$23,346	$—	$49,767
Trade accounts receivable	84,282	49,517	161,158	—	294,957
Inventories	16,896	46,696	103,565	—	167,157
Other current assets	30,938	8,348	32,290	—	71,576

	132,116	130,982	320,359	—	583,457

Long-term assets
Goodwill and other intangible assets	113,117	38,847	130,999	—	282,963
Other long-term assets	952,972	524,372	10,651	(1,435,579)	52,416

	1,066,089	563,219	141,650	(1,435,579)	335,379

Properties, plants and equipment, net	243,007	383,205	286,163	—	912,375

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,776	$39,392	$92,165	$—	$158,333
Short-term borrowings	—	—	15,605	—	15,605
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	20,353	22,146	92,881	—	135,380

	50,129	61,538	200,651	—	312,318

Long-term liabilities
Long-term debt	637,034	—	6,033	—	643,067
Other long-term liabilities	181,485	56,645	63,246	—	301,376

	818,519	56,645	69,279	—	944,443

Minority interest	—	—	1,886	—	1,886

Shareholders’ equity	572,564	959,223	476,356	(1,435,579)	572,564

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

Condensed Consolidating Statement of Cash Flows

For the three months ended January 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,545	$(12,175)	$7,351	$—	$(2,279)

Cash flows from investing activities:
Purchases of properties, plants and equipment	(1,822)	(5,446)	(2,503)	—	(9,771)
Proceeds on disposals of properties, plants and equipment	—	4,097	103	—	4,200

Net cash used in investing activities	(1,822)	(1,349)	(2,400)	—	(5,571)

Cash flows from financing activities:
Payments on long-term debt	(1,584)	—	(6,867)	—	(8,451)
Proceeds from short-term borrowings	—	—	2,854	—	2,854
Dividends paid	(3,816)	—	—	—	(3,816)
Other, net	4,677	—	—	—	4,677

Net cash used in financing activities	(723)	—	(4,013)	—	(4,736)

Effects of exchange rates on cash	—	—	940	—	940

Net increase (decrease) in cash and cash equivalents	—	(13,524)	1,878	—	(11,646)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$12,897	$25,224	$—	$38,121

Condensed Consolidating Statement of Cash Flows

For the three months ended January 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,571	$2,623	$(10,104)	$—	$(3,910)

Cash flows from investing activities:
Purchases of properties, plants and equipment	(1,697)	(5,351)	(5,406)	—	(12,454)
Proceeds on disposals of properties, plants and equipment	880	510	—	—	1,390

Net cash used in investing activities	(817)	(4,841)	(5,406)	—	(11,064)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	814	—	10,774	—	11,588
Proceeds from short-term borrowings	—	—	2,913	—	2,913
Dividends paid	(3,831)	—	—	—	(3,831)
Other, net	(1,031)	—	—	—	(1,031)

Net cash provided by (used in) financing activities	(4,048)	—	13,687	—	9,639

Effects of exchange rates on cash	—	—	(759)	—	(759)

Net decrease in cash and cash equivalents	(1,294)	(2,218)	(2,582)	—	(6,094)
Cash and cash equivalents at beginning of period	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of period	$32	$—	$19,270	$—	$19,302

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2004 or 2003, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

BUSINESS SEGMENTS

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial packaging products such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial shipping containers and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of industrial and consumer multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt. Our products are primarily sold to the agricultural, automotive, chemical, building products, food and packaging industries.

As of January 31, 2004, we owned approximately 279,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management in the United States is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Our Canadian timberland are not actively managed at this time.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements.

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements in our 2003 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments.

•	Allowance for Accounts Receivable — We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (i.e., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

•	Inventory Reserves — Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.

•	Net Assets Held for Sale — Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

•	Properties, Plants and Equipment — Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which are being actively managed, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have twelve depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

•	Restructuring Reserves — Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves recorded in connection with existing and acquired companies are further discussed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q.

•	Pension and Postretirement Benefits — Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Notes 12 and 13 to the Notes to Consolidated Financial Statements included in our 2003 Form 10-K. The actual results would be different using other assumptions.

•	Income Taxes — Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

•	Environmental Cleanup Costs — We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Our reserves for environmental liabilities at January 31, 2004 amounted to $9.4 million, which included a reserve of $4.9 million related to our facility in Lier, Belgium and $4.5 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites or other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.5 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. The PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that expenditures in future periods for remediation costs at identified sites will be over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2004. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of such developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

•	Contingencies — Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

•	Goodwill, Other Intangible Assets and Other Long-Lived Assets —Goodwill and indefinite-lived intangible assets are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of two to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other items that could have a significant impact on the consolidated financial statements include the risks and uncertainties listed in this Form 10-Q under the “Forward-Looking Statements; Certain Factors Affecting Future Results” below. Actual results could differ materially using different estimates and assumptions or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2004 and 2003. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit, before restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable). Operating profit, before restructuring charges and timberland gains, is equal to the GAAP operating profit plus restructuring charges less timberland gains. We use operating profit, before restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance than the corresponding GAAP measure because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended January 31,	2004	2003
Net Sales
Industrial Packaging & Services	$337,391	$303,148
Paper, Packaging & Services	125,294	124,680
Timber	6,175	6,850

Total net sales	$468,860	$434,678

Operating Profit
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$8,851	$3,515
Paper, Packaging & Services`	5,353	7,891
Timber	4,396	4,837

Total operating profit before restructuring charges and timberland gains	18,600	16,243

Restructuring charges:
Industrial Packaging & Services	12,023	1,165
Paper, Packaging & Services	3,169	374
Timber	67	—

Total restructuring charges	15,259	1,539

Timberland gains:
Timber	3,934	396

Total operating profit	$7,275	$15,100

Overview

Net sales rose 8% to $468.9 million for the first quarter of 2004 from $434.7 million during the same quarter last year. On a consolidated basis, net sales increased approximately 1% after excluding the impact of foreign currency translation.

The GAAP operating profit was $7.3 million for the first quarter of 2004 compared with $15.1 million a year ago. Our operating profit for the first quarter of 2004 was negatively impacted by a higher level of restructuring charges and positively impacted by a higher level of timberland gains versus the first quarter of 2003.

Operating profit, before restructuring charges of $15.3 million and timberland gains of $3.9 million, increased 15% to $18.6 million for the first quarter of 2004 compared with operating profit, before restructuring charges of $1.5 million and timberland gains of $0.4 million, of $16.2 million for the same period last year.

Segment Review

Industrial Packaging & Services

Net sales rose 11% to $337.4 million for the first quarter of 2004 from $303.1 million for the same period last year. After excluding the impact of foreign currency translation, net sales for this segment increased 1% on a quarter-over-quarter basis.

The GAAP operating loss was $3.2 million for the first quarter of 2004 compared with a GAAP operating profit of $2.4 million for the first quarter of 2003. This segment’s first quarter of 2004 results were negatively impacted by a higher level of restructuring charges versus the same period last year.

Operating profit, before restructuring charges of $12.0 million, rose to $8.9 million for the first quarter of 2004 from operating profit, before restructuring charges of $1.2 million, of $3.5 million a year ago. Cost reduction initiatives continue to be implemented to reduce costs and improve operating efficiencies. Lower selling, general and administrative (“SG&A”) expenses for Industrial Packaging & Services reflect a portion of the savings resulting from these initiatives. These benefits were partially offset by higher raw material costs and lower absorption of fixed costs, which reduced this segment’s gross profit margins.

Paper, Packaging & Services

Net sales rose nominally to $125.3 million for the first quarter of 2004 from $124.7 million for the same period last year. Improved volumes were offset by lower average sales prices in the containerboard operations of this segment.

The GAAP operating profit was $2.2 million for the first quarter of 2004 compared with $7.5 million for the first quarter of 2003. This segment’s first quarter of 2004 results were negatively impacted by a higher level of restructuring charges versus the same period last year.

Operating profit, before restructuring charges of $3.2 million, was $5.4 million for the first quarter of 2004 compared with operating profit, before restructuring charges of $0.4 million, of $7.9 million a year ago. This decrease was primarily due to a decline in gross profit margin resulting from reduced pricing levels and higher raw material costs in the containerboard operations. The decline in gross profit was partially offset by lower SG&A expenses in the first quarter of 2004 compared with the same quarter last year.

Timber

Timber sales were $6.2 million for the first quarter of 2004 compared with $6.9 million for the same period last year. These sales were consistent with budgeted levels for both periods.

The GAAP operating profit was $8.3 million for the first quarter of 2004 compared with $5.2 million for the first quarter of 2003. This segment’s first quarter of 2004 results were positively impacted by a higher level of timberland gains versus the same period last year.

As a result of the lower sales volume, operating profit, before restructuring charges of $0.1 million and timberland gains of $3.9 million, was $4.4 million for the first quarter of 2004, compared to operating profit, before timberland gains of $0.4 million, of $4.8 million a year ago.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 85.2% for the first quarter of 2004 from 82.6% for the first quarter of 2003. The cost of products sold, as a percentage of net sales, primarily increased as a result of higher costs for raw materials and lower absorption of fixed costs in the Industrial Packaging & Services segment; lower selling prices and higher raw material costs in the containerboard operations of the Paper, Packaging & Services segment; and lower planned sales in the Timber segment, which have a relatively lower cost associated with them.

Selling, General and Administrative Expenses

SG&A expenses declined to $51.0 million, or 10.9% of net sales, for the first quarter of 2004 from $59.5 million, or 13.7% of net sales, for the same period a year ago. The decline in SG&A expenses was primarily attributable to solid progress regarding our performance improvement plan. The dollar reduction in SG&A expenses was partially offset by the negative impact of foreign currency translation (approximately $2 million).

Restructuring Charges

As previously announced, our performance improvement plan is expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. Our focus during 2003 had been primarily SG&A optimization, which is expected to result in annual cost savings of $60 million realized in 2004. The focus during 2004 is to become an even leaner, more market-focused/performance-driven company. This next and final phase of the transformation is expected to deliver additional annualized benefits of approximately $50 million, with about $15 million of those savings to be realized in 2004. The opportunities identified include, but are not limited to, improved labor productivity, material yield and other manufacturing efficiencies, coupled with further network consolidation. The related one-time costs for this phase will be approximately $45 million to $50 million, all of which will be incurred in 2004. In addition, we are launching a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world class sourcing and supply chain capability.

As part of the performance improvement plan, we closed three company-owned plants (two in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first quarter of 2004. These plants are located in North America. In addition, administrative staff reductions have been made throughout the world. As a result of the performance improvement plan, during the first quarter of 2004, we recognized restructuring charges of $15.3 million, consisting of $7.0 million in employee separation costs, $2.2 million in asset impairments and $6.1 million in other costs. See Note 7 to the Notes to Consolidated Financial Statements for additional disclosures regarding our restructuring activities.

Gain on Sale of Assets

Gain on sale of assets increased to $4.1 million in the first quarter of 2004 as compared to $0.4 million in the first quarter of 2003 resulting from the sale of certain timber properties.

Interest Expense, Net

Interest expense declined to $12.2 million for the first quarter of 2004 from $13.6 million for the same period last year. This reduction was primarily due to lower average interest rates on our debt.

Other Income, Net

Other income, net was $0.2 million in the first quarter of both 2004 and 2003.

Income Tax Expense (Benefit)

The effective tax rate was 30.8% and 32.0% in the first quarter of 2004 and 2003, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a charge of $0.1 million for the first quarter of 2004 as compared to a charge of $1.1 million in the same period of 2003. During the first quarter of 2003, we deducted 37% of CorrChoice’s net income related to its minority shareholders. Effective September 30, 2003, our ownership increased to 100% resulting from CorrChoice’s redemption of its minority shareholders’ outstanding shares. Therefore, no such deduction was made in the first quarter of 2004.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded a $4.8 million gain as a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142.

Net Income (Loss)

Based on the foregoing, we recorded a net loss of $3.4 million for the first quarter of 2004 compared to net income of $4.9 million in the same period last year.

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

Capital Expenditures

During the first three months of 2004, we invested $9.8 million in capital expenditures, which included $2.7 million for the purchase of timber properties.

We expect capital expenditures to be approximately $75 million to $80 million in 2004, which would be $20 million to $25 million below our anticipated depreciation expense.

Balance Sheet Changes

The reduction in trade accounts receivable was primarily due to lower net sales in the first quarter of 2004 compared to the fourth quarter of 2003.

The decrease in accounts payable was mostly due to lower cost of products sold in the first quarter of 2004 compared to the fourth quarter of 2003 and the timing of payments made to our suppliers.

Accrued payroll and employee benefits were lower primarily due to the timing of the annual bonus payments, which were accrued at October 31, 2003.

Borrowing Arrangements

$550 Million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we and certain of our non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. As of January 31, 2004, there was a total of $313 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At January 31, 2004, we were in compliance with these covenants. The terms of the Amended and Restated Senior Secured Credit Agreement also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

On February 6, 2004, we amended our term loan under the Amended and Restated Senior Secured Credit Agreement. As of January 31, 2004, the original $300 million term loan had an outstanding balance of $226 million. As a result of the amendment, the term loan was increased to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility.

8 7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of January 31, 2004, there was a total of $255 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk.

The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2004, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of our trade accounts receivable. The facility is secured by certain of our trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate the facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of January 31, 2004, there was a total of $72 million outstanding under the trade accounts receivable credit facility.

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

Contractual Obligations

As of January 31, 2004, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$641	$3	$94	$78	$466
Short-term borrowings	20	20	—	—	—
Non-cancelable operating leases	60	11	23	13	13

Total contractual cash obligations	$721	$34	$117	$91	$479

Stock Repurchase Program

In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first three months of 2004, we repurchased 64 shares of Class B Common Stock. As of January 31, 2004, we had repurchased 712,930 shares, including 435,476 shares of Class A Common Stock and 277,454 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through January 31, 2004 was $20.5 million.

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It does not alter the measurement or recognition provisions of the original SFAS No. 132. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation defines when a business enterprise must consolidate a variable interest entity. The Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. We do not have any material unconsolidated variable interest entities as of January 31, 2004 that would require consolidation. Adoption of the subsequent provisions of the Interpretation is not expected to have a material impact on our financial position or results of operations.

Forward-Looking Statements; Certain Factors Affecting Future Results

All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that could cause a difference include, but are not limited to: general economic and business conditions, including a prolonged or substantial economic downturn; changing trends and demands in the industries in which we compete, including industry over-capacity; industry competition; the continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products; political instability in those foreign countries where we manufacture and sell our products; foreign currency fluctuations and devaluations; availability and costs of raw materials for the manufacture of our products, particularly steel and resin, and price fluctuations in energy costs; costs associated with litigation or claims against us pertaining to environmental, safety and health, product liability and other matters; work stoppages and other labor relations matters; property loss resulting from wars, acts of terrorism, or natural disasters; the frequency and volume of sales of our timber and timberland; and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2003. We assume no obligation to update any forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about the Company’s market risk from the disclosures contained in the Company’s Form 10-K for the year ended October 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 15d–15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely making known to them material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There has been no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	The Company held its Annual Meeting of Stockholders on February 23, 2004.

(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors. The inspectors of election certified the following vote tabulations:

	For	Against
Charles R. Chandler	11,419,192	7,678
Michael H. Dempsey	11,412,284	14,586
Michael J. Gasser	11,419,292	7,578
Daniel J. Gunsett	11,414,284	12,586
Judith D. Hook	11,423,670	3,200
Patrick J. Norton	11,423,770	3,100
David J. Olderman	11,423,770	3,100
William B. Sparks, Jr.	11,419,192	7,678

(c.)	An amendment to the Company’s Long-Term Incentive Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

For	Against	Withheld
11,353,876	47,610	25,384

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a.)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a –14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a –14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b.)	Reports on Form 8-K.

No events occurred requiring a Form 8-K to be filed during the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date:	March 5, 2004	/s/ Donald S. Huml

Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended January 31, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a –14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a –14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a –14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code