Form 10-Q
period 2004-04-30
GREIF INC
filed 2004-06-07
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on April 30, 2004 was as follows:

Class A Common Stock	10,797,605 shares
Class B Common Stock	11,661,189 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales	$542,189	$470,807	$1,011,049	$905,485
Costs of products sold	452,928	388,564	852,338	747,513

Gross profit	89,261	82,243	158,711	157,972
Selling, general and administrative expenses	55,745	59,000	106,770	118,501
Restructuring charges	12,278	17,449	27,537	18,988
Gain on sale of assets	1,122	1,934	5,231	2,345

Operating profit	22,360	7,728	29,635	22,828
Interest expense, net	10,716	13,923	22,963	27,477
Other income, net	694	2,138	916	2,362

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	12,338	(4,057)	7,588	(2,287)
Income tax expense (benefit)	3,800	(1,298)	2,337	(732)
Equity in earnings of affiliates and minority interests	(89)	(1,654)	(168)	(2,749)

Income (loss) before cumulative effect of change in accounting principle	8,449	(4,413)	5,083	(4,304)
Cumulative effect of change in accounting principle	—	—	—	4,822

Net income (loss)	$8,449	$(4,413)	$5,083	$518

Basic and diluted earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$0.30	$(0.16)	$0.18	$(0.15)
Class A Common Stock (after cumulative effect)	$0.30	$(0.16)	$0.18	$0.02
Class B Common Stock (before cumulative effect)	$0.45	$(0.24)	$0.27	$(0.23)
Class B Common Stock (after cumulative effect)	$0.45	$(0.24)	$0.27	$0.02

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 30, 2004	October 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,592	$49,767
Trade accounts receivable, less allowance of $12,013 in 2004 and $11,225 in 2003	306,462	294,957
Inventories	160,407	167,157
Net assets held for sale	14,330	6,311
Deferred tax assets	8,898	10,875
Other current assets	60,393	54,390

	580,082	583,457

Long-term assets
Goodwill, net of amortization	242,707	252,309
Other intangible assets, net of amortization	28,701	30,654
Investment in affiliates	5,395	4,421
Other long-term assets	64,262	47,995

	341,065	335,379

Properties, plants and equipment
Timber properties, net of depletion	88,367	86,437
Land	103,183	100,615
Buildings	315,275	320,229
Machinery and equipment	822,212	831,815
Capital projects in progress	44,498	36,522

	1,373,535	1,375,618
Accumulated depreciation	(492,283)	(463,243)

	881,252	912,375

	$1,802,399	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	April 30, 2004	October 31, 2003
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$158,906	$158,333
Accrued payrolls and employee benefits	34,603	43,126
Restructuring reserves	18,911	15,972
Short-term borrowings	20,200	15,605
Current portion of long-term debt	—	3,000
Other current liabilities	66,708	76,282

	299,328	312,318

Long-term liabilities
Long-term debt	624,114	643,067
Deferred tax liability	159,778	159,825
Postretirement benefit liability	48,683	48,504
Other long-term liabilities	85,930	93,047

	918,505	944,443

Minority interest	1,532	1,886

Shareholders’ equity
Common stock, without par value	17,975	12,207
Treasury stock, at cost	(63,772)	(64,228)
Retained earnings	678,353	681,043
Accumulated other comprehensive loss:
- foreign currency translation	(10,549)	(15,314)
- interest rate derivatives	(10,270)	(12,938)
- minimum pension liability	(28,703)	(28,206)

	583,034	572,564

	$1,802,399	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the six months ended April 30,	2004	2003
Cash flows from operating activities:
Net income	$5,083	$518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	52,807	43,527
Asset impairments	2,252	1,698
Deferred income taxes	3,851	5,136
Gain on disposals of properties, plants and equipment, net	(5,231)	(2,345)
Equity in earnings of affiliates, net of dividends received, and minority interests	(1,328)	161
Cumulative effect of change in accounting principle	—	(4,822)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(8,200)	1,601
Inventories	8,153	(7,459)
Other current assets	(5,615)	12,921
Other long-term assets	(6,674)	(658)
Accounts payable	(2,167)	(2,299)
Accrued payroll and employee benefits	(8,423)	(9,797)
Restructuring reserves	2,939	6,018
Other current liabilities	(11,502)	(3,932)
Postretirement benefit liability	179	(1,520)
Other long-term liabilities	(4,607)	(9,942)

Net cash provided by operating activities	21,517	28,806

Cash flows from investing activities:
Purchases of properties, plants and equipment	(28,096)	(22,988)
Proceeds on disposals of properties, plants and equipment	5,666	4,826

Net cash used in investing activities	(22,430)	(18,162)

Cash flows from financing activities:
Payments on long-term debt	(21,952)	(8,220)
Proceeds from short-term borrowings	4,252	7,877
Dividends paid	(7,774)	(7,770)
Acquisitions of treasury stock	(29)	(1,031)
Exercise of stock options	6,166	—

Net cash used in financing activities	(19,337)	(9,144)

Effects of exchange rates on cash	75	(6,704)

Net decrease in cash and cash equivalents	(20,175)	(5,204)
Cash and cash equivalents at beginning of period	49,767	25,396

Cash and cash equivalents at end of period	$29,592	$20,192

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2004 and October 31, 2003, the consolidated statements of operations for the three-month and six-month periods ended April 30, 2004 and 2003 and cash flows for the six-month periods ended April 30, 2004 and 2003 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2003 (the “2003 Form 10-K”).

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

Stock-Based Compensation

At April 30, 2004, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and earnings (loss) per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net income (loss) as reported	$8,449	$(4,413)	$5,083	$518
Deduct total stock option expense determined under fair value method, net of tax	767	1,022	1,456	1,974

Pro forma net income (loss)	$7,682	$(5,435)	$3,627	$(1,456)

Basic and diluted earnings (loss) per share:
Class A Common Stock:
As reported	$0.30	$(0.16)	$0.18	$0.02
Pro forma	$0.27	$(0.19)	$0.13	$(0.05)
Class B Common Stock:
As reported	$0.45	$(0.24)	$0.27	$0.02
Pro forma	$0.41	$(0.29)	$0.19	$(0.08)

NOTE 2 — RECENT ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It does not alter the measurement or recognition provisions of the original SFAS No. 132. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003 and have been included in Note 14 to the Notes to Consolidated Financial Statements in this Form 10-Q.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation defines when a business enterprise must consolidate a variable interest entity. The Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. The Company does not have any material unconsolidated variable interest entities as of April 30, 2004 that would require consolidation. Adoption of the subsequent provisions of the Interpretation did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30, 2004	October 31, 2003
Finished goods	$53,626	$44,894
Raw materials and work-in-process	138,132	153,482

	191,758	198,376
Reduction to state inventories on last-in, first-out basis	(31,351)	(31,219)

	$160,407	$167,157

NOTE 4 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. As of April 30, 2004, there were 16 facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the six-month period ended April 30, 2004 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2003	$220,619	$31,690	$252,309
Goodwill acquired	8	1,697	1,705
Goodwill adjustment	(8,879)	—	(8,879)
Currency translation	(2,428)	—	(2,428)

Balance at April 30, 2004	$209,320	$33,387	$242,707

The goodwill acquired relates to refinements to the allocation of the investment in CorrChoice, Inc. in the Paper, Packaging & Services segment.

The goodwill adjustment was recorded to recognize the cash surrender value of reinsurance contracts that are used to fund pension payments in Europe. The adjustment, which relates to the Van Leer Industrial Packaging acquisition, was recorded in the second quarter of 2004.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of April 30, 2004 and October 31, 2003 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2004:
Trademarks and patents	$18,077	$5,359	$12,718
Non-compete agreements	9,525	6,911	2,614
Customer relationships	6,582	230	6,352
Other	10,417	3,400	7,017

Total	$44,601	$15,900	$28,701

October 31, 2003:
Trademarks and patents	$18,077	$4,675	$13,402
Non-compete agreements	9,525	5,985	3,540
Customer relationships	6,582	47	6,535
Other	10,417	3,240	7,177

Total	$44,601	$13,947	$30,654

During the first six months of 2004, there were no significant acquisitions of other intangible assets. Amortization expense for the six months ended April 30, 2004 and 2003 was $2.0 million. Amortization expense for the next five years is expected to be $4.0 million in 2004, $3.6 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $2.4 million in 2008.

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million gain as a cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 6 — INVESTMENT IN AFFILIATES

The Company has investments in Socer-Embalagens, Lda. (25%) and Balmer Lawrie-Van Leer (40%) that are accounted for under the equity method. The Company’s share of earnings for these affiliates is included in income as earned.

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales	$4,259	$4,036	$8,191	$7,395
Gross profit	$928	$850	$1,806	$1,600
Net income	$157	$174	$296	$274

NOTE 7 — RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, initially referred to as the performance improvement plan, which are expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003 and incurred $27.5 million during the first six months of 2004. The Company anticipates incurring additional restructuring charges of approximately $17.5 million to $22.5 million during the remainder of 2004.

As part of the transformation initiatives, the Company closed four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the six months ended April 30, 2004. All of the plants are located in North America. In addition, administrative staff reductions have continued throughout the world. As a result of the transformation initiatives, during the first six months of 2004, the Company recognized pre-tax restructuring charges of $27.5 million, consisting of $9.0 million in employee separation costs, $2.3 million in asset impairments and $16.2 million in other costs, which were primarily for consulting services in connection with the transformation initiatives. The asset impairment charges, which relate to the write-down to fair value of buildings and equipment, are based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of approximately 922 employees have been terminated in connection with the transformation initiatives, 315 of which were terminated during the six months ended April 30, 2004. For each of the Company’s business segments, amounts incurred in the second quarter of 2004, the cumulative amounts incurred from the start of the transformation initiatives through April 30, 2004 and the total amounts expected to be incurred in connection with the transformation initiatives are as follows (Dollars in thousands):

	Amounts Incurred in the Current Period	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$1,511	$36,684	$45,084
Asset impairments	75	8,173	10,973
Other costs	7,955	24,630	31,230

	9,541	69,487	87,287

Paper, Packaging & Services:
Employee separation costs	567	6,939	6,939
Asset impairments	—	4,262	4,262
Other costs	2,098	7,102	7,102

	2,665	18,303	18,303

Timber:
Employee separation costs	—	147	147
Asset impairments	—	36	36
Other costs	72	307	307

	72	490	490

Total	$12,278	$88,280	$106,080

Following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2004 (Dollars in thousands):

	Balance at October 31, 2003	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at April 30, 2004
Cash charges:
Employee separation costs	$13,289	$9,033	$10,619	$11,703
Other costs	2,482	16,252	11,526	7,208

	15,771	25,285	22,145	18,911
Non-cash charges:
Asset impairments	201	2,252	2,453	—

Total	$15,972	$27,537	$24,598	$18,911

NOTE 8 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2004	October 31, 2003
$550 million Amended and Restated Senior Secured Credit Agreement	$299,565	$308,783
8 7/8% Senior Subordinated Notes	251,251	251,380
Trade accounts receivable credit facility	72,972	85,406
Other long-term debt	326	498

	624,114	646,067
Current portion	—	(3,000)

	$624,114	$643,067

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, the Company and certain of its non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. On February 11, 2004, the Company amended its term loan under the Amended and Restated Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million, and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility. The term loan periodically reduces through its maturity date of August 23, 2009 and the revolving multicurrency credit facility matures on February 28, 2006.

8  7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At April 30, 2004, the outstanding balance of $251.3 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

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

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s U.S. trade accounts receivable. The credit facility is secured by certain of the Company’s U.S. trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (1.40% interest rate as of April 30, 2004). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

NOTE 9 — FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $345 million at April 30, 2004, with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.6% over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus a spread. At

April 30, 2004, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $12.3 million ($8.5 million net of tax) was recorded.

At April 30, 2004, the Company had outstanding foreign currency forward contracts in the notional amount of $30.8 million. The fair value of these contracts at April 30, 2004 resulted in a loss of $0.1 million recorded in the consolidated statement of operations. The purpose of these contracts is to hedge short-term intercompany loan balances with foreign businesses.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2004:
Class A Common Stock	32,000,000	21,140,960	10,797,605	10,343,355
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811
October 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,573,346	10,567,614
Class B Common Stock	17,280,000	17,280,000	11,662,003	5,617,997

NOTE 11 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Class A Common Stock	$0.14	$0.14	$0.28	$0.28
Class B Common Stock	$0.21	$0.21	$0.41	$0.41

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings (loss) per share:

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Class A Common Stock:
Basic shares	10,783,122	10,570,846	10,701,627	10,566,743
Assumed conversion of stock options	238,269	—	234,908	—

Diluted shares	11,021,391	10,570,846	10,936,535	10,566,743

Class B Common Stock:
Basic and diluted shares	11,661,789	11,724,403	11,661,892	11,739,532

There were 20,000 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2004 (18,000 and 8,000 for the three-month and six-month periods, respectively, ended April 30, 2003).

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income (loss) and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net income (loss)	$8,449	$(4,413)	$5,083	$518
Other comprehensive income (loss):
Foreign currency translation adjustment	6,541	7,264	4,765	5,019
Change in market value of interest rate derivatives, net of tax	2,283	(964)	2,668	(824)
Minimum pension liability adjustment, net of tax	—	(1,224)	(497)	(1,224)

Comprehensive income	$17,273	$663	$12,019	$3,489

NOTE 14 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Service cost	$3,070	$2,783	$6,140	$5,567
Interest cost	6,110	5,620	12,221	11,240
Expected return on plan assets	(7,069)	(6,580)	(14,138)	(13,161)
Amortization of prior service cost, initial net asset and net actuarial gain	749	228	1,498	456

	$2,860	$2,051	$5,721	$4,102

The Company made $2.4 million in pension contributions in the first half of 2004. Based on minimum funding requirements, pension contributions for the entire 2004 fiscal year are estimated at $11.2 million.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Service cost	$15	$34	$29	$68
Interest cost	833	884	1,666	1,767
Amortization of net prior service cost and recognized actuarial loss	(31)	(12)	(63)	(25)

	$817	$906	$1,632	$1,810

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

A proposed FASB Staff Position 106-b (“FSP 106-b”) was issued providing guidance on accounting for the effects of the Act for employers that sponsor postretirement health care plans providing prescription drug benefits. FSP 106-b supersedes FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.”

The guidance in FSP 106-b applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. FSP 106-b is effective for the first interim or annual period beginning after June 15, 2004.

The Company has determined that its plan is actuarially equivalent and has compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis shows the Company’s plans provide more valuable benefits to retirees than the Medicare Part D plan. As permitted in FSP FAS 106-1, the Company has elected to defer recognition of the expected subsidy from the Medicare Act. The adjustment will not have a material impact on the Company’s financial position or results of operations.

NOTE 15 — BUSINESS SEGMENT INFORMATION

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

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales:
Industrial Packaging & Services	$399,689	$343,387	$737,080	$646,535
Paper, Packaging & Services	138,043	120,775	263,337	245,455
Timber	4,457	6,645	10,632	13,495

Total net sales	$542,189	$470,807	$1,011,049	$905,485

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$27,760	$13,942	$36,611	$17,457
Paper, Packaging & Services	2,435	4,821	7,788	12,712
Timber	3,079	4,846	7,475	9,683

Total operating profit before restructuring charges and timberland gains	33,274	23,609	51,874	39,852

Restructuring charges:
Industrial Packaging & Services	9,541	13,562	21,563	14,727
Paper, Packaging & Services	2,665	3,791	5,834	4,165
Timber	72	96	140	96

Total restructuring charges	12,278	17,449	27,537	18,988

Timberland gains:
Timber	1,364	1,568	5,298	1,964

Total	$22,360	$7,728	$29,635	$22,828

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$17,019	$16,088	$34,078	$30,942
Paper, Packaging & Services	8,486	8,707	17,311	17,554
Timber	592	354	1,418	754

Total depreciation, depletion and amortization expense	$26,097	$25,149	$52,807	$49,250

	April 30, 2004	October 31, 2003
Assets:
Industrial Packaging & Services	$1,147,867	$1,153,939
Paper, Packaging & Services	295,739	341,305
Timber	128,636	123,582

Total segment	1,572,242	1,618,826
Corporate and other	230,157	212,385

Total assets	$1,802,399	$1,831,211

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003
Net sales:
North America	$305,470	$283,980	$573,494	$559,037
Europe	159,001	129,407	291,947	236,728
Other	77,718	57,420	145,608	109,720

Total net sales	$542,189	$470,807	$1,011,049	$905,485

The following table presents total assets by geographic area (Dollars in thousands):

	April 30, 2004	October 31, 2003
Assets:
North America	$1,194,695	$1,253,983
Europe	414,486	389,171
Other	193,218	188,057

Total assets	$1,802,399	$1,831,211

NOTE 16 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Operations Three months ended April 30, 2004
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$168,899	$152,821	$284,337	$(63,868)	$542,189
Cost of products sold	144,371	132,585	239,840	(63,868)	452,928

Gross profit	24,528	20,236	44,497	—	89,261
Selling, general and administrative expenses	23,002	5,643	27,100	—	55,745
Restructuring charges	1,841	9,583	854	—	12,278
Gain on sale of assets	—	882	240	—	1,122

Operating profit (loss)	(315)	5,892	16,783	—	22,360
Interest expense, net	9,346	425	945	—	10,716
Other income (expense), net (1)	(10,153)	9,735	1,112	—	694

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(19,814)	15,202	16,950	—	12,338
Income tax expense (benefit)	(6,102)	4,682	5,220	—	3,800
Equity in earnings of affiliates and minority interests	22,161	—	(89)	(22,161)	(89)

Net income (loss)	$8,449	$10,520	$11,641	$(22,161)	$8,449

Condensed Consolidating Statement of Operations

Six months ended April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$322,689	$283,979	$524,091	$(119,710)	$1,011,049
Cost of products sold	280,059	245,141	446,848	(119,710)	852,338

Gross profit	42,630	38,838	77,243	—	158,711
Selling, general and administrative expenses	47,961	9,443	49,366	—	106,770
Restructuring charges	5,049	18,991	3,497	—	27,537
Gain on sale of assets	—	4,901	330	—	5,231

Operating profit (loss)	(10,380)	15,305	24,710	—	29,635
Interest expense, net	19,518	1,489	1,956	—	22,963
Other income (expense), net (1)	(19,042)	14,614	5,344	—	916

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(48,940)	28,430	28,098	—	7,588
Income tax expense (benefit)	(15,073)	8,756	8,654	—	2,337
Equity in earnings of affiliates and minority interests	38,950	—	(168)	(38,950)	(168)

Net income (loss)	$5,083	$19,674	$19,276	$(38,950)	$5,083

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Condensed Consolidating Statement of Operations

Three months ended April 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$173,569	$129,209	$227,367	$(59,338)	$470,807
Cost of products sold	149,645	107,893	190,364	(59,338)	388,564

Gross profit	23,924	21,316	37,003	—	82,243
Selling, general and administrative expenses	28,138	5,231	25,631	—	59,000
Restructuring charges	2,411	10,058	4,980	—	17,449
Gain on sale of assets	22	1,243	669	—	1,934

Operating profit (loss)	(6,603)	7,270	7,061	—	7,728
Interest expense (income), net	12,312	(24)	1,635	—	13,923
Other income (expense), net (1)	(10,254)	11,481	911	—	2,138

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(29,169)	18,775	6,337	—	(4,057)
Income tax expense (benefit)	(8,462)	5,304	1,860	—	(1,298)
Equity in earnings of affiliates and minority interests	16,294	(4,254)	(191)	(13,503)	(1,654)

Net income (loss)	$(4,413)	$9,217	$4,286	$(13,503)	$(4,413)

Condensed Consolidating Statement of Operations

Six months ended April 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$342,195	$253,362	$422,181	$(112,253)	$905,485
Cost of products sold	293,280	212,188	354,298	(112,253)	747,513

Gross profit	48,915	41,174	67,883	—	157,972

Selling, general and administrative expenses	51,227	17,665	49,609	—	118,501
Restructuring charges	3,534	10,058	5,396	—	18,988
Gain on sale of assets	34	1,693	618	—	2,345

Operating profit (loss)	(5,812)	15,144	13,496	—	22,828

Interest expense (income), net	24,789	(372)	3,060	—	27,477
Other income (expense), net (1)	(20,345)	22,627	80	—	2,362

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(50,946)	38,143	10,516	—	(2,287)
Income tax expense (benefit)	(16,303)	12,206	3,365	—	(732)
Equity in earnings of affiliates and minority interests	30,339	(7,973)	(201)	(24,914)	(2,749)

Income (loss) before cumulative effect of change in accounting principle	(4,304)	17,964	6,950	(24,914)	(4,304)
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$518	$17,964	$6,950	$(24,914)	$518

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Condensed Consolidating Balance Sheet

April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$4,515	$25,077	$—	$29,592
Trade accounts receivable	73,458	55,755	177,249	—	306,462
Inventories	13,501	43,843	103,063	—	160,407
Other current assets	38,059	8,599	36,963	—	83,621

	125,018	112,712	342,352	—	580,082

Long-term assets
Goodwill and other intangible assets	113,438	39,626	118,344	—	271,408
Other long-term assets	933,003	523,125	30,725	(1,417,196)	69,657

	1,046,441	562,751	149,069	(1,417,196)	341,065

Properties, plants and equipment, net	231,723	373,459	276,070	—	881,252

	$1,403,182	$1,048,922	$767,491	$(1,417,196)	$1,802,399

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,792	$29,660	$110,454	$—	$158,906
Short-term borrowings	—	—	20,200	—	20,200
Other current liabilities	17,939	33,982	68,301	—	120,222

	36,731	63,642	198,955	—	299,328

Long-term liabilities
Long-term debt	616,991	—	7,123	—	624,114
Other long-term liabilities	166,426	56,738	71,227	—	294,391

	783,417	56,738	78,350	—	918,505

Minority interest	—	—	1,532	—	1,532

Shareholders’ equity	583,034	928,542	488,654	(1,417,196)	583,034

	$1,403,182	$1,048,922	$767,491	$(1,417,196)	$1,802,399

Condensed Consolidating Balance Sheet

October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$26,421	$23,346	$—	$49,767
Trade accounts receivable	84,282	49,517	161,158	—	294,957
Inventories	16,896	46,696	103,565	—	167,157
Other current assets	30,938	8,348	32,290	—	71,576

	132,116	130,982	320,359	—	583,457

Long-term assets
Goodwill and other intangible assets	113,117	38,847	130,999	—	282,963
Other long-term assets	952,972	524,372	10,651	(1,435,579)	52,416

	1,066,089	563,219	141,650	(1,435,579)	335,379

Properties, plants and equipment, net	243,007	383,205	286,163	—	912,375

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,776	$39,392	$92,165	$—	$158,333
Short-term borrowings	—	—	15,605	—	15,605
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	20,353	22,146	92,881	—	135,380

	50,129	61,538	200,651	—	312,318

Long-term liabilities
Long-term debt	637,034	—	6,033	—	643,067
Other long-term liabilities	181,485	56,645	63,246	—	301,376

	818,519	56,645	69,279	—	944,443

Minority interest	—	—	1,886	—	1,886

Shareholders’ equity	572,564	959,223	476,356	(1,435,579)	572,564

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

Condensed Consolidating Statement of Cash Flows

For the six months ended April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$30,450	$(14,719)	$5,786	$—	$21,517

Cash flows from investing activities:
Purchases of properties, plants and equipment	(6,861)	(12,853)	(8,382)	—	(28,096)
Proceeds on disposals of properties, plants and equipment	—	5,666	—	—	5,666

Net cash used in investing activities	(6,861)	(7,187)	(8,382)	—	(22,430)

Cash flows from financing activities:
Payments on long-term debt	(21,952)	—	—	—	(21,952)
Proceeds from short-term borrowings	—	—	4,252	—	4,252
Other, net	(1,637)	—	—	—	(1,637)

Net cash (used in) provided by financing activities	(23,589)	—	4,252	—	(19,337)

Effects of exchange rates on cash	—	—	75	—	75

Net increase (decrease) in cash and cash equivalents	—	(21,906)	1,731	—	(20,175)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$4,515	$25,077	$—	$29,592

Condensed Consolidating Statement of Cash Flows

For the six months ended April 30, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$24,526	$5,694	$(1,414)	$—	$28,806

Cash flows from investing activities:
Purchase of properties, plants and equipment	(4,146)	(8,383)	(10,459)	—	(22,988)
Proceeds on disposals of properties, plants and equipment	2,109	2,717	—	—	4,826

Net cash used in investing activities	(2,037)	(5,666)	(10,459)	—	(18,162)

Cash flows from financing activities:
Payments on (proceeds from) long-term debt	(15,014)	—	6,794	—	(8,220)
Proceeds from short-term borrowings	—	—	7,877	—	7,877
Dividends paid	(7,770)	—	—	—	(7,770)
Other, net	(1,031)	—	—	—	(1,031)

Net cash (used in) provided by financing activities	(23,815)	—	14,671	—	(9,144)

Effects of exchange rates on cash	—	—	(6,704)	—	(6,704)

Net increase (decrease) in cash and cash equivalents	(1,326)	28	(3,906)	—	(5,204)
Cash and cash equivalents at beginning of period	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of period	$—	$2,246	$17,946	$—	$20,192

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2004 or 2003, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

OVERVIEW

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

As of April 30, 2004, we owned approximately 278,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management in the United States is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Our Canadian timberland is not actively managed at this time.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements in our 2003 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our operating results and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments.

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

•	Restructuring Charges — Restructuring charges are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring charges recorded in connection with existing and acquired companies are further discussed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q.

•	Pension and Postretirement Benefits — Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is included in Note 14 to the Notes to Consolidated Financial Statements in this Form 10-Q and Notes 12 and 13 to the Notes to Consolidated Financial Statements included in our 2003 Form 10-K. The actual results would be different using other assumptions.

•	Income Taxes — Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

•	Environmental Cleanup Costs — We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Our reserves for environmental liabilities at April 30, 2004 amounted to $9.0 million, which included a reserve of $4.9 million related to our facility in Lier, Belgium and $4.1 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites or other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.1 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. The PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that expenditures in future periods for remediation costs at identified sites will be over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2004. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of such developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2004 and 2003. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit before restructuring charges and timberland gains is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable). Operating profit before restructuring charges and timberland gains is equal to the GAAP operating profit plus restructuring charges less timberland gains. We use operating profit before restructuring charges and timberland gains because we believe that this measure provides a better indication of our operational performance than the corresponding GAAP measure because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

Second Quarter Results

Overview

Net sales rose 15% to $542.2 million for the second quarter of 2004 from $470.8 million during the same quarter last year. On a consolidated basis, net sales increased approximately 9% after excluding the impact of foreign currency translation. Higher selling prices and volumes in the Industrial Packaging & Services and higher volumes in the Paper, Packaging & Services segments contributed to this increase.

GAAP operating profit was $22.4 million for the second quarter of 2004 compared with GAAP operating profit of $7.7 million for the same period last year.

Operating profit before restructuring charges and timberland gains increased 41% to $33.3 million for the second quarter of 2004 compared with $23.6 million for the same period last year. There were $12.3 million and $17.4 million of restructuring charges and $1.4 million and $1.6 million of timberland gains during the second quarter of 2004 and 2003, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended April 30,	2004	2003
Net sales:
Industrial Packaging & Services	$399,689	$343,387
Paper, Packaging & Services	138,043	120,775
Timber	4,457	6,645

Total net sales	$542,189	$470,807

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$27,760	$13,942
Paper, Packaging & Services	2,435	4,821
Timber	3,079	4,846

Total operating profit before restructuring charges and timberland gains	33,274	23,609

Restructuring charges:
Industrial Packaging & Services	9,541	13,562
Paper, Packaging & Services	2,665	3,791
Timber	72	96

Total restructuring charges	12,278	17,449

Timberland gains:
Timber	1,364	1,568

Total operating profit	$22,360	$7,728

Segment Review

Industrial Packaging & Services

Net sales rose 16% to $399.7 million for the second quarter of 2004 from $343.4 million for the same period last year. Net sales increased 8% after excluding the impact of foreign currency translation. Selling prices rose in response to higher raw material costs, especially steel, and contributed to the increase in net sales for the second quarter of 2004. Additionally, sales volumes were higher for steel and plastic drums.

GAAP operating profit was $18.2 million for the second quarter of 2004 compared with $0.4 million for the second quarter of 2003.

Operating profit before restructuring charges rose to $27.8 million for the second quarter of 2004 from $13.9 million a year ago. Restructuring charges were $9.5 million for the second quarter of 2004 compared with $13.6 million a year ago. The Industrial Packaging & Services segment’s gross profit margin benefited from labor and other manufacturing efficiencies, partially offset by higher raw material costs, as a percentage of net sales. Selling, general and administrative (“SG&A”) expenses for this segment reflect a portion of the savings resulting from the transformation initiatives.

Paper, Packaging & Services

Net sales rose 14% to $138.0 million for the second quarter of 2004 from $120.8 million for the same period last year. Improved volumes for most of this segment’s products were partially offset by lower average selling prices in the containerboard operations.

GAAP operating loss was $0.2 million for the second quarter of 2004 compared with GAAP operating profit of $1.0 million for the second quarter of 2003.

Operating profit before restructuring charges was $2.4 million for the second quarter of 2004 compared with $4.8 million the prior year. Restructuring charges were $2.7 million for the second quarter of 2004 versus $3.8 million a year ago. The decrease in operating profit before restructuring charges was primarily due to a decline in gross profit margin resulting from reduced pricing levels and higher raw material costs, particularly for old corrugated containers, in the containerboard operations. In absolute dollars and as a percentage of net sales, labor and energy costs were higher on a quarter-over-quarter comparison. Lower SG&A expenses in the second quarter of 2004 compared with the same quarter last year partially offset this reduction.

Timber

Timber net sales were $4.5 million for the second quarter of 2004 compared with $6.6 million for the same period last year. These net sales were consistent with planned levels for both periods.

GAAP operating profit was $4.4 million for the second quarter of 2004 compared with $6.3 million for the second quarter of 2003.

As a result of the lower sales volume, operating profit before restructuring charges and timberland gains was $3.1 million for the second quarter of 2004 compared to $4.8 million a year ago. Restructuring charges were $0.1 million for the second quarter of 2004 and 2003. Timberland gains were $1.4 million for the second quarter of 2004 and $1.6 million for the same period last year.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 83.5% for the second quarter of 2004 from 82.5% for the second quarter of 2003. The principal factors impacting the 1.0 point increase were higher raw material costs, particularly steel and old corrugated containers, lower planned timber sales and higher energy costs. Reductions in labor and other manufacturing costs partially offset these impacts.

Selling, General and Administrative Expenses

SG&A expenses declined to $55.7 million, or 10.3% of net sales, for the second quarter of 2004 from $59.0 million, or 12.5% of net sales, for the same period a year ago. The decline in SG&A expenses was primarily attributable to realization of additional savings from our transformation initiatives. The dollar reduction in SG&A expenses was partially offset by the impact of foreign currency translation (approximately $3 million).

Restructuring Charges

As part of the transformation initiatives, initially referred to as the performance improvement plan, we closed one company-owned plant in the Industrial Packaging & Services segment during the second quarter of 2004. The plant is located in North America. As a result of the transformation initiatives, during the second quarter of 2004, we recognized restructuring charges of $12.3 million, consisting of $2.1 million in employee separation costs, $0.1 million in asset impairments and $10.1 million in other costs, which were primarily for consulting services in connection with the transformation initiatives. See Note 7 to the Notes to Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding our restructuring activities.

For further information, see the “Transformation Initiatives” section below.

Gain on Sale of Assets

Gain on sale of assets decreased to $1.1 million in the second quarter of 2004 as compared to $1.9 million in the second quarter of 2003, including $0.2 million less from the sale of timber properties.

Interest Expense, Net

Interest expense, net declined to $10.7 million for the second quarter of 2004 from $13.9 million for the same period last year. This reduction was primarily due to lower average interest rates on our debt. A $25 million reduction in average debt outstanding during the second quarter of 2004 compared to the second quarter of 2003 also contributed to this decrease.

Other Income, Net

Other income, net was $0.7 million in the second quarter of 2004 versus $2.1 million in the second quarter of 2003.

Income Tax Expense (Benefit)

The effective tax rate was 30.8% and 32.0% in the second quarter of 2004 and 2003, respectively, resulting in an income tax expense of $3.8 million for the second quarter of 2004 and an income tax benefit of $1.3 million for the second quarter of 2003. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a charge of $0.1 million for the second quarter of 2004 as compared to a charge of $1.7 million in the same period of 2003. During the second quarter of 2003, we deducted 37% of CorrChoice’s net income related to its minority shareholders. Effective September 30, 2003, our ownership increased to 100% resulting from CorrChoice’s redemption of its minority shareholders’ outstanding shares. Therefore, no such deduction was made in the second quarter of 2004.

Net Income (Loss)

Based on the foregoing, we recorded net income of $8.4 million for the second quarter of 2004 compared to net loss of $4.4 million in the same period last year.

Year-to-Date Results

Overview

Net sales rose 12% to $1,011.0 million for the first half of 2004 from $905.5 million during the same period last year. On a consolidated basis, net sales increased approximately 5% after excluding the impact of foreign currency translation. Higher sales in both the Industrial Packaging & Services and Paper, Packaging & Services segments contributed to this increase.

The GAAP operating profit was $29.6 million for the first half of 2004 compared with $22.8 million a year ago. Our operating profit for the first half of 2004 was negatively impacted by a higher level of restructuring charges and positively impacted by a higher level of timberland gains versus the first half of 2003.

Operating profit, before restructuring charges of $27.5 million and timberland gains of $5.3 million, increased 30% to $51.9 million for the first half of 2004 compared with operating profit, before restructuring charges of $19.0 million and timberland gains of $2.0 million, of $39.9 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the six months ended April 30,	2004	2003
Net sales:
Industrial Packaging & Services	$737,080	$646,535
Paper, Packaging & Services	263,337	245,455
Timber	10,632	13,495

Total net sales	$1,011,049	$905,485

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$36,611	$17,457
Paper, Packaging & Services	7,788	12,712
Timber	7,475	9,683

Total operating profit before restructuring charges and timberland gains	51,874	39,852

Restructuring charges:
Industrial Packaging & Services	21,563	14,727
Paper, Packaging & Services	5,834	4,165
Timber	140	96

Total restructuring charges	27,537	18,988

Timberland gains:
Timber	5,298	1,964

Total operating profit	$29,635	$22,828

Segment Review

Industrial Packaging & Services

Net sales rose 14% to $737.1 million for the first half of 2004 from $646.5 million for the same period last year. After excluding the impact of foreign currency translation, net sales for this segment increased 5%. Increased selling prices for this segment’s products in response to higher raw material costs, especially steel, contributed to the increase in net sales. Additionally, sales volumes were higher for steel and fibre drums.

The GAAP operating profit was $15.0 million for the first half of 2004 compared with $2.7 million for the first half of 2003. This segment’s first half of 2004 results were negatively impacted by a higher level of restructuring charges versus the same period last year.

Operating profit, before restructuring charges of $21.6 million, rose to $36.6 million for the first half of 2004 from operating profit, before restructuring charges of $14.7 million, of $17.5 million a year ago. The Industrial Packaging & Services segment’s gross profit margin benefited from labor and other manufacturing efficiencies, partially offset by higher raw material costs, as a percentage of net sales. SG&A expenses for this segment reflect a portion of the savings resulting from the transformation initiatives.

Paper, Packaging & Services

Net sales rose 7% to $263.3 million for the first half of 2004 from $245.5 million for the same period last year. Improved volumes for most of this segment’s products were partially offset by lower average sales prices in the containerboard operations.

The GAAP operating profit was $2.0 million for the first half of 2004 compared with $8.5 million for the first half of 2003.

Operating profit, before restructuring charges of $5.8 million, was $7.8 million for the first half of 2004 compared with operating profit, before restructuring charges of $4.2 million, of $12.7 million a year ago. This decrease was primarily due to a decline in gross profit margin resulting from reduced pricing levels and higher raw material costs, particularly for old corrugated containers, and energy costs in the containerboard operations. Lower SG&A expenses in the first half of 2004 compared with the same period last year partially offset this reduction.

Timber

Timber sales were $10.6 million for the first half of 2004 compared with $13.5 million for the same period last year. These sales were consistent with budgeted levels for both periods.

The GAAP operating profit was $12.6 million for the first half of 2004 compared with $11.6 million for the first half of 2003. This segment’s first half of 2004 results were positively impacted by a higher level of timberland gains versus the same period last year.

As a result of the lower sales volume, operating profit, before restructuring charges of $0.1 million and timberland gains of $5.3 million, was $7.5 million for the first half of 2004, compared to operating profit, before restructuring charges of $0.1 million and timberland gains of $2.0 million, of $9.7 million a year ago.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 84.3% for the first half of 2004 from 82.6% for the first half of 2003. The principal factors impacting the 1.7 point increase were higher raw material costs, particularly steel and old corrugated containers, lower planned timber sales and higher energy costs. Improved efficiencies in labor and other manufacturing costs partially offset these impacts.

Selling, General and Administrative Expenses

SG&A expenses declined to $106.8 million, or 10.6% of net sales, for the first half of 2004 from $118.5 million, or 13.1% of net sales, for the same period a year ago. The decline in SG&A expenses was primarily attributable to realization of additional savings from our transformation initiatives. The dollar reduction in SG&A expenses was partially offset by the impact of foreign currency translation (approximately $6 million).

Restructuring Charges

As part of the transformation initiatives, initially referred to as the performance improvement plan, we closed four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first half of 2004. These plants are located in North America. In addition, administrative staff reductions continue to be made throughout the world. As a result of the transformation initiatives, during the first half of 2004, we recognized restructuring charges of $27.5 million, consisting of $9.0 million in employee separation costs, $2.3 million in asset impairments and $16.2 million in other costs, which were primarily for consulting services in connection with the transformation initiatives. See Note 7 to the Notes to Consolidated Financial Statements in this Form 10-Q for additional disclosures regarding our restructuring activities.

For further information, see the “Transformation Initiatives” section below.

Gain on Sale of Assets

Gain on sale of assets increased to $5.2 million in the first half of 2004 as compared to $2.3 million in the first half of 2003, including $3.3 million more from the sale of timber properties.

Interest Expense, Net

Interest expense, net declined to $23.0 million for the first half of 2004 from $27.5 million for the same period last year. This reduction was primarily due to lower average interest rates on our debt. An $8 million reduction in average debt outstanding during the first half of 2004 compared to the first half of 2003 also contributed to this decrease.

Other Income, Net

Other income, net was $0.9 million in the first half of 2004 versus $2.4 million in the first half of 2003.

Income Tax Expense (Benefit)

The effective tax rate was 30.8% and 32.0% in the first half of 2004 and 2003, respectively, resulting in an income tax expense of $2.3 million for the first half of 2004 and an income tax benefit of $0.7 million for the first half of 2003. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a charge of $0.2 million for the first half of 2004 as compared to a charge of $2.7 million in the same period of 2003. During the first half of 2003, we deducted 37% of CorrChoice’s net income related to its minority shareholders. Effective September 30, 2003, our ownership increased to 100% resulting from CorrChoice’s redemption of its minority shareholders’ outstanding shares. Therefore, no such deduction was made in the first half of 2004.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded a $4.8 million gain as a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142.

Net Income

Based on the foregoing, we recorded net income of $5.1 million for the first half of 2004 compared to net income of $0.5 million in the same period last year.

Transformation Initiatives (Performance Improvement Plan)

As previously announced, our transformation initiatives are expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. Our focus during fiscal 2003 had been primarily SG&A optimization, which is expected to result in annual cost savings of $60 million realized in fiscal 2004. The focus during fiscal 2004 is to become an even leaner, more market-focused/performance-driven company. This next and final phase of the transformation is expected to deliver additional annualized benefits of approximately $50 million, with about $15 million of those savings to be realized in fiscal 2004 and the remainder in fiscal 2005. The opportunities identified include, but are not limited to, improved labor productivity, material yield and other manufacturing efficiencies, coupled with further network consolidation. The related one-time costs for this phase will be approximately $45 million to $50 million, which will be incurred in fiscal 2004. In addition, we launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

Capital Expenditures

During the first half of 2004, we invested $28.1 million in capital expenditures, which included $4.6 million for the purchase of timber properties.

We expect capital expenditures to be approximately $75 million to $80 million in 2004, which would be $20 million to $25 million below our anticipated depreciation expense.

Balance Sheet Changes

The increase in accounts receivable was primarily due to higher sales in the second quarter of 2004 as compared with the fourth quarter of 2003.

Net assets held for sale has increased due to our transformation initiatives. We now have 16 properties classified as held for sale versus eight properties at October 31, 2003.

Goodwill has decreased as a result of an adjustment to recognize the cash surrender value of reinsurance contracts that are used to fund pension payments in Europe. The adjustment, which relates to the Van Leer Industrial Packaging acquisition, was recorded in the second quarter of 2004.

Other long-term assets increased mostly as a result of the cash surrender value of reinsurance contracts as discussed above.

Accrued payroll and employee benefits were lower primarily due to the timing of the annual bonus payments, which were fully accrued at October 31, 2003.

Long-term debt has decreased due to payments made during the first half of 2004. We expect to continue repaying debt throughout the second half of 2004 from cash generated by our operating activities.

Borrowing Arrangements

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we and certain of our non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. On February 11, 2004, we amended our term loan under the Amended and Restated Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million, and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. As of April 30, 2004, there was a total of $300 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At April 30, 2004, we were in compliance with these covenants. The terms of the Amended and Restated Senior Secured Credit Agreement also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8  7/8% Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of April 30, 2004, there was a total of $251.3 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk.

The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2004, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of our U.S. trade accounts receivable. The facility is secured by certain of our U.S. trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate the facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of April 30, 2004, there was a total of $73.0 million outstanding under the trade accounts receivable credit facility.

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

Contractual Obligations

As of April 30, 2004, we had the following contractual obligations (Dollars in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$624	$—	$37	$73	$514
Short-term borrowings	20	20	—	—	—
Non-cancelable operating leases	57	8	23	13	13

Total contractual cash obligations	$701	$28	$60	$86	$527

Stock Repurchase Program

In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first half of 2004, we repurchased 814 shares of Class B Common Stock. As of April 30, 2004, we had repurchased 713,680 shares, including 435,476 shares of Class A Common Stock and 278,204 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through April 30, 2004 was $20.5 million.

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It does not alter the measurement or recognition provisions of the original SFAS No. 132. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. Interim period disclosures are effective for interim periods beginning after December 15, 2003 and have been included in Note 14 to the Notes to Consolidated Financial Statements in this Form 10-Q.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation defines when a business enterprise must consolidate a variable interest entity. The Interpretation provisions are effective for variable interest entities commonly referred to as special-purpose entities for periods ending after March 15, 2004. We do not have any material unconsolidated variable interest entities as of April 30, 2004 that would require consolidation. Adoption of the subsequent provisions of the Interpretation did not have a material impact on our financial position or results of operations.

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

There has not been a significant change in the quantitative and qualitative disclosures about the Company’s market risk from the disclosures contained in the 2003 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
02/01/04 thru 02/29/04	—	—	—	287,020
03/01/04 thru 03/31/04	—	—	—	287,020
04/01/04 thru 04/30/04	750	$36.00	750	286,320

Total	750	$36.00	750	286,320

(1)	In February 1999, the Company’s Board of Directors authorized a stock repurchase program which permits the Company to purchase up to 1.0 million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. The maximum number of shares that may yet be purchased is 286,320, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a.)	Exhibits

Exhibit No.	Description of Exhibit

3.E	Amendments to Amended and Restated By-Laws of Greif Bros. Corporation

10.O	Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b.)	Reports on Form 8-K.

No events occurred requiring a Form 8-K to be filed during the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 7, 2004	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended April 30, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.E	Amendments to Amended and Restated By-Laws of Greif Bros. Corporation

10.O	Amendment No. 1 to the Amended and Restated Senior Secured Credit Agreement

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code