Form 10-Q
period 2004-07-31
GREIF INC
filed 2004-09-07
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2004 was as follows:

Class A Common Stock	10,946,637 shares
Class B Common Stock	11,661,189 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales	$584,814	$496,755	$1,595,863	$1,402,240
Costs of products sold	484,921	407,714	1,337,259	1,155,227

Gross profit	99,893	89,041	258,604	247,013

Selling, general and administrative expenses	57,105	54,622	163,875	173,123
Restructuring charges	12,324	16,580	39,861	35,568
Gain on sale of assets	1,290	3,407	6,521	5,752

Operating profit	31,754	21,246	61,389	44,074

Interest expense, net	10,885	12,545	33,848	40,022
Other income (expense), net	292	(1,816)	1,208	546

Income before income tax expense and equity in earnings of affiliates and minority interests	21,161	6,885	28,749	4,598

Income tax expense	6,000	2,203	8,337	1,471
Equity in earnings of affiliates and minority interests	(292)	(1,098)	(460)	(3,847)

Income (loss) before cumulative effect of change in accounting principle	14,869	3,584	19,952	(720)

Cumulative effect of change in accounting principle	—	—	—	4,822

Net income	$14,869	$3,584	$19,952	$4,102

Basic earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$0.52	$0.13	$0.71	$(0.02)
Class A Common Stock (after cumulative effect)	$0.52	$0.13	$0.71	$0.15
Class B Common Stock (before cumulative effect)	$0.79	$0.19	$1.06	$(0.04)
Class B Common Stock (after cumulative effect)	$0.79	$0.19	$1.06	$0.21

Diluted earnings (loss) per share:
Class A Common Stock (before cumulative effect)	$0.51	$0.13	$0.70	$(0.02)
Class A Common Stock (after cumulative effect)	$0.51	$0.13	$0.70	$0.15
Class B Common Stock (before cumulative effect)	$0.79	$0.19	$1.06	$(0.04)
Class B Common Stock (after cumulative effect)	$0.79	$0.19	$1.06	$0.21

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	July 31, 2004	October 31, 2003
	(Unaudited)

Current assets
Cash and cash equivalents	$25,013	$49,767
Trade accounts receivable, less allowance of $12,535 in 2004 and $10,286 in 2003	344,365	294,957
Inventories	175,769	167,157
Net assets held for sale	13,945	6,311
Deferred tax assets	11,238	10,875
Other current assets	58,122	54,390

	628,452	583,457

Long-term assets
Goodwill, net of amortization	241,975	252,309
Other intangible assets, net of amortization	28,535	30,654
Investment in affiliates	5,165	4,421
Other long-term assets	66,412	47,995

	342,087	335,379

Properties, plants and equipment
Timber properties, net of depletion	127,491	119,573
Land	67,645	67,479
Buildings	315,214	320,229
Machinery and equipment	829,117	831,815
Capital projects in progress	49,343	36,522

	1,388,810	1,375,618
Accumulated depreciation	(510,985)	(463,243)

	877,825	912,375

	$1,848,364	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2004	October 31, 2003
	(Unaudited)

Current liabilities
Accounts payable	$198,412	$158,333
Accrued payrolls and employee benefits	38,318	43,126
Restructuring reserves	16,013	15,972
Short-term borrowings	15,602	15,605
Current portion of long-term debt	—	3,000
Other current liabilities	79,589	76,282

	347,934	312,318

Long-term liabilities
Long-term debt	601,622	643,067
Deferred tax liability	165,751	159,825
Postretirement benefit liability	49,282	48,504
Other long-term liabilities	85,067	93,047

	901,722	944,443

Minority interest	1,700	1,886

Shareholders’ equity
Common stock, without par value	22,038	12,207
Treasury stock, at cost	(63,449)	(64,228)
Retained earnings	688,685	681,043
Accumulated other comprehensive loss:
- foreign currency translation	(12,289)	(15,314)
- interest rate derivatives	(8,859)	(12,938)
- minimum pension liability	(29,118)	(28,206)

	597,008	572,564

	$1,848,364	$1,831,211

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2004	2003
Cash flows from operating activities:
Net income	$19,952	$4,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	77,134	65,769
Asset impairments	2,581	5,963
Deferred income taxes	8,766	6,764
Gain on disposals of properties, plants and equipment, net	(6,520)	(3,945)
Equity in earnings of affiliates, net of dividends received, and minority interests	(930)	(1,176)
Cumulative effect of change in accounting principle	—	(4,822)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(45,482)	(12,745)
Inventories	(6,785)	(8,920)
Other current assets	(3,212)	5,885
Other long-term assets	(8,088)	(162)
Accounts payable	35,641	15,916
Accrued payroll and employee benefits	(4,808)	(11,347)
Restructuring reserves	41	9,184
Other current liabilities	814	(30)
Postretirement benefit liability	778	(1,109)
Other long-term liabilities	(11,016)	(11,333)

Net cash provided by operating activities	58,866	57,994

Cash flows from investing activities:
Capital expenditures	(37,848)	(35,896)
Acquisition of timber properties	(8,723)	(4,100)
Acquisition of businesses, net of cash acquired	(835)	(5,166)
Proceeds from disposals of properties, plants and equipment	10,324	6,625

Net cash used in investing activities	(37,082)	(38,537)

Cash flows from financing activities:
Payments on long-term debt	(44,052)	(4,878)
Payments on short-term borrowings	(887)	(805)
Dividends paid	(12,310)	(11,715)
Acquisitions of treasury stock	(29)	(1,031)
Exercise of stock options	10,552	—

Net cash used in financing activities	(46,726)	(18,429)

Effects of exchange rates on cash	188	(4,939)

Net decrease in cash and cash equivalents	(24,754)	(3,911)
Cash and cash equivalents at beginning of period	49,767	25,396

Cash and cash equivalents at end of period	$25,013	$21,485

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2004 and October 31, 2003, the consolidated statements of operations for the three-month and nine-month periods ended July 31, 2004 and 2003 and cash flows for the nine-month periods ended July 31, 2004 and 2003 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2003 (the “2003 Form 10-K”).

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

Stock-Based Compensation

At July 31, 2004, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2003 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net income as reported	$14,869	$3,584	$19,952	$4,102
Deduct total stock option expense determined under fair value method, net of tax	650	952	2,106	2,926

Pro forma net income	$14,219	$2,632	$17,846	$1,176

Earnings per share:

Class A Common Stock:
Basic earnings per share:
As reported	$0.52	$0.13	$0.71	$0.15
Pro forma	$0.50	$0.09	$0.64	$0.05

Diluted earnings per share:
As reported	$0.51	$0.13	$0.70	$0.15
Pro forma	$0.49	$0.09	$0.63	$0.05

Class B Common Stock:
Basic and diluted earnings per share:
As reported	$0.79	$0.19	$1.06	$0.21
Pro forma	$0.75	$0.14	$0.94	$0.06

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

NOTE 3 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2004	October 31, 2003
Finished goods	$55,736	$44,894
Raw materials and work-in-process	154,122	153,482

	209,858	198,376
Reduction to state inventories on last-in, first-out basis	(34,089)	(31,219)

	$175,769	$167,157

NOTE 4 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of July 31, 2004, there were 13 facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the nine-month period ended July 31, 2004 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2003	$220,619	$31,690	$252,309
Goodwill acquired	365	1,697	2,062
Goodwill adjustments	(9,541)	—	(9,541)
Currency translation	(2,855)	—	(2,855)

Balance at July 31, 2004	$208,588	$33,387	$241,975

The goodwill acquired relates to refinements to the purchase price allocation for the acquisition of a small steel drum company in Europe in the Industrial Packaging & Services segment and refinements to the allocation of the investment in CorrChoice, Inc. in the Paper, Packaging & Services segment.

The goodwill adjustments primarily relate to the recognition of cash surrender value for reinsurance contracts that are used to fund pension payments in Europe. This adjustment relates to the Van Leer Industrial Packaging acquisition and was recorded in the second quarter of 2004.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of July 31, 2004 and October 31, 2003 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2004:
Trademarks and patents	$18,077	$5,701	$12,376
Non-compete agreements	9,525	7,326	2,199
Customer relationships	7,413	321	7,092
Other	10,417	3,549	6,868

Total	$45,432	$16,897	$28,535

October 31, 2003:
Trademarks and patents	$18,077	$4,675	$13,402
Non-compete agreements	9,525	5,985	3,540
Customer relationships	6,582	47	6,535
Other	10,417	3,240	7,177

Total	$44,601	$13,947	$30,654

During the first nine months of 2004, there were no significant acquisitions of other intangible assets. Amortization expense for the nine months ended July 31, 2004 and 2003 was $3.0 million and $3.4 million, respectively. Amortization expense for the next five years is expected to be $4.0 million in 2004, $3.6 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $2.4 million in 2008.

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million gain as a cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 6 — INVESTMENT IN AFFILIATES

The Company has an investment in Balmer Lawrie-Van Leer (40%) that is accounted for under the equity method. During the third quarter of 2004, the Company’s investment in Socer-Embalagens, Lda. (25%) was sold, which resulted in a loss of $0.3 million. The Company’s share of earnings for these affiliates is included in income as earned.

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales	$3,785	$4,144	$11,975	$11,539
Gross profit	$661	$933	$2,466	$2,533
Net income	$403	$146	$699	$420

NOTE 7 — RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, which are expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003 and $39.9 million during the first nine months of 2004. The Company anticipates incurring additional restructuring charges of approximately $10 million to $15 million during the remainder of 2004, which is $5 million higher than previously disclosed due to additional opportunities identified this year.

As part of the transformation initiatives, the Company closed four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the nine months ended July 31, 2004. All of the plants are located in North America. In addition, administrative staff reductions have continued throughout the world. As a result of the transformation initiatives, during the first nine months of 2004, the Company recognized pre-tax restructuring charges of $39.9 million, consisting of $12.5 million in employee separation costs, $2.6 million in asset impairments and $24.8 million in other costs, which were primarily for consulting services in connection with the transformation initiatives. The asset impairment charges, which relate to the write-down to fair value of buildings and equipment, are based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of approximately 1,200 employees have been terminated in connection with the transformation initiatives, 600 of which were terminated during the nine months ended July 31, 2004. For each of the Company’s business segments, amounts incurred in the third quarter of 2004, the cumulative amounts incurred from the start of the transformation initiatives through July 31, 2004 and the total amounts expected to be incurred in connection with the transformation initiatives through October 31, 2004 are as follows (Dollars in thousands):

	Amounts Incurred in the Current Period	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$3,094	$39,778	$47,924
Asset impairments	25	8,198	10,458
Other costs	7,237	31,867	34,400

	10,356	79,843	92,782

Paper, Packaging & Services:
Employee separation costs	337	7,276	7,276
Asset impairments	304	4,566	4,566
Other costs	1,282	8,384	8,384

	1,923	20,226	20,226

Timber:
Employee separation costs	3	150	150
Asset impairments	—	36	36
Other costs	42	349	349

	45	535	535

Total	$12,324	$100,604	$113,543

Following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2004 (Dollars in thousands):

	Balance at October 31, 2003	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at July 31, 2004
Cash charges:
Employee separation costs	$13,289	$12,468	$14,237	$11,520
Other costs	2,482	24,812	22,801	4,493

	15,771	37,280	37,038	16,013

Non-cash charges:
Asset impairments	201	2,581	2,782	—

Total	$15,972	$39,861	$39,820	$16,013

NOTE 8 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2004	October 31, 2003
$550 million Amended and Restated Senior Secured Credit Agreement	$261,299	$308,783
8 7/8% Senior Subordinated Notes	250,794	251,380
Trade accounts receivable credit facility	89,026	85,406
Other long-term debt	503	498

	601,622	646,067
Current portion	—	(3,000)

	$601,622	$643,067

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

8 7/8% Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately

$248 million before expenses. At July 31, 2004, the outstanding balance of $250.8 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

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

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s United States trade accounts receivable. The credit facility is secured by certain of the Company’s United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (1.40% interest rate as of July 31, 2004). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

NOTE 9 — FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $345 million at July 31, 2004, with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to the LIBOR rate and pays interest at a weighted average rate of 5.6% over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875% and pays interest based on the LIBOR rate plus a spread. At July 31, 2004, a net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $10.1 million ($7.2 million net of tax) was recorded.

At July 31, 2004, the Company had outstanding foreign currency forward contracts in the notional amount of $36.3 million. The fair value of these contracts at July 31, 2004 resulted in a loss of $0.5 million recorded in the consolidated statement of operations. The purpose of these contracts is to hedge short-term intercompany loan balances with foreign businesses.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2004:
Class A Common Stock	32,000,000	21,140,960	10,946,637	10,194,323
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811

October 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,573,346	10,567,614
Class B Common Stock	17,280,000	17,280,000	11,662,003	5,617,997

NOTE 11 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Class A Common Stock	$0.16	$0.14	$0.44	$0.42
Class B Common Stock	$0.24	$0.21	$0.65	$0.62

NOTE 12 — CALCULATION OF EARNINGS PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Class A Common Stock:
Basic shares	10,874,559	10,570,846	10,759,271	10,568,111
Assumed conversion of stock options	283,481	—	241,356	—

Diluted shares	11,158,040	10,570,846	11,000,627	10,568,111

Class B Common Stock:
Basic and diluted shares	11,661,939	11,724,403	11,661,908	11,734,489

There were 20,000 stock options that were antidilutive for the nine-month period ended July 31, 2004 (1,889,530 for the three-month and nine-month periods, respectively, ended July 31, 2003). No stock options were antidilutive for the three-month period ended July 31, 2004.

NOTE 13 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net income	$14,869	$3,584	$19,952	$4,102
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,740)	(874)	3,025	4,145
Change in market value of interest rate derivatives, net of tax	1,411	2,907	4,079	2,083
Minimum pension liability adjustment, net of tax	(415)	—	(912)	(1,224)

Comprehensive income	$14,125	$5,617	$26,144	$9,106

NOTE 14 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Service cost	$3,065	$2,783	$9,205	$8,350
Interest cost	6,106	5,620	18,327	16,860
Expected return on plan assets	(7,080)	(6,580)	(21,218)	(19,741)
Amortization of prior service cost, initial net asset and net actuarial gain	744	228	2,242	684

	$2,835	$2,051	$8,556	$6,153

The Company made $6.7 million in pension contributions in the first three quarters of 2004. Based on minimum funding requirements, pension contributions for the entire 2004 fiscal year are estimated at $10.7 million.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Service cost	$15	$34	$44	$102
Interest cost	839	884	2,505	2,651
Amortization of net prior service cost and recognized actuarial loss	(37)	(12)	(100)	(37)

	$817	$906	$2,449	$2,716

On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (the “Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

The Company has determined that its plan is actuarially equivalent and has compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis shows the Company’s plans provide more valuable benefits to retirees than the Medicare Part D plan. The adjustment is not expected to have a material impact on the Company’s financial position or results of operations. As permitted in FASB Staff Position FAS 106-1, the Company elected to defer recognition of the expected subsidy from the Medicare Act. In May 2004, the FASB issued Staff Position FAS 106-2, which provides additional guidance and disclosure for the subsidy. Staff Position FAS 106-2 will be effective for the Company in the fourth quarter of 2004.

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

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales:
Industrial Packaging & Services	$436,087	$370,399	$1,173,167	$1,016,934
Paper, Packaging & Services	143,621	119,497	406,958	364,952
Timber	5,106	6,859	15,738	20,354

Total net sales	$584,814	$496,755	$1,595,863	$1,402,240

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$33,972	$27,097	$70,583	$44,554
Paper, Packaging & Services	5,789	3,568	13,577	16,280
Timber	3,453	4,647	10,928	14,330

Total operating profit before restructuring charges and timberland gains	43,214	35,312	95,088	75,164

Restructuring charges:
Industrial Packaging & Services	10,356	10,920	31,919	25,647
Paper, Packaging & Services	1,923	5,591	7,757	9,756
Timber	45	69	185	165

Total restructuring charges	12,324	16,580	39,861	35,568

Timberland gains:
Timber	864	2,514	6,162	4,478

Total	$31,754	$21,246	$61,389	$44,074

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$14,474	$16,129	$48,552	$47,071
Paper, Packaging & Services	8,871	8,294	26,182	25,848
Timber	982	678	2,400	1,432

Total depreciation, depletion and amortization expense	$24,327	$25,101	$77,134	$74,351

	July 31, 2004	October 31, 2003
Assets:
Industrial Packaging & Services	$1,177,750	$1,153,939
Paper, Packaging & Services	301,119	341,305
Timber	129,285	123,582

Total segment	1,608,154	1,618,826
Corporate and other	240,210	212,385

Total assets	$1,848,364	$1,831,211

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003
Net sales:
North America	$327,351	$283,602	$900,845	$842,639
Europe	179,335	148,265	471,282	384,993
Other	78,128	64,888	223,736	174,608

Total net sales	$584,814	$496,755	$1,595,863	$1,402,240

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2004	October 31, 2003
Assets:
North America	$1,225,220	$1,253,983
Europe	427,281	389,171
Other	195,863	188,057

Total assets	$1,848,364	$1,831,211

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

Condensed Consolidating Statement of Operations

Three months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$176,705	$166,601	$311,481	$(69,973)	$584,814
Cost of products sold	150,290	143,135	261,469	(69,973)	484,921

Gross profit	26,415	23,466	50,012	—	99,893

Selling, general and administrative expenses	22,629	6,445	28,031	—	57,105
Restructuring charges	1,121	8,504	2,699	—	12,324
Gain on sale of assets	—	989	301	—	1,290

Operating profit	2,665	9,506	19,583	—	31,754

Interest expense, net	9,669	120	1,096	—	10,885
Other income (expense), net (1)	(10,617)	8,209	2,700	—	292

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(17,621)	17,595	21,187	—	21,161

Income tax expense (benefit)	(4,230)	4,591	5,639	—	6,000
Equity in earnings of affiliates and minority interests	28,260	—	(292)	(28,260)	(292)

Net income (loss)	$14,869	$13,004	$15,256	$(28,260)	$14,869

Condensed Consolidating Statement of Operations

Three months ended July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$175,148	$127,725	$254,731	$(60,849)	$496,755
Cost of products sold	148,254	105,746	214,563	(60,849)	407,714

Gross profit	26,894	21,979	40,168	—	89,041

Selling, general and administrative expenses	24,965	7,433	22,224	—	54,622
Restructuring charges	4,088	5,860	6,632	—	16,580
Gain on sale of assets	—	1,186	2,221	—	3,407

Operating profit (loss)	(2,159)	9,872	13,533	—	21,246

Interest expense (income), net	11,685	(213)	1,073	—	12,545
Other income (expense), net (1)	(10,745)	12,713	(3,784)	—	(1,816)

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(24,589)	22,798	8,676	—	6,885

Income tax expense (benefit)	(7,868)	7,295	2,776	—	2,203
Equity in earnings of affiliates and minority interests	20,305	(3,040)	(155)	(18,208)	(1,098)

Net income (loss)	$3,584	$12,463	$5,745	$(18,208)	$3,584

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Condensed Consolidating Statement of Operations

Nine months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,394	$450,580	$835,572	$(189,683)	$1,595,863
Cost of products sold	430,349	388,276	708,317	(189,683)	1,337,259

Gross profit	69,045	62,304	127,255	—	258,604

Selling, general and administrative expenses	70,590	15,888	77,397	—	163,875
Restructuring charges	6,170	27,495	6,196	—	39,861
Gain on sale of assets	—	5,890	631	—	6,521

Operating profit (loss)	(7,715)	24,811	44,293	—	61,389

Interest expense, net	29,187	1,609	3,052	—	33,848
Other income (expense), net (1)	(29,659)	22,823	8,044	—	1,208

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(66,561)	46,025	49,285	—	28,749

Income tax expense (benefit)	(19,303)	13,347	14,293	—	8,337
Equity in earnings of affiliates and minority interests	67,210	—	(460)	(67,210)	(460)

Net income (loss)	$19,952	$32,678	$34,532	$(67,210)	$19,952

Condensed Consolidating Statement of Operations

Nine months ended July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$517,343	$381,087	$676,912	$(173,102)	$1,402,240
Cost of products sold	441,534	317,934	568,861	(173,102)	1,155,227

Gross profit	75,809	63,153	108,051	—	247,013

Selling, general and administrative expenses	76,192	25,098	71,833	—	173,123
Restructuring charges	7,622	15,918	12,028	—	35,568
Gain on sale of assets	—	2,972	2,780	—	5,752

Operating profit (loss)	(8,005)	25,109	26,970	—	44,074

Interest expense (income), net	36,474	(585)	4,133	—	40,022
Other income (expense), net (1)	(31,056)	35,247	(3,645)	—	546

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(75,535)	60,941	19,192	—	4,598

Income tax expense (benefit)	(24,171)	19,501	6,141	—	1,471
Equity in earnings of affiliates and minority interests	50,644	(11,013)	(356)	(43,122)	(3,847)

Income (loss) before cumulative effect of change in accounting principle	(720)	30,427	12,695	(43,122)	(720)
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$4,102	$30,427	$12,695	$(43,122)	$4,102

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

Condensed Consolidating Balance Sheet

July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,161	$22,852	$—	$25,013
Trade accounts receivable	84,563	67,668	192,134	—	344,365
Inventories	15,034	49,742	110,993	—	175,769
Other current assets	29,437	12,155	41,713	—	83,305

	129,034	131,726	367,692	—	628,452

Long-term assets
Goodwill and other intangible assets	113,364	39,386	117,760	—	270,510
Other long-term assets	927,880	519,584	36,844	(1,412,731)	71,577

	1,041,244	558,970	154,604	(1,412,731)	342,087

Properties, plants and equipment, net	227,644	370,099	280,082	—	877,825

	$1,397,922	$1,060,795	$802,378	$(1,412,731)	$1,848,364

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,183	$45,701	$126,528	$—	$198,412
Short-term borrowings	—	—	15,602	—	15,602
Current portion long-term debt	—	—	—	—	—
Other current liabilities	19,526	37,896	76,498	—	133,920

	45,709	83,597	218,628	—	347,934

Long-term liabilities
Long-term debt	590,324	—	11,298	—	601,622
Other long-term liabilities	164,881	58,220	76,999	—	300,100

	755,205	58,220	88,297	—	901,722

Minority interest	—	—	1,700	—	1,700

Shareholders’ equity	597,008	918,978	493,753	(1,412,731)	597,008

	$1,397,922	$1,060,795	$802,378	$(1,412,731)	$1,848,364

Condensed Consolidating Balance Sheet

October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$26,421	$23,346	$—	$49,767
Trade accounts receivable	84,282	49,517	161,158	—	294,957
Inventories	16,896	46,696	103,565	—	167,157
Other current assets	30,938	8,348	32,290	—	71,576

	132,116	130,982	320,359	—	583,457

Long-term assets
Goodwill and other intangible assets	113,117	38,847	130,999	—	282,963
Other long-term assets	952,972	524,372	10,651	(1,435,579)	52,416

	1,066,089	563,219	141,650	(1,435,579)	335,379

Properties, plants and equipment, net	243,007	383,205	286,163	—	912,375

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,776	$39,392	$92,165	$—	$158,333
Short-term borrowings	—	—	15,605	—	15,605
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	20,353	22,146	92,881	—	135,380

	50,129	61,538	200,651	—	312,318

Long-term liabilities
Long-term debt	637,034	—	6,033	—	643,067
Other long-term liabilities	181,485	56,645	63,246	—	301,376

	818,519	56,645	69,279	—	944,443

Minority interest	—	—	1,886	—	1,886

Shareholders’ equity	572,564	959,223	476,356	(1,435,579)	572,564

	$1,441,212	$1,077,406	$748,172	$(1,435,579)	$1,831,211

Condensed Consolidating Statement of Cash Flows

For the nine months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$62,631	$(17,484)	$13,719	$—	$58,866

Cash flows from investing activities:
Capital expenditures	(17,071)	(8,377)	(12,400)	—	(37,848)
Acquisition of timber properties	—	(8,723)	—	—	(8,723)
Acquisition of businesses, net of cash acquired	—	—	(835)	—	(835)
Proceeds on disposals of properties, plants and equipment	—	10,324	—	—	10,324

Net cash used in investing activities	(17,071)	(6,776)	(13,235)	—	(37,082)

Cash flows from financing activities:
Payments on long-term debt	(43,773)	—	(279)	—	(44,052)
Payments on short-term borrowings	—	—	(887)	—	(887)
Dividends paid	(12,310)	—	—	—	(12,310)
Acquisition of treasury stock	(29)	—	—	—	(29)
Exercise of stock options	10,552	—	—	—	10,552

Net cash used in financing activities	(45,560)	—	(1,166)	—	(46,726)

Effects of exchange rates on cash	—	—	188	—	188

Net decrease in cash and cash equivalents	—	(24,260)	(494)	—	(24,754)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$2,161	$22,852	$—	$25,013

Condensed Consolidating Statement of Cash Flows

For the nine months ended July 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$45,789	$11,916	$289	$—	$57,994

Cash flows from investing activities:
Capital expenditures	(11,234)	(12,157)	(12,505)	—	(35,896)
Acquisition of timber properties	—	(4,100)	—	—	(4,100)
Acquisition of businesses, net of cash acquired	—	—	(5,166)	—	(5,166)
Proceeds on disposals of properties, plants and equipment	2,109	4,516	—	—	6,625

Net cash used in investing activities	(9,125)	(11,741)	(17,671)	—	(38,537)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	20,366	—	20,366
Payments on long-term debt	(25,244)	—	—	—	(25,244)
Payments on short-term borrowings	—	—	(805)	—	(805)
Dividends paid	(11,715)	—	—	—	(11,715)
Acquisition of treasury stock	(1,031)	—	—	—	(1,031)

Net cash (used in) provided by financing activities	(37,990)	—	19,561	—	(18,429)

Effects of exchange rates on cash	—	—	(4,939)	—	(4,939)

Net (decrease) increase in cash and cash equivalents	(1,326)	175	(2,760)	—	(3,911)
Cash and cash equivalents at beginning of period	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of period	$—	$2,393	$19,092	$—	$21,485

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

As of July 31, 2004, we owned approximately 278,000 acres of timberland in the southeastern United States and approximately 40,000 acres of timberland in Canada. Our timber management in the United States is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Our Canadian timberland is not actively managed at this time.

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

•	Allowance for Accounts Receivable — We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (i.e., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

•	Inventory Reserves — Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.

•	Net Assets Held for Sale — Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We record net assets held for sale in accordance with SFAS No. 144 at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

•	Properties, Plants and Equipment — Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which are being actively managed, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost.

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

Our reserves for environmental liabilities at July 31, 2004 amounted to $9.0 million, which included a reserve of $4.9 million related to our facility in Lier, Belgium and $4.1 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites or other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.1 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. The PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that expenditures in future periods for remediation costs at identified sites will be over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2004. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of such developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

•	Contingencies — Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

•	Goodwill, Other Intangible Assets and Other Long-Lived Assets — Goodwill and indefinite-lived intangible assets are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of two to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other items that could have a significant impact on the consolidated financial statements include the risks and uncertainties listed in this Form 10-Q under the “Forward-Looking Statements; Certain Factors Affecting Future Results” below. Actual results could differ materially using different estimates and assumptions or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2004 and 2003. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Third Quarter Results

Overview

Net sales rose 18 percent to $584.8 million for the third quarter of 2004 from $496.8 million for the same quarter last year. Net sales increased approximately 14 percent excluding the impact of foreign currency translation. Higher selling prices and volumes in the Industrial Packaging & Services segment and higher volumes in the Paper, Packaging & Services segment contributed to this increase.

GAAP operating profit was $31.8 million for the third quarter of 2004 compared with GAAP operating profit of $21.2 million for the same period last year.

Operating profit before restructuring charges and timberland gains increased 22 percent to $43.2 million for the third quarter of 2004 compared with $35.3 million for the same period last year. There were $12.3 million and $16.6 million of restructuring charges and $0.9 million and $2.5 million of timberland gains during the third quarter of 2004 and 2003, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended July 31,	2004	2003

Net sales:
Industrial Packaging & Services	$436,087	$370,399
Paper, Packaging & Services	143,621	119,497
Timber	5,106	6,859

Total net sales	$584,814	$496,755

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$33,972	$27,097
Paper, Packaging & Services	5,789	3,568
Timber	3,453	4,647

Total operating profit before restructuring charges and timberland gains	43,214	35,312

Restructuring charges:
Industrial Packaging & Services	10,356	10,920
Paper, Packaging & Services	1,923	5,591
Timber	45	69

Total restructuring charges	12,324	16,580

Timberland gains:
Timber	864	2,514

Total operating profit	$31,754	$21,246

Segment Review

Industrial Packaging & Services

Net sales rose 18 percent to $436.1 million for the third quarter of 2004 from $370.4 million for the same period last year. Net sales increased 13 percent excluding the impact of foreign currency translation. Selling prices rose primarily in response to higher raw material costs, especially steel, and contributed to the increase in net sales for the third quarter of 2004. Additionally, sales volumes were generally higher for steel and plastic drums for the quarter.

GAAP operating profit was $23.6 million for the third quarter of 2004 compared with $16.2 million for the third quarter of 2003.

Operating profit before restructuring charges rose to $34.0 million for the third quarter of 2004 from $27.1 million for the same period a year ago. Restructuring charges were $10.4 million for the third quarter of 2004 compared with $10.9 million a year ago. The Industrial Packaging & Services segment’s gross profit margin benefited from labor and other manufacturing efficiencies resulting from transformation initiatives, partially offset by higher raw material costs. SG&A expenses also reflect a portion of the savings from this segment’s transformation initiatives.

Paper, Packaging & Services

Net sales rose 20 percent to $143.6 million for the third quarter of 2004 from $119.5 million for the same period last year due to generally improved volumes for this segment’s products.

GAAP operating profit was $3.9 million for the third quarter of 2004 compared with GAAP operating loss of $2.0 million for the third quarter of 2003.

Operating profit before restructuring charges was $5.8 million for the third quarter of 2004 compared with $3.6 million the prior year. Restructuring charges were $1.9 million for the third quarter of 2004 versus $5.6 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved sales volumes, partially offset by a decline in gross profit margin resulting from higher raw material costs, particularly old corrugated containers (“OCC”), and higher energy costs in the containerboard operations. Lower SG&A expenses in the third quarter of 2004 compared with the same quarter last year also contributed to this improvement.

Timber

Timber net sales were $5.1 million for the third quarter of 2004 compared with $6.9 million for the same period last year. These net sales were consistent with planned levels for both periods.

GAAP operating profit was $4.3 million for the third quarter of 2004 compared with $7.1 million for the third quarter of 2003.

As a result of the lower planned sales volume, operating profit before restructuring charges and timberland gains was $3.5 million for the third quarter of 2004 compared to $4.6 million a year ago. Restructuring charges were $0.1 million for the third quarter of 2003. Timberland gains were $0.9 million for the third quarter of 2004 and $2.5 million for the same period last year.

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 82.9 percent for the third quarter of 2004 from 82.1 percent for the third quarter of 2003. The principal factors impacting the 80 basis point increase were higher raw material costs, particularly steel and OCC, lower planned timber sales, which have a relatively lower cost as a percentage of net sales than our other products, and higher energy costs. These factors were partially offset by improved efficiencies in labor and other manufacturing costs, which benefited from the ongoing transformation initiatives and higher prices on certain industrial packaging products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $57.1 million, or 9.8 percent of net sales, for the third quarter of 2004 compared to $54.6 million, or 11.0 percent of net sales, for the same period a year ago. The increase in SG&A expenses was primarily attributable to higher employee benefit costs and the approximate $1.5 million impact of foreign currency, partially offset by additional savings realized from our ongoing transformation initiatives.

Restructuring Charges

As a result of our transformation initiatives, during the third quarter of 2004, we recognized restructuring charges of $12.3 million, consisting of $3.4 million in employee separation costs, $0.3 million in asset impairments and $8.6 million in other costs, which were primarily for consulting services in connection with the transformation initiatives.

For further information, see the “Year-to-Date Results—Segment Review - Restructuring Charges” and “Transformation Initiatives” sections below.

Gain on Sale of Assets

Gain on sale of assets decreased to $1.3 million in the third quarter of 2004 as compared to $3.4 million in the third quarter of 2003 primarily due to lower gains on the sale of timber properties of $1.6 million.

Interest Expense, Net

Interest expense, net declined to $10.9 million for the third quarter of 2004 from $12.5 million for the same period last year. This 13 percent decrease was primarily due to a $25 million, or 4 percent, reduction in average debt outstanding and lower average interest rates during the third quarter of 2004 compared to the third quarter of 2003.

Other Income (Expense), Net

Other income, net was $0.3 million in the third quarter of 2004 versus other expense, net of $1.8 million in the third quarter of 2003. The increase was primarily due to certain foreign exchange losses incurred in the third quarter of last year.

Income Tax Expense

The effective tax rate was 28.4 percent and 32.0 percent in the third quarter of 2004 and 2003, respectively, resulting in an income tax expense of $6.0 million for the third quarter of 2004 and $2.2 million for the third quarter of 2003. The lower effective tax rate was primarily due to a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a charge of $0.3 million for the third quarter of 2004 as compared to a charge of $1.1 million in the same period in 2003. Prior to September 30, 2003, we had a 63 percent investment in CorrChoice, Inc. (“CorrChoice”). As such, a 37 percent, or $0.9 million, deduction of CorrChoice’s net income related to its minority shareholders was recorded in the third quarter of 2003. In the fourth quarter of 2003, our ownership increased to 100 percent due to CorrChoice’s redemption of its minority shareholders’ outstanding shares. Therefore, no such deduction was made in fiscal 2004.

Net Income

Based on the foregoing, we recorded net income of $14.9 million for the third quarter of 2004 compared to $3.6 million in the same period last year. As noted above, the results for both of these periods were significantly impacted by restructuring charges.

Year-to-Date Results

Overview

Net sales rose 14 percent to $1.6 billion for the first nine months of 2004 from $1.4 billion during the same period last year. Net sales increased approximately 9 percent excluding the impact of foreign currency translation. Higher selling prices and volumes in the Industrial Packaging & Services segment and higher volumes in the Paper, Packaging & Services segment contributed to this increase.

GAAP operating profit was $61.4 million for the first nine months of 2004 compared with GAAP operating profit of $44.1 million for the same period last year.

Operating profit before restructuring charges and timberland gains increased 26 percent to $95.1 million for the first nine months of 2004 compared with $75.2 million for the same period last year. There were $39.9 million and $35.6 million of restructuring charges and $6.2 million and $4.5 million of timberland gains during the nine month periods ended July 31, 2004 and 2003, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the nine months ended July 31,	2004	2003

Net sales:
Industrial Packaging & Services	$1,173,167	$1,016,934
Paper, Packaging & Services	406,958	364,952
Timber	15,738	20,354

Total net sales	$1,595,863	$1,402,240

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$70,583	$44,554
Paper, Packaging & Services	13,577	16,280
Timber	10,928	14,330

Total operating profit before restructuring charges and timberland gains	95,088	75,164

Restructuring charges:
Industrial Packaging & Services	31,919	25,647
Paper, Packaging & Services	7,757	9,756
Timber	185	165

Total restructuring charges	39,861	35,568

Timberland gains:
Timber	6,162	4,478

Total operating profit	$61,389	$44,074

Segment Review

Industrial Packaging & Services

Net sales rose 15 percent to $1.2 billion for the nine months ended July 31, 2004 from $1.0 billion for the same period last year. Net sales increased 8 percent excluding the impact of foreign currency translation. Selling prices rose in response to higher raw material costs, especially steel, and contributed to the increase in net sales. Additionally, sales volumes were generally higher for steel and plastic drums.

GAAP operating profit was $38.7 million for the first nine months of 2004 compared with $18.9 million for the first nine months of 2003. This segment’s results have been significantly impacted by a high level of restructuring charges for the periods presented.

Operating profit before restructuring charges rose to $70.6 million for the first nine months of 2004 from $44.6 million for the same period a year ago. Restructuring charges were $31.9 million for the first nine months of 2004 compared with $25.6 million a year ago. The Industrial Packaging & Services segment’s gross profit margin benefited from labor and other manufacturing efficiencies resulting from transformation initiatives, partially offset by higher raw material costs. SG&A expenses also reflect a portion of the savings from this segment’s transformation initiatives.

Paper, Packaging & Services

Net sales rose 12 percent to $407.0 million for the nine months ended July 31, 2004 from $365.0 million for the same period last year. Improved volumes for most of this segment’s products were partially offset by lower average selling prices in the containerboard operations.

GAAP operating profit was $5.8 million for the first nine months of 2004 compared with $6.5 million for the same period last year.

Operating profit before restructuring charges was $10.9 million for the first nine months of 2004 compared with $16.8 million for the first nine months of the prior year. Restructuring charges were $7.8 million for the first nine months of 2004 versus $9.8 million a year ago. This decrease was primarily due to a decline in gross profit margin resulting from reduced pricing levels and higher raw material costs, particularly for OCC, and energy costs in the containerboard operations. Lower SG&A expenses for the first nine months of 2004 compared with the same period last year partially offset this reduction.

Timber

Timber net sales were $15.7 million for the nine months ended July 31, 2004 compared with $20.4 million for the same period last year. These net sales were consistent with planned levels for both periods.

GAAP operating profit was $16.9 million for the first nine months of 2004 compared with $18.6 million for the first nine months of 2003.

As a result of the lower planned sales volume, operating profit before restructuring charges and timberland gains was $10.9 million for the first nine months of 2004 compared to $14.3 million a year ago. Restructuring charges were $0.2 million for the first nine months of both 2004 and 2003. Timberland gains were $6.2 million for the first nine months of 2004 and $4.5 million for the first nine months of 2003.

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 83.8 percent for the first nine months of 2004 from 82.4 percent for the first nine months of 2003. The principal factors impacting the 140 basis point increase were higher raw material costs, particularly steel and OCC, lower planned timber sales, which have a relatively lower cost as a percentage of net sales than our other products, and higher energy costs. Improved efficiencies in labor and other manufacturing costs, which benefited from our ongoing transformation initiatives, partially offset these factors.

Selling, General and Administrative Expenses

SG&A expenses were $163.9 million, or 10.3 percent of net sales, for the first nine months of 2004 compared to $173.1 million, or 12.4 percent of net sales, for the same period a year ago. The decline in SG&A expenses was primarily attributable to realization of additional savings from our transformation initiatives. The dollar reduction in SG&A expenses was partially offset by the impact of foreign currency translation (approximately $7 million).

Restructuring Charges

As part of our transformation initiatives, we closed four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the nine months ended July 31, 2004. All of the plants were located in North America. In addition, administrative staff reductions have continued throughout the world. As a result of our transformation initiatives, during the nine months ended July 31, 2004, we recognized restructuring charges of $39.9 million, consisting of $12.5 million in employee separation costs, $2.6 million in asset impairments and $24.8 million in other costs, which were primarily for consulting services in connection with the transformation initiatives. The asset impairment charges, which relate to the write-down to far value of buildings and equipment, were based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker. A total of approximately 1200 employees have been terminated in connection with the transformation initiatives, 600 of which were terminated during the nine months ended July 31, 2004.

For further information, see the “Transformation Initiatives” section below.

Gain on Sale of Assets

Gain on sale of assets increased to $6.5 million for the first nine months of 2004 as compared to $5.8 million for the first nine months of 2003 primarily due to higher gains on the sale of timber properties of $1.7 million.

Interest Expense, Net

Interest expense, net declined to $33.8 million for the first nine months of 2004 from $40.0 million for the same period last year. This 16 percent decrease was primarily due to a $15 million, or 2 percent, reduction in average debt outstanding and lower average interest rates during the first nine months of 2004 compared to the first nine months of 2003.

Other Income, Net

Other income, net was $1.2 million for the first nine months of 2004 versus $0.5 million for the first nine months of 2003. The increase was primarily due to certain foreign exchange losses recorded in the 2003 results.

Income Tax Expense

The effective tax rate was 29.0 percent and 32.0 percent for the first nine months of 2004 and 2003, respectively, resulting in an income tax expense of $8.3 million for the first nine months of 2004 and $1.5 million for the first nine months of 2003. The lower effective tax rate was primarily due to a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a charge of $0.5 million for the first nine months of 2004 as compared to a charge of $3.8 million in the same period in 2003. Prior to September 30, 2003, we had a 63 percent investment in CorrChoice. As such, we had a 37 percent, or $3.5 million, deduction of CorrChoice’s net income related to its minority shareholders in the first nine months of 2003. In the fourth quarter of 2003, our ownership increased to 100 percent resulting from CorrChoice’s redemption of its minority shareholders’ outstanding shares. Therefore, no such deduction was made for the first nine months of 2004.

Cumulative Effect of Change in Accounting Principle

During the first quarter of 2003, we recorded a $4.8 million gain as a cumulative effect of change in accounting principle resulting from the adjustment of our unamortized negative goodwill in accordance with the transition provisions of SFAS No. 141, “Business Combinations,” upon the adoption of SFAS No. 142.

Net Income

Based on the foregoing, we recorded net income of $20.0 million for the first nine months of 2004 compared to $4.1 million in the same period last year. As noted above, the results for both of these periods were significantly impacted by restructuring charges.

Transformation Initiatives

Our transformation initiatives continue to enhance long-term organic sales growth and productivity, and achieve permanent cost reductions. The focus during 2003 was primarily on SG&A optimization, which is expected to result in annual cost savings of $60 million realized in 2004.

In 2004, the focus has been on becoming an even leaner, more market-focused / performance-driven company. This final phase of the transformation is expected to deliver additional annualized benefits of approximately $50 million, with about $15 million of those savings to be realized in fiscal 2004 and the remainder in fiscal 2005. The opportunities include, but are not limited to, improved labor productivity, material yield and other manufacturing efficiencies, coupled with further footprint consolidation. The related one-time costs for this final phase will be approximately $50 million to $55 million in 2004, which is $5 million higher than previously disclosed due to additional opportunities identified this year. Approximately $10 million to $15 million of this amount will be incurred in the fourth quarter of 2004. In addition, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

Capital Expenditures

During the first three quarters of 2004, we invested $46.6 million in capital expenditures, which are not expected to exceed $65 million in 2004. The capital expenditures expectation represents a $10 to $15 million reduction from the balance originally anticipated, which is primarily due to the timing of certain purchases and capital projects. In addition to our capital expenditures, we acquired timber properties for use in our Timber segment operations.

Balance Sheet Changes

The increase in accounts receivable was primarily due to higher sales in the third quarter of 2004 as compared with the fourth quarter of 2003. In addition, the timing of receipts from customers has been extended in certain circumstances due to seasonality considerations.

Net assets held for sale has increased due to our transformation initiatives. We now have 13 properties classified as held for sale versus eight properties at October 31, 2003.

Goodwill has decreased, and other long-term assets has increased, primarily as a result of an adjustment to recognize the cash surrender value of reinsurance contracts that are used to fund pension payments in Europe. The adjustment, which relates to the Van Leer Industrial Packaging acquisition, was recorded in the second quarter of 2004.

Accounts payable increased due to higher raw material costs and the timing of payments made to our suppliers.

Long-term debt has decreased due to payments made during the first three quarters of 2004. We expect to continue repaying debt throughout the fourth quarter of 2004 from cash generated by our operating activities.

Borrowing Arrangements

$550 million Amended and Restated Senior Secured Credit Agreement

On August 23, 2002, we and certain of our non-United States subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders. The Amended and Restated Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $240 million. On February 11, 2004, we amended our term loan under the Amended and Restated Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million, and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. As of July 31, 2004, there was a total of $261.3 million outstanding under the Amended and Restated Senior Secured Credit Agreement.

The Amended and Restated Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. At July 31, 2004, we were in compliance with these covenants. The terms of the Amended and Restated Senior Secured Credit Agreement also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the non-United States borrowers and any intercompany notes payable to them.

8 7/8 % Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875%. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of July 31, 2004, there was a total of $250.8 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk.

The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2004, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate the facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of July 31, 2004, there was a total of $89.0 million outstanding under the trade accounts receivable credit facility.

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

Contractual Obligations

As of July 31, 2004, we had the following contractual obligations (Dollars in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$602	$—	$24	$89	$489
Short-term borrowings	15	15	—	—	—
Non-cancelable operating leases	53	4	23	13	13

Total contractual cash obligations	$670	$19	$47	$102	$502

Stock Repurchase Program

In February 1999, our Board of Directors authorized a one million-share stock repurchase program. During the first three quarters of 2004, we repurchased 814 shares of Class B Common Stock and 0 shares of Class A Common Stock. No shares of Class B Common Stock were purchased during the third quarter of 2004. As of July 31, 2004, we had repurchased 713,680 shares, including 435,476 shares of Class A Common Stock and 278,204 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through July 31, 2004 was $20.5 million.

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

Forward-Looking Statements; Certain Factors Affecting Future Results

All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that could cause a difference include, but are not limited to: general economic and business conditions, including a prolonged or substantial economic downturn; changing trends and demands in the industries in which we compete, including industry over-capacity; industry competition; the continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products; political instability in those foreign countries where we manufacture and sell our products; foreign currency fluctuations and devaluations; availability and costs of raw materials for the manufacture of our products, particularly steel and resin, and price fluctuations in energy costs; costs associated with litigation or claims against us pertaining to environmental, safety and health, product liability and other matters; work stoppages and other labor relations matters; property loss resulting from wars, acts of terrorism, or natural disasters; the frequency and volume of sales of our timber and timberland; and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2003. We assume no obligation to update any forward-looking statements.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)	Exhibits

Exhibit No.	Description of Exhibit
3.F	Amendment to Amended and Restated By-Laws of Greif Bros. Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

(b.)	Reports on Form 8-K.

No events occurred requiring a Form 8-K to be filed during the third quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: September 7, 2004	/s/ Donald S. Huml
Donald S. Huml, Chief Financial
Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.F	Amendment to Amended and Restated By-Laws of Greif Bros. Corporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code