Form 10-K
period 2004-10-31
GREIF INC
filed 2005-01-11
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Non-voting common equity (Class A Common Stock) - $353,170,072

Voting common equity (Class B Common Stock) - $193,576,674

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2004 was as follows:

Class A Common Stock - 11,157,194

Class B Common Stock - 11,661,189

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 28, 2005 (the “2005 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2005 Proxy Statement will be filed within 120 days of October 31, 2004.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included in this Form 10-K of Greif, Inc. and subsidiaries (the “Company”) or incorporated herein, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company’s actual results to differ materially from those projected, see “Forward-Looking Statements; Certain Factors Affecting Future Results” in Item 7 of this Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    BUSINESS

(a) General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 40 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services. The Company also produces containerboard and corrugated products for niche markets in the United States and Canada. The Company sells timber to third parties from its timberland in the southeastern United States that it manages to maximize long-term value. The Company also owns timberland in Canada that it does not actively manage. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

The Company’s history goes back to 1877 when its predecessor manufactured wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. The Company was incorporated as a Delaware corporation in 1926.

Significant Transactions Discussed in this Form 10-K

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares. On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, the Company now owns 100 percent of CorrChoice, Inc. compared to its 63.24 percent interest when the joint venture was formed on November 1, 1998.

CorrChoice manufactures corrugated sheets at seven locations in Georgia, Kentucky, Michigan, North Carolina and Ohio.

Van Leer Industrial Packaging Acquisition. In March 2001, the Company acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a United States company, and American Flange & Manufacturing Co., Inc., a United States company, which are collectively referred to as “Van Leer Industrial Packaging.” Van Leer Industrial Packaging was a worldwide provider of industrial packaging and components, including steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles. In connection with the Van Leer Industrial Packaging acquisition, the Company acquired a 25 percent interest in Socer-Embalagens, Lda. (which was sold during the third quarter of 2004) and a 40.06 percent interest in Balmer Lawrie-Van Leer. Socer-Embalagens, Lda. reconditioned used drums at its facility in Portugal and resold them to customers. Balmer Lawrie-Van Leer manufactures closure systems for industrial packaging products and plastic drums at its two facilities in India.

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

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. As of October 31, 2004, the Company owned approximately 280,000 acres of timberland in the southeastern United States and approximately 38,000 acres of timberland in Canada.

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

In the industrial packaging industry, the Company competes by offering a comprehensive line of products on a global basis. In the paper and paper packaging industry, the Company competes by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years the Company has closed higher cost facilities and otherwise restructured its operations, which it believes has significantly improved its cost competitiveness.

Environmental Matters; Governmental Regulations

The Company’s operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, the Company is subject to periodic environmental inspections and monitoring by governmental enforcement authorities. In addition, certain of the Company’s production facilities require environmental permits that are subject to revocation, modification and renewal.

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2004.

The Company does not believe that compliance with federal, state, local and international provisions,

which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2005.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2004, 2003 and 2002, and the Company’s reserves for environmental liabilities at October 31, 2004.

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

Employees

As of October 31, 2004, the Company had approximately 9,400 employees. A significant number of the Company’s employees are represented by unions. The Company believes that its employee relations are generally good.

(d) Financial Information about Geographic Areas

The Company’s operations are located in North America, Europe and various other regions throughout the world. Information related to each of these areas is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

(e) Available Information

The Company maintains an Internet Web site at www.greif.com. The Company files reports with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, on or through this Internet Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably possible after the Company electronically files such material with, or furnishes it to, the SEC.

Any of the materials the Company files with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

(f) Other Matters

The Company’s common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Michael J. Gasser, the Company’s Chief Executive Officer, has timely certified to the NYSE that, as of the date of that certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, Mr. Gasser and Donald S. Huml, the Company’s Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of the Company’s public disclosures. See Exhibits 31.1 and 31.2 to this Form 10-K.

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

Location	Products or Use	Owned	Leased
INDUSTRIAL PACKAGING & SERVICES:
Argentina	Steel and plastic drums, water bottles and distribution center	3	—
Australia	Steel and plastic drums, closures, distribution centers and general office	4	2
Belgium	Steel and plastic drums, water bottles and coordination center	1	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	1
Canada	Fibre, steel and plastic drums and wooden pallets	9	—
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums	1	1
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	1
France	Fibre, steel and plastic drums, water bottles, intermediate bulk containers, closures and distribution center	2	4
Germany	Fibre, steel and plastic drums and distribution center	3	2
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
India	Plastic drums and closures	1	1
Italy	Steel and plastic drums and distribution center	1	2
Jamaica	Distribution center	—	1
Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	1	1
Mexico	Fibre, steel and plastic drums and distribution center	2	—
Morocco	Steel and plastic drums and plastic bottles	—	1

Location	Products or Use	Owned	Leased
Mozambique	Steel drums and plastic bottles	—	1
Netherlands	Fibre and steel drums, closures, research center and general office	3	2
New Zealand	Intermediate bulk containers	—	2
Nigeria	Steel and plastic drums	—	3
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums and water bottles	4	1
Singapore	Steel drums and distribution center	—	2
South Africa	Steel and plastic drums, closures and distribution center	5	—
Spain	Steel drums and distribution center	1	—
Sweden	Fibre and steel drums and distribution center	2	1
Turkey	Steel drums	1	—
Ukraine	Distribution center	—	1
United Kingdom	Fibre, steel and plastic drums, water bottles and distribution center	5	2
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles and distribution centers	23	17
Uruguay	Steel drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Zimbabwe	Steel and plastic drums	1	—
PAPER, PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags and distribution center	24	9
TIMBER:
United States	General offices	3	—
CORPORATE:
United States	Principal and general office	2	—

The Company also owns a substantial number of scattered timber tracts comprising approximately 280,000 acres in the states of Alabama, Arkansas, Florida, Louisiana and Mississippi and approximately 38,000 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2004.

A first lien on a significant number of the Company’s United States locations secures payment of the Company’s obligations under its Senior Secured Credit Agreement (see “Borrowing Arrangements” in Item 7 of this Form 10-K).

ITEM 3.    LEGAL PROCEEDINGS

The Company has no pending material legal proceedings.

From time to time, various legal proceedings arise at the country, state or local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a “de minimis” participant and, as such, has not been subject, in any instance, to sanctions of $100,000 or more.

In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Company

The following information relates to executive officers of the Company (elected annually):

Name	Age	Positions and offices	Year first became executive officer
Michael J. Gasser	53	Chairman of the Board of Directors and Chief Executive Officer	1988
William B. Sparks, Jr.	63	Director, President and Chief Operating Officer	1995
Donald S. Huml	58	Chief Financial Officer	2002
John S. Lilak	57	Executive Vice President and President of Soterra LLC (subsidiary company)	1999
Ronald L. Brown	57	Senior Vice President, Global Sourcing and Supply Chain	2004
David B. Fischer	42	Senior Vice President and Divisional President of Industrial Packaging & Services, Americas	2004
Gary R. Martz	46	Senior Vice President, General Counsel and Secretary	2002
Michael C. Patton	43	Senior Vice President, Transformation Worldwide	2004
Michael L. Roane	49	Senior Vice President, Human Resources and Communications	1998
John K. Dieker	41	Vice President and Corporate Controller	1996
Robert A. Young	50	Vice President, Taxes	2002
Robert S. Zimmerman	33	Vice President and Treasurer	2001
Sharon R. Maxwell	55	Assistant Secretary	1997

Except as indicated below, each person has served in his or her present capacity for at least five years.

Donald S. Huml was elected Chief Financial Officer in 2002. Prior to that time, and for more than five years, he served as Senior Vice President, Finance, and Chief Financial Officer of Snap-On Incorporated, a global developer, manufacturer and marketer of tools and equipment.

Ronald L. Brown was elected Senior Vice President, Global Sourcing and Supply Chain in 2004. From 2001 to 2004, Mr. Brown served as Vice President, Industrial Packaging & Services, North America. Prior to that time and since 1997, he served as Vice President Sales and Marketing for the Industrial Packaging & Services segment.

David B. Fischer was elected Senior Vice President and Divisional President of Industrial Packaging & Services, Americas in 2004. Prior to that time, and for more than five years, Mr. Fischer worked for The Dow Chemical Company, a global science and technology-based company, most recently serving as Business Vice President for the polyurethane business.

Gary R. Martz was elected Senior Vice President, General Counsel and Secretary in 2002. Prior to that time, and for more than five years, he served as a partner in the law firm of Baker & Hostetler LLP.

Michael C. Patton was elected Senior Vice President, Transformation Worldwide in 2004. Earlier in 2004, Mr. Patton had been appointed to Vice President and General Manager, Midwest (North America). From 2002 to 2004, Mr. Patton served as Vice President, Steel (North America) and from 2000 to 2002 he served as Vice President and General Manager, Multiwall.

Robert A. Young was elected Vice President, Taxes, in 2002. From 1999 to 2001, Mr. Young served as the Director of Taxes.

Robert S. Zimmerman was elected Vice President and Treasurer in 2003. From 2001 to 2003, Mr. Zimmerman served as the Company’s Assistant Treasurer. Prior to that time and since 1999, he served as Treasury Manager of Mettler-Toledo International, Inc., a global provider of precision instruments and services for professional use.

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

The Company pays quarterly dividends of varying amounts computed on the basis described in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last two fiscal years are as follows:

2004 fiscal year dividends per share:

Class A Common Stock – $0.60

Class B Common Stock – $0.89

2003 fiscal year dividends per share:

Class A Common Stock – $0.56

Class B Common Stock – $0.83

The terms of both the Company’s Senior Secured Credit Agreement and the Indenture for the Company’s 8 7/8 percent Senior Subordinated Notes limit the ability of the Company to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The payments of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of those agreements and are limited in amount by a formula based on the consolidated net income of the Company. Under the Senior Secured Credit Agreement, the dividends and other restricted payments may not exceed $25 million during any fiscal year. See “Borrowing Arrangements” in Item 7 of the Form 10-K.

In February 1999, the Company’s Board of Directors authorized a stock repurchase program which permits the Company to purchase up to one million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. The maximum number of shares that may yet be purchased is 235,320, which may be any combination of Class A Common Stock or Class B Common Stock.

The following table sets forth the Company’s purchases of its Class A Common Stock during the fourth quarter of 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
August	—	$—	—	286,320
September	21,600	$41.84	21,600	264,720
October	29,400	$42.86	29,400	235,320

Total	51,000	$42.43	51,000

There were no purchases of Class B Common Stock during the fourth quarter of 2004.

ITEM 6.    SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts):

As of and for the years ended October 31,	2004	2003	2002	2001	2000
Net sales	$2,209,282	$1,916,441	$1,632,767	$1,456,000	$963,956
Net income	$47,769	$9,496	$30,979	$88,774	$75,794
Total assets	$1,813,238	$1,816,259	$1,758,295	$1,771,188	$939,331
Long-term debt, including current portion of long-term debt	$457,415	$646,067	$632,982	$697,514	$235,000
Dividends per share:
Class A Common Stock	$0.60	$0.56	$0.56	$0.54	$0.52
Class B Common Stock	$0.89	$0.83	$0.83	$0.80	$0.77
Basic earnings per share:
Class A Common Stock	$1.69	$0.34	$1.10	$3.14	$2.68
Class B Common Stock	$2.53	$0.50	$1.64	$4.70	$4.01
Diluted earnings per share:
Class A Common Stock	$1.66	$0.34	$1.10	$3.14	$2.67
Class B Common Stock	$2.53	$0.50	$1.64	$4.70	$4.01

CorrChoice, Inc., which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders on September 30, 2003. As a result of this transaction, the results of CorrChoice were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statements of Income for 2004 and 2003. In 2003, the Company recorded a minority interest deduction through September 30, 2003. In 2002, 2001 and 2000, the Company recorded a 63.24 percent equity interest in the net income of CorrChoice, Inc.

Van Leer Industrial Packaging was acquired on March 2, 2001. Accordingly, the Van Leer Industrial Packaging operating results and assets have been included since that date. The increase in long-term debt in 2001 is a result of this acquisition.

The results of operations include the effects of pretax restructuring charges of $54.1 million, $60.7 million, $2.8 million and $11.5 million for 2004, 2003, 2002 and 2001, respectively, and a $10.3 million pretax debt extinguishment charge in 2002.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this Form 10-K. The terms “Greif,” “our company,” “we,” “us,” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2004, 2003 or 2002, or to any quarter of those years, relate to the fiscal year ending in that year.

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

As of October 31, 2004, we owned approximately 280,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 38,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Significant Transaction

On September 30, 2003, CorrChoice, Inc., which had been a Greif joint venture, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, we now own 100 percent of CorrChoice, Inc. compared to our 63.24 percent interest when the joint venture was formed on November 1, 1998. CorrChoice’s results were fully consolidated, net of intercompany eliminations, in our Consolidated Statement of Income for 2003, with a minority interest deduction through September 30, 2003. CorrChoice’s results were previously accounted for under the equity method because we lacked effective control.

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

Allowance for Accounts Receivable.    We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (e.g., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could change by a material amount.

Inventory Reserves.    Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required.

Net Assets Held for Sale.    Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent buy offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Properties, Plants and Equipment.    Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 280,000 acres at October 31, 2004, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberlands, which consisted of approximately 38,000 acres at October 31, 2004, did not have any depletion expense since they are not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Restructuring Reserves.    Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Pension and Postretirement Benefits.    Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Notes 12 and 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The results would be different using other assumptions.

Income Taxes.    Our effective tax rate, taxes payable and the tax bases of our assets and liabilities reflect current tax rates in our domestic and foreign tax jurisdictions and our best estimate of the ultimate outcome of ongoing and potential future tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

Environmental Cleanup Costs.    We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Environmental expenses were $0.6 million, $0.3 million and $0.4 million in 2004, 2003 and 2002, respectively, and environmental cash expenditures were $0.7 million, $0.6 million and none in 2004, 2003 and 2002, respectively. Our reserves for environmental liabilities at October 31, 2004 amounted to $9.5 million, which included a reserve of $4.7 million related to our facility in Lier, Belgium and $4.8 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.8 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2004. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Contingencies.    Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. We are continually consulting legal counsel and evaluating requirements to reserve for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Based on the facts currently available, we believe the disposition of matters that are pending will not have a material effect on the consolidated financial statements.

Goodwill, Other Intangible Assets and Other Long-Lived Assets.    Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of two to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other Items.    Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in this Item 7 under “Forward-Looking Statements; Certain Factors Affecting Future Results” below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors. Our year-to-year comparisons have been affected by CorrChoice, Inc.’s redemption of the outstanding shares of its minority shareholders during 2003, which allowed us to consolidate CorrChoice’s operations for all of 2004 and 2003, but not for 2002.

The non-GAAP financial measure of operating profit before restructuring charges and timberland gains is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains is not applicable). Operating profit before restructuring charges and timberland gains is equal to GAAP operating profit plus restructuring charges less timberland gains. We use operating profit before restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance than the corresponding GAAP measure in that this measure excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments for 2004, 2003 and 2002 (Dollars in thousands):

For the years ended October 31,	2004	2003	2002
Net Sales
Industrial Packaging & Services	$1,620,790	$1,384,243	$1,268,013
Paper, Packaging & Services	568,136	503,731	324,009
Timber	20,356	28,467	40,745

Total net sales	$2,209,282	$1,916,441	$1,632,767

Operating Profit
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$111,949	$69,817	$41,243
Paper, Packaging & Services	29,473	30,411	20,593
Timber	13,888	20,294	30,023

Total operating profit before restructuring charges and timberland gains	155,310	120,522	91,859

Restructuring charges:
Industrial Packaging & Services	44,975	47,924	2,322
Paper, Packaging & Services	8,936	12,469	446
Timber	207	350	56

Total restructuring charges	54,118	60,743	2,824

Timberland gains:
Timber	7,514	5,577	12,122

Total operating profit	$108,706	$65,356	$101,157

Fiscal Year 2004 Compared to Fiscal Year 2003

Overview

Net sales rose 15 percent to a record $2.2 billion in 2004 from $1.9 billion in 2003. The $293 million increase in net sales was attributable to the Industrial Packaging & Services segment ($237 million increase) and the Paper, Packaging & Services segment ($64 million increase), and was partially offset by the Timber segment ($8 million decrease). The 2004 net sales for Industrial Packaging & Services benefited from the positive impact of foreign currency translation ($103 million) compared to 2003.

GAAP operating profit was $108.7 million and $65.4 million for 2004 and 2003, respectively.

Operating profit, before restructuring charges of $54.1 million and timberland gains of $7.5 million, was $155.3 million for 2004 as compared to operating profit, before restructuring charges of $60.7 million and timberland gains of $5.6 million, of $120.5 million for 2003. The $34.8 million increase in operating profit, before restructuring charges and timberland gains, was attributable to the Industrial Packaging & Services segment ($42.1 million increase) and was partially offset by the Paper, Packaging & Services segment ($0.9 million decrease) and the Timber segment ($6.4 million decrease). The restructuring charges were attributable to the execution of our transformation initiatives that were initiated in March 2003.

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. In 2004, the key drivers of profitability in our Industrial Packaging & Services segment were:

•	higher selling prices;
•	higher volumes for steel and plastic drums;
•	benefits from transformation initiatives;
•	higher raw material costs, especially steel;
•	restructuring charges; and
•	foreign currency translation.

Net sales increased $237 million, or 17 percent, in 2004 as compared to 2003. This change was due to an increase of $125 million in net sales in Europe, $45 million in North America and the remainder in other parts of the world. Excluding the impact of foreign currency translation, net sales increased 10 percent over the prior year. Selling prices rose primarily in response to higher raw material costs, especially steel, and accounted for about five percent of this increase. The rest of the increase was primarily due to higher sales volumes for steel and plastic drums.

GAAP operating profit was $67.0 million for 2004 compared with $21.9 million for 2003. Both years were affected by significant restructuring charges.

Operating profit, before restructuring charges of $45.0 million, was $111.9 million for 2004 as compared to operating profit, before restructuring charges of $47.9 million, of $69.8 million for 2003. The primary reasons for this increase relate to an improvement in sales, a slight increase in gross profit margin and lower selling, general and administrative (“SG&A”) expenses. The gross profit margin benefited from labor and other manufacturing efficiencies caused by the transformation initiatives, partially offset by higher raw material costs than in the prior year. SG&A expenses were lower than the prior year primarily due to a full year of benefits realized from our transformation initiatives.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. In 2004, the key drivers of profitability in our Paper, Packaging & Services segment were:

•	generally higher sales volumes;
•	higher raw material costs, especially old corrugated containers (“OCC”);
•	higher energy costs; and
•	restructuring charges.

Net sales increased $64 million, or 13 percent, in 2004 as compared to 2003. This increase in net sales was primarily due to improved sales volumes for this segment’s products, partially offset by slightly lower average selling prices. Net sales for the fourth quarter of 2004, which were higher than both the third quarter of 2004 and the fourth quarter of 2003, primarily benefited from improved pricing levels for containerboard coupled with some volume improvements.

GAAP operating profit was $20.5 million for 2004 compared with $17.9 million for 2003. Both years were affected by restructuring charges.

Operating profit, before restructuring charges of $8.9 million, was $29.5 million for 2004 as compared to operating profit, before restructuring charges of $12.5 million, of $30.4 million for 2003. Operating profit before restructuring charges decreased due to a decline in gross profit margin resulting from higher raw material costs, particularly OCC, and higher energy costs in the containerboard operations, partially offset by improved sales volumes and lower SG&A expenses in 2004 as compared with last year.

Timber

In the Timber segment, we own approximately 280,000 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 38,000 acres in Canada. In 2004, the key drivers of profitability in our Timber segment were:

•	lower planned timber sales; and
•	higher gain on sale of timberland.

Net sales decreased $8 million, or 28 percent, for 2004 as compared to 2003. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The current period timber sales were in line with our expectations.

GAAP operating profit was $21.2 million for 2004 compared with $25.5 million for 2003.

Operating profit, before restructuring charges of $0.2 million and timberland gains of $7.5 million, was $13.9 million for 2004 as compared to operating profit, before restructuring charges of $0.4 million and timberland gains of $5.6 million, of $20.3 million for 2003. The decrease in operating profit before restructuring charges and timberland gains was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower commissions on timber sales, partially offset by higher depletion expense.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, increased to 83.1 percent in 2004 from 82.0 percent in 2003. Cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material (steel and OCC) costs that caused a 340 basis point increase over the prior year. Lower Timber segment sales, which have a lower cost than our other products, and higher energy costs also caused our cost of products sold, as a percentage of net sales, to increase. These negative factors to our cost of products sold were partially mitigated by improved selling prices and efficiencies in labor and other manufacturing costs resulting from the ongoing transformation initiatives.

Selling, General and Administrative Expenses

SG&A expenses decreased to $218.8 million (9.9 percent of net sales) in 2004 as compared to $228.1 million (11.9 percent of net sales) in 2003. The decline in SG&A expenses was primarily attributable to the implementation of the transformation initiatives (approximately $30 million), partially offset by the negative impact of foreign currency translation ($9.4 million) and the rising cost of employee benefits.

Restructuring Charges

Our transformation initiatives, which began in 2003, continue to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. The focus during 2003 was primarily on SG&A optimization, which has resulted in $60 million of annual cost savings realized in 2004 and thereafter.

In 2004, the focus was on becoming an even leaner, more market-focused/performance-driven company. This final phase of the transformation is expected to deliver additional annualized benefits of approximately $50 million, with about $15 million of those savings realized in 2004 and the full $50 million in 2005 and beyond. The opportunities include, but are not limited to, improved labor productivity, material yield and other manufacturing efficiencies, coupled with further plant consolidations. In addition, we launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

As part of the transformation initiatives, we sold or closed five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) in 2004. All of the plants were located in North America. In addition, corporate and administrative staff reductions continue to be made throughout the world. As a result of the transformation initiatives, during 2004, we recorded restructuring charges of $54.1 million, consisting of $17.0 million in employee separation costs, $4.8 million in asset impairments, $19.7 million in professional fees directly related to the transformation initiatives and $12.6 million in other costs. An additional $15 million to $20 million in restructuring charges related to transformation activities already begun are expected to be incurred in 2005.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,289 of which have been terminated as of October 31, 2004. Upon completion of the transformation initiatives, we believe that annual contributions to earnings from these actions will be approximately $110 million.

See Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland increased $1.9 million in 2004 as compared to 2003. These gains are the result of strategic sales of timberland and are volatile from period to period.

Interest Expense, Net

Interest expense, net decreased to $45.3 million in 2004 as compared to $52.8 million during 2003. The decrease was due to lower average month-end debt outstanding of $631.7 million during 2004 as compared to $659.1 million during 2003 and lower interest rates, which were caused by a change in mix on our debt in 2004 versus 2003. A $1.2 million charge related to the termination of two interest rate swap agreements that resulted from declining debt levels during the fourth quarter of 2004 partially offset this decrease.

Other Income, Net

Other income, net decreased to $0.3 million in 2004 as compared to $1.3 million in 2003 due to certain infrequent items recorded in 2003.

Income Tax Expense

During 2004, the effective tax rate was 24.5 percent as compared to 30.8 percent in 2003 resulting primarily from an increase in the relative percentage of income outside the United States. In future years, the effective tax rate will continue to fluctuate based on the mix of income inside and outside the United States and other factors.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.4 million for 2004 as compared to a negative $4.9 million for 2003. Last year, the expense primarily related to the elimination of the minority interest of CorrChoice, Inc. (36.76 percent) through September 30, 2003, partially offset by equity in earnings of Socer-Embalagens, Lda. (sold during the third quarter of 2004) and Balmer Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense in comparable amounts in 2004 and 2003.

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

Net Income

Based on the foregoing, net income increased $38.3 million to $47.8 million for 2004 from $9.5 million in 2003.

Fiscal Year 2003 Compared to Fiscal Year 2002

Overview

Net sales increased to $1.9 billion in 2003 from $1.6 billion in 2002. The $284 million, or 17 percent, increase in net sales was attributable to the Industrial Packaging & Services segment ($116 million increase) and the Paper, Packaging & Services segment ($180 million increase), and was partially offset by the Timber segment ($12 million decrease). The 2003 net sales benefited from the inclusion of CorrChoice’s net sales for the entire year ($206 million) and the positive impact of foreign currency translation ($68 million) compared to 2002.

GAAP operating profit was $65.4 million and $101.2 million for 2003 and 2002, respectively.

Operating profit, before restructuring charges of $60.7 million and timberland gains of $5.6 million, was $120.5 million for 2003 as compared to operating profit, before restructuring charges of $2.8 million and timberland gains of $12.1 million, of $91.9 million for 2002. The $28.7 million increase in operating profit before restructuring charges and timberland gains was attributable to the Industrial Packaging & Services segment ($28.6 million increase) and the Paper, Packaging & Services segment ($9.8 million increase), and was partially offset by the Timber segment ($9.7 million decrease). The 2003 operating profit before restructuring charges and timberland gains benefited from the inclusion of CorrChoice’s results for the entire year. The 2003 restructuring charges were attributable to the execution of our transformation initiatives that were initiated in March 2003.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment had an increase in net sales of $116 million, or nine percent, in 2003 as compared to 2002. This change was due to an increase of $129 million in net sales outside of North America (including $101 million in Europe), partially offset by a decrease of $13 million in North America. Increased pricing for this segment’s products in response to higher raw material costs, especially for steel and resin, contributed to the increase in net sales. Net sales outside of North America also benefited from an improvement in sales volumes and currency exchange rates in Europe. The decrease in North American sales was primarily due to lower sales volumes in steel and fibre drums resulting from decreased demand in the markets served.

GAAP operating profit was $21.9 million for 2003 compared with $38.9 million for 2002.

Operating profit, before restructuring charges of $47.9 million, was $69.8 million for 2003 as compared to operating profit, before restructuring charges of $2.3 million, of $41.2 million for 2002. The primary reasons for this increase relate to an improvement in sales and lower SG&A expenses, partially offset by a decline in the gross profit margin. SG&A expenses were lower than the prior year primarily due to realized benefits from our transformation initiatives and lower amortization expense resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” The decline in gross profit margin resulted from higher raw material costs, as a percentage of net sales, partially offset by improved manufacturing efficiencies.

Paper, Packaging & Services

The Paper, Packaging & Services segment had an increase in net sales of $180 million, or 55 percent, in 2003 as compared to 2002. This increase in net sales was primarily due to the inclusion of CorrChoice’s net sales for the entire year ($206 million), partially offset by lower sales volumes, lower average selling prices for containerboard of approximately five percent, and the elimination of sales from our containerboard operations to CorrChoice in 2003.

GAAP operating profit was $17.9 million for 2003 compared with $20.1 million for 2002.

Operating profit, before restructuring charges of $12.5 million, was $30.4 million for 2003 as compared to operating profit, before restructuring charges of $0.5 million, of $20.6 million for 2002. Operating profit before restructuring charges increased due to the inclusion of CorrChoice for the entire year and a reduction in SG&A expenses, on a comparable structure basis, largely due to realized benefits from our transformation initiatives. The decline in gross profit margin for this segment resulted from lower sales volumes, without a corresponding reduction in fixed costs, in our containerboard operations.

Timber

The Timber segment had a decrease in net sales of $12 million, or 30 percent, for 2003 as compared to 2002. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The 2003 timber sales were in line with our expectations.

GAAP operating profit was $25.5 million for 2003 compared with $42.1 million for 2002.

Operating profit, before restructuring charges of $0.4 million and timberland gains of $5.6 million, was $20.3 million for 2003 as compared to operating profit, before restructuring charges of $0.1 million and timberland gains of $12.1 million, of $30.0 million for 2002. The decrease in operating profit before restructuring charges and timberland gains was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower depletion and SG&A expenses.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, increased to 82.0 percent in 2003 from 79.4 percent in 2002. Cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material (steel and resin) and energy costs, partially offset by lower manufacturing expenses. Lower selling prices and volume levels, without a corresponding reduction in fixed costs, in the containerboard operations of the Paper, Packaging & Services segment and lower Timber segment sales, which have a low cost associated with them, also had a negative impact on our gross margin.

Selling, General and Administrative Expenses

SG&A expenses decreased to $228.1 million (11.9 percent of net sales) in 2003 as compared to $250.8 million (15.4 percent of net sales) in 2002. The decline in SG&A expenses was primarily attributable to the implementation of our transformation initiatives (approximately $30 million) and the elimination of amortization expense related to goodwill and indefinite-lived intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” ($11.2 million). These reductions were partially offset by the inclusion of SG&A expenses for CorrChoice ($13.9 million) and the negative impact of foreign currency translation ($8.6 million).

Restructuring Charges

On March 4, 2003, we initiated transformation initiatives, which were expected to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. As part of the transformation initiatives, we closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment) in 2003. Six of the plants were located in North America and one was located in Australia. In addition, corporate and administrative staff reductions were made throughout the world. As a result of the transformation initiatives, during 2003, we recorded restructuring charges of $60.7 million, consisting of $34.7 million in employee separation costs, $10.2 million in asset impairments, $8.0 million in professional fees directly related to the transformation initiatives and $7.8 million in other costs.

See Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland decreased $6.5 million in 2003 as compared to 2002 primarily as a result of the sale of a large tract of land in Virginia in 2002 at a gain of $4.5 million.

Interest Expense, Net

Interest expense, net decreased to $52.8 million during 2003 as compared to $56.0 million in 2002. The decrease was due to lower month-end average debt outstanding of $659.1 million during 2003 as compared to $683.5 million during 2002 and the inclusion of CorrChoice’s interest income ($1.6 million) in 2003, partially offset by higher interest rates, which were caused by a change in mix, on our debt in 2003 versus 2002.

Debt Extinguishment Charge

During 2002, we recorded a debt extinguishment charge of $10.3 million related to the extinguishment of indebtedness outstanding under the then existing $900 million Senior Secured Credit Agreement.

Other Income, Net

Other income, net increased $0.2 million in 2003 as compared to 2002 due to higher miscellaneous income, which includes rental income recorded by CorrChoice for 2003.

Income Tax Expense

During 2003, the effective tax rate was 30.8 percent as compared to 36.0 percent in 2002 resulting from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $4.9 million for 2003 as compared to a positive $8.0 million in 2002. In 2003, the expense primarily relates to the elimination of the minority interest of CorrChoice, Inc. (36.76 percent) through September 30, 2003, partially offset by equity in earnings of Socer-Embalagens, Lda. and Balmer Lawrie-Van Leer. In 2002, equity income was recorded for our ownership percentage of CorrChoice, Inc. (63.24 percent), which was accounted for under the equity method, and a portion of the year for Abzac-Greif, which was sold during 2002. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense in comparable amounts in 2003 and 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility and sale of certain of our European accounts receivable, and borrowings under our Senior Secured Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases, acquisitions and debt repayment. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility and sale of certain of our European accounts receivable, and borrowings under our Senior Secured Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2004, 2003 and 2002, we invested $53.0 million, excluding $9.8 million for timberland properties, $61.1 million, excluding $4.2 million for timberland properties, and $45.7 million, excluding $11.8 million for timberland properties, in capital expenditures, respectively. In addition, we paid $16.5 million in 2003 for the acquisition of companies, net of cash acquired, which primarily related to CorrChoice, Inc.’s redemption of its minority shareholders’ outstanding shares. See Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

We anticipate future capital expenditures of approximately $75 million through October 31, 2005. These expenditures are primarily to replace and improve equipment.

Balance Sheet Changes

The $12.8 million increase in trade accounts receivable was primarily due to the 19 percent higher fourth quarter net sales in 2004 versus 2003 and the impact of foreign currency translation, partially offset by a lower accounts receivable balance resulting from our improved collection efforts and the sale of certain European accounts receivable as discussed below.

The $24.3 increase in inventories was primarily due to higher raw material costs, especially steel and OCC, coupled with the impact of foreign currency translation. These increases were partially mitigated by our efforts to reduce inventory levels.

Goodwill decreased $14.5 million principally due to the recognition of cash surrender value of reinsurance contracts that are used to fund pension payments in Europe and for the subsequent realization of unrecognized net operating loss carryforwards. Both of these adjustments, which totaled $12.4 million, related to the Van Leer Industrial Packaging acquisition.

The $17.1 million increase in other long-term assets includes the comparable amount recorded for cash surrender value of reinsurance contracts that affected goodwill.

Properties, plants and equipment, net, decreased $31.7 million primarily due to current year depreciation expense ($93.2 million) and depletion expense ($2.6 million), partially offset by the 2004 capital expenditures and the impact of foreign currency translation.

The $122.9 million increase in accounts payable was due mostly to the extension of our payment terms, which was driven by our transformation initiatives during 2004, higher raw material costs, especially steel, containerboard and OCC, and the impact of foreign currency translation.

Long-term debt has declined due to strong cash flows from operating activities, which benefited from the improvements in working capital from the transformation initiatives, and proceeds of $39.0 million received from the sale of certain accounts receivable in Europe (see discussion below and Note 3 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K).

Pension liability increased $22.3 million primarily due to an increase in our minimum pension liability.

The $9.9 million decrease in other long-term liabilities primarily related to the termination of two interest rate swap agreements that resulted from declining debt levels in the fourth quarter of 2004.

Borrowing Arrangements

Senior Secured Credit Agreement

On August 23, 2002, we and certain of our international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders (the “Senior Secured Credit Agreement”). The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $230 million. On February 11, 2004, we amended our term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million, and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2004, $71.3 million and $10.1 million were outstanding under the term loan and revolving multicurrency credit facility, respectively.

The Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents plus aggregate cash proceeds received from an unrelated third party from a financing pursuant to a permitted receivables transaction to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, extraordinary gains and losses, deferred financing gains and losses in connection with the early extinguishment of indebtedness, equity in earnings of affiliates and minority interests and non-recurring items for the last twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) plus capital expenditures (excluding timberland purchases), capitalized interest, scheduled principal payments and cash tax expense less taxes paid on asset sales over the last twelve months to be less than 1.2 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the last twelve months to be less than 3 to 1. The minimum net worth covenant requires that we will not permit our consolidated net worth (calculated by excluding net gains resulting from asset sales (other than sales of timber assets)) at the end of any quarter to be less than (a) $500 million plus (b) 50 percent of the sum of positive consolidated net income for each quarter beginning with the first quarter after the original closing date (March 2001) plus (c) 100 percent of the net cash proceeds received after the original closing date for each issuance of equity interests. At October 31, 2004, we were in compliance with these covenants. For more information on the actual covenant calculations, see the Amended and Restated Senior Secured Credit Agreement filed on Form 8-K dated August 28, 2002. The terms of the Senior Secured Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the international borrowers and any intercompany notes payable to them.

8 7/8 percent Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of October 31, 2004, there was a total of $254.0 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2004, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of our trade accounts receivable in the United States. The facility is secured by certain of our trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of October 31, 2004, there was a total of $103.9 million outstanding under the trade accounts receivable credit facility.

The trade accounts receivable credit facility provides that in the event we breach any of our financial covenants under the Senior Secured Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then we must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Sale of European Accounts Receivable

To further reduce borrowing costs, we entered into an arrangement to sell on a regular basis up to €55 million

($70 million at October 31, 2004) of certain outstanding accounts receivable of our European subsidiaries to a major international bank. As part of this arrangement, we received proceeds of $39.0 million from the sale of such accounts receivable in the fourth quarter of 2004. We will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Under the same arrangement, we received an additional $15.4 million in proceeds from the sale of other European accounts receivable. However, due to certain circumstances with respect to specific laws regulating the transfer of assets in the country where those accounts receivables originated, the balances for those receivables continue to be recorded on the Consolidated Balance Sheet in accounts receivable and long-term debt at October 31, 2004.

Contractual Obligations

As of October 31, 2004, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$457	$—	$10	$190	$257
Short-term borrowings	12	12	—	—	—
Non-cancelable operating leases	69	17	24	13	15

Total contractual cash obligations	$538	$29	$34	$203	$272

Stock Repurchase Program and Other Share Acquisitions

In February 1999, our Board of Directors authorized a one million share stock repurchase program. During 2004, 2003 and 2002, we repurchased 51,814 shares (including 51,000 shares of Class A Common Stock and 814 shares of Class B Common Stock), 38,456 shares of Class B Common Stock and 80,000 shares (including 20,000 shares of Class A Common Stock and 60,000 shares of Class B Common Stock), respectively, under the stock repurchase program. As of October 31, 2004, we had repurchased 764,680 shares, including 486,476 shares of Class A Common Stock and 278,204 shares of Class B Common Stock. The total cost of the shares repurchased during 1999 through October 31, 2004 was $22.7 million. Future share repurchases will be limited by the terms of our Senior Secured Credit Agreement and the Indenture governing the Senior Subordinated Notes.

Prior to the redemption by CorrChoice, Inc. of the outstanding shares of its minority shareholders, CorrChoice held 62,400 shares of our Class B Common Stock in marketable securities. Due to the consolidation of CorrChoice in 2003, the shares are now included in treasury stock.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2004, 2003 or 2002.

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. We adopted this revised statement effective November 1, 2003, and have provided the additional disclosures required by SFAS No. 132 in Notes 12 and 13 to the Notes to Consolidate Financial Statements in this Form 10-K.

In May 2004, the FASB issued Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date and transition requirements related to the Medicare

Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this Position did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, we may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123. We have not yet decided if we will apply the modified version of retrospective application.

Forward-Looking Statements; Certain Factors Affecting Future Results

Statements contained in this Form 10-K or any other reports or documents prepared by us may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial performance.

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

Currency Exchange and Political Risk.    We have operations in over 40 countries. As a result of our international operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs. Our operating performance is affected by devaluations and fluctuations in foreign currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our international operations conducted in local currencies; and
•	gains or losses from international operations conducted in currencies other than their functional currency.

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability;
•	war, civil disturbance or acts of terrorism;
•	taking of property by nationalization or expropriation without fair compensation;
•	changes in government policies and regulations;
•	imposition of limitations on conversions of foreign currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;
•	hyperinflation in certain countries; and
•	impositions or increase of investment and other restrictions or requirements by international governments.

Competition.    Our business of manufacturing and selling industrial packaging products, containerboard and corrugated products is highly competitive. The most important competitive factors are price, quality and service. Many of our competitors are substantially larger and have significantly greater financial resources.

Change in Industry Demands.    Industry demand for containerboard in the United States has declined in recent years causing competitive pricing pressures in the containerboard market, which has negatively impacted our financial performance. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands, including industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

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

Environmental and Health and Safety Matters; Product Liability Claims.    We must comply with extensive rules and regulations regarding federal, state, local and international environmental matters, such as air and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect our operations. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims which could adversely affect us.

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

Risks Associated with Acquisitions.    During recent years we have invested a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key employees and contracts and the inability to integrate businesses without material disruption. In addition, other companies in our industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

Risks of Property Loss.    We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism or natural disasters, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, results of operations or financial condition.

Timber and Timberland Sales.    We have a significant inventory of standing timber and timberland. The frequency and volume of sales of timber and timberland will have an effect on our financial performance.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Senior Secured Credit Agreement, proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and interest rate swap agreements with an aggregate notional amount of $290 million as of October 31, 2004. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility, the table presents scheduled amortizations of principal and the current weighted average interest rate by contractual maturity dates. For interest rate swaps, the table presents annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest quarterly from the counterparties based on floating rates and pay interest quarterly to the counterparties based on fixed rates. Under the fair value swap agreements, we receive interest semi-annually from the counterparties based on fixed rates and pay interest semi-annually to the counterparties based on floating rates.

The fair values of the existing Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility are based on current rates available to us for debt of the same remaining maturity. The fair value of the interest rate swap agreements has been determined based upon the current market settlement prices of comparable contracts.

FINANCIAL INSTRUMENTS

(Dollars in millions)

	Expected Maturity Date
	2005	2006	2007	2008	2009	After 2009	Total	Fair Value
Senior Secured Credit Agreement:
Scheduled amortizations	$—	$10	$—	$—	$71	$—	$81	$81
Average interest rate(1)	3.50%	3.50%	3.43%	3.43%	3.43%	—	3.50%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—	$254	$254	$278
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$—	$104	$—	$—	$104	$104
Average interest rate(1)	1.80%	1.80%	1.80%	1.80%	—	—	1.80%
Interest rate swaps:
Scheduled amortizations	$—	$80	$—	$60	$—	$150	$290	$(5)
Average pay rate(2)	5.94%	6.01%	6.01%	5.97%	5.97%	5.12%	5.94%
Average receive rate(3)	5.00%	6.08%	6.08%	7.51%	7.51%	1.68%	5.00%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2004. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2004, along with additional agreements where we pay LIBOR plus a margin. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2004, along with additional agreements where we receive a fixed rate of 8.875 percent. The rates presented are not intended to project our expectations for the future.

Based on a sensitivity analysis performed by the counterparties at October 31, 2004, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $6.4 million resulting in a liability of $11.0 million. Conversely, a 100 basis point decrease in interest rates would result in a fair value asset of $1.4 million.

Foreign Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in foreign currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

We have entered into foreign currency forward contracts to hedge certain short-term intercompany loan balances among our international businesses. At October 31, 2004, we had contracts outstanding of $34.0 million. The fair value of these contracts at October 31, 2004 resulted in a loss of $0.2 million. Each of these contracts hedges the exposure of the euro against the fluctuation of various other currencies. A sensitivity analysis to changes in the euro against these other currencies indicates that if the euro uniformly weakened by 10 percent against all of the hedged currency exposures, the fair value of these instruments would decrease by $3.6 million to a net loss of $3.8 million. Conversely, if the euro uniformly strengthened by 10 percent against all of the hedged currency exposures, the fair value of these instruments would increase by $3.0 million to a net gain of $2.8 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2004	2003	2002
Net sales	$2,209,282	$1,916,441	$1,632,767
Cost of products sold	1,836,432	1,570,891	1,296,952

Gross profit	372,850	345,550	335,815
Selling, general and administrative expenses	218,821	228,120	250,756
Restructuring charges	54,118	60,743	2,824
Gain on sale of assets	8,795	8,669	18,922

Operating profit	108,706	65,356	101,157
Interest expense, net	45,264	52,834	55,965
Debt extinguishment charge	—	—	10,300
Other income, net	328	1,293	1,037

Income before income tax expense and equity in earnings of affiliates and minority interests	63,770	13,815	35,929
Income tax expense	15,624	4,255	12,934
Equity in earnings of affiliates and minority interests	(377)	(4,886)	7,984

Income before cumulative effect of change in accounting principle	47,769	4,674	30,979
Cumulative effect of change in accounting principle	—	4,822	—

Net income	$47,769	$9,496	$30,979

Basic earnings per share:
Class A Common Stock (before cumulative effect)	$1.69	$0.17	$1.10
Class A Common Stock (after cumulative effect)	$1.69	$0.34	$1.10
Class B Common Stock (before cumulative effect)	$2.53	$0.24	$1.64
Class B Common Stock (after cumulative effect)	$2.53	$0.50	$1.64
Diluted earnings per share:
Class A Common Stock (before cumulative effect)	$1.66	$0.17	$1.10
Class A Common Stock (after cumulative effect)	$1.66	$0.34	$1.10
Class B Common Stock (before cumulative effect)	$2.53	$0.24	$1.64
Class B Common Stock (after cumulative effect)	$2.53	$0.50	$1.64

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$38,109	$49,767
Trade accounts receivable, less allowance of $11,454 in 2004 and $11,225 in 2003	307,750	294,957
Inventories	191,457	167,157
Deferred tax asset	6,636	10,875
Net assets held for sale	14,753	6,311
Prepaid expenses and other	53,977	54,390

	612,682	583,457

Long-term assets
Goodwill, net of amortization	237,803	252,309
Other intangible assets, net of amortization	27,524	30,654
Other long-term assets	54,547	37,464

	319,874	320,427

Properties, plants and equipment
Timber properties, net of depletion	129,141	119,573
Land	68,349	67,479
Buildings	321,183	320,229
Machinery and equipment	851,800	831,815
Capital projects in progress	37,192	36,522

	1,407,665	1,375,618
Accumulated depreciation	(526,983)	(463,243)

	880,682	912,375

	$1,813,238	$1,816,259

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES CONSOLIDATED BALANCE SHEETS (CONTINUED) (Dollars in thousands) As of October 31,	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$281,265	$158,333
Accrued payroll and employee benefits	49,633	43,126
Restructuring reserves	17,283	15,972
Short-term borrowings	11,621	15,605
Current portion of long-term debt	—	3,000
Other current liabilities	77,416	76,282

	437,218	312,318

Long-term liabilities
Long-term debt, less current portion	457,415	643,067
Deferred tax liability	148,639	159,825
Pension liability	44,036	21,778
Postretirement benefit liability	48,667	48,504
Other long-term liabilities	46,444	56,317

	745,201	929,491

Minority interest	1,725	1,886
Shareholders’ equity
Common stock, without par value	27,382	12,207
Treasury stock, at cost	(65,360)	(64,228)
Retained earnings	711,919	681,043
Accumulated other comprehensive income (loss):
– foreign currency translation	5,655	(15,314)
– interest rate derivatives	(7,097)	(12,938)
– minimum pension liability	(43,405)	(28,206)

	629,094	572,564

	$1,813,238	$1,816,259

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$47,769	$9,496	$30,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	99,894	89,770	97,477
Asset impairments	4,828	10,219	1,383
Deferred income taxes	(12,106)	6,574	9,506
Gain on disposals of properties, plants and equipment, net	(8,795)	(5,043)	(13,387)
Equity in earnings of affiliates, net of dividends received, and minority interests	(398)	(3,029)	(5,687)
Cumulative effect of change in accounting principle	—	(4,822)	—
Increase (decrease) in cash from changes in certain assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	(1,401)	1,325	8,760
Inventories	(15,848)	10,159	(20,957)
Prepaid expenses and other	3,156	6,468	(7,382)
Other long-term assets	(3,256)	8,780	7,922
Accounts payable	113,107	8,205	18,075
Accrued payroll and employee benefits	6,507	(11,505)	21,370
Restructuring reserves	1,311	13,672	(14,192)
Other current liabilities	(5,211)	(14,328)	(1,915)
Pension liability	22,258	(2,040)	19,934
Postretirement benefit liability	163	1,373	(2,897)
Other long-term liabilities	(15,738)	(25,976)	(1,964)

Net cash provided by operating activities	236,240	99,298	147,025

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(16,472)	—
Proceeds from sale of marketable securities	—	9,609	—
Purchases of properties, plants and equipment	(62,791)	(65,344)	(57,464)
Proceeds on disposals of properties, plants and equipment	15,539	8,885	21,960

Net cash used in investing activities	(47,252)	(63,322)	(35,504)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,138,629	594,906	663,250
Payments on long-term debt	(2,330,120)	(584,780)	(741,020)
(Payments on) proceeds from short-term borrowings	(5,348)	(7,084)	3,472
Debt issuance costs	—	—	(14,742)
Acquisitions of treasury stock	(2,193)	(1,031)	(2,458)
Exercise of stock options	14,192	65	1,668
Dividends paid	(16,893)	(15,657)	(15,692)

Net cash used in financing activities	(201,733)	(13,581)	(105,522)

Effects of exchange rates on cash	1,087	1,976	(10,323)

Net (decrease) increase in cash and cash equivalents	(11,658)	24,371	(4,324)
Cash and cash equivalents at beginning of year	49,767	25,396	29,720

Cash and cash equivalents at end of year	$38,109	$49,767	$25,396

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2001	22,339	$10,446	16,082	$(58,812)	$671,917	$(37,205)	$586,346
Net income					30,979		30,979
Other comprehensive loss:
– foreign currency translation						(12,348)	(12,348)
– interest rate derivatives						(2,530)	(2,530)
– minimum pension liability adjustment						(16,836)	(16,836)

Comprehensive loss							(735)

Dividends paid (Note 9):
Class A – $0.56					(5,910)		(5,910)
Class B – $0.83					(9,782)		(9,782)
Treasury shares acquired	(80)		80	(2,458)			(2,458)
Stock options exercised	66	1,528	(66)	140			1,668

As of October 31, 2002	22,325	$11,974	16,096	$(61,130)	$687,204	$(68,919)	$569,129
Net income					9,496		9,496
Other comprehensive income (loss):
– foreign currency translation						18,412	18,412
– interest rate derivatives						2,663	2,663
– minimum pension liability adjustment						(8,614)	(8,614)

Comprehensive income							21,957

Dividends paid (Note 9):
Class A – $0.56					(5,918)		(5,918)
Class B – $0.83					(9,739)		(9,739)
Treasury shares acquired	(101)		101	(3,122)			(3,122)
Stock options exercised	3	60	(3)	6			66
Long-term incentive shares issued	8	173	(8)	18			191

As of October 31, 2003	22,235	$12,207	16,186	$(64,228)	$681,043	$(56,458)	$572,564
Net income					47,769		47,769
Other comprehensive income (loss):
– foreign currency translation						20,969	20,969
– interest rate derivatives						5,841	5,841
– minimum pension liability adjustment						(15,199)	(15,199)

Comprehensive income							59,380

Dividends paid (Note 9):
Class A – $0.60					(6,514)		(6,514)
Class B – $0.89					(10,379)		(10,379)
Treasury shares acquired	(52)		52	(2,225)			(2,225)
Stock options exercised	502	15,093	(502)	1,088			16,181
Long-term incentive shares issued	2	82	(2)	5			87

As of October 31, 2004	22,687	$27,382	15,734	$(65,360)	$711,919	$(44,847)	$629,094

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

There are approximately 9,400 employees of the Company at October 31, 2004.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2004, 2003 or 2002, or to any quarter of those years, relates to the fiscal year ending in that year.

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

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

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

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 66 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 34 percent of consolidated inventories. The LIFO basis is used by the Company for most of its locations in the United States. The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2004	2003
Finished goods	$60,615	$44,894
Raw materials and work-in-process	168,477	153,482

	229,092	198,376
Reduction to state inventories on last-in, first-out basis	(37,635)	(31,219)

	$191,457	$167,157

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $93.2 million in 2004, $93.7 million in 2003 and $78.5 million in 2002. The increase in depreciation expense from 2002 to 2003 was primarily due to the full consolidation of CorrChoice, Inc. in 2003 (see Note 2). Expenditures for repairs and maintenance are charged to expense as incurred.

When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 280,000 acres at October 31, 2004, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, thinning, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not incur interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timberlands, which consisted of approximately 38,000 acres at October 31, 2004, are not actively managed at this time.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed, primarily as a result of the Company’s transformation initiatives (see Note 6). As of October 31, 2004 and 2003, there were 10 and 8 locations held for sale, respectively. The net sales and loss before income tax benefit of these locations were $6.0 million and $7.1 million, respectively, during 2004. The net sales and loss before income tax benefit of these locations were $9.9 million and $2.3 million, respectively, during 2003. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

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

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness is not material. The Company also has outstanding interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company has determined that these interest rate swap agreements, designated as fair value hedges, qualify for the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, these hedges are determined to be “perfectly effective,” and there is no requirement to periodically evaluate effectiveness.

The Company enters into foreign currency forward contracts to hedge certain short-term intercompany loan transactions with its international businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

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

Foreign Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the Consolidated Statements of Changes in Shareholders’ Equity in accumulated other comprehensive income (loss). The transaction losses included in other income, net, were $1.5 million, $3.0 million and $1.5 million in 2004, 2003 and 2002, respectively.

The functional currency for international operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2004	2003	2002
Class A Common Stock:
Basic earnings per share	10,811,696	10,568,872	10,555,215
Assumed conversion of stock options	264,694	1,519	71,001

Diluted earnings per share	11,076,390	10,570,391	10,626,216

Class B Common Stock:
Basic and diluted earnings per share	11,661,540	11,726,768	11,788,418

There were 12,000 Class A options that were antidilutive for 2004 (1,987,990 for 2003 and 645,000 for 2002).

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

At October 31, 2004, the Company had various stock-based compensation plans as described in Note 10. The Company applies Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost had been determined based on fair values at the date of grant under SFAS No. 123, pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

For the years ended October 31,	2004	2003	2002
Net income as reported	$47,769	$9,496	$30,979
Deduct total stock option expense determined under fair value method, net of tax	1,903	2,588	1,528

Net income	$45,866	$6,908	$29,451

Earnings per share:
Class A Common Stock:
Basic – as reported	$1.69	$0.34	$1.10
Basic – pro forma	$1.62	$0.25	$1.05
Diluted – as reported	$1.66	$0.34	$1.10
Diluted – pro forma	$1.60	$0.25	$1.04
Class B Common Stock:
Basic and diluted – as reported	$2.53	$0.50	$1.64
Basic and diluted – pro forma	$2.43	$0.36	$1.56

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

Recent Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits.” The revision relates to employers’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures regarding assets, obligations, cash flows and net periodic benefit costs of pension plans and other defined benefit postretirement plans. Excluding certain disclosure requirements, the revised Statement is effective for financial statements with fiscal years ended after December 15, 2003. The Company adopted this revised Statement effective November 1, 2003, and has provided the additional disclosures required by SFAS No. 132 in Notes 12 and 13 to the Notes to Consolidated Financial Statements in this Form 10-K.

In May 2004, the FASB issued Staff Position SFAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This Position provides guidance on the accounting, disclosure, effective date, and transition requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FASB Staff Position SFAS 106-2 is effective for interim or annual periods beginning after June 15, 2004. The adoption of this Position had no material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, the Company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123. The Company has not yet decided if it will apply the modified version of retrospective application.

NOTE 2 – CORRCHOICE, INC. REDEMPTION OF MINORITY SHAREHOLDERS’ OUTSTANDING SHARES

On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, the Company now owns 100 percent of CorrChoice, Inc. compared to its 63.24 percent interest when the joint venture was formed on November 1, 1998. CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statement of Income for 2003, with a minority interest deduction through September 30, 2003. CorrChoice’s results were previously accounted for under the equity method because the Company lacked effective control.

The redemption of CorrChoice, Inc.’s outstanding shares owned by the minority shareholders was accounted for using the purchase method of accounting and, accordingly, the Company’s investment in CorrChoice, Inc. as of September 30, 2003 of $153.1 million was allocated to the fair values of the assets purchased ($153.4 million) and liabilities assumed ($20.0 million) on that date. An identifiable definite-lived intangible asset, with a fair value of $5.9 million, has been recorded for certain customer relationships. This amount will be amortized over 20 years. The excess of the Company’s investment in CorrChoice, Inc. over the fair values of the net tangible and definite-lived intangible assets acquired of $13.8 million was recorded as goodwill.

CorrChoice operates seven corrugated sheet feeder plants that supply converting operations in the eastern United States.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

To further reduce borrowing costs, the Company entered into an arrangement to sell on a regular basis up to €55 million ($70 million at October 31, 2004) of certain outstanding accounts receivable of its European subsidiaries to a major international bank. As part of this arrangement, the Company received proceeds of $39.0 million from the sale of such accounts receivable in the fourth quarter of 2004. The Company will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Under the same arrangement, the Company received an additional $15.4 million in proceeds from the sale of other European accounts receivable. However, due to certain circumstances with respect to specific laws regulating the transfer of assets in the country where those accounts receivable originated, the balances for those receivables continue to be recorded on the Consolidated Balance Sheet in accounts receivable and long-term debt at October 31, 2004.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Effective November 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be periodically reviewed for impairment. The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2004 and 2003 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2002	$213,549	$19,028	$232,577
Goodwill acquired	8,675	12,662	21,337
Currency translation	(1,605)	—	(1,605)

Balance at October 31, 2003	$220,619	$31,690	$252,309
Goodwill acquired	1,311	1,138	2,449
Goodwill adjustments	(12,373)	—	(12,373)
Currency translation	(4,582)	—	(4,582)

Balance at October 31, 2004	$204,975	$32,828	$237,803

The goodwill acquired relates to the acquisition of a small steel drum company in Europe in the Industrial Packaging & Services segment and the CorrChoice, Inc. transaction (see Note 2) in the Paper, Packaging & Services segment.

The goodwill adjustments were recorded to recognize the cash surrender value of reinsurance contracts that are used to fund pension payments in Europe and for the subsequent realization of unrecognized net operating loss carryforward benefits. These adjustments both relate to the Van Leer Packaging acquisition closed in March 2001.

All intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 20 years. The details of other intangible assets by class as of October 31, 2004 and October 31, 2003 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2004:
Trademarks and patents	$18,077	$6,043	$12,034
Non-compete agreements	9,525	7,731	1,794
Customer relationships	7,425	458	6,967
Other	10,417	3,688	6,729

Total	$45,444	$17,920	$27,524

October 31, 2003:
Trademarks and patents	$18,077	$4,675	$13,402
Non-compete agreements	9,525	5,985	3,540
Customer relationships	6,582	47	6,535
Other	10,417	3,240	7,177

Total	$44,601	$13,947	$30,654

During 2004, there were no significant acquisitions of other intangible assets. Amortization expense was $4.0 million, $4.6 million and $16.0 million for 2004, 2003 and 2002, respectively. Amortization expense for 2002 included $11.2 million related to goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates (see Note 5). Amortization expense for the next five years is expected to be $3.7 million in 2005, $3.0 million in 2006, $2.5 million in 2007, $2.5 million in 2008 and $2.4 million in 2009.

The following table summarizes the pro forma earnings and per share impact of not amortizing goodwill, indefinite-lived intangible assets and the difference between the cost basis of the Company’s investment in the underlying equity of affiliates during 2002 (Dollars in thousands, except per share amounts):

2002
Net income, as reported	$30,979
Add back amortization, net of tax	8,916

Adjusted net income	$39,895

Earnings per share:
Class A Common Stock:
Basic and diluted earnings per share, as reported	$1.10
Add back amortization, net of tax	0.32

Adjusted basic and diluted earnings per share	$1.42

Class B Common Stock:
Basic and diluted earnings per share, as reported	$1.64
Add back amortization, net of tax	0.47

Adjusted basic and diluted earnings per share	$2.11

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 5 – INVESTMENT IN AFFILIATES

The Company has an investment in Balmer Lawrie-Van Leer (40.06 percent) that is accounted for under the equity method. During the third quarter of 2004, the Company’s investment in Socer-Embalagens Lda. (25 percent) was sold and resulted in a loss of $0.3 million. In 2003, CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statement of Income, with a minority interest deduction through September 30, 2003. In 2002, the Company’s 63.24 percent ownership of CorrChoice, Inc. was accounted for under the equity method because the Company lacked effective control. See Note 2 for further information on the CorrChoice transaction. During the second quarter of 2002, the Company’s investment in Abzac-Greif (49.00%) was sold for approximately $2 million, with a gain of $0.1 million. The Company’s share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of zero in 2004, $4.0 million in 2003 and $2.3 million in 2002.

The difference between the cost basis of the Company’s investment in the underlying equity of affiliates of $4.4 million at October 31, 2002 was being amortized over 15 years. Upon adoption of SFAS No. 142 on November 1, 2002, this difference is no longer being amortized. Due to the consolidation of CorrChoice in 2003, this difference has been adjusted in purchase accounting.

The summarized financial information below represents the financial position and results of operations of CorrChoice in the periods for which CorrChoice was accounted for under the equity method (Dollars in thousands):

As of and for the years ended October 31,	2002
Current assets	$140,124
Long-term assets	$107,108
Current liabilities	$9,474
Long-term liabilities	$8,727
Net sales	$230,107
Gross profit	$34,941
Operating profit	$23,644
Net income	$15,783

The summarized unaudited financial information below represents the combined financial position and results of operations of the Company’s 50 percent or less owned entities accounted for under the equity method (Dollars in thousands):

As of and for the years ended October 31,	2004	2003	2002
Current assets	$6,653	$7,216	$6,921
Long-term assets	$8,385	$14,974	$15,180
Current liabilities	$3,094	$5,125	$5,288
Long-term liabilities	$5,711	$9,134	$9,616
Net sales	$15,586	$15,100	$12,761
Gross profit	$3,031	$3,300	$2,525
Operating profit	$1,521	$718	$347
Net income	$962	$553	$462

NOTE 6 – RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, which continue to enhance long-term organic sales growth and productivity and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $54.1 million in 2004 and $60.7 million in 2003. An additional $15 million to $20 million in restructuring charges related to transformation activities already begun in 2004 are expected to be incurred in 2005.

As part of the transformation initiatives, the Company sold or closed five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) in 2004 and closed seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment) in 2003. Eleven of the plants were located in North America and one was located in Australia. In addition, corporate and administrative staff reductions continue to be made throughout the world. As a result of the transformation initiatives, during 2004, the Company recorded restructuring charges of $54.1 million, consisting of $17.0 million in employee separation costs, $4.8 million in asset impairments, $19.7 in professional fees directly related to the transformation initiatives and $12.6 million in other costs. During 2003, the Company recorded restructuring charges of $60.7 million, consisting of $34.7 million in employee separation costs, $10.2 million in asset impairments, $8.0 million in professional fees directly related to the transformation initiatives and $7.8 million in other costs. The asset impairment charges, related to the write-down to fair value of buildings and equipment, were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,289 of which have been terminated as of October 31, 2004. For each business segment, costs incurred in 2004, the cumulative amounts incurred from the start of the transformation initiatives through October 31, 2004 and total costs expected to be incurred in connection with the transformation initiatives are as follows (Dollars in thousands):

	Amounts Incurred in 2004	Cumulative Amounts Incurred to- Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$15,751	$44,543	$57,845
Asset impairments	2,731	9,668	10,118
Professional fees	16,127	22,337	22,337
Other costs	10,366	16,351	20,599

	44,975	92,899	110,899

Paper, Packaging & Services:
Employee separation costs	1,204	7,003	7,003
Asset impairments	2,094	5,340	5,340
Professional fees	3,432	5,176	5,176
Other costs	2,206	3,886	3,886

	8,936	21,405	21,405

Timber:
Employee separation costs	8	154	154
Asset impairments	3	39	39
Professional fees	119	205	205
Other costs	77	159	159

	207	557	557

Total	$54,118	$114,861	$132,861

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the transformation initiatives for the year ended October 31, 2004 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2003	$13,289	$2,482	$—	$15,771
Costs incurred and charged to expense	16,963	32,327	4,828	54,118
Costs paid or otherwise settled	(15,022)	(32,756)	(4,828)	(52,606)

Balance at October 31, 2004	$15,230	$2,053	$—	$17,283

During 2002, the Company recognized $2.8 million in restructuring charges, which consisted of $1.4 million in employee separation costs and a $1.4 million loss on facilities closed. The majority of these amounts were paid or otherwise settled in the same year.

NOTE 7 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2004	October 31, 2003
Senior Secured Credit Agreement	$81,398	$308,783
8 7/8 percent Senior Subordinated Notes	253,960	251,380
Trade accounts receivable credit facility	103,857	85,406
Other long-term debt	18,200	498

	457,415	646,067
Less current portion	—	(3,000)

	$457,415	$643,067

Senior Secured Credit Agreement

On August 23, 2002, the Company and certain international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders (the “Senior Secured Credit Agreement”). A portion of the proceeds from the Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million senior secured credit agreement. The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for working capital and general corporate purposes, and has been permanently reduced to $230 million. On February 11, 2004, the Company amended its term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility. The term loan periodically reduces through its maturity date of August 23, 2009, and the revolving multicurrency credit facility matures on February 28, 2006.

The Company is required to pay a commitment fee each quarter equal to 0.250 percent to 0.500 percent of the total unused revolver commitment amount, based upon the Company’s leverage ratio. Interest is based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that resets periodically plus a calculated margin amount. The Company had $81.4 million and $308.8 million outstanding under the Senior Secured Credit Agreement with a weighted average interest rate of 3.50 percent and 3.39 percent at October 31, 2004 and 2003, respectively. The amounts outstanding, as well as the base rates and margins, at October 31, 2004 and 2003, were as follows (Dollars in thousands):

October 31, 2004	Amount	Base Rate	Margin
Term loan	$71,250	1.68%	1.75%
Multicurrency revolver:
United States	$6,100	1.76%	1.75%
Spain	$2,848	2.75%	1.75%
Canada	$1,200	3.75%	1.75%

October 31, 2003	Amount	Base Rate	Margin
Term loan	$226,250	1.11%	2.25%
Multicurrency revolver:
United States	$76,500	1.11%	2.25%
Netherlands	$3,987	2.11%	2.25%
Spain	$1,338	2.50%	2.25%
Australia	$708	4.04%	2.25%

The Senior Secured Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges and a minimum net worth. At October 31, 2004, the Company was in compliance with these covenants. The repayment of this facility is secured by a first lien on substantially all of the personal property and certain of the real property of Greif, Inc. and its domestic subsidiaries and, in part, by the capital stock of the international borrowers and any intercompany notes payable to them. Standard & Poor’s and Moody’s Investors Service have assigned a “BB” rating and a “Ba3” rating, respectively, to the loan obligations of the Company under the Senior Secured Credit Agreement at October 31, 2004. Subsequent to that time, Moody’s Investors Service has increased its rating of the Senior Secured Credit Agreement to “Ba2.”

The $240 million revolving multicurrency credit facility was also used to issue letters of credit. The Company had $27.0 million and $20.9 million in letters of credit outstanding at October 31, 2004 and 2003, respectively. The quarterly fronting fee related to these letters of credit was 0.125 percent of the outstanding amount plus a calculated margin (1.75 percent at October 31, 2004) for the use of this facility.

8 7/8 percent Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At October 31, 2004, the outstanding balance of $254.0 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

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

The fair value of the Senior Subordinated Notes was approximately $278 million and $270 million at October 31, 2004 and 2003, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2004, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 17.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (1.80 percent interest rate as of October 31, 2004). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of October 31, 2004, there was a total of $103.9 million outstanding under the trade accounts receivable credit facility.

The trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Senior Secured Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Senior Secured Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $29.8 million, comprised of $18.2 million in long- term debt and $11.6 million in short-term borrowings, at October 31, 2004. The long-term debt outstanding at October 31, 2004 consisted primarily of debt related to the arrangement of one of the Company’s European subsidiaries to sell certain accounts receivable. See Note 3 for additional information. At October 31, 2003, the Company had outstanding debt of $16.1 million, which was comprised of $0.5 million in long-term debt and $15.6 million in short-term borrowings, in addition to the amounts borrowed against the Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility.

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

Annual maturities of the Company’s long-term debt are $0 in 2005, $10.1 million in 2006, $0 in 2007, $103.9 million in 2008, $86.6 million in 2009 and $256.8 million thereafter.

At October 31, 2004 and 2003, the Company had deferred financing fees and debt issuance costs of $10.2 million and $10.8 million, respectively, which are included in other long-term assets.

During 2004, the Company paid $43.6 million of interest ($49.1 million in 2003 and $41.1 million in 2002) related to its long-term obligations. Interest of $0.6 million in 2004, $0.4 million in 2003 and $0.5 million in 2002 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $17.3 million in 2005, $13.4 million in 2006, $10.2 million in 2007, $6.7 million in 2008, $6.1 million in 2009 and $15.5 million thereafter. Rent expense was $20.3 million in 2004, $20.9 million in 2003 and $21.4 million in 2002.

NOTE 8 – FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $290 million at October 31, 2004 and $360 million at October 31, 2003 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 5.89 percent over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. A net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $4.6 million ($3.5 million, net of tax) at October 31, 2004 and $15.3 million ($10.6 million, net of tax) at October 31, 2003 was recorded.

At October 31, 2004, the Company had outstanding foreign currency forward contracts in the notional amount of $34.0 million ($38.6 million in 2003). The fair value of these contracts at October 31, 2004 resulted in a loss of $0.2 million (loss of $0.4 million in 2003). The purpose of these contracts is to hedge the Company’s short-term intercompany loan balances with its international businesses.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2004 and 2003 approximate their fair value because of the short-term nature of these items.

The estimated fair value of the Company’s long-term debt was $481.5 million and $664.7 million as compared to the carrying amounts of $457.4 million and $646.1 million at October 31, 2004 and 2003, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The following table summarizes the Company’s capital stock, without par value (Class A and Class B common shares), and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2004:
Class A Common Stock	32,000,000	21,140,960	11,025,466	10,115,494
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811
October 31, 2003:
Class A Common Stock	32,000,000	21,140,960	10,573,346	10,567,614
Class B Common Stock	17,280,000	17,280,000	11,662,003	5,617,997

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

In 2004, 12,000 stock options were granted under the Directors’ Plan to outside directors with option prices of $36.99 per share. No other stock options were granted during 2004. In December 2005, 109,575 stock options were granted under the 2001 Plan with option prices of $48.13 per share.

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

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

	2004	2003	2002
Dividend yield	2.07%	2.07%	2.04%
Volatility rate	33.40%	32.30%	32.00%
Risk-free interest rate	3.31%	3.74%	3.88%
Expected option life	6 years	6 years	6 years

The fair values of shares granted in 2004, 2003 and 2002 were $11.14, $7.57 and $7.97, respectively, as of the grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	2,021	$28.17	1,890	$28.58	1,506	$29.13
Granted	12	$36.99	263	$25.08	464	$26.37
Forfeited	48	$27.76	129	$28.55	14	$29.92
Exercised	502	$28.25	3	$26.23	66	$25.21

Ending balance	1,483	$28.24	2,021	$28.17	1,890	$28.58

As of October 31, 2004, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life
$18-$23	17,000	7 years
$23-$28	680,000	8 years
$28-$33	739,000	5 years
$33-$37	46,000	7 years

There are 1,240,000 options that were exercisable at October 31, 2004 (1,320,000 options at October 31, 2003 and 995,000 options at October 31, 2002).

NOTE 11 – INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2004	2003	2002
Current:
Federal	$—	$(9,869)	$(9,604)
State and local	165	—	104
International	18,612	11,581	10,914

	18,777	1,712	1,414
Deferred	(3,153)	2,543	11,520

	$15,624	$4,255	$12,934

International income before income tax expense amounted to $76.0 million in 2004 ($24.3 million in 2003 and $36.5 million in 2002).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2004	2003	2002
United States federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax (cost) benefit	(0.3)%	(5.2)%	1.1%
Other non-deductible expenses and international tax rates	(10.2)%	1.0%	(0.1)%

	24.5%	30.8%	36.0%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2004	2003
Vacation accrual	$2,329	$2,254
Bad debt reserves	2,003	2,647
Restructuring reserves	3,560	7,598

Current deferred tax asset	$7,892	$12,499

Net operating loss carryforwards	$81,114	$78,252
Interest rate derivatives	2,944	5,670
Minimum pension liability	23,372	14,411
Deferred compensation	2,388	2,025
Environmental reserves	596	3,230
Other	682	623

	111,096	104,211
Valuation allowance for long-term deferred tax asset	(52,228)	(59,112)

Long-term deferred tax asset	$58,868	$45,099

Inventories	$1,256	$1,624

Current deferred tax liability	$1,256	$1,624

Properties, plants and equipment	$139,558	$133,480
Goodwill and other intangible assets	13,601	8,496
Timberland transactions	42,907	39,924
Pension	2,184	2,296
Other	9,257	20,728

Long-term deferred tax liability	$207,507	$204,924

At October 31, 2004, the Company had tax benefits from international net operating loss carryforwards of approximately $72.9 million for international income tax purposes with the majority of those amounts having no expiration date. At October 31, 2004, valuation allowances of approximately $52.2 million have been provided against the tax benefits from international net operating loss carryforwards. Most of these valuation allowances are provided for international net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2004, 2003 and 2002, the Company has provided deferred income taxes on all of its undistributed international earnings.

During 2004, the Company paid $9.6 million in income taxes ($3.4 million in 2003 and $13.3 million in 2002).

NOTE 12 – RETIREMENT PLANS

The Company has certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom. The Company uses a measurement date of August 31 for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which were 123,752 Class A shares and 80,355 Class B shares at both October 31, 2004 and 2003.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2004	2003	2002
Service cost	$12,088	$11,133	$10,106
Interest cost	24,086	22,480	19,129
Expected return on plan assets	(27,285)	(26,321)	(23,841)
Amortization of prior service cost	720	951	1,198
Amortization of initial net asset	(1,018)	(1,017)	(842)
Recognized net actuarial loss (gain)	3,286	977	(103)

	$11,877	$8,203	$5,647

The weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2004	2003	2002
Discount rate	6.00%	6.00%	6.50%
Expected return on plan assets (1)	7.50%	7.75%	8.00%
Rate of compensation increase	3.50%	3.75%	4.00%

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$397,253	$342,618
Benefit obligation of acquired companies	—	2,415
Service cost	12,088	11,133
Interest cost	24,086	22,480
Plan participant contributions	1,140	1,042
Amendments	955	(536)
Actuarial loss	15,155	20,538
Foreign currency effects	20,058	23,413
Benefits paid	(21,272)	(20,506)
Settlement cost	—	(3,439)
Curtailment gain	(139)	(1,905)
Special termination benefits cost	1,295	—

Benefit obligation at end of year	$450,619	$397,253

Change in plan assets:
Fair value of plan assets at beginning of year	$323,569	$270,430
Fair value of plan assets of acquired companies	—	2,557
Actual return on plan assets	26,340	33,209
Plan participant contributions	1,140	1,042
Foreign currency effects	17,837	20,596
Employer contributions	11,323	19,035
Settlement cost	—	(3,439)
Benefits paid	(20,483)	(19,861)

Fair value of plan assets at end of year	$359,726	$323,569

Funded status	(90,893)	(73,684)
Unrecognized net actuarial loss	116,045	99,430
Unrecognized prior service cost	5,154	4,987
Unrecognized initial net asset	(2,527)	(3,545)

Net amount recognized	$27,779	$27,188

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$28,756	$35,997
Accrued benefit liability	(72,792)	(57,775)
Intangible asset	5,038	7,488
Accumulated other comprehensive loss	66,777	41,478

Net amount recognized	$27,779	$27,188

Aggregated accumulated benefit obligations for all plans were $419.6 million and $365.2 million at October 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $286.6 million, $264.3 million and $191.1 million, respectively, as of October 31, 2004. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans were $246.1 million, $231.6 million and $220.4 million, respectively, as of October 31, 2004.

Pension plan contributions totaled $11.3 million and $19.0 million during 2004 and 2003, respectively. Contributions during 2005 are expected to be approximately $16.8 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2004 Actual	Target
Equity securities	60%	62%
Debt securities	29%	31%
Other	11%	7%

Total	100%	100%

The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio.

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2005	$21,834
2006	$23,827
2007	$25,547
2008	$26,771
2009	$29,342
2010-2014	$162,390

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.1 million in 2004, $1.3 million in 2003 and $1.1 million in 2002.

NOTE 13 – POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The Company has certain postretirement health and life insurance benefit plans in the United States and South Africa. The Company uses a measurement date of August 31 for its postretirement benefit plans.

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2004	2003	2002
Service cost	$60	$136	$203
Interest cost	3,109	3,534	3,770
Amortization of prior service cost	(443)	(87)	75
Recognized net actuarial loss	93	38	49

	$2,819	$3,621	$4,097

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$51,045	$53,048
Service cost	60	136
Interest cost	3,109	3,534
Plan participant contributions	238	131
Actuarial loss	2,058	1,823
Curtailment cost	—	(99)
Amendments	(2,534)	(4,400)
Foreign currency effects	514	1,984
Benefits paid	(4,071)	(5,112)
Other	(1,300)	—

Benefit obligation at end of year	$49,119	$51,045

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4,071	5,112
Benefits paid	(4,071)	(5,112)

Fair value of plan assets at end of year	$—	$—

Funded status	$(49,119)	$(51,045)
Unrecognized net actuarial loss	7,146	6,604
Unrecognized prior service cost	(6,694)	(4,063)

Net amount recognized	$(48,667)	$(48,504)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plans were $4.6 million and zero, respectively, as of October 31, 2004.

The measurements assume a discount rate of 6.25 percent in the United States and 10.50 percent in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	8.00%
Ultimate trend rate	4.50%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$182	$(156)
Effect on postretirement benefit obligation	$3,074	$(2,631)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2005	$4,013
2006	$4,133
2007	$4,136
2008	$5,148
2009	$4,137
2010-2014	$20,246

NOTE 14 — CONTINGENT LIABILITIES

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

At October 31, 2004 and 2003, the Company had recorded liabilities of $9.5 million and $8.8 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and included in other long-term liabilities.

The Company’s environmental liabilities include a reserve of $4.7 million and $4.3 million at October 31, 2004 and 2003, respectively, related to its facility in Lier, Belgium. The reserve was based on environmental studies that have been conducted at this site. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by the Company at this site.

The Company also has recorded liabilities of $4.8 million and $4.5 million at October 31, 2004 and 2003, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually significant. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50 million aggregate self-insured retention. Liability for this first $50 million of unidentified environmental contingencies is shared 70 percent by the seller and 30 percent by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10 million, and thereafter the liability is shared 70 percent by the Company and 30 percent by the seller.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2004. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

Operations in the Timber segment involve the management and sale of timber on approximately 280,000 acres of timberland in the southeastern United States. The Company also owns approximately 38,000 acres of timberland in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2004, except as to asset information which is at October 31, 2004 and 2003 (Dollars in thousands):

	2004	2003	2002
Net sales:
Industrial Packaging & Services	$1,620,790	$1,384,243	$1,268,013
Paper, Packaging & Services	568,136	503,731	324,009
Timber	20,356	28,467	40,745

Total net sales	$2,209,282	$1,916,441	$1,632,767

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$111,949	$69,817	$41,243
Paper, Packaging & Services	29,473	30,411	20,593
Timber	13,888	20,294	30,023

Total operating profit before restructuring charges and timberland gains	155,310	120,522	91,859

Restructuring charges:
Industrial Packaging & Services	44,975	47,924	2,322
Paper, Packaging & Services	8,936	12,469	446
Timber	207	350	56

Total restructuring charges	54,118	60,743	2,824

Timberland gains:
Timber	7,514	5,577	12,122

Total operating profit	$108,706	$65,356	$101,157

Assets:
Industrial Packaging & Services	$1,201,689	$1,153,939
Paper, Packaging & Services	303,245	341,305
Timber	130,688	123,582

Total segment	1,635,622	1,618,826
Corporate and other	177,616	197,433

Total assets	$1,813,238	$1,816,259

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$63,898	$63,635	$70,327
Paper, Packaging & Services	33,082	34,633	23,569
Timber	2,914	1,991	3,581

Total depreciation, depletion and amortization expense	$99,894	$100,259	$97,477

Additions to long-lived assets:
Industrial Packaging & Services	$29,822	$38,817	$28,081
Paper, Packaging & Services	14,552	12,801	5,912
Timber	12,588	9,047	15,476

Total segment	56,962	60,665	49,469
Corporate and other	5,829	4,679	7,995

Total additions to long-lived assets	$62,791	$65,344	$57,464

The following geographic information is presented for each of the three years in the period ended October 31, 2004, except as to asset information which is at October 31, 2004 and 2003 (Dollars in thousands):

	2004	2003	2002
Net sales:
North America	$1,252,062	$1,150,934	$996,260
Europe	646,839	522,090	420,950
Other	310,381	243,417	215,557

Total net sales	$2,209,282	$1,916,441	$1,632,767

Assets:
North America	$1,136,781	$1,239,031
Europe	469,094	389,171
Other	207,363	188,057

Total assets	$1,813,238	$1,816,259

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2004 and 2003 are shown below (Dollars in thousands, except per share amounts):

	Quarter ended
2004	January 31	April 30	July 31	October 31
Net sales	$468,860	$542,189	$584,814	$613,419
Gross profit	$69,450	$89,261	$99,893	$114,246
Net income (loss)	$(3,366)	$8,449	$14,869	$27,817
Earnings (loss) per share:
Basic:
Class A Common Stock	$(0.12)	$0.30	$0.52	$0.98
Class B Common Stock	$(0.18)	$0.45	$0.79	$1.46
Diluted:
Class A Common Stock	$(0.12)	$0.30	$0.51	$0.95
Class B Common Stock	$(0.18)	$0.45	$0.79	$1.46
Earnings (loss) per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,620,133	10,783,122	10,874,559	10,990,233
Class B Common Stock	11,661,995	11,661,789	11,661,939	11,661,189
Diluted:
Class A Common Stock	10,857,849	11,021,391	11,158,040	11,324,024
Class B Common Stock	11,661,995	11,661,789	11,661,939	11,661,189
Market price (Class A Common Stock):
High	$38.65	$38.50	$42.94	$43.82
Low	$30.25	$31.32	$32.59	$34.73
Close	$37.81	$32.87	$37.16	$41.55
Market price (Class B Common Stock):
High	$37.75	$37.26	$42.50	$44.00
Low	$32.00	$34.25	$36.01	$35.76
Close	$37.26	$37.00	$38.10	$40.75

	Quarter ended
2003	January 31	April 30	July 31	October 31
Net sales	$434,678	$470,807	$496,755	$514,201
Gross profit	$75,729	$82,243	$89,041	$98,537
Income (loss) before cumulative effect of accounting principle	$109	$(4,413)	$3,584	$5,394
Net income (loss)	$4,931	$(4,413)	$3,584	$5,394
Earnings (loss) per share
Basic:
Class A Common Stock	$0.18	$(0.16)	$0.13	$0.19
Class B Common Stock	$0.26	$(0.24)	$0.19	$0.29
Diluted:
Class A Common Stock	$0.18	$(0.16)	$0.13	$0.19
Class B Common Stock	$0.26	$(0.24)	$0.19	$0.29
Earnings (loss) per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,562,640	10,570,846	10,570,846	10,571,158
Class B Common Stock	11,754,661	11,724,403	11,724,403	11,703,603
Diluted:
Class A Common Stock	10,565,182	10,570,846	10,570,846	10,615,117
Class B Common Stock	11,754,661	11,724,403	11,724,403	11,703,603
Market price (Class A Common Stock):
High	$27.00	$20.70	$25.00	$32.63
Low	$20.25	$16.75	$18.63	$23.10
Close	$20.62	$20.45	$23.60	$32.53
Market price (Class B Common Stock):
High	$27.75	$24.80	$27.01	$34.01
Low	$25.00	$22.36	$23.50	$26.77
Close	$25.00	$24.10	$26.90	$33.50

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 31, 2004, there were 486 stockholders of record of the Class A Common Stock and 129 stockholders of record of the Class B Common Stock.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On July 31, 2002, the Company issued $250 million of Senior Subordinated Notes, which mature in August 2012 (see Note 8). The Senior Subordinated Notes are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s international subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”).

Presented below are summarized condensed consolidating financial statements of Greif, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries at October 31, 2004 and 2003, and for each of the three years in the period ended October 31, 2004.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$695,219	$622,042	$1,150,908	$(258,887)	$2,209,282
Cost of products sold	592,067	533,935	969,317	(258,887)	1,836,432
Gross profit	103,152	88,107	181,591	—	372,850
Selling, general and administrative expenses	95,613	19,243	103,965	—	218,821
Restructuring charges	7,924	35,441	10,753	—	54,118
Gain on sale of assets	—	6,925	1,870	—	8,795

Operating profit (loss)	(385)	40,348	68,743	—	108,706
Interest expense, net	38,657	2,189	4,418	—	45,264
Other income (expense), net(1)	(41,110)	32,009	9,429	—	328

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(80,152)	70,168	73,754	—	63,770
Income tax expense (benefit)	(19,637)	17,191	18,070	—	15,624
Equity in earnings of affiliates and minority interests	108,284	—	(377)	(108,284)	(377)

Net income (loss)	$47,769	$52,977	$55,307	$(108,284)	$47,769

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$699,436	$555,039	$924,092	$(262,126)	$1,916,441
Cost of products sold	590,173	463,779	779,065	(262,126)	1,570,891

Gross profit	109,263	91,260	145,027	—	345,550
Selling, general and administrative expenses	95,071	38,888	94,161	—	228,120
Restructuring charges	11,848	22,970	25,925	—	60,743
Gain on sale of assets	(90)	5,394	3,365	—	8,669

Operating profit	2,254	34,796	28,306	—	65,356
Interest expense (income), net	47,350	(884)	6,368	—	52,834
Other income (expense), net(1)	(42,053)	45,365	(2,019)	—	1,293

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(87,149)	81,045	19,919	—	13,815
Income tax expense (benefit)	(26,842)	24,962	6,135	—	4,255
Equity in earnings of affiliates and minority interests	64,981	(4,205)	(681)	(64,981)	(4,886)

Income (loss) before cumulative effect of change in accounting principle	4,674	51,878	13,103	(64,981)	4,674
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$9,496	$51,878	$13,103	$(64,981)	$9,496

For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$747,529	$333,415	$776,455	$(224,632)	$1,632,767
Cost of products sold	619,943	264,174	637,467	(224,632)	1,296,952

Gross profit	127,586	69,241	138,988	—	335,815
Selling, general and administrative expenses	105,762	48,816	96,178	—	250,756
Restructuring charges	1,621	—	1,203	—	2,824
Gain on sale of assets	97	17,166	1,659	—	18,922

Operating profit	20,300	37,591	43,266	—	101,157
Interest expense, net	49,392	2,863	3,710	—	55,965
Debt extinguishment charge	10,300	—	—	—	10,300
Other income (expense), net(1)	(44,488)	46,935	(1,410)	—	1,037

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(83,880)	81,663	38,146	—	35,929
Income tax expense (benefit)	(30,196)	29,398	13,732	—	12,934
Equity in earnings of affiliates and minority interests	84,663	—	(837)	(75,842)	7,984

Net income (loss)	$30,979	$52,265	$23,577	$(75,842)	$30,979

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,784	$24,325	$—	$38,109
Trade accounts receivable	87,737	62,196	157,817	—	307,750
Inventories	11,626	49,328	130,503	—	191,457
Other current assets	16,320	8,913	50,133	—	75,366

	115,683	134,221	362,778	—	612,682

Long-term assets
Goodwill and other intangible assets	113,291	28,556	123,480	—	265,327
Investment in affiliates	783,088	396,677	4,658	(1,179,765)	4,658
Other long-term assets	25,431	2,429	22,029	—	49,889

	921,810	427,662	150,167	(1,179,765)	319,874

Properties, plants and equipment, net	231,337	360,376	288,969	—	880,682

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,990	$86,895	$167,380	$—	$281,265
Short-term borrowings	—	—	11,621	—	11,621
Other current liabilities	4,477	51,339	88,516	—	144,332

	31,467	138,234	267,517	—	437,218

Long-term liabilities
Long-term debt	437,863	—	19,552	—	457,415
Other long-term liabilities	170,406	38,378	79,002	—	287,786

	608,269	38,378	98,554	—	745,201

Minority interest	—	—	1,725	—	1,725

Shareholders’ equity	629,094	745,647	434,118	(1,179,765)	629,094

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

As of October 31, 2003
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$26,421	$23,346	$—	$49,767
Trade accounts receivable	84,282	49,517	161,158	—	294,957
Inventories	16,896	46,696	103,565	—	167,157
Other current assets	30,938	8,348	32,290	—	71,576

	132,116	130,982	320,359	—	583,457

Long-term assets
Goodwill and other intangible assets	113,117	38,847	130,999	—	282,963
Investments in affiliates	921,194	514,385	4,421	(1,435,579)	4,421
Other long-term assets	16,826	9,987	6,230	—	33,043

	1,051,137	563,219	141,650	(1,435,579)	320,427

Properties, plants and equipment, net	243,007	383,205	286,163	—	912,375

	$1,426,260	$1,077,406	$748,172	$(1,435,579)	$1,816,259

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,776	$39,392	$92,165	$—	$158,333
Short-term borrowings	—	—	15,605	—	15,605
Current portion of long-term debt	3,000	—	—	—	3,000
Other current liabilities	20,353	22,146	92,881	—	135,380

	50,129	61,538	200,651	—	312,318

Long-term liabilities
Long-term debt	637,034	—	6,033	—	643,067
Other long-term liabilities	166,533	56,645	63,246	—	286,424

	803,567	56,645	69,279	—	929,491

Minority interest	—	—	1,886	—	1,886

Shareholders’ equity	572,564	959,223	476,356	(1,435,579)	572,564

	$1,426,260	$1,077,406	$748,172	$(1,435,579)	$1,816,259

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$212,880	$(380)	$23,740	$—	$236,240

Cash flows from investing activities:
Purchases of properties, plants and equipment	(19,120)	(21,880)	(21,791)	—	(62,791)
Proceeds on disposals of properties, plants and equipment	2,625	9,623	3,291	—	15,539

Net cash used in investing activities	(16,495)	(12,257)	(18,500)	—	(47,252)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,138,629	—	—	—	2,138,629
Payments on long-term debt	(2,330,120)	—	—	—	(2,330,120)
Payments on short-term borrowings	—	—	(5,348)	—	(5,348)
Dividends paid	(16,893)	—	—	—	(16,893)
Other, net	11,999	—	—	—	11,999

Net cash used in financing activities	(196,385)	—	(5,348)	—	(201,733)

Effects of exchange rates on cash	—	—	1,087	—	1,087

Net (decrease) increase in cash and cash equivalents	—	(12,637)	979	—	(11,658)
Cash and cash equivalents at beginning of year	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of year	$—	$13,784	$24,325	$—	$38,109

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$22,833	$31,421	$45,044	$—	$99,298

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(4,765)	(11,707)	—	(16,472)
Proceeds from sale of marketable securities	—	9,609	—	—	9,609
Purchases of properties, plants and equipment	(14,454)	(18,838)	(32,052)	—	(65,344)
Proceeds on disposals of properties, plants and equipment	2,109	6,776	—	—	8,885

Net cash used in investing activities	(12,345)	(7,218)	(43,759)	—	(63,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	279,606	—	315,300	—	594,906
Payments on long-term debt	(274,797)	—	(309,983)	—	(584,780)
Payments on short-term borrowings	—	—	(7,084)	—	(7,084)
Dividends paid	(15,657)	—	—	—	(15,657)
Other, net	(966)	—	—	—	(966)

Net cash used in financing activities	(11,814)	—	(1,767)	—	(13,581)

Effects of exchange rates on cash	—	—	1,976	—	1,976

Net (decrease) increase in cash and cash equivalents	(1,326)	24,203	1,494	—	24,371
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$—	$26,421	$23,346	$—	$49,767

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (CONTINUED)

For the year ended October 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$99,260	$23,309	$24,456	$—	$147,025

Cash flows from investing activities:
Purchases of properties, plants and equipment	(12,642)	(27,008)	(17,814)	—	(57,464)
Proceeds on disposals of properties, plants and equipment	8,340	12,433	1,187	—	21,960

Net cash used in investing activities	(4,302)	(14,575)	(16,627)	—	(35,504)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	663,250	—	—	—	663,250
Payments on long-term debt	(727,290)	—	(13,730)	—	(741,020)
Proceeds from short-term borrowings	—	—	3,472	—	3,472
Debt issuance costs	(14,742)	—	—	—	(14,742)
Dividends paid	(15,692)	—	—	—	(15,692)
Other, net	(790)	—	—	—	(790)

Net cash used in financing activities	(95,264)	—	(10,258)	—	(105,522)

Effects of exchange rates on cash	—	—	(10,323)	—	(10,323)

Net (decrease) increase in cash and cash equivalents	(306)	8,734	(12,752)	—	(4,324)
Cash and cash equivalents at beginning of year	1,632	(6,516)	34,604	—	29,720

Cash and cash equivalents at end of year	$1,326	$2,218	$21,852	$—	$25,396

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the

Board of Directors of

Greif, Inc.

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2004. Our audits also include the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information therein.

As discussed in Note 4 to the consolidated financial statements, effective November 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Columbus, Ohio

December 8, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has not been a change in the Company’s principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 15d– 15(e) promulgated under the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely making known to them material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2005 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Company” in Part I of this Form 10-K, which information is also incorporated by reference into this Item 10.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of January 10, 2005, the members of the Audit Committee were Patrick J. Norton, Vicki L. Avril, Judith D. Hook and David J. Olderman. Mr. Norton is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Norton is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

The Company’s Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics is posted on the Company’s Internet Web site at www.greif.com under “Investor Center—Corporate Governance.” Copies of this code of ethics are also available to any person, without charge, by making a written request to the Company. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company’s Internet Web site described above within five business days following its occurrence.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Executive Compensation,” “Director Compensation Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph” in the 2005 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2005 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2005 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2004.

(2)	Financial Statement Schedule:	Page
	Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	63

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)     Exhibits – See the Exhibit Index.

(b) Reports on Form 8-K:

No events occurred requiring a Form 8-K to be filed during the most recent fiscal quarter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	January 11, 2005	By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ MICHAEL J. GASSER	/S/ DONALD S. HUML
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	Donald S. Huml Chief Financial Officer (principal financial officer)

/S/ JOHN K. DIEKER	WILLIAM B. SPARKS, JR. *
John K. Dieker Vice President and Corporate Controller (principal accounting officer)	William B. Sparks, Jr. Member of the Board of Directors

VICKI L. AVRIL *	CHARLES R. CHANDLER *
Vicki L. Avril Member of the Board of Directors	Charles R. Chandler Member of the Board of Directors

MICHAEL H. DEMPSEY *	DANIEL J. GUNSETT *
Michael H. Dempsey Member of the Board of Directors	Daniel J. Gunsett Member of the Board of Directors

JUDITH D. HOOK *	PATRICK J. NORTON *
Judith D. Hook Member of the Board of Directors	Patrick J. Norton Member of the Board of Directors

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
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of January 11, 2005.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2002:
Allowance for doubtful accounts	$10.6	$1.6	$—	$(2.3)	$9.9

Environmental reserves	$7.1	$0.4	$0.5	$—	$8.0

Year ended October 31, 2003:
Allowance for doubtful accounts	$9.9	$1.3	$—	$—	$11.2

Environmental reserves	$8.0	$0.3	$1.1	$(0.6)	$8.8

Year ended October 31, 2004:
Allowance for doubtful accounts	$11.2	$0.3	$—	$—	$11.5

Environmental reserves	$8.8	$0.6	$0.8	$(0.7)	$9.5

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 1-566 (see Exhibit A therein).

3(c)	Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3(d)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 3(c) therein).

3(e)	Amendments to Amended and Restated By-Laws of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004, File No. 1-566 (see Exhibit 3.E therein).

3(f)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 7, 2004, File No. 1-566 (see Exhibit 99.3 therein).

4(a)	Indenture dated as of July 31, 2002, among Greif, Inc., as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Directors’ Deferred Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(c) therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

10(e)*	Employment Agreement between William B. Sparks, Jr. and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

10(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(h)*	Greif, Inc. Long-Term Incentive Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit A therein).

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 1-566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)	Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif, Inc. and certain international subsidiaries as borrowers, a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.	Current report on Form 8-K dated August 28, 2002, File No. 1-566 (see Exhibit 99.1 therein).

10(m)	Amendment No. 1, dated as of February 11, 2004, to the Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif, Inc. and certain international subsidiaries as borrowers, a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004, File No. 1-566 (see Exhibit 10.O therein).

10(n)	Consent and Amendment No. 2, dated as of October 29, 2004, to the Amended and Restated Senior Secured Credit Agreement, dated as of August 23, 2002, among Greif, Inc. and certain international subsidiaries as borrowers, a syndicate of financial institutions, as lenders, Salomon Smith Barney Inc., as joint lead arranger and sole book-runner, CitiCorp North America, Inc., as administrative agent, Deutsche Bank Trust Company Americas and KeyBank National Bank Association, as co-syndication agents, Sun Trust Bank, as documentation agent, and Deutsche Bank Securities Inc, as joint lead arranger.	Current report on Form 8-K dated November 4, 2004, File No. 1-566 (see Exhibit 99.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(o)	Receivables Purchase Agreement, dated as of October 31, 2003, by and among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc. (as originator), Great Lakes Corrugated Corp. (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 10(m) therein).

10(p)	Sale and Contribution Agreement, dated as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 10(n) therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Daniel J. Gunsett, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril.	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.