Form 10-Q
period 2005-01-31
GREIF INC
filed 2005-03-07
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2005 was as follows:

Class A Common Stock	11,248,336 shares
Class B Common Stock	11,561,189 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2005	2004
Net sales	$582,564	$468,860
Cost of products sold	493,838	399,410

Gross profit	88,726	69,450

Selling, general and administrative expenses	59,721	51,025
Restructuring charges	7,186	15,259
Gain on sale of assets	10,344	4,109

Operating profit	32,163	7,275

Interest expense, net	10,093	12,247
Other income (expense), net	(766)	222

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	21,304	(4,750)

Income tax expense (benefit)	5,965	(1,463)
Equity in earnings of affiliates and minority interests	(203)	(79)

Net income (loss)	$15,136	$(3,366)

Basic earnings (loss) per share:
Class A Common Stock	$0.53	$(0.12)
Class B Common Stock	$0.79	$(0.18)

Diluted earnings (loss) per share:
Class A Common Stock	$0.52	$(0.12)
Class B Common Stock	$0.79	$(0.18)

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31, 2005	October 31, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$56,138	$38,109
Trade accounts receivable – less allowance of $10,039 in 2005 and $11,454 in 2004	263,020	307,750
Inventories	212,503	191,457
Net assets held for sale	12,511	14,753
Deferred tax assets	5,489	6,636
Prepaid expenses and other	56,629	53,977

	606,290	612,682

Long-term assets
Goodwill – less accumulated amortization	237,211	237,803
Other intangible assets – less accumulated amortization	26,503	27,524
Other long-term assets	53,277	54,547

	316,991	319,874

Properties, plants and equipment
Timber properties – less depletion	128,968	129,141
Land	69,855	68,349
Buildings	325,224	321,183
Machinery and equipment	864,556	851,800
Capital projects in progress	40,653	37,192

	1,429,256	1,407,665
Accumulated depreciation	(554,124)	(526,983)

	875,132	880,682

	$1,798,413	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2005	October 31, 2004
	(Unaudited)
Current liabilities
Accounts payable	$244,950	$281,265
Accrued payrolls and employee benefits	35,704	49,633
Restructuring reserves	17,112	17,283
Short-term borrowings	9,036	11,621
Other current liabilities	77,207	77,416

	384,009	437,218

Long-term liabilities
Long-term debt	477,056	457,415
Deferred tax liability	149,897	148,639
Pension liability	50,288	44,036
Postretirement benefit liability	49,734	48,667
Other long-term liabilities	32,198	46,444

	759,173	745,201

Minority interest	1,988	1,725

Shareholders’ equity
Common stock, without par value	33,245	27,382
Treasury stock, at cost	(70,121)	(65,360)
Retained earnings	722,597	711,919
Accumulated other comprehensive loss:
- foreign currency translation	16,343	5,655
- interest rate derivatives	(5,416)	(7,097)
- minimum pension liability	(43,405)	(43,405)

	653,243	629,094

	$1,798,413	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the three months ended January 31,	2005	2004
Cash flows from operating activities:
Net income (loss)	$15,136	$(3,366)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	24,982	26,710
Asset impairments	57	2,177
Deferred income taxes	3,282	8,250
Gain on disposals of properties, plants and equipment	(10,344)	(4,109)
Equity in earnings of affiliates, net of dividends received, and minority interests	203	(1,413)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	48,713	28,456
Inventories	(17,081)	(831)
Prepaid expenses and other	(1,235)	(4,851)
Other long-term assets	1,836	(3,316)
Accounts payable	(41,402)	(34,851)
Accrued payroll and employee benefits	(13,929)	(12,366)
Restructuring reserves	(171)	3,412
Other current liabilities	(2,340)	(1,541)
Pension liability	6,252	5,565
Postretirement benefit liability	1,067	683
Other long-term liabilities	(17,272)	(10,888)

Net cash used in operating activities	(2,246)	(2,279)

Cash flows from investing activities:
Purchases of properties, plants and equipment	(8,685)	(9,771)
Proceeds on disposals of properties, plants and equipment	12,934	4,200

Net cash provided by (used in) investing activities	4,249	(5,571)

Cash flows from financing activities:
Proceeds (payments) for long-term debt	21,535	(8,451)
(Payments) proceeds for short-term borrowings	(3,731)	2,854
Dividends paid	(4,458)	(3,816)
Acquisitions of treasury stock	(5,291)	(2)
Exercise of stock options	6,182	4,679

Net cash provided by (used in) financing activities	14,237	(4,736)

Effects of exchange rates on cash	1,789	940

Net increase (decrease) in cash and cash equivalents	18,029	(11,646)
Cash and cash equivalents at beginning of period	38,109	49,767

Cash and cash equivalents at end of period	$56,138	$38,121

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2005 and October 31, 2004 and the consolidated statements of operations and cash flows for the three-month periods ended January 31, 2005 and 2004 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2004 (the “2004 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2005 or 2004, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

At January 31, 2005, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income (loss) and earnings (loss) per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended January 31,
	2005	2004
Net income (loss) as reported	$15,136	$(3,366)
Deduct total stock option expense determined under fair value method, net of tax	273	477

Pro forma net income (loss)	$14,863	$(3,843)

Earnings per share:

Class A Common Stock:
Basic - as reported	$0.53	$(0.12)
Basic - pro forma	$0.52	$(0.13)
Diluted - as reported	$0.52	$(0.12)
Diluted - pro forma	$0.51	$(0.13)

Class B Common Stock:
Basic - as reported	$0.79	$(0.18)
Basic - pro forma	$0.78	$(0.21)
Diluted - as reported	$0.79	$(0.18)
Diluted - pro forma	$0.78	$(0.21)

NOTE 2 – RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (August 1, 2005 for the Company). This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, the Company has elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123. Adoption of this Statement is expected to result in a $0.3 million compensation cost in the consolidated statements of operations for the fourth quarter of 2005.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

To further reduce borrowing costs, the Company entered into an arrangement to sell on a regular basis up to €55 million ($72 million at January 31, 2005) of certain outstanding accounts receivable of its European subsidiaries to a major international bank. As part of this arrangement, the Company received proceeds of $54.4 million from the sale of such accounts receivable in the fourth quarter of 2004. The Company will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2005	October 31, 2004
Finished goods	$60,716	$60,615
Raw materials and work-in-process	189,316	168,477

	250,032	229,092
Reduction to state inventories on last-in, first-out basis	(37,529)	(37,635)

	$212,503	$191,457

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of January 31, 2005, there were nine facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the three-month period ended January 31, 2005 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2004	$204,975	$32,828	$237,803
Currency translation	(592)	—	(592)

Balance at January 31, 2005	$204,383	$32,828	$237,211

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of January 31, 2005 and October 31, 2004 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2005:
Trademarks and patents	$18,077	$6,385	$11,692
Non-compete agreements	9,525	8,145	1,380
Customer relationships	7,425	615	6,810
Other	10,417	3,796	6,621

Total	$45,444	$18,941	$26,503

October 31, 2004:
Trademarks and patents	$18,077	$6,043	$12,034
Non-compete agreements	9,525	7,731	1,794
Customer relationships	7,425	458	6,967
Other	10,417	3,688	6,729

Total	$45,444	$17,920	$27,524

During the first three months of 2005, there were no acquisitions of other intangible assets. Amortization expense for the three months ended January 31, 2005 and 2004 was $1.0 million and $0.8 million, respectively. Amortization expense for the next five years is expected to be $3.7 million in 2005, $3.0 million in 2006, $2.5 million in 2007, $2.5 million in 2008 and $2.4 million in 2009.

NOTE 7 – INVESTMENT IN AFFILIATES

The Company has an investment in Balmer Lawrie-Van Leer (40%) that is accounted for under the equity method. During the third quarter of 2004, the Company’s investment in Socer-Embalagens, Lda. (25%), which was previously accounted for under the equity method, was sold. The Company’s share of earnings for these affiliates is included in income as earned.

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Net sales	$3,738	$3,931
Gross profit	$584	$877
Net income	$273	$178

NOTE 8 – RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, which continue to enhance long-term organic sales growth, generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003, $54.1 million in 2004, and $7.2 million during the first quarter of 2005. As previously disclosed, the Company expects a total of $15 million to $20 million in restructuring charges in 2005 related to transformation activities already begun prior to October 31, 2004.

As part of the transformation initiatives, the Company closed one company-owned plant (Industrial Packaging & Services segment) during the first quarter of 2005 and three company-owned plants (two in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first quarter of 2004. All of the plants were located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first quarter of 2005, the Company recorded restructuring charges of $7.2 million, consisting of $3.2 million in employee separation costs, $0.1 million in asset impairments, $1.1 in professional fees directly related to the transformation initiatives and $2.8 million in other costs. During the first quarter of 2004, the Company recorded restructuring charges of $15.3 million, consisting of $7.0 million in employee separation costs, $2.2 million in asset impairments, $4.6 million in professional fees directly related to the transformation initiatives and $1.5 million in other costs. The asset impairment charges, related to the write-down to fair value of buildings and equipment, were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,319 of which have been terminated as of January 31, 2005.

For each business segment, costs incurred in 2005, the cumulative amounts incurred from the start of the transformation initiatives through January 31, 2005 and total costs expected to be incurred in connection with the transformation initiatives are as follows (Dollars in thousands):

	Amounts Incurred in the Current Period	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$3,208	$47,751	$53,552
Asset impairments	57	9,725	11,035
Professional fees	773	23,110	24,888
Other costs	2,760	19,111	20,111

	6,798	99,697	109,586

Paper, Packaging & Services:
Employee separation costs	2	7,005	7,005
Asset impairments	—	5,340	5,620
Professional fees	267	5,443	6,057
Other costs	108	3,994	3,994

	377	21,782	22,676

Timber:
Employee separation costs	—	154	154
Asset impairments	—	39	49
Professional fees	10	215	237
Other costs	1	160	160

	11	568	600

Total	$7,186	$122,047	$132,862

Following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2005 (Dollars in thousands):

	Balance at October 31, 2004	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at January 31, 2005
Cash charges:
Employee separation costs	$15,230	$3,210	$(4,271)	$14,169
Other costs	2,053	3,919	(3,029)	2,943

	17,283	7,129	(7,300)	17,112

Non-cash charges:
Asset impairments	—	57	(57)	—

Total	$17,283	$7,186	$(7,357)	$17,112

NOTE 9 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2005	October 31, 2004
Senior Secured Credit Agreement	$129,774	$81,398
8 7/8 percent Senior Subordinated Notes	252,751	253,960
Trade accounts receivable credit facility	83,465	103,857
Other long-term debt	11,066	18,200

	$477,056	$457,415

Senior Secured Credit Agreement

As of March 2, 2005, the Company and certain of its international subsidiaries entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of lenders. Proceeds from the Credit Agreement were used to refinance amounts outstanding under the Senior Secured Credit Agreement, discussed in the next paragraph. A more detailed discussion of the Credit Agreement follows the discussion of the Senior Secured Credit Agreement.

On August 23, 2002, the Company and certain international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”) with a syndicate of lenders. A portion of the proceeds from the Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million senior secured credit agreement. The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes. On February 11, 2004, the Company amended its term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility, which was permanently reduced to $230 million. Interest was based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that was reset periodically plus a calculated margin amount. As of January 31, 2005, $65.0 million and $64.8 million were outstanding under the term loan and revolving multicurrency credit facility, respectively.

Credit Agreement

As of March 2, 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a $350 million Credit Agreement with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement. Interest is based on either a eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. On March 3, 2005, $189.4 million was borrowed under the revolving multicurrency credit facility in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement.

A debt extinguishment charge of $2.8 million will be recorded during the second quarter of 2005.

Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At January 31, 2005, the outstanding balance of $252.8 million included gains on fair value hedges the Company has in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

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

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s United States trade accounts receivable. The credit facility is secured by certain of the Company’s United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (2.04 percent interest rate as of January 31, 2005). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of January 31, 2005, there was a total of $83.5 million outstanding under the trade accounts receivable credit facility.

NOTE 10 – FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $290 million at January 31, 2005 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 6.04 percent over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. A net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $3.4 million ($2.3 million, net of tax) at January 31, 2005 was recorded.

At January 31, 2005, the Company had outstanding foreign currency forward contracts in the notional amount of $35.9 million. The fair value of these contracts at January 31, 2005 resulted in a loss of $0.7 million recorded in the consolidated statements of operations. The purpose of these contracts is to hedge the Company’s short-term intercompany loan balances with its international businesses.

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

NOTE 11 – CAPITAL STOCK

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,248,336	9,892,624
Class B Common Stock	17,280,000	17,280,000	11,561,189	5,718,811

October 31, 2004:
Class A Common Stock	32,000,000	21,140,960	11,025,466	10,115,494
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811

NOTE 12 – DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2005	2004
Class A Common Stock	$0.16	$0.14
Class B Common Stock	$0.23	$0.20

NOTE 13 – CALCULATION OF EARNINGS (LOSS) PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings (loss) per share:

	Three months ended January 31,
	2005	2004
Class A Common Stock:
Basic shares	11,119,292	10,620,133
Assumed conversion of stock options	408,582	—

Diluted shares	11,527,874	10,620,133

Class B Common Stock:
Basic and diluted shares	11,640,759	11,661,995

There were no stock options that were antidilutive for the three-month period ended January 31, 2005 (8,000 for the three-month period ended January 31, 2004). Since the Company reported a net loss in the first quarter of 2004, there was no assumed conversion of stock options as this would be antidilutive to the calculation.

NOTE 14 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income (loss), net of tax, are as follows (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Net income (loss)	$15,136	$(3,366)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,688	(1,776)
Change in market value of interest rate derivatives, net of tax	1,681	385
Minimum pension liability adjustment, net of tax	—	(497)

Comprehensive income (loss)	$27,505	$(5,254)

NOTE 15 – RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Service cost	$3,165	$3,037
Interest cost	6,619	6,051
Expected return on plan assets	(7,387)	(6,853)
Amortization of prior service cost, initial net asset and net actuarial gain	1,163	749

	$3,560	$2,984

The Company made $5.2 million in pension contributions in the first quarter of 2005. Based on minimum funding requirements, $16.6 million of pension contributions are estimated for the entire 2005 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Service cost	$5	$14
Interest cost	787	833
Amortization of net prior service cost and recognized actuarial loss	(59)	(31)

	$733	$816

NOTE 16 – BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

Operations in the Industrial Packaging & Services segment involve the production and sale of industrial packaging and related services. These products are manufactured and sold in over 40 countries throughout the world.

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber on approximately 281,000 acres of timberland in the southeastern United States. The Company also owns approximately 35,000 acres of timberland in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2004 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Net sales:
Industrial Packaging & Services	$429,042	$337,391
Paper, Packaging & Services	148,205	125,294
Timber	5,317	6,175

Total net sales	$582,564	$468,860

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$17,679	$8,851
Paper, Packaging & Services	9,591	5,353
Timber	4,007	4,396

Operating profit before restructuring charges and timberland gains	31,277	18,600

Restructuring charges:
Industrial Packaging & Services	6,798	12,023
Paper, Packaging & Services	377	3,169
Timber	11	67

Total restructuring charges	7,186	15,259

Timberland gains:
Timber	8,072	3,934

Total operating profit	$32,163	$7,275

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$16,136	$17,058
Paper, Packaging & Services	8,452	8,825
Timber	394	827

Total depreciation, depletion and amortization expense	$24,982	$26,710

	January 31, 2005	October 31, 2004
Assets:
Industrial Packaging & Services	$1,196,885	$1,201,689
Paper, Packaging & Services	296,171	303,245
Timber	139,695	130,688

Total segment	1,632,751	1,635,622
Corporate and other	165,662	177,616

Total assets	$1,798,413	$1,813,238

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2005	2004
Net sales:
North America	$317,176	$268,024
Europe	176,170	132,946
Other	89,218	67,890

Total net sales	$582,564	$468,860

The following table presents total assets by geographic area (Dollars in thousands):

	January 31, 2005	October 31, 2004
Assets:
North America	$1,159,873	$1,136,781
Europe	418,329	469,094
Other	220,211	207,363

Total assets	$1,798,413	$1,813,238

NOTE 17 – SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

On November 1, 2004, the Company restructured certain of its United States operations and subsidiaries. As a result, the condensed consolidating financial statements at January 31, 2005 and for the three-month period ended January 31, 2005 reflect these changes.

Presented below are condensed consolidating financial statements of the Parent, the Guarantor Subsidiaries and the non-Guarantor Subsidiaries at January 31, 2005 and October 31, 2004, and for the three-month periods ended January 31, 2005 and 2004. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Operations

For the three months ended January 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,266	$317,357	$295,396	$(31,455)	$582,564
Cost of products sold	935	272,374	251,984	(31,455)	493,838

Gross profit	331	44,983	43,412	—	88,726

Selling, general and administrative expenses	300	30,083	29,338	—	59,721
Restructuring charges	1	4,485	2,700	—	7,186
Gain (loss) on sale of assets	—	10,424	(80)	—	10,344

Operating profit	30	20,839	11,294	—	32,163

Interest expense, net	—	8,975	1,118	—	10,093
Other income (expense), net (1)	2	(3,048)	2,280	—	(766)

Income before income tax expense and equity in earnings of affiliates and minority interests	32	8,816	12,456	—	21,304

Income tax expense	9	2,468	3,488	—	5,965
Equity in earnings of affiliates and minority interests	15,113	—	(203)	(15,113)	(203)

Net income	$15,136	$6,348	$8,765	$(15,113)	$15,136

For the three months ended January 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$153,790	$131,158	$239,754	$(55,842)	$468,860
Cost of products sold	135,688	112,556	207,008	(55,842)	399,410

Gross profit	18,102	18,602	32,746	—	69,450

Selling, general and administrative expenses	24,959	3,800	22,266	—	51,025
Restructuring charges	3,208	9,408	2,643	—	15,259
Gain on sale of assets	—	4,019	90	—	4,109

Operating profit (loss)	(10,065)	9,413	7,927	—	7,275

Interest expense, net	10,172	1,064	1,011	—	12,247
Other income (expense), net (1)	(8,889)	4,879	4,232	—	222

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(29,126)	13,228	11,148	—	(4,750)

Income tax expense (benefit)	(8,971)	4,074	3,434	—	(1,463)
Equity in earnings of affiliates and minority interests	16,789	—	(79)	(16,789)	(79)

Net income (loss)	$(3,366)	$9,154	$7,635	$(16,789)	$(3,366)

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

January 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$30,606	$25,532	$—	$56,138
Trade accounts receivable	1,108	126,758	135,154	—	263,020
Inventories	364	71,099	141,040	—	212,503
Other current assets	1,848	14,494	58,287	—	74,629

	3,320	242,957	360,013	—	606,290

Long-term assets
Goodwill and other intangible assets	—	136,914	126,800	—	263,714
Other long-term assets	1,094,254	621,657	10,809	(1,673,443)	53,277

	1,094,254	758,571	137,609	(1,673,443)	316,991

Properties, plants and equipment, net	1,845	583,694	289,593	—	875,132

	$1,099,419	$1,585,222	$787,215	$(1,673,443)	$1,798,413

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86	$119,146	$125,718	$—	$244,950
Short-term borrowings	—	—	9,036	—	9,036
Other current liabilities	4,656	20,577	104,790	—	130,023

	4,742	139,723	239,544	—	384,009

Long-term liabilities
Long-term debt	441,382	—	35,674	—	477,056
Other long-term liabilities	52	199,107	82,958	—	282,117

	441,434	199,107	118,632	—	759,173

Minority interest	—	35	1,953	—	1,988

Shareholders’ equity	653,243	1,246,357	427,086	(1,673,443	653,243

	$1,099,419	$1,585,222	$787,215	$(1,673,443)	$1,798,413

October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,784	$24,325	$—	$38,109
Trade accounts receivable	87,737	62,196	157,817	—	307,750
Inventories	11,626	49,328	130,503	—	191,457
Other current assets	16,320	8,913	50,133	—	75,366

	115,683	134,221	362,778	—	612,682

Long-term assets
Goodwill and other intangible assets	113,291	28,556	123,480	—	265,327
Other long-term assets	808,519	399,106	26,687	(1,179,765)	54,547

	921,810	427,662	150,167	(1,179,765)	319,874

Properties, plants and equipment, net	231,337	360,376	288,969	—	880,682

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,990	$86,895	$167,380	$—	$281,265
Short-term borrowings	—	—	11,621	—	11,621
Other current liabilities	4,477	51,339	88,516	—	144,332

	31,467	138,234	267,517	—	437,218

Long-term liabilities
Long-term debt	437,863	—	19,552	—	457,415
Other long-term liabilities	170,406	38,378	79,002	—	287,786

	608,269	38,378	98,554	—	745,201

Minority interest	—	—	1,725	—	1,725

Shareholders’ equity	629,094	745,647	434,118	(1,179,765)	629,094

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

Condensed Consolidating Statements of Cash Flows

For the three months ended January 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,968)	$9,019	$6,703	$—	$(2,246)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(5,211)	(3,474)	—	(8,685)
Proceeds on disposals of properties, plants and equipment	—	13,014	(80)	—	12,934

Net cash provided by (used in) investing activities	—	7,803	(3,554)	—	4,249

Cash flows from financing activities:
Proceeds from issuance of long-term debt	21,535	—	—	—	21,535
Payments on short-term borrowings	—	—	(3,731)	—	(3,731)
Dividends paid	(4,458)	—	—	—	(4,458)
Acquisition of treasury stock	(5,291)	—	—	—	(5,291)
Exercise of stock options	6,182	—	—	—	6,182

Net cash provided by (used in) financing activities	17,968	—	(3,731)	—	14,237

Effects of exchange rates on cash	—	—	1,789	—	1,789

Net increase in cash and cash equivalents	—	16,822	1,207	—	18,029
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$30,606	$25,532	$—	$56,138

For the three months ended January 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,545	$(12,175)	$7,351	$—	$(2,279)

Cash flows from investing activities:
Purchases of properties, plants and equipment	(1,822)	(5,446)	(2,503)	—	(9,771)
Proceeds on disposals of properties, plants and equipment	—	4,097	103	—	4,200

Net cash used in investing activities	(1,822)	(1,349)	(2,400)	—	(5,571)

Cash flows from financing activities:
Payments on long-term debt	(1,584)	—	(6,867)	—	(8,451)
Proceeds from short-term borrowings	—	—	2,854	—	2,854
Dividends paid	(3,816)	—	—	—	(3,816)
Acquisitions of treasury stock	(2)	—	—	—	(2)
Exercise of stock options	4,679	—	—	—	4,679

Net cash used in financing activities	(723)	—	(4,013)	—	(4,736)

Effects of exchange rates on cash	—	—	940	—	940

Net increase (decrease) in cash and cash equivalents	—	(13,524)	1,878	—	(11,646)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$12,897	$25,224	$—	$38,121

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements, which appear elsewhere in this Form 10-Q. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2005 or 2004, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

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

As of January 31, 2005, we owned approximately 281,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 35,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in our 2004 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of 281,000 acres at January 31, 2005, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberlands, which consisted of approximately 35,000 acres at January 31, 2005, did not have any depletion expense since they are not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 6 to the Notes to Consolidated Financial Statements included in our 2004 Form 10-K.

Pension and Postretirement Benefits. Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Notes 12 and 13 to the Notes to Consolidated Financial Statements included in our 2004 Form 10-K. The results would be different using other assumptions.

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

Our reserves for environmental liabilities at January 31, 2005 amounted to $9.2 million, which included a reserve of $4.8 million related to our facility in Lier, Belgium and $4.4 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.4 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2005. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in this Form 10-Q under “Forward-Looking Statements; Certain Factors Affecting Future Results” below. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2005 and 2004. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Overview

Net sales rose 24 percent to $582.6 million for the first quarter of 2005 from $468.9 million for the same quarter of 2004. Net sales increased approximately 21 percent excluding the impact of foreign currency translation. Higher selling prices, primarily in response to increased costs of steel and resin in the Industrial Packaging & Services segment and old corrugated containers (“OCC”) in the Paper, Packaging & Services segment, contributed to this improvement.

Operating profit before restructuring charges and timberland gains increased 68 percent to $31.3 million for the first quarter of 2005 compared with $18.6 million for the first quarter of 2004. There were $7.2 million and $15.3 million of restructuring charges and $8.1 million and $3.9 million of timberland gains during the first quarter of 2005 and 2004, respectively. GAAP operating profit was $32.2 million for the first quarter of 2005 compared with GAAP operating profit of $7.3 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended January 31,	2005	2004
Net Sales
Industrial Packaging & Services	$429,042	$337,391
Paper, Packaging & Services	148,205	125,294
Timber	5,317	6,175

Total net sales	$582,564	$468,860

Operating Profit
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$17,679	$8,851
Paper, Packaging & Services	9,591	5,353
Timber	4,007	4,396

Total operating profit before restructuring charges and timberland gains	31,277	18,600

Restructuring charges:
Industrial Packaging & Services	6,798	12,023
Paper, Packaging & Services	377	3,169
Timber	11	67

Total restructuring charges	7,186	15,259

Timberland gains:
Timber	8,072	3,934

Total operating profit	$32,163	$7,275

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first quarter of 2005 compared to the first quarter of 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;

•	Generally higher volumes for steel and plastic drums;

•	Benefits from transformation initiatives;

•	Higher raw material costs, especially steel and resin;

•	Restructuring charges; and

•	Foreign currency translation.

In this segment, net sales rose 27 percent to $429.0 million for the first quarter of 2005 from $337.4 million for the same period last year. Net sales increased 23 percent excluding the impact of foreign currency translation. Selling prices rose primarily in response to higher raw material costs, especially steel and resin, and sales volumes were generally higher for steel and plastic drums.

Operating profit before restructuring charges rose to $17.7 million for the first quarter of 2005 from $8.9 million for the same period a year ago. Restructuring charges were $6.8 million for the first quarter of 2005 compared with $12.0 million a year ago.

The Industrial Packaging & Services segment’s gross profit margin benefited from labor and other manufacturing efficiencies resulting from transformation initiatives, partially offset by higher raw material costs. GAAP operating profit was $10.9 million for the first quarter of 2005 compared with an operating loss of $3.2 million for the first quarter of 2004.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first quarter of 2005 compared to the first quarter of 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;

•	Higher raw material costs, especially OCC; and

•	Restructuring charges.

In this segment, net sales rose 18 percent to $148.2 million for the first quarter of 2005 from $125.3 million for the same period last year due to improved selling prices for this segment’s products.

Operating profit before restructuring charges was $9.6 million for the first quarter of 2005 compared with $5.4 million the prior year. Restructuring charges were $0.4 million for the first quarter of 2005 versus $3.2 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved selling prices, partially offset by higher raw material costs, particularly OCC, in the containerboard operations. GAAP operating profit was $9.2 million for the first quarter of 2005 compared with $2.2 million for the first quarter of 2004.

Timber

In the Timber segment, we own approximately 281,000 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 35,000 acres in Canada. The key factors influencing profitability in the first quarter of 2005 compared to the first quarter of 2004 in the Timber segment were:

•	Lower planned timber sales; and

•	Higher gain on sale of timberland.

Timber net sales were $5.3 million for the first quarter of 2005 compared with $6.2 million for the same period last year. As a result of the lower planned sales volume, operating profit before restructuring charges and timberland gains was $4.0 million for the first quarter of 2005 compared to $4.4 million a year ago. Restructuring charges were insignificant for the first quarter in both years. Timberland gains were $8.1 million for the first quarter of 2005 and $3.9 million for the same period last year. GAAP operating profit was $12.1 million for the first quarter of 2005 compared with $8.3 million for the first quarter of 2004.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 84.8 percent for the first quarter of 2005 from 85.2 percent for the first quarter of 2004. The principal factors impacting this reduction compared to a year ago were improved selling prices and efficiencies in labor and other manufacturing costs resulting from the ongoing transformation initiatives. Higher raw material costs partially offset these positive factors.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $59.7 million, or 10.3 percent of net sales, for the first quarter of 2005 compared to $51.0 million, or 10.9 percent of net sales, for the same period a year ago. The increase in SG&A expenses was primarily attributable to an increase in salaries and employee benefits (incentive compensation, medical and pension expenses). Overall, SG&A expenses were influenced by a $1.6 million negative foreign currency translation impact.

Restructuring Charges

Our transformation initiatives, which began in 2003, continue to enhance long-term organic sales growth, generate productivity improvements and achieve permanent cost reductions. As a result, we incurred restructuring charges of $60.7 million in 2003, $54.1 million in 2004, and $7.2 million during the first quarter of 2005. As previously disclosed, we expect a total of $15 million to $20 million in restructuring charges in 2005 related to transformation activities which had already begun prior to October 31, 2004.

As part of the transformation initiatives, we closed one company-owned plant (Industrial Packaging & Services segment) during the first quarter of 2005 and three company-owned plants (two in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first quarter of 2004. All of the plants were located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first quarter of 2005, we recorded restructuring charges of $7.2 million, consisting of $3.2 million in employee separation costs, $0.1 million in asset impairments, $1.1 in professional fees directly related to the transformation initiatives and $2.8 million in other costs. During the first quarter of 2004, we recorded restructuring charges of $15.3 million, consisting of $7.0 million in employee separation costs, $2.2 million in asset impairments, $4.6 million in professional fees directly related to the transformation initiatives and $1.5 million in other costs. The asset impairment charges related to the write-down to fair value of buildings and equipment based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,319 of which have been terminated as of January 31, 2005.

Upon completion of the transformation initiatives, we believe that annual contributions to earnings from these actions will be approximately $115 million.

For further information, see Note 8 – Restructuring Charges in the Notes to Consolidated Financial Statements included in this Form 10-Q.

Gain on Sale of Assets

Gain on sale of assets increased to $10.3 million in the first quarter of 2005 as compared to $4.1 million in the first quarter of 2004 primarily due to higher gains on sale of timber properties of $4.1 million and the gain on a facility sale that was included in net assets held for sale at October 31, 2004.

Interest Expense Net

Interest expense declined to $10.1 million for the first quarter of 2005 from $12.2 million for the same quarter last year. This reduction was primarily due to lower average debt outstanding during the first quarter of 2005 compared to the first quarter of 2004.

Other Income (Expense), Net

Other income (expense), net decreased $1.0 million the first quarter of 2005 as compared to the first quarter of 2004 primarily due to net losses on foreign currency transactions.

Income Tax Expense (Benefit)

The effective tax rate was 28.0% and 30.8% in the first quarter of 2005 and 2004, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.2 million for the first quarter of 2005 as compared to a negative $0.1 million in the same period of 2004.

Net Income (Loss)

Based on the foregoing, we recorded net income of $15.1 million for the first quarter of 2005 compared to a net loss of $3.4 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility, sale of our European accounts receivable and borrowings under our Senior Secured Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility and borrowings under our Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first quarter of 2005, we invested $8.7 million in capital expenditures compared with capital expenditures of $7.1 million, excluding timberland purchases of $2.7 million, during the same period last year. There were no timberland purchases during the first quarter of 2005.

We expect capital expenditures to be approximately $75 million in 2005, which would be approximately $25 million below our anticipated depreciation expense of approximately $100 million.

Balance Sheet Changes

The $44.7 million reduction in trade accounts receivable was primarily due to lower net sales in the first quarter of 2005 compared to the fourth quarter of 2004, the sale of certain European accounts receivable and improved collection efforts, partially offset by the impact of foreign currency translation.

The $21.0 million increase in inventories was primarily due to higher raw material costs coupled with the impact of foreign currency translation.

Properties, plants and equipment, net decreased $5.6 million primarily due to depreciation expense ($23.6 million) and depletion expense ($0.3 million) partially offset by the impact of foreign currency translation and the first quarter of 2005 capital expenditures.

The $36.3 million decrease in accounts payable was mostly due to lower cost of products sold in the first quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments made to our suppliers, partially offset by higher raw material costs.

Accrued payroll and employee benefits were lower primarily due to the timing of the annual bonus and long-term incentive accruals, which were accrued at October 31, 2004 and paid during the first quarter of 2005, and timing of other employee-related accruals.

Long-term debt increased $19.6 million due to weak operating cash flows in the first quarter of 2005, partially offset by the sale of certain accounts receivable in Europe.

Borrowing Arrangements

Senior Secured Credit Agreement

As of March 2, 2005, we and certain of our international subsidiaries entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of lenders. Proceeds from the Credit Agreement were used to refinance amounts outstanding under the Senior Secured Credit Agreement, discussed in the next paragraph. A more detailed discussion of the Credit Agreement follows the discussion of the Senior Secured Credit Agreement.

On August 23, 2002, we and certain of our international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement with a syndicate of lenders (the “Senior Secured Credit Agreement”). The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes. On February 11, 2004, we amended our term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million, and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility, which was permanently reduced to $230 million. Interest was based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that was reset periodically plus a calculated margin amount. As of January 31, 2005, $65.0 million and $64.8 million were outstanding under the term loan and revolving multicurrency credit facility, respectively.

The Senior Secured Credit Agreement contained certain covenants, which included financial covenants that required us to maintain a certain leverage ratio, a minimum coverage of interest expense and fixed charges, and a minimum net worth. The leverage ratio generally required that at the end of any fiscal quarter we would not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents plus aggregate cash proceeds received from an unrelated third party from a financing pursuant to a permitted receivables transaction to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense, income taxes, extraordinary gains and losses, deferred financing gains and losses in connection with the early extinguishment of indebtedness, equity in earnings of affiliates and minority interests and non-recurring items for the last twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally required that at the end of any fiscal quarter we would not permit the ratio of (a) our EBITDA to (b) our interest expense plus capital expenditures (excluding timberland purchases), capitalized interest, scheduled principal payments and cash tax expense less taxes paid on asset sales over the last twelve months to be less than 1.2 to 1. The interest coverage ratio generally required that at the end of any fiscal quarter we would not permit the ratio of (a) our EBITDA to (b) our interest expense for the last twelve months to be less than 3 to 1. The minimum net worth covenant required that we would not permit our consolidated net worth (calculated by excluding net gains resulting from asset sales (other than sales of timber assets) at the end of any quarter to be less than (a) $500 million plus (b) 50 percent of the sum of positive consolidated net income for each quarter beginning with the first quarter after the original closing date (March 2001) plus (c) 100 percent of the net cash proceeds received after the original closing date for each issuance of equity interests. At January 31, 2005, we were in compliance with these covenants. For more information on the actual covenant calculations, see the Amended and Restated Senior Secured Credit Agreement filed on Form 8-K dated August 28, 2002. The terms of the Senior Secured Credit Agreement limited our ability to make “restricted payments,” which included dividends and purchases, redemptions and acquisitions of equity interests. The repayment of this facility was secured by a first lien on substantially all of the personal property and certain of the real property of Greif and its United States subsidiaries and, in part, by the capital stock of the international borrowers and any intercompany notes payable to them.

Credit Agreement

As of March 2, 2005, we and certain of our international subsidiaries, as borrowers, entered into a $350 million Credit Agreement with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement. Interest is based on either a eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. On March 3, 2005, $189.4 million was borrowed under the revolving multicurrency credit facility in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents plus aggregate cash proceeds received from an unrelated third party from a financing pursuant to a permitted receivables transaction to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“New EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our New EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On March 3, 2005, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers. However, in the event that we receive an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request that such collateral be released.

A debt extinguishment charge of $2.8 million will be recorded during the second quarter of 2005.

8 7/8 percent Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of January 31, 2005, there was a total of $252.8 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2005, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of January 31, 2005, there was a total of $83.5 million outstanding under the trade accounts receivable credit facility.

The trade accounts receivable credit facility provides that in the event we breach any of our financial covenants under the Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then we must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Sale of European Accounts Receivable

To further reduce borrowing costs, we entered into an arrangement to sell on a regular basis up to €55 million ($72 million at January 31, 2005) of certain European accounts receivable of our European subsidiaries to a major international bank. As part of this arrangement, we received proceeds of $54.4 million from the sale of such accounts receivable in the fourth quarter of 2004. We will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Contractual Obligations

As of January 31, 2005, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$477	$—	$65	$148	$264
Short-term borrowings	9	9	—	—	—
Non-cancelable operating leases	65	13	24	13	15

Total contractual cash obligations	$551	$22	$89	$161	$279

Stock Repurchase Program

In February 1999, our Board of Directors authorized us to purchase up to one million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing (the “Common Stock”). During the first three months of 2005, we repurchased 100,000 shares of Class B Common Stock. As of January 31, 2005, we had repurchased 864,680 shares, including 486,476 shares of Class A Common Stock and 378,204 shares of Class B Common Stock. The total cost of the shares repurchased from 1999 through January 31, 2005 was $28.0 million.

On February 28, 2005, the Board of Directors authorized us to repurchase an additional one million shares of our Common Stock.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This revised Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (August 1, 2005 for us). This revised Statement will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply this revised Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosures. For periods before the required effective date, we have elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123. Adoption of this Statement is expected to result in a $0.3 million compensation cost in the consolidated statements of operations for the fourth quarter of 2005.

Forward-Looking Statements; Certain Factors Affecting Future Results

All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe”, “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that could cause a difference include, but are not limited to: general economic and business conditions, including a prolonged or substantial economic downturn; changing trends and demands in the industries in which we compete, including industry over-capacity; industry competition; the continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products; political instability in those foreign countries where we manufacture and sell our products; foreign currency fluctuations and devaluations; availability and costs of raw materials for the manufacture of our products, particularly steel, resins, pulpwood, old corrugated containers for recycling and containerboard, and price fluctuations in energy costs; costs associated with litigation or claims against us pertaining to environmental, safety and health, product liability and other matters; work stoppages and other labor relations matters; property loss resulting from wars, acts of terrorism, or natural disasters; the frequency and volume of sales of our timber and timberland; and the deviation of actual results from the estimates and/or assumptions used by us in the application of our significant accounting policies. These and other risks and uncertainties that could materially affect our consolidated financial results are further discussed in our filings with the Securities and Exchange Commission, including our Form 10-K for the year ended October 31, 2004. We assume no obligation to update any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about the Company’s market risk from the disclosures contained in the Company’s Form 10-K for the year ended October 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held its Annual Meeting of Stockholders on February 28, 2005.

(b)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulations:

	For	Against
Vicki L. Avril	11,604,036	2,022
Charles R. Chandler	11,568,990	37,068
Michael H. Dempsey	11,568,290	37,768
Michael J. Gasser	11,596,050	10,008
Daniel J. Gunsett	11,567,890	38,168
Judith D. Hook	11,566,990	39,068
Patrick J. Norton	11,604,536	1,522
David J. Olderman	11,603,636	2,422
William B. Sparks, Jr.	11,594,850	11,208

(c)	The 2005 Outside Directors Equity Award Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

For	Against	Abstain	Broker Non-Votes
10,222,570	122,653	9,880	1,250,955

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.)	Exhibits

Exhibit No.	Description of Exhibit
10.1	$350,000,000 Credit Agreement, dated as of March 2, 2005, among Greif, Inc., Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Greif (UK) Ltd., Greif International Holdings B.V., and Greif Australia Pty. Ltd., as borrowers, and various lending institutions with Deutsche Bank AG, New York Branch, as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

(b.)	Reports on Form 8-K.

On November 4, 2004, the Company filed a Form 8-K describing an amendment, dated October 29, 2004, to its Amended and Restated Senior Secured Credit Agreement.

On January 10, 2005, the Company filed a Form 8-K describing the grant of stock options to certain employees under the 2001 Management Equity Incentive and Compensation Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 7, 2005	/s/ Donald S. Huml
Donald S. Huml, Chief Financial
Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended January 31, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	$350,000,000 Credit Agreement, dated as of March 2, 2005, among Greif, Inc., Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Greif (UK) Ltd., Greif International Holdings B.V., and Greif Australia Pty. Ltd., as borrowers, and various lending institutions with Deutsche Bank AG, New York Branch, as administrative agent.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.