Form 10-Q
period 2005-04-30
GREIF INC
filed 2005-06-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on April 30, 2005 was as follows:

Class A Common Stock	11,537,381 shares
Class B Common Stock	11,561,189 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net sales	$612,960	$542,189	$1,195,524	$1,011,049
Cost of products sold	515,042	452,928	1,008,880	852,338

Gross profit	97,918	89,261	186,644	158,711

Selling, general and administrative expenses	56,068	55,745	115,789	106,770
Restructuring charges	10,621	12,278	17,807	27,537
Gain on sale of assets	4,194	1,122	14,538	5,231

Operating profit	35,423	22,360	67,586	29,635

Interest expense, net	10,693	10,716	20,786	22,963
Debt extinguishment charge	2,828	—	2,828	—
Other income, net	1,973	694	1,207	916

Income before income tax expense and equity in earnings of affiliates and minority interests	23,875	12,338	45,179	7,588

Income tax expense	7,001	3,800	12,966	2,337
Equity in earnings of affiliates and minority interests	(107)	(89)	(310)	(168)

Net income	$16,767	$8,449	$31,903	$5,083

Basic earnings per share:
Class A Common Stock	$0.58	$0.30	$1.12	$0.18
Class B Common Stock	$0.88	$0.45	$1.67	$0.27

Diluted earnings per share:
Class A Common Stock	$0.57	$0.30	$1.09	$0.18
Class B Common Stock	$0.88	$0.45	$1.67	$0.27

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	April 30, 2005	October 31, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$52,029	$38,109
Trade accounts receivable – less allowance of $8,972 in 2005 and $11,454 in 2004	282,564	307,750
Inventories	222,149	191,457
Net assets held for sale	14,630	14,753
Deferred tax assets	5,738	6,636
Other current assets	66,567	53,977

	643,677	612,682

Long-term assets
Goodwill	235,853	237,803
Other intangible assets, net of amortization	25,454	27,524
Other long-term assets	56,363	54,547

	317,670	319,874

Properties, plants and equipment
Timber properties, net of depletion	130,263	129,141
Land	69,522	68,349
Buildings	322,978	321,183
Machinery and equipment	860,804	851,800
Capital projects in progress	42,404	37,192

	1,425,971	1,407,665
Accumulated depreciation	(568,957)	(526,983)

	857,014	880,682

	$1,818,361	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2005	October 31, 2004
	(Unaudited)
Current liabilities
Accounts payable	$241,930	$281,265
Accrued payrolls and employee benefits	41,913	49,633
Restructuring reserves	14,252	17,283
Short-term borrowings	23,506	11,621
Other current liabilities	77,369	77,416

	398,970	437,218

Long-term liabilities
Long-term debt	466,215	457,415
Deferred tax liability	149,177	148,639
Pension liability	46,420	44,036
Postretirement benefit liability	49,401	48,667
Other long-term liabilities	34,583	46,444

	745,796	745,201

Minority interest	1,290	1,725

Shareholders’ equity
Common stock, without par value	41,147	27,382
Treasury stock, at cost	(69,438)	(65,360)
Retained earnings	734,773	711,919
Accumulated other comprehensive income (loss):
- foreign currency translation	13,627	5,655
- interest rate derivatives	(4,399)	(7,097)
- minimum pension liability	(43,405)	(43,405)

	672,305	629,094

	$1,818,361	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the six months ended April 30,	2005	2004
Cash flows from operating activities:
Net income	$31,903	$5,083
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	50,174	52,807
Asset impairments	3,896	2,252
Deferred income taxes	2,832	3,851
Gain on disposals of properties, plants and equipment, net	(14,538)	(5,231)
Equity in earnings of affiliates, net of dividends received, and minority interests	310	(1,328)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	25,041	(8,200)
Inventories	(30,829)	8,153
Other current assets	(12,609)	(5,615)
Other long-term assets	(200)	(6,674)
Accounts payable	(39,254)	(2,167)
Accrued payroll and employee benefits	(7,720)	(8,423)
Restructuring reserves	(3,031)	2,939
Other current liabilities	(7)	(11,502)
Postretirement benefit liability	3,118	179
Other long-term liabilities	(12,362)	(4,607)

Net cash (used in) provided by operating activities	(3,276)	21,517

Cash flows from investing activities:
Purchases of properties, plants and equipment	(26,200)	(28,096)
Proceeds on disposals of properties, plants and equipment	17,687	5,666

Net cash used in investing activities	(8,513)	(22,430)

Cash flows from financing activities:
Proceeds from (payments on) long-term debt	11,217	(21,952)
Proceeds from short-term borrowings	12,880	4,252
Dividends paid	(9,049)	(7,774)
Acquisitions of treasury stock	(5,291)	(29)
Exercise of stock options	14,767	6,166

Net cash provided by (used in) financing activities	24,524	(19,337)

Effects of exchange rates on cash	1,185	75

Net increase (decrease) in cash and cash equivalents	13,920	(20,175)
Cash and cash equivalents at beginning of period	38,109	49,767

Cash and cash equivalents at end of period	$52,029	$29,592

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2005 and October 31, 2004 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2005 and 2004 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2004 (the “2004 Form 10-K”).

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

Stock-Based Compensation

At April 30, 2005, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income as reported	$16,767	$8,449	$31,903	$5,083
Deduct total stock option expense determined under fair value method, net of tax	331	467	604	944

Pro forma net income	$16,436	$7,982	$31,299	$4,139

Earnings per share:

Class A Common Stock:
Basic – as reported	$0.58	$0.30	$1.12	$0.18
Basic – pro forma	$0.57	$0.28	$1.10	$0.15
Diluted – as reported	$0.57	$0.30	$1.09	$0.18
Diluted – pro forma	$0.56	$0.28	$1.07	$0.15

Class B Common Stock:
Basic – as reported	$0.88	$0.45	$1.67	$0.27
Basic – pro forma	$0.86	$0.42	$1.63	$0.22
Diluted – as reported	$0.88	$0.45	$1.67	$0.27
Diluted – pro forma	$0.86	$0.42	$1.63	$0.22

NOTE 2 – RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, based on a new rule by the Securities and Exchange Commission, companies are allowed to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (November 1, 2005 for the Company). SFAS No. 123R will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, the Company has elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123R. Adoption of SFAS No. 123R is expected to result in compensation cost of approximately $1.0 million in the consolidated statements of income in 2006, assuming no additional stock options are granted during 2005 or 2006.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

To further reduce borrowing costs, the Company entered into an arrangement to sell on a regular basis up to €55 million ($70.8 million at April 30, 2005) of certain outstanding accounts receivable of its European subsidiaries to a major international bank. At April 30, 2005, €42.9 million ($55.2 million) of accounts receivable were sold under this arrangement. The Company will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30, 2005	October 31, 2004
Finished goods	$66,446	$60,615
Raw materials and work-in-process	190,993	168,477

	257,439	229,092
Reduction to state inventories on last-in, first-out basis	(35,290)	(37,635)

	$222,149	$191,457

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of April 30, 2005, there were 10 facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete these sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has performed the required impairment tests and has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the six-month period ended April 30, 2005 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2004	$204,975	$32,828	$237,803
Goodwill adjustments	(1,510)	—	(1,510)
Currency translation	(440)	—	(440)

Balance at April 30, 2005	$203,025	$32,828	$235,853

The goodwill adjustment was recorded during the second quarter of 2005 to recognize a deferred tax asset related to Van Leer Industrial Packaging prior to its acquisition by the Company in 2001.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of April 30, 2005 and October 31, 2004 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2005:
Trademarks and patents	$18,077	$6,727	$11,350
Non-compete agreements	9,525	8,561	964
Customer relationships	7,425	748	6,677
Other	10,417	3,954	6,463

Total	$45,444	$19,990	$25,454

October 31, 2004:
Trademarks and patents	$18,077	$6,043	$12,034
Non-compete agreements	9,525	7,731	1,794
Customer relationships	7,425	458	6,967
Other	10,417	3,688	6,729

Total	$45,444	$17,920	$27,524

During the first six months of 2005, there were no acquisitions of other intangible assets. Amortization expense for the six months ended April 30, 2005 and 2004 was $2.1 million and $2.0 million, respectively. Amortization expense for the next five years is expected to be $3.7 million in 2005, $3.0 million in 2006, $2.5 million in 2007, $2.5 million in 2008 and $2.4 million in 2009.

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

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net sales	$3,784	$4,259	$7,522	$8,191
Gross profit	$592	$928	$1,176	$1,806
Net income	$276	$157	$549	$296

NOTE 8 – RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, which continue to enhance long-term organic sales growth, generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003 and $54.1 million in 2004, and $14.0 million during the first six months of 2005 related to the transformation initiatives. As previously disclosed, the Company expects a total of $15 million to $20 million in restructuring charges in 2005 related to transformation activities already begun prior to October 31, 2004. However, the Company is continuing to evaluate future rationalization options based on the progress of the transformation initiatives to-date.

As part of the transformation initiatives, the Company closed two company-owned plants (Industrial Packaging & Services segment) during the first six months of 2005 and four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first six months of 2004. All of the plants were located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first six months of 2005, the Company recorded restructuring charges of $14.0 million, consisting of $7.0 million in employee separation costs, $0.1 million in asset impairments, $2.3 in professional fees directly related to the transformation initiatives and $4.6 million in other restructuring costs. During the second quarter of 2005, the Company also recorded $3.8 million of restructuring charges related to the impairment of two facilities, which are currently held for sale, that were closed during previous restructuring programs. During the first six months of 2004, the Company recorded restructuring charges of $27.5 million, consisting of $9.0 million in employee separation costs, $2.3 million in asset impairments, $12.1 million in professional fees directly related to the transformation initiatives and $4.1 million in other restructuring costs. The asset impairment charges, related to the write-down to fair value of buildings and equipment, were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,445 of which have been terminated as of April 30, 2005.

For each business segment, costs incurred in 2005, the cumulative amounts incurred from the start of the transformation initiatives through April 30, 2005 and total costs expected to be incurred in connection with the transformation initiatives are as follows (Dollars in thousands):

	Amounts Incurred in the Current Period	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$6,630	$51,173	$51,173
Asset impairments	153	9,821	9,821
Professional fees	1,684	24,021	25,654
Other restructuring costs	4,362	20,713	24,513

	12,829	105,728	111,161

Paper, Packaging & Services:
Employee separation costs	406	7,409	7,409
Asset impairments	—	5,340	5,340
Professional fees	566	5,742	6,291
Other restructuring costs	235	4,121	4,121

	1,207	22,612	23,161

Timber:
Employee separation costs	6	160	160
Asset impairments	—	39	39
Professional fees	19	224	242
Other restructuring costs	3	162	162

	28	585	603

Total	$14,064	$128,925	$134,925

Following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2005 (Dollars in thousands):

	Balance at October 31, 2004	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at April 30, 2005
Cash charges:
Employee separation costs	$15,230	$6,316	$8,928	$12,618
Other restructuring costs	2,053	7,595	8,014	1,634

	17,283	13,911	16,942	14,252
Non-cash charges:
Asset impairments	—	3,896	3,896	—

Total	$17,283	$17,807	$20,838	$14,252

NOTE 9 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2005	October 31, 2004
Credit Agreement	$129,390	$—
Senior Secured Credit Agreement	—	81,398
8 7/8 percent Senior Subordinated Notes	249,867	253,960
Trade accounts receivable credit facility	86,958	103,857
Other long-term debt	—	18,200

	$466,215	$457,415

Credit Agreement

As of March 2, 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement, which is described in the next section. Interest is based on a Eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. As a result, a debt extinguishment charge of $2.8 million was recorded during the second quarter of 2005.

On March 3, 2005, $189.4 million was borrowed under the revolving multicurrency credit facility in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of April 30, 2005, $129.4 million was outstanding under the revolving multicurrency credit facility.

Senior Secured Credit Agreement

On August 23, 2002, the Company and certain international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”) with a syndicate of lenders, which was replaced on March 2, 2005, as described above. A portion of the proceeds from the Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million senior secured credit agreement. The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes. On February 11, 2004, the Company amended its term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility, which was permanently reduced to $230 million. Interest was based on either a London InterBank Offered Rate (“LIBOR”) or an alternative base rate that was reset periodically plus a calculated margin amount.

Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. At April 30, 2005, the outstanding balance of $249.9 million included gains on fair value hedges the Company had in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

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

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s United States trade accounts receivable. The credit facility is secured by certain of the Company’s United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (2.85 percent interest rate as of April 30, 2005). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of April 30, 2005, there was a total of $87.0 million outstanding under the trade accounts receivable credit facility.

NOTE 10 – FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $290 million at April 30, 2005 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 5.93 percent over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. A net liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $4.4 million ($2.9 million, net of tax) at April 30, 2005 was recorded.

At April 30, 2005, the Company had outstanding foreign currency forward contracts in the notional amount of $33.7 million. The fair value of these contracts at April 30, 2005 resulted in a loss of $0.5 million recorded in the consolidated statements of income. The purpose of these contracts is to hedge the Company’s short-term intercompany loan balances with its international businesses.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2005:
Class A Common Stock	32,000,000	21,140,960	11,537,381	9,603,579
Class B Common Stock	17,280,000	17,280,000	11,561,189	5,718,811

October 31, 2004:
Class A Common Stock	32,000,000	21,140,960	11,025,466	10,115,494
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811

NOTE 12 – DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Class A Common Stock	$0.16	$0.14	$0.32	$0.28
Class B Common Stock	$0.24	$0.21	$0.47	$0.41

NOTE 13 – CALCULATION OF EARNINGS PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Class A Common Stock:
Basic shares	11,377,891	10,783,122	11,248,592	10,701,627
Assumed conversion of stock options	435,858	238,269	387,701	234,908

Diluted shares	11,813,749	11,021,391	11,636,293	10,936,535

Class B Common Stock:
Basic and diluted shares	11,561,189	11,661,789	11,600,974	11,661,892

There were no stock options and 12,000 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2005, respectively, and 20,000 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2004.

NOTE 14 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net income	$16,767	$8,449	$31,903	$5,083
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,716)	6,541	7,972	4,765
Change in market value of interest rate derivatives, net of tax	1,017	2,283	2,698	2,668
Minimum pension liability adjustment, net of tax	—	—	—	(497)

Comprehensive income	$15,068	$17,273	$42,573	$12,019

NOTE 15 – RETIREMENT PLANS AND POSTRETIREMENT HEALTHCARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Service cost	$3,169	$3,070	$6,334	$6,140
Interest cost	6,608	6,110	13,227	12,221
Expected return on plan assets	(7,383)	(7,069)	(14,770)	(14,138)
Amortization of prior service cost, initial net asset and net actuarial gain	1,161	749	2,324	1,498

	$3,555	$2,860	$7,115	$5,721

The Company made $8.8 million in pension contributions in the first half of 2005. Based on minimum funding requirements, $16.6 million of pension contributions are estimated for the entire 2005 fiscal year.

The components of net periodic cost for postretirement healthcare and life insurance benefits include the following (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Service cost	$6	$15	$11	$29
Interest cost	784	833	1,571	1,666
Amortization of net prior service cost and recognized actuarial loss	(57)	(31)	(116)	(63)

	$733	$817	$1,466	$1,632

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

Operations in the Timber segment involve the management and sale of timber in the southeastern United States (approximately 281,000 acres of timberland were owned at April 30, 2005). The Company also owns approximately 35,000 acres of timberland in Canada, which are not actively managed at this time. In May 2005, the Company completed the first phase of the sale of 56,000 acres of timberland, timber and associated assets for approximately $90 million, subject to closing adjustments. In this first phase, 35,000 acres of the Company’s timberland holdings in Florida, Georgia and Alabama were sold for approximately $51 million in the third quarter of 2005. The second phase of this transaction is expected to occur in several installments during 2006. For further information, see Note 18 – Subsequent Event.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2004 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net sales:
Industrial Packaging & Services	$458,404	$399,689	$887,446	$737,080
Paper, Packaging & Services	150,034	138,043	298,239	263,337
Timber	4,522	4,457	9,839	10,632

Total net sales	$612,960	$542,189	$1,195,524	$1,011,049

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$29,411	$27,760	$47,090	$36,611
Paper, Packaging & Services	10,372	2,435	19,963	7,788
Timber	2,868	3,079	6,875	7,475

Operating profit before restructuring charges and timberland gains	42,651	33,274	73,928	51,874

Restructuring charges:
Industrial Packaging & Services	8,809	9,540	15,607	21,563
Paper, Packaging & Services	1,764	2,665	2,141	5,834
Timber	48	73	59	140

Total restructuring charges	10,621	12,278	17,807	27,537

Timberland gains:
Timber	3,393	1,364	11,465	5,298

Total	$35,423	$22,360	$67,586	$29,635

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$16,176	$17,019	$32,312	$34,078
Paper, Packaging & Services	8,322	8,486	16,774	17,311
Timber	694	592	1,088	1,418

Total depreciation, depletion and amortization expense	$25,192	$26,097	$50,174	$52,807

	April 30, 2005	October 31, 2004
Assets:
Industrial Packaging & Services	$1,223,950	$1,201,689
Paper, Packaging & Services	291,556	303,245
Timber	142,741	130,688

Total segment	1,658,247	1,635,622
Corporate and other	160,114	177,616

Total assets	$1,818,361	$1,813,238

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004
Net sales:
North America	$332,515	$305,470	$649,691	$573,494
Europe	191,316	159,001	367,486	291,947
Other	89,129	77,718	178,347	145,608

Total net sales	$612,960	$542,189	$1,195,524	$1,011,049

The following table presents total assets by geographic area (Dollars in thousands):

	April 30, 2005	October 31, 2004
Assets:
North America	$1,151,074	$1,136,781
Europe	436,918	469,094
Other	230,369	207,363

Total assets	$1,818,361	$1,813,238

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

On November 1, 2004, the Company restructured certain of its United States operations and subsidiaries. As a result, the condensed consolidating financial statements at April 30, 2005 and for the three-month and six-month periods ended April 30, 2005 reflect these changes.

Presented below are condensed consolidating financial statements of the Parent, the Guarantor Subsidiaries and the non-Guarantor Subsidiaries at April 30, 2005 and October 31, 2004, and for the three-month and six-month periods ended April 30, 2005 and 2004. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Income

For the three months ended April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,326	$328,866	$311,844	$(29,076)	$612,960
Cost of products sold	994	279,135	263,989	(29,076)	515,042

Gross profit	332	49,731	47,855	—	97,918

Selling, general and administrative expenses	304	30,650	25,114	—	56,068
Restructuring charges	—	4,670	5,951	—	10,621
Gain on sale of assets	—	3,029	1,165	—	4,194

Operating profit	28	17,440	17,955	—	35,423

Interest expense, net	—	8,707	1,986	—	10,693
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	4	(3,494)	5,463	—	1,973

Income before income tax expense and equity in earnings of affiliates and minority interests	32	2,411	21,432	—	23,875

Income tax expense	9	754	6,238	—	7,001
Equity in earnings of affiliates and minority interests	16,744	—	(107)	(16,744)	(107)

Net income (loss)	$16,767	$1,657	$15,087	$(16,744)	$16,767

For the six months ended April 30, 2005
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,592	$646,223	$607,240	$(60,531)	$1,195,524
Cost of products sold	1,929	551,509	515,973	(60,531)	1,008,880

Gross profit	663	94,714	91,267	—	186,644

Selling, general and administrative expenses	605	60,733	54,451	—	115,789
Restructuring charges	—	9,155	8,652	—	17,807
Gain on sale of assets	—	13,453	1,085	—	14,538

Operating profit	58	38,279	29,249	—	67,586

Interest expense, net	—	17,682	3,104	—	20,786
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	6	(6,542)	7,743	—	1,207

Income before income tax expense and equity in earnings of affiliates and minority interests	64	11,227	33,888	—	45,179

Income tax expense	18	3,222	9,726	—	12,966
Equity in earnings of affiliates and minority interests	31,857	—	(310)	(31,857)	(310)

Net income (loss)	$31,903	$8,005	$23,852	$(31,857)	$31,903

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Income

For the Three months ended April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$168,899	$152,821	$284,337	$(63,868)	$542,189
Cost of products sold	144,371	132,585	239,840	(63,868)	452,928

Gross profit	24,528	20,236	44,497	—	89,261

Selling, general and administrative expenses	23,002	5,643	27,100	—	55,745
Restructuring charges	1,841	9,583	854	—	12,278
Gain on sale of assets	—	882	240	—	1,122

Operating profit (loss)	(315)	5,892	16,783	—	22,360

Interest expense, net	9,346	425	945	—	10,716
Other income (expense), net (1)	(10,153)	9,735	1,112	—	694

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(19,814)	15,202	16,950	—	12,338

Income tax expense (benefit)	(6,102)	4,682	5,220	—	3,800
Equity in earnings of affiliates and minority interests	22,161	—	(89)	(22,161)	(89)

Net income (loss)	$8,449	$10,520	$11,641	$(22,161)	$8,449

For the Six months ended April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$322,689	$283,979	$524,091	$(119,710)	$1,011,049
Cost of products sold	280,059	245,141	446,848	(119,710)	852,338

Gross profit	42,630	38,838	77,243	—	158,711

Selling, general and administrative expenses	47,961	9,443	49,366	—	106,770
Restructuring charges	5,049	18,991	3,497	—	27,537
Gain on sale of assets	—	4,901	330	—	5,231

Operating profit (loss)	(10,380)	15,305	24,710	—	29,635

Interest expense, net	19,518	1,489	1,956	—	22,963
Other income (expense), net (1)	(19,042)	14,614	5,344	—	916

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(48,940)	28,430	28,098	—	7,588

Income tax expense (benefit)	(15,073)	8,756	8,654	—	2,337
Equity in earnings of affiliates and minority interests	38,950	—	(168)	(38,950)	(168)

Net income (loss)	$5,083	$19,674	$19,276	$(38,950)	$5,083

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$25,440	$26,589	$—	$52,029
Trade accounts receivable	805	138,190	143,569	—	282,564
Inventories	282	65,655	156,212	—	222,149
Other current assets	1,826	16,878	68,231	—	86,935

	2,913	246,163	394,601	—	643,677

Long-term assets
Goodwill and other intangible assets	—	141,526	119,781	—	261,307
Other long-term assets	1,101,769	614,353	13,768	(1,673,527)	56,363

	1,101,769	755,879	133,549	(1,673,527)	317,670

Properties, plants and equipment, net	2,009	575,760	279,245	—	857,014

	$1,106,691	$1,577,802	$807,395	$(1,673,527)	$1,818,361

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$92	$101,335	$140,503	$—	$241,930
Short-term borrowings	—	—	23,506	—	23,506
Other current liabilities	4,663	21,106	107,765	—	133,534

	4,755	122,441	271,774	—	398,970

Long-term liabilities
Long-term debt	429,527	—	36,688	—	466,215
Other long-term liabilities	104	199,955	79,522	—	279,581

	429,631	199,955	116,210	—	745,796

Minority interest	—	35	1,255	—	1,290

Shareholders’ equity	672,305	1,255,371	418,156	(1,673,527)	672,305

	$1,106,691	$1,577,802	$807,395	$(1,673,527)	$1,818,361

October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,784	$24,325	$—	$38,109
Trade accounts receivable	87,737	62,196	157,817	—	307,750
Inventories	11,626	49,328	130,503	—	191,457
Other current assets	16,320	8,913	50,133	—	75,366

	115,683	134,221	362,778	—	612,682

Long-term assets
Goodwill and other intangible assets	113,291	28,556	123,480	—	265,327
Other long-term assets	808,519	399,106	26,687	(1,179,765)	54,547

	921,810	427,662	150,167	(1,179,765)	319,874

Properties, plants and equipment, net	231,337	360,376	288,969	—	880,682

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,990	$86,895	$167,380	$—	$281,265
Short-term borrowings	—	—	11,621	—	11,621
Other current liabilities	4,477	51,339	88,516	—	144,332

	31,467	138,234	267,517	—	437,218

Long-term liabilities
Long-term debt	437,863	—	19,552	—	457,415
Other long-term liabilities	170,406	38,378	79,002	—	287,786

	608,269	38,378	98,554	—	745,201

Minority interest	—	—	1,725	—	1,725

Shareholders’ equity	629,094	745,647	434,118	(1,179,765)	629,094

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

Condensed Consolidating Statements of Cash Flows

For the six months ended April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,644)	$3,893	$4,475	$—	$(3,276)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(8,857)	(17,343)	—	(26,200)
Proceeds on disposals of properties, plants and equipment	—	16,620	1,067	—	17,687

Net cash provided by (used in) investing activities	—	7,763	(16,276)	—	(8,513)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	11,217	—	—	—	11,217
Proceeds on short-term borrowings	—	—	12,880	—	12,880
Other, net	427	—	—	—	427

Net cash provided by financing activities	11,644	—	12,880	—	24,524

Effects of exchange rates on cash	—	—	1,185	—	1,185

Net increase in cash and cash equivalents	—	11,656	2,264	—	13,920
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$25,440	$26,589	$—	$52,029

For the six months ended April 30, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$30,450	$(14,719)	$5,786	$—	$21,517
Cash flows from investing activities:
Purchases of properties, plants and equipment	(6,861)	(12,853)	(8,382)	—	(28,096)
Proceeds on disposals of properties, plants and equipment	—	5,666	—	—	5,666

Net cash used in investing activities	(6,861)	(7,187)	(8,382)	—	(22,430)

Cash flows from financing activities:
Payments on long-term debt	(21,952)	—	—	—	(21,952)
Proceeds from short-term borrowings	—	—	4,252	—	4,252
Other, net	(1,637)	—	—	—	(1,637)

Net cash provided by (used in) financing activities	(23,589)	—	4,252	—	(19,337)

Effects of exchange rates on cash	—	—	75	—	75

Net increase (decrease) in cash and cash equivalents	—	(21,906)	1,731	—	(20,175)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$4,515	$25,077	$—	$29,592

NOTE 18 – SUBSEQUENT EVENT

On March 28, 2005, Soterra LLC (a wholly owned subsidiary of the Company) entered into two Real Estate Purchase and Sale Agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate purchase price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, on May 23, 2005, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama and the purchase price of approximately $51 million was paid in the form of cash and a purchase note (the “Purchase Note”). The remaining acres will be sold in several installments during 2006. The Company will recognize significant timberland gains in its consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly-owned subsidiaries, issued $43 million 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”). In connection with the sale thereof, STA Timber entered into Note Purchase Agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note in the principal amount of $50.9 million dated May 31, 2005, issued by Timberlands SPE, L.L.C. (the “Payor”) payable to the order of Soterra LLC and contributed and assigned to STA Timber. The Payor is an indirect subsidiary of Plum Creek. The proceeds from the sale of the Monetization Notes will be used for general corporate purposes, including the repayment of indebtedness.

The Monetization Notes (as well as the Purchase Note) are also secured by the Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.

Neither Greif, Inc. nor any of its other consolidated subsidiaries have extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, neither Greif, Inc. nor any of its other consolidated subsidiaries will become directly or contingently liable for the payment of the Monetization Notes at any time.

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

As of April 30, 2005, we owned approximately 281,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 35,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. During May 2005, after the end of the second quarter, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for approximately $51 million as part of a $90 million transaction. For further information, see Liquidity and Capital Resources — Real Estate Transactions; Monetization Notes.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of 281,000 acres at April 30, 2005, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberlands, which consisted of approximately 35,000 acres at April 30, 2005, did not have any depletion expense since they are not actively managed at this time.

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

Our reserves for environmental liabilities at April 30, 2005 amounted to $9.0 million, which included a reserve of $4.9 million related to our facility in Lier, Belgium and $4.1 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.1 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2005. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2005 and 2004. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Second Quarter Results

Overview

Net sales rose 13 percent (10 percent excluding the impact of foreign currency translation) to $613.0 million for the second quarter of 2005 from $542.2 million for the same quarter of 2004. The net sales improvement was attributable to the Industrial Packaging & Services segment ($58.7 million increase) and the Paper, Packaging & Services segment ($12.0 million increase). Higher selling prices, primarily in response to increased costs of steel and resin, drove this improvement.

Operating profit before restructuring charges and timberland gains increased 28 percent to $42.7 million for the second quarter of 2005 compared with $33.3 million for the second quarter of 2004. This was primarily attributable to the Paper, Packaging & Services segment ($7.9 million increase) and the Industrial Packaging & Services segment ($1.7 million increase), partially offset by the Timber segment ($0.2 million decrease). There were $10.6 million and $12.3 million of restructuring charges and $3.4 million and $1.4 million of timberland gains during the second quarter of 2005 and 2004, respectively. GAAP operating profit was $35.4 million for the second quarter of 2005 compared with $22.4 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended April 30,	2005	2004
Net Sales
Industrial Packaging & Services	$458,404	$399,689
Paper, Packaging & Services	150,034	138,043
Timber	4,522	4,457

Total net sales	$612,960	$542,189

Operating Profit
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$29,411	$27,760
Paper, Packaging & Services	10,372	2,435
Timber	2,868	3,079

Total operating profit before restructuring charges and timberland gains	42,651	33,274

Restructuring charges:
Industrial Packaging & Services	8,809	9,541
Paper, Packaging & Services	1,764	2,665
Timber	48	72

Total restructuring charges	10,621	12,278

Timberland gains:
Timber	3,393	1,364

Total operating profit	$35,423	$22,360

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the second quarter of 2005 compared to the second quarter of 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for steel and fibre drums;

•	Benefits from transformation initiatives;

•	Higher raw material costs, especially steel and resin;

•	Lower restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales rose 15 percent (11 percent excluding the impact of foreign currency translation) to $458.4 million for the second quarter of 2005 from $399.7 million for the same period last year. Selling prices rose primarily in response to higher average raw material costs, especially steel and resin, compared to the same quarter last year. However, sales volumes were generally lower for steel and fibre drums.

Operating profit before restructuring charges rose to $29.4 million for the second quarter of 2005 from $27.8 million for the same period a year ago. Restructuring charges were $8.8 million for the second quarter of 2005 compared with $9.5 million a year ago. The Industrial Packaging & Services segment’s gross profit margin was 15.6 percent versus 17.8 percent in the second quarter of 2005 and 2004, respectively, due to generally lower sales volumes and higher raw material costs, partially offset by improved selling prices and labor and other manufacturing efficiencies related to the transformation initiatives. GAAP operating profit was $20.6 million for the second quarter of 2005 compared with $18.2 million for the second quarter of 2004.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the second quarter of 2005 compared to the second quarter of 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for containerboard, corrugated sheets and corrugated containers; and

•	Lower restructuring charges.

In this segment, net sales rose 9 percent to $150.0 million for the second quarter of 2005 from $138.0 million for the same period last year due to improved selling prices for this segment’s products. Sales volumes for containerboard, corrugated sheets and corrugated containers were down on a quarter-over-quarter comparison.

Operating profit before restructuring charges was $10.4 million for the second quarter of 2005 compared with $2.4 million the prior year. Restructuring charges were $1.8 million for the second quarter of 2005 versus $2.7 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved selling prices, partially offset by generally lower sales volumes and higher transportation and energy costs in the containerboard operations. GAAP operating profit was $8.6 million for the second quarter of 2005 compared with a loss of $0.2 million for the second quarter of 2004.

Timber

As of April 30, 2005, we owned approximately 281,000 acres of timber properties in southeastern United States, which were actively harvested and regenerated, and approximately 35,000 acres in Canada. The key factors influencing profitability in the second quarter of 2005 compared to the second quarter of 2004 in the Timber segment were:

•	Consistent level of timber sales; and

•	Higher gain on sale of timberland.

Timber net sales were $4.5 million for the second quarter of 2005 and 2004. Operating profit before restructuring charges and timberland gains was $2.9 million for the second quarter of 2005 compared to $3.1 million a year ago. Restructuring charges were insignificant for the second quarter in both years. Timberland gains were $3.4 million for the second quarter of 2005 and $1.4 million for the same quarter last year. GAAP operating profit was $6.2 million for the second quarter of 2005 compared with $4.4 million for the second quarter of 2004.

As previously discussed in May 2005, we completed the first phase of the sale of 56,000 acres of timberland, timber and associated assets for $90 million. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for approximately $51 million in the third quarter of 2005. The second phase of this transaction is expected to occur in several installments during our 2006 fiscal year. We will recognize significant timberland gains in our consolidated statements of income in the periods that these transactions occur. For further information, see Liquidity and Capital Resources — Real Estate Transactions; Monetization Notes.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 84.0 percent for the second quarter of 2005 from 83.5 percent for the second quarter of 2004. The principal factors impacting this increase were generally lower sales volumes and higher raw material costs, partially offset by improved selling prices and labor and other manufacturing efficiencies from the ongoing transformation initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $56.1 million, or 9.1 percent of net sales, for the second quarter of 2005 compared to $55.7 million, or 10.3 percent of net sales, for the same period a year ago. While certain SG&A expenses, such as employee benefits and professional fees, primarily related to compliance matters regarding Section 404 of the Sarbanes-Oxley Act of 2002, were higher on a quarter-over-quarter comparison, certain other SG&A expenses were reduced compared to the second quarter of 2004.

Restructuring Charges

Our transformation initiatives, which began in 2003, continue to enhance long-term organic sales growth, generate productivity improvements and achieve permanent cost reductions. We incurred restructuring charges of $60.7 million in 2003, $54.1 million in 2004, and $14.0 million during the first half of 2005. We are pleased with the progress of the transformation initiatives to-date and are continuing to evaluate future rationalization options based on that progress.

As part of the transformation initiatives, we closed one company-owned plant in the Industrial Packaging & Services segment during the second quarter of 2005 and one company-owned plant in the Industrial Packaging & Services segment during the second quarter of 2004. Both of the plants were located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the second quarter of 2005, we recorded restructuring charges of $6.8 million, consisting of $3.8 million in employee separation costs, $1.2 million in professional fees directly related to the transformation initiatives and $1.8 million in other restructuring costs. In the second quarter of 2005, we also recorded $3.8 million of restructuring charges related to the impairment of two facilities, currently held for sale, that were closed during previous restructuring programs. During the second quarter of 2004, we recorded restructuring charges of $12.3 million, consisting of $2.1 million in employee separation costs, $0.1 million in asset impairments, $7.5 million in professional fees directly related to the transformation initiatives and $2.6 million in other restructuring costs. The asset impairment charges related to the write-down to fair value of buildings and equipment based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker.

A total of approximately 1,500 employees have been or will be terminated in connection with the transformation initiatives, 1,445 of which have been terminated as of April 30, 2005.

Upon completion of the transformation initiatives, we believe that annual contributions to earnings from these actions will be approximately $115 million.

For further information, see Note 8 – Restructuring Charges in the Notes to Consolidated Financial Statements included in this Form 10-Q.

Gain on Sale of Assets

Gain on sale of assets increased to $4.2 million in the second quarter of 2005 as compared to $1.1 million in the second quarter of 2004 primarily due to $2.0 million higher gains on sale of timber properties.

Interest Expense, Net

Interest expense, net was $10.7 million for the second quarter of 2005 and 2004. Lower average debt outstanding was offset by higher interest rates during the second quarter of 2005 compared to the second quarter of 2004.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income, Net

Other income, net increased $1.3 million in the second quarter of 2005 as compared to the second quarter of 2004 primarily due to higher rental income and foreign exchange costs.

Income Tax Expense

The effective tax rate was 29.3% and 30.8% in the second quarter of 2005 and 2004, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.1 million for the second quarter of 2005 and 2004.

Net Income

Based on the foregoing, we recorded net income of $16.8 million for the second quarter of 2005 compared to a net income of $8.4 million in the same period last year.

Year-to-Date Results

Overview

Net sales rose 18 percent (15 percent excluding the impact of foreign currency translation) to $1.2 billion for the first half of 2005 from $1.0 billion for the same period of 2004. The net sales improvement was attributable to the Industrial Packaging & Services segment ($150.4 million increase) and the Paper, Packaging & Services segment ($34.9 million increase), partially offset by the Timber segment ($0.8 million decrease). Higher selling prices, primarily in response to increased costs of steel and resin, drove this improvement.

Operating profit before restructuring charges and timberland gains increased 43 percent to $73.9 million for the first half of 2005 compared with $51.9 million for the first half of 2004. This was primarily attributable to the Paper, Packaging & Services segment ($12.2 million increase) and the Industrial Packaging & Services segment ($10.5 million increase), partially offset by the Timber segment ($0.6 million decrease). There were $17.8 million and $27.5 million of restructuring charges and $11.5 million and $5.3 million of timberland gains during the first half of 2005 and 2004, respectively. GAAP operating profit was $67.6 million for the first half of 2005 compared with $29.6 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the six months ended April 30,	2005	2004
Net Sales
Industrial Packaging & Services	$887,446	$737,080
Paper, Packaging & Services	298,239	263,337
Timber	9,839	10,632

Total net sales	$1,195,524	$1,011,049

Operating Profit
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$47,090	$36,611
Paper, Packaging & Services	19,963	7,788
Timber	6,875	7,475

Total operating profit before restructuring charges and timberland gains	73,928	51,874

Restructuring charges:
Industrial Packaging & Services	15,607	21,563
Paper, Packaging & Services	2,141	5,834
Timber	59	140

Total restructuring charges	17,807	27,537

Timberland gains:
Timber	11,465	5,298

Total operating profit	$67,586	$29,635

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first half of 2005 compared to the first half of 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for steel and fibre drums;

•	Benefits from transformation initiatives;

•	Higher raw material costs, especially steel and resin;

•	Lower restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales rose 20 percent (16 percent excluding the impact of foreign currency translation) to $887.4 million for the first half of 2005 from $737.1 million for the same period last year. Selling prices rose primarily in response to higher average raw material costs, especially steel and resin, compared to the same quarter last year. However, sales volumes were generally lower for steel and fibre drums.

Operating profit before restructuring charges rose to $47.1 million for the first half of 2005 from $36.6 million for the same period a year ago. Restructuring charges were $15.6 million for the first half of 2005 compared with $21.6 million a year ago. The Industrial Packaging & Services segment’s gross profit was 15.0 percent versus 16.3 percent in the first half of 2005 and 2004, respectively, due to generally lower sales volumes and higher raw material costs, partially offset by improved average selling prices and labor and other manufacturing efficiencies related to the transformation initiatives. GAAP operating profit was $31.5 million for the first half of 2005 compared with $15.0 million for the first half of 2004.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first half of 2005 compared to the first half of 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for containerboard, corrugated sheets and corrugated containers; and

•	Lower restructuring charges.

In this segment, net sales rose 13 percent to $298.2 million for the first half of 2005 from $263.3 million for the same period last year due to improved selling prices for this segment’s products. Sales volumes for containerboard, corrugated sheets and corrugated containers were down versus the same period last year.

Operating profit before restructuring charges was $20.0 million for the first half of 2005 compared with $7.8 million the prior year. Restructuring charges were $2.1 million for the first half of 2005 versus $5.8 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved selling prices, partially offset by generally lower sales volumes and higher transportation and energy costs in the containerboard operations. GAAP operating profit was $17.8 million for the first half of 2005 compared with $2.0 million for the first half of 2004.

Timber

As of April 30, 2005, we owned approximately 281,000 acres of timber properties in southeastern United States, which were actively harvested and regenerated, and approximately 35,000 acres in Canada. The key factors influencing profitability in the first half of 2005 compared to the first half of 2004 in the Timber segment were:

•	Consistent level of timber sales; and

•	Higher gain on sale of timberland.

Timber net sales were $9.8 million for the first half of 2005 compared to $10.6 million for the first half of 2004. Operating profit before restructuring charges and timberland gains was $6.9 million for the first half of 2005 compared to $7.5 million a year ago. Restructuring charges were insignificant for the first half in both years. Timberland gains were $11.5 million for the first half of 2005 and $5.3 million for the same period last year. GAAP operating profit was $18.3 million for the first half of 2005 compared with $12.6 million for the first half of 2004.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 84.4 percent for the first half of 2005 from 84.3 percent for the first half of 2004. The principal factors impacting this increase were generally lower sales volumes and higher raw material costs, partially offset by improved selling prices and labor and other manufacturing efficiencies the ongoing transformation initiatives.

Selling, General and Administrative Expenses

SG&A expenses were $115.8 million, or 9.7 percent of net sales, for the first half of 2005 compared to $106.8 million, or 10.6 percent of net sales, for the same period a year ago. While certain SG&A expenses, such as employee benefits and professional fees, primarily related to compliance matters regarding Section 404 of the Sarbanes-Oxley Act of 2002, were higher versus the same period last year, certain other SG&A expenses were reduced compared to the first six months of 2004.

Restructuring Charges

As part of the transformation initiatives, we closed two company-owned plants in the Industrial Packaging & Services segment during the first half of 2005, and four company-owned plants (three in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first half of 2004. All of the plants are located in North America. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first half of 2005, we recorded restructuring charges of $14.0 million, consisting of $7.0 million in employee separation costs, $0.1 million in asset impairments, $2.3 million in professional fees directly related to the transformation initiatives and $4.6 million in other restructuring costs. In the second quarter of 2005, we also recorded $3.8 million of restructuring charges related to the impairment of two facilities, currently held for sale, that were closed during previous restructuring programs. During the first half of 2004, we recorded restructuring charges of $27.5 million, consisting of $9.0 million of in employee separation costs, $2.3 million in asset impairments, $12.1 million in professional fees directly related to the transformation initiatives and $4.1 million in other restructuring costs. The asset impairment charges related to the write-down to fair value of buildings and equipment based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker. For further information, see Second Quarter Results – Other Income Statement Changes – Restructuring Charges above and Note 8 – Restructuring Charges in the Notes to Consolidated Financial Statements in this Form 10-Q.

Gain on Sale of Assets

Gain on sale of assets increased to $14.5 million in the first half of 2005 as compared to $5.2 million in the first half of 2004, primarily due to $6.2 million higher gains from the sale of timber properties and the gain on a facility sale that was included in net assets held for sale at October 31, 2004.

Interest Expense, Net

Interest expense, net declined to $20.8 million for the first half of 2005 from $23.0 million for the same period last year. Lower average debt outstanding was partially offset by higher interest rates during the first half of 2005 compared to the same period last year.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income, Net

Other income, net was $1.2 million in the first half of 2005 versus $0.9 million in the first half of 2004.

Income Tax Expense

The effective tax rate was 28.7% and 30.8% in the first half of 2005 and 2004, respectively, resulting in an income tax expense of $13.0 million for the first half of 2005 and an income tax expense of $2.3 million for the first half of 2004. The lower effective tax rate resulted from a change in the mix of income outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.3 million for the first half of 2005 as compared to a negative $0.2 million in the same period of 2004.

Net Income

Based on the foregoing, we recorded net income of $31.9 million for the first half of 2005 compared to net income of $5.1 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility, sale of our European accounts receivable and borrowings under our Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility and borrowings under our Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first half of 2005, we invested $24.9 million in capital expenditures, excluding timberland purchases of $1.3 compared with capital expenditures of $23.5 million, excluding timberland purchases of $4.6 million, during the same period last year.

We expect capital expenditures to be approximately $75 million in 2005, which would be approximately $25 million below our anticipated depreciation expense of approximately $100 million.

Balance Sheet Changes

The $25.1 million reduction in trade accounts receivable was primarily due to lower net sales in the second quarter of 2005 compared to the fourth quarter of 2004, the sale of certain European accounts receivable and improved collection efforts, partially offset by the impact of foreign currency translation.

The $30.7 million increase in inventories was primarily due to higher raw material costs coupled with the impact of foreign currency translation.

Properties, plants and equipment, net decreased $9.5 million primarily due to depreciation expense ($47.2 million) and depletion expense ($0.9 million) partially offset by the impact of foreign currency translation and the second half of 2005 capital expenditures.

The $39.3 million decrease in accounts payable was mostly due to lower cost of products sold in the second quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments made to our suppliers, partially offset by higher raw material costs.

Accrued payroll and employee benefits were lower by $7.7 million primarily due to the timing of the annual bonus and long-term incentive accruals, which were accrued at October 31, 2004 and paid during the first quarter of 2005, and timing of other employee-related accruals.

Long-term debt increased $6.9 million due to weak operating cash flows for the six months ended April 30, 2005.

Borrowing Arrangements

Credit Agreement

As of March 2, 2005, we and certain of our international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement. Interest is based on a Eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. On March 3, 2005, $189.4 million was borrowed under the revolving multicurrency credit facility in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of April 30, 2005, $129.4 million was outstanding under the revolving multicurrency credit facility.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents plus aggregate cash proceeds received from an unrelated third party from a permitted receivables transaction to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On April 30, 2005, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers. However, in the event that we receive an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request that such collateral be released.

8 7/8 percent Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of April 30, 2005, there was a total of $249.9 million outstanding under the Senior Subordinated Notes. The increase in the balance as compared to the proceeds originally received was primarily due to the recording of gains on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2005, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of April 30, 2005, there was a total of $87.0 million outstanding under the trade accounts receivable credit facility.

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

Sale of European Accounts Receivable

To further reduce borrowing costs, we entered into an arrangement to sell on a regular basis up to €55 million ($70.8 million at April 30, 2005) of certain European accounts receivable of our European subsidiaries to a major international bank. At April 30, 2005, €42.9 million ($55.2 million) of accounts receivable were sold under this arrangement. We will continue to service these accounts receivable, although no interest therein has been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Real Estate Transactions; Monetization Notes

On March 28, 2005, we entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate purchase price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, on May 23, 2005, we sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for a purchase price of approximately $51 million. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal an interest on the Purchase Note. The remaining acres will be sold in several installments during 2006. We will recognize significant timberland gains in its consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber LLC (“STA Timber”), one of our indirect wholly-owned subsidiaries, issued in a private placement $43 million 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”). In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable grace periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes will be used for general corporate purposes, including the repayment of indebtedness. Neither Greif, Inc. nor any of its other consolidated subsidiaries have extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, neither Greif, Inc. nor any of its other consolidated subsidiaries will become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of April 30, 2005, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$466	$—	$—	$216	$250
Short-term borrowings	24	24	—	—	—
Non-cancelable operating leases	61	9	24	13	15

Total contractual cash obligations	$551	$33	$24	$229	$265

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing (the “Common Stock”). During the first six months of 2005, we repurchased 100,000 shares of Class B Common Stock. As of April 30, 2005, we had repurchased 864,680 shares, including 486,476 shares of Class A Common Stock and 378,204 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through April 30, 2005 was $28 million.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, based on a new rule by the Securities and Exchange Commission, companies are allowed to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (November 1, 2005 for us). SFAS No. 123R will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, we have elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123R. Adoption of SFAS No. 123R is expected to result in compensation cost of approximately $1.0 million in the consolidated statements of income in 2006, assuming no additional stock options are granted during 2005 or 2006.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit
10.1	Real Estate Purchase and Sale Agreement ($51,046,945) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).

10.2	Real Estate Purchase and Sale Agreement ($38,953,055) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 8, 2005	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended April 30, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Real Estate Purchase and Sale Agreement ($51,046,945) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).

10.2	Real Estate Purchase and Sale Agreement ($38,953,055) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.