Form 10-Q
period 2005-07-31
GREIF INC
filed 2005-09-09
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2005 was as follows:

Class A Common Stock                    11,537,181 shares

Class B Common Stock                    11,556,189 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net sales	$609,046	$584,814	$1,804,570	$1,595,863
Costs of products sold	515,575	484,921	1,524,455	1,337,259

Gross profit	93,471	99,893	280,115	258,604

Selling, general and administrative expenses	52,224	57,105	168,013	163,875
Restructuring charges	5,296	12,324	23,103	39,861
Gain on sale of assets	46,579	1,290	61,117	6,521

Operating profit	82,530	31,754	150,116	61,389

Interest expense, net	9,754	10,885	30,540	33,848
Debt extinguishment charge	—	—	2,828	—
Other income, net	2,401	292	3,608	1,208

Income before income tax expense and equity in earnings of affiliates and minority interests	75,177	21,161	120,356	28,749

Income tax expense	24,344	6,000	37,310	8,337
Equity in earnings of affiliates and minority interests	(121)	(292)	(431)	(460)

Net income	$50,712	$14,869	$82,615	$19,952

Basic earnings per share:
Class A Common Stock	$1.76	$0.52	$2.88	$0.71
Class B Common Stock	$2.63	$0.79	$4.31	$1.06

Diluted earnings per share:
Class A Common Stock	$1.71	$0.51	$2.81	$0.70
Class B Common Stock	$2.63	$0.79	$4.31	$1.06

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	July 31, 2005	October 31, 2004
	(Unaudited)
Current assets
Cash and cash equivalents	$70,810	$38,109
Trade accounts receivable, less allowance of $8,256 in 2005 and $11,454 in 2004	276,352	307,750
Inventories	206,235	191,457
Net assets held for sale	17,103	14,753
Deferred tax assets	9,357	6,636
Other current assets	66,282	53,977

	646,139	612,682

Long-term assets
Goodwill, net of amortization	232,091	237,803
Other intangible assets, net of amortization	24,550	27,524
Timber note receivable (Note 9)	50,891	—
Other long-term assets	55,092	54,547

	362,624	319,874

Properties, plants and equipment
Timber properties, net of depletion	132,553	129,141
Land	72,701	68,349
Buildings	315,991	321,183
Machinery and equipment	843,142	851,800
Capital projects in progress	49,727	37,192

	1,414,114	1,407,665
Accumulated depreciation	(569,608)	(526,983)

	844,506	880,682

	$1,853,269	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2005	October 31, 2004
	(Unaudited)
Current liabilities
Accounts payable	$235,547	$281,265
Accrued payrolls and employee benefits	40,582	49,633
Restructuring reserves	10,858	17,283
Short-term borrowings	26,050	11,621
Other current liabilities	79,980	77,416

	393,017	437,218

Long-term liabilities
Long-term debt	404,682	457,415
Deferred tax liability	170,506	148,639
Pension liability	45,070	44,036
Postretirement benefit liability	48,869	48,667
Timber note securitized (Note 9)	43,250	—
Other long-term liabilities	37,212	46,444

	749,589	745,201

Minority interest	1,797	1,725

Shareholders’ equity
Common stock, without par value	47,857	27,382
Treasury stock, at cost	(72,157)	(65,360)
Retained earnings	778,557	711,919
Accumulated other comprehensive loss:
- foreign currency translation	1,544	5,655
- interest rate derivatives	(3,530)	(7,097)
- minimum pension liability	(43,405)	(43,405)

	708,866	629,094

	$1,853,269	$1,813,238

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2005	2004
Cash flows from operating activities:
Net income	$82,615	$19,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,576	77,134
Asset impairments	4,110	2,581
Deferred income taxes	8,673	8,766
Gain on disposals of properties, plants and equipment, net	(19,042)	(6,520)
Gain on sale of significant nonstrategic timberland gains (Note 9)	(42,090)	—
Equity in earnings of affiliates, net of dividends received, and minority interests	698	(930)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	29,486	(45,482)
Inventories	(16,893)	(6,785)
Other current assets	(13,839)	(3,212)
Other long-term assets	13,834	(8,088)
Accounts payable	(43,136)	35,641
Accrued payroll and employee benefits	(8,653)	(4,808)
Restructuring reserves	(6,369)	41
Other current liabilities	2,931	814
Postretirement benefit liability	1,555	778
Other long-term liabilities	618	(11,016)

Net cash provided by operating activities	69,074	58,866

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(4,889)	—
Purchases of properties, plants and equipment	(59,184)	(47,406)
Proceeds from the sale of properties, plants and equipment	23,789	10,324

Net cash used in investing activities	(40,284)	(37,082)

Cash flows from financing activities:
Payments on long-term debt	(52,714)	(44,052)
Proceeds (payments) on short-term borrowings	14,628	(887)
Dividends paid	(15,977)	(12,310)
Acquisitions of treasury stock	(8,105)	(29)
Exercise of stock options	21,573	10,552
Proceeds from timber notes securitized (Note 9)	43,250	—

Net cash provided by (used in) financing activities	2,655	(46,726)

Effects of exchange rates on cash	1,256	188

Net increase (decrease) in cash and cash equivalents	32,701	(24,754)
Cash and cash equivalents at beginning of period	38,109	49,767

Cash and cash equivalents at end of period	$70,810	$25,013

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2005 and October 31, 2004 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2005 and 2004 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2004 (the “2004 Form 10-K”).

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

Stock-Based Compensation

At July 31, 2005, the Company had various stock-based compensation plans as described in Note 10 to the Notes to Consolidated Financial Statements in the 2004 Form 10-K. The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost had been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income as reported	$50,712	$14,869	$82,615	$19,952
Deduct total stock option expense determined under fair value method, net of tax	158	650	560	2,106

Pro forma net income	$50,554	$14,219	$82,055	$17,846

Earnings per share:

Class A Common Stock:
Basic – as reported	$1.76	$0.52	$2.88	$0.71
Basic – pro forma	$1.75	$0.50	$2.86	$0.64
Diluted – as reported	$1.71	$0.51	$2.81	$0.70
Diluted – pro forma	$1.70	$0.49	$2.79	$0.63

Class B Common Stock:
Basic – as reported	$2.63	$0.79	$4.31	$1.06
Basic – pro forma	$2.63	$0.75	$4.28	$0.94
Diluted – as reported	$2.63	$0.79	$4.31	$1.06
Diluted – pro forma	$2.63	$0.75	$4.28	$0.94

NOTE 2 — RECENT ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, based on a new rule by the Securities and Exchange Commission, companies are allowed to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (November 1, 2005 for the Company). SFAS No. 123R will apply to all awards granted after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, the Company has elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123R. Adoption of SFAS No. 123R is expected to result in compensation cost of approximately $1.0 million in the consolidated statements of income in 2006, assuming no additional stock options are granted during 2005 or 2006.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

To further reduce borrowing costs, the Company entered into an arrangement to sell on a regular basis up to €55 million ($66.7 million at July 31, 2005) of certain outstanding accounts receivable of its European subsidiaries to a major international bank. At July 31, 2005, €45.8 million ($55.5 million) of accounts receivable were sold under this arrangement. The Company will continue to service these accounts receivable, although no interests therein have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2005	October 31, 2004
Finished goods	$52,452	$60,615
Raw materials and work-in-process	188,998	168,477

	241,450	229,092
Reduction to state inventories on last-in, first-out basis	(35,215)	(37,635)

	$206,235	$191,457

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of July 31, 2005, there were nine facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the nine-month period ended July 31, 2005 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2004	$204,975	$32,828	$237,803
Goodwill adjustments	(1,510)	—	(1,510)
Currency translation	(4,202)	—	(4,202)

Balance at July 31, 2005	$199,263	$32,828	$232,091

The goodwill adjustment was recorded during the second quarter of 2005 to recognize a deferred tax asset related to Van Leer Industrial Packaging prior to its acquisition by the Company in 2001.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of July 31, 2005 and October 31, 2004 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2005:
Trademarks and patents	$18,077	$7,069	$11,008
Non-compete agreements	9,525	8,790	735
Customer relationships	7,425	882	6,543
Other	10,417	4,153	6,264

Total	$45,444	$20,894	$24,550

October 31, 2004:
Trademarks and patents	$18,077	$6,043	$12,034
Non-compete agreements	9,525	7,731	1,794
Customer relationships	7,425	458	6,967
Other	10,417	3,688	6,729

Total	$45,444	$17,920	$27,524

During the first nine months of 2005, there were no acquisitions of other intangible assets. Amortization expense for the nine months ended July 31, 2005 and 2004 was $3.0 million. Amortization expense for the next five years is expected to be $3.0 million in 2006, $2.5 million in 2007, $2.5 million in 2008, $2.4 million in 2009 and $2.3 million in 2010.

During the third quarter of 2005, the Company acquired a small steel drum company in Mexico in the Industrial Packaging & Services segment for $4.9 million. Estimated amounts of identified intangibles and goodwill and the related allocation are subject to final allocation based on independent appraisals of fair value of assets acquired.

NOTE 7 — INVESTMENT IN AFFILIATES

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

The summarized unaudited financial information below represents the combined results of those entities accounted for by the equity method (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net sales	$3,806	$3,785	$11,328	$11,975
Gross profit	$595	$661	$1,771	$2,466
Net income	$278	$403	$827	$699

NOTE 8 — RESTRUCTURING CHARGES

During 2003, the Company began its transformation initiatives, which continue to generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $60.7 million in 2003 and $54.1 million in 2004, and $19.2 million during the first nine months of 2005 related to the transformation initiatives. The Company is continuing to evaluate future rationalization options based on the progress of the transformation initiatives to-date.

As part of the transformation initiatives, the Company closed or sold two company-owned plants (Industrial Packaging & Services segment) during the first nine months of 2005 and six company-owned plants (five in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first nine months of 2004. All of the plants were located in North America, except for one in South Africa. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first nine months of 2005, the Company recorded restructuring charges of $19.2 million, consisting of $7.7 million in employee separation costs, $0.2 million in asset impairments, $3.2 in professional fees directly related to the transformation initiatives and $8.1 million in other restructuring costs. During the first nine months of 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities, which are currently held for sale, that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of buildings and equipment were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker. During the first nine months of 2004, the Company recorded restructuring charges of $39.9 million, consisting of $12.5 million in employee separation costs, $2.6 million in asset impairments, $18.5 million in professional fees directly related to the transformation initiatives and $6.3 million in other restructuring costs.

A total of approximately 1,600 employees have been or will be terminated in connection with the transformation initiatives, 1,515 of which have been terminated as of July 31, 2005.

For each business segment, costs incurred in 2005, the cumulative amounts incurred from the start of the transformation initiatives through July 31, 2005 and total costs expected to be incurred in connection with the transformation initiatives are as follows (Dollars in thousands):

	Amounts Incurred Fiscal Year- to-Date	Cumulative Amounts Incurred to Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$7,327	$51,870	$54,370
Asset impairments	213	9,881	9,881
Professional fees	2,353	24,690	24,690
Other restructuring costs	7,570	23,921	27,921

	17,463	110,362	116,862

Paper, Packaging & Services:
Employee separation costs	335	7,338	7,388
Asset impairments	—	5,340	5,340
Professional fees	787	5,963	5,963
Other restructuring costs	562	4,448	4,448

	1,684	23,089	23,089

Timber:
Employee separation costs	—	154	154
Asset impairments	—	39	39
Professional fees	19	224	224
Other restructuring costs	9	168	168

	28	585	585

Total	$19,175	$134,036	$140,536

Following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2005 (Dollars in thousands):

	Balance at October 31, 2004	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at July 31, 2005
Cash charges:
Employee separation costs	$15,230	$7,412	$13,304	$9,338
Other restructuring costs	2,053	11,550	12,083	1,520

	17,283	18,962	25,387	10,858
Non-cash charges:
Asset impairments	—	4,141	4,141	—

Total	$17,283	$23,103	$29,528	$10,858

NOTE 9 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS

On March 28, 2005, Soterra LLC (a wholly owned subsidiary of Greif, Inc.) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate purchase price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The remaining acres will be sold in several installments in 2006, and the Company will recognize additional timberland gains in its consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber issued private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.

The Company has consolidated the assets and liabilities of STA Timber as of July 31, 2005, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation”. Because STA Timber is a separate and distinct legal entity from the Company, the assets of STA Timber are not available to satisfy the liabilities and obligations of the Company and the liabilities of STA Timber are not liabilities or obligations of the Company. In addition, the Company has not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, the Company will not become directly or contingently liable for the payment of the Monetization Notes at any time.

NOTE 10 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2005	October 31, 2004
Credit Agreement	$65,025	$—
Senior Secured Credit Agreement	—	81,398
8 7/8 percent Senior Subordinated Notes	246,399	253,960
Trade accounts receivable credit facility	93,258	103,857
Other long-term debt	—	18,200

	$404,682	$457,415

Credit Agreement

As of March 2, 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital

LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement, which is described in the next section. Interest is based on a Eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. As a result of refinancing the Senior Secured Credit Agreement, a debt extinguishment charge of $2.8 million was recorded during the second quarter of 2005.

On March 3, 2005, $189.4 million was borrowed under the Credit Agreement in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of July 31, 2005, $65.0 million was outstanding under the Credit Agreement.

Senior Secured Credit Agreement

On August 23, 2002, the Company and certain international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement was repaid on March 2, 2005 from the proceeds of the Credit Agreement, as described above.

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

Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. During the third quarter of 2005, the Company purchased $ 2.0 million of the Senior Subordinated Notes at a premium ($0.2 million), which was charged to interest expense. At July 31, 2005, the outstanding balance of $246.4 million included gains on fair value hedges the Company had in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

A description of the guarantors of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18 – Summarized Condensed Consolidating Financial Statements.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s United States trade accounts receivable. The credit facility is secured by certain of the Company’s United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (3.34 percent interest rate as of July 31, 2005). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC, which is included in the Company’s consolidated financial statements. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of July 31, 2005, there was a total of $93.3 million outstanding under the trade accounts receivable credit facility.

NOTE 11 — FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $280 million at July 31, 2005 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 5.93 percent over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. A liability for the loss on interest rate swap contracts of $4.2 million was recorded at July 31, 2005.

At July 31, 2005, the Company had outstanding foreign currency forward contracts in the notional amount of $26.2 million. The fair value of these contracts at July 31, 2005 resulted in a loss of $ 0.1 million recorded in the consolidated statements of income. The purpose of these contracts is to hedge the Company’s short-term intercompany loan balances with its international businesses.

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

NOTE 12 — CAPITAL STOCK

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,537,181	9,603,779
Class B Common Stock	17,280,000	17,280,000	11,556,189	5,723,811

October 31, 2004:
Class A Common Stock	32,000,000	21,140,960	11,025,466	10,115,494
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Class A Common Stock	$0.24	$0.16	$0.56	$0.44
Class B Common Stock	$0.36	$0.24	$0.83	$0.65

NOTE 14 — CALCULATION OF EARNINGS PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Class A Common Stock:
Basic shares	11,544,325	10,874,559	11,347,170	10,759,271
Assumed conversion of stock options	386,003	283,481	372,392	241,356

Diluted shares	11,930,328	11,158,040	11,719,562	11,000,627

Class B Common Stock:
Basic and diluted shares	11,558,440	11,661,939	11,586,796	11,661,908

There were no stock options and 12,000 stock options that were antidilutive for the three-month and nine-month periods, respectively, ended July 31, 2005, and no stock options and 20,000 stock options that were antidilutive for the three-month and nine-month periods, respectively, ended July 31, 2004.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net income	$50,712	$14,869	$82,615	$19,952
Other comprehensive income (loss):
Foreign currency translation adjustment	(12,083)	(1,740)	(4,111)	3,025
Change in market value of interest rate derivatives, net of tax	869	1,411	3,567	4,079
Minimum pension liability adjustment, net of tax	—	(415)	—	(912)

Comprehensive income	$39,498	$14,125	$(82,071)	$26,144

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Service cost	$3,110	$3,065	$9,444	$9,205
Interest cost	6,433	6,106	19,660	18,327
Expected return on plan assets	(7,186)	(7,080)	(21,956)	(21,218)
Amortization of prior service cost, initial net asset and net actuarial gain	1,138	744	3,462	2,242

	$3,495	$2,835	$10,610	$8,556

The Company made $12.0 million in pension contributions in the first three quarters of 2005. Based on minimum funding requirements, $16.3 million of pension contributions are estimated for the entire 2005 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Service cost	$5	$15	$16	$44
Interest cost	775	839	2,346	2,505
Amortization of net prior service cost and recognized actuarial loss	(49)	(37)	(165)	(100)

	$731	$817	$2,197	$2,449

NOTE 17 — BUSINESS SEGMENT INFORMATION

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

Operations in the Timber segment involve the management and sale of timber in the southeastern United States (approximately 246,000 acres of timberland were owned at July 31, 2005). The Company also owns approximately 37,000 acres of timberland in Canada, which are not actively managed at this time. In May 2005, the Company completed the first phase of the sale of 56,000 acres of timberland, timber and associated assets for approximately $90 million, subject to closing adjustments. In this first phase, 35,000 acres of the Company’s timberland holdings in Florida, Georgia and Alabama were sold for approximately $51 million in the third quarter of 2005. The second phase of this transaction is expected to occur in several installments during 2006. For further information, see Note 9 – Significant Nonstrategic Timberland Transactions.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2004 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net sales:
Industrial Packaging & Services	$456,593	$436,087	$1,344,039	$1,173,167
Paper, Packaging & Services	151,551	143,621	449,790	406,958
Timber	902	5,106	10,741	15,738

Total net sales	$609,046	$584,814	$1,804,570	$1,595,863

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$36,084	$33,972	$83,174	$70,583
Paper, Packaging & Services	7,929	5,789	27,892	13,577
Timber	109	3,453	6,984	10,928

Operating profit before restructuring charges and timberland gains	44,122	43,214	118,050	95,088

Restructuring charges:
Industrial Packaging & Services	4,773	10,356	20,380	31,919
Paper, Packaging & Services	523	1,923	2,664	7,757
Timber	—	45	59	185

Total restructuring charges	5,296	12,324	23,103	39,861

Timberland gains:
Timber	43,704	864	55,169	6,162

Total	$82,530	$31,754	$150,116	$61,389

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,485	$14,474	$47,797	$48,552
Paper, Packaging & Services	7,900	8,871	24,674	26,182
Timber	346	982	1,434	2,400

Total depreciation, depletion and amortization expense	$23,731	$24,327	$73,905	$77,134

	July 31, 2005	October 31, 2004
Assets:
Industrial Packaging & Services	$1,097,023	$1,201,689
Paper, Packaging & Services	289,687	303,245
Timber	189,540	130,688

Total segments	1,576,250	1,635,622
Corporate and other	285,513	177,616

Total assets	$1,861,763	$1,813,238

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
Net sales:
North America	$329,126	$327,351	$978,817	$900,845
Europe	191,202	179,335	558,688	471,282
Other	88,718	78,128	267,065	223,736

Total net sales	$609,046	$584,814	$1,804,570	$1,595,863

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2005	October 31, 2004
Assets:
North America	$1,230,205	$1,136,781
Europe	409,769	469,094
Other	221,789	207,363

Total assets	$1,861,763	$1,813,238

NOTE 18 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 10 — Long-Term Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis.

On November 1, 2004, the Company restructured certain of its United States operations and subsidiaries. As a result, the condensed consolidating financial statements at July 31, 2005 and for the three-month and nine-month periods ended July 31, 2005 reflect these changes.

Presented below are condensed consolidating financial statements of the Parent, the Guarantor Subsidiaries and the non-Guarantor Subsidiaries at July 31, 2005

and October 31, 2004, and for the three-month and nine-month periods ended July 31, 2005 and 2004. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Income

For the three months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,248	$361,920	$311,441	$(65,563)	$609,046
Cost of products sold	859	318,939	261,340	(65,563)	515,575

Gross profit	389	42,981	50,101	—	93,471

Selling, general and administrative expenses	290	26,875	25,059	—	52,224
Restructuring charges	1	2,110	3,185	—	5,296
Gain (loss) on sale of assets	1,227	45,418	(66)	—	46,579

Operating profit	1,325	59,414	21,791	—	82,530

Interest expense, net	—	8,324	1,430	—	9,754
Debt extinguishment charge	—	—	—	—	—
Other income (expense), net (1)	3	(2,031)	4,429	—	2,401

Income before income tax expense and equity in earnings of affiliates and minority interests	1,328	49,059	24,790	—	75,177

Income tax expense	413	15,467	8,464	—	24,344
Equity in earnings of affiliates and minority interests	49,797	—	(121)	(49,797)	(121)

Net income (loss)	$50,712	$33,592	$16,205	$(49,797)	$50,712

For the nine months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,840	$1,008,143	$918,681	$(126,094)	$1,804,570
Cost of products sold	2,788	870,448	777,313	(126,094)	1,524,455

Gross profit	1,052	137,695	141,368	—	280,115

Selling, general and administrative expenses	895	87,608	79,510	—	168,013
Restructuring charges	1	11,265	11,837	—	23,103
Gain (loss) on sale of assets	1,227	58,871	1,019	—	61,117

Operating profit	1,383	97,693	51,040	—	150,116

Interest expense, net	—	26,006	4,534	—	30,540
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	9	(8,573)	12,172	—	3,608

Income before income tax expense and equity in earnings of affiliates and minority interests	1,392	60,286	58,678	—	120,356

Income tax expense	431	18,689	18,190	—	37,310
Equity in earnings of affiliates and minority interests	81,654	—	(431)	(81,654)	(431)

Net income (loss)	$82,615	$41,597	$40,057	$(81,654)	$82,615

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Income

Three months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$176,705	$166,601	$311,481	$(69,973)	$584,814
Cost of products sold	150,290	143,135	261,469	(69,973)	484,921

Gross profit	26,415	23,466	50,012	—	99,893

Selling, general and administrative expenses	22,629	6,445	28,031	—	57,105
Restructuring charges	1,121	8,504	2,699	—	12,324
Gain on sale of assets	—	989	301	—	1,290

Operating profit	2,665	9,506	19,583	—	31,754

Interest expense, net	9,669	120	1,096	—	10,885
Other income (expense), net (1)	(10,617)	8,209	2,700	—	292

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(17,621)	17,595	21,187	—	21,161

Income tax expense (benefit)	(4,230)	4,591	5,639	—	6,000
Equity in earnings of affiliates and minority interests	28,260	—	(292)	(28,260)	(292)

Net income (loss)	$14,869	$13,004	$15,256	$(28,260)	$14,869

Nine months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,394	$450,580	$835,572	$(189,683)	$1,595,863
Cost of products sold	430,349	388,276	708,317	(189,683)	1,337,259

Gross profit	69,045	62,304	127,255	—	258,604

Selling, general and administrative expenses	70,590	15,888	77,397	—	163,875
Restructuring charges	6,170	27,495	6,196	—	39,861
Gain on sale of assets	—	5,890	631	—	6,521

Operating profit (loss)	(7,715)	24,811	44,293	—	61,389

Interest expense, net	29,187	1,609	3,052	—	33,848
Other income (expense), net (1)	(29,659)	22,823	8,044	—	1,208

Income (loss) before income tax expense (benefit) and equity in earnings of affiliates and minority interests	(66,561)	46,025	49,285	—	28,749

Income tax expense (benefit)	(19,303)	13,347	14,293	—	8,337
Equity in earnings of affiliates and minority interests	67,210	—	(460)	(67,210)	(460)

Net income (loss)	$19,952	$32,678	$34,532	$(67,210)	$19,952

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$37,465	$33,345	$—	$70,810
Trade accounts receivable	714	138,302	137,336	—	276,352
Inventories	266	65,001	140,968	—	206,235
Other current assets	1,383	23,327	68,032	—	92,742

	2,363	264,095	379,681	—	646,139

Long-term assets
Goodwill and other intangible assets	—	141,427	115,214	—	256,641
Timber note receivable (Note 9)	—	50,891	—	—	50,891
Other long-term assets	1,098,748	613,747	13,104	(1,670,506)	55,093

	1,098,748	806,065	128,318	(1,670,506)	362,625

Properties, plants and equipment, net	157	575,926	268,422	—	844,505

	$1,101,268	$1,646,086	$776,421	$(1,670,506)	$1,853,269

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16	$112,797	$122,734	$—	$235,547
Short-term borrowings	—	—	26,050	—	26,050
Other current liabilities	726	35,470	95,224	—	131,420

	742	148,267	244,008	—	393,017

Long-term liabilities
Long-term debt	391,527	—	13,155	—	404,682
Timber note securitized (Note 9)	—	43,250	—	—	43,250
Other long-term liabilities	133	225,234	76,290	—	301,657

	391,660	268,484	89,445	—	749,589

Minority interest	—	—	1,797	—	1,797

Shareholders’ equity	708,866	1,229,335	441,171	(1,670,506)	708,866

	$1,101,268	$1,646,086	$776,421	$(1,670,506)	$1,853,269

October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,784	$24,325	$—	$38,109
Trade accounts receivable	87,737	62,196	157,817	—	307,750
Inventories	11,626	49,328	130,503	—	191,457
Other current assets	16,320	8,913	50,133	—	75,366

	115,683	134,221	362,778	—	612,682

Long-term assets
Goodwill and other intangible assets	113,291	28,556	123,480	—	265,327
Other long-term assets	808,519	399,106	26,687	(1,179,765)	54,547

	921,810	427,662	150,167	(1,179,765)	319,874

Properties, plants and equipment, net	231,337	360,376	288,969	—	880,682

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,990	$86,895	$167,380	$—	$281,265
Short-term borrowings	—	—	11,621	—	11,621
Other current liabilities	4,477	51,339	88,516	—	144,332

	31,467	138,234	267,517	—	437,218

Long-term liabilities
Long-term debt	437,863	—	19,552	—	457,415
Other long-term liabilities	170,406	38,378	79,002	—	287,786

	608,269	38,378	98,554	—	745,201

Minority interest	—	—	1,725	—	1,725

Shareholders’ equity	629,094	745,647	434,118	(1,179,765)	629,094

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

Condensed Consolidating Statements of Cash Flows

For the nine months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$25,039	$7,009	$37,026	$—	$69,074

Cash flows from investing activities:
Acquisitions of other companies			(4,889)		(4,889)
Purchases of properties, plants and equipment	—	(18,938)	(40,246)	—	(59,184)
Proceeds from the sale of properties, plants and equipment	8,507	14,037	1,245	—	23,789

Net cash provided by (used in) investing activities	8,507	(4,901)	(43,890)	—	(40,284)

Cash flows from financing activities:
Payments from issuance of long-term debt	(52,714)	—	—	—	(52,714)
Proceeds on short-term borrowings	—	—	14,628	—	14,628
Proceeds from timber notes securitized	—	21,573	—	—	21,573
Other, net	19,168	—	—	—	19,168

Net cash provided by (used in) financing activities	(33,546)	21,573	14,628	—	2,655

Effects of exchange rates on cash	—	—	1,256	—	1,256

Net increase in cash and cash equivalents	—	23,681	9,020	—	32,701
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$37,465	$33,345	$—	$70,810

For the nine months ended July 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$62,631	$(17,484)	$13,719	$—	$58,866

Cash flows from investing activities:
Capital expenditures	(17,071)	(8,377)	(12,400)	—	(57,848)
Acquisition of timber properties	—	(8,723)	—	—	(8,723)
Acquisition of businesses, net of cash acquired	—	—	(835)	—	(835)
Proceeds on disposals of properties, plants and equipment	—	10,324	—	—	10,324

Net cash used in investing activities	(17,071)	(6,776)	(13,235)	—	(37,082)

Cash flows from financing activities:
Payments on long-term debt	(43,773)	—	(279)	—	(44,052)
Payments on short-term borrowings	—	—	(887)	—	(887)
Dividends paid	(12,310)	—	—	—	(12,310)
Acquisition of treasury stock	(29)	—	—	—	(29)
Exercise of stock options	10,552	—	—	—	10,552

Net cash used in financing activities	(45,560)	—	(1,166)	—	(46,726)

Effects of exchange rates on cash	—	—	188	—	188

Net decrease in cash and cash equivalents	—	(24,260)	(494)	—	(24,754)
Cash and cash equivalents at beginning of period	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of period	$—	$2,161	$22,852	$—	$25,013

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

As of July 31, 2005, we owned approximately 246,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 37,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. During May 2005, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for approximately $51 million as part of a $90 million transaction. For further information, see Liquidity and Capital Resources – Real Estate Transactions; Monetization Notes.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 (the “2004 Form 10-K”). We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of 246,000 acres at July 31, 2005, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberlands, which consisted of approximately 37,000 acres at July 31, 2005, did not have any depletion expense since they are not actively managed at this time.

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

Our reserves for environmental liabilities at July 31, 2005 amounted to $8.3 million, which included a reserve of $4.6 million related to our facility in Lier, Belgium and $3.7 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $3.7 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2005. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2005 and 2004. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Third Quarter Results

Overview

Net sales rose 4 percent (2 percent excluding the impact of foreign currency translation) to $609.0 million for the third quarter of 2005 from $584.8 million for the same quarter of 2004. The net sales improvement was attributable to the Industrial Packaging & Services segment ($20.5 million increase) and the Paper, Packaging & Services segment ($7.9 million increase), partially offset by $4.2 million of lower planned sales in the Timber segment. Higher selling prices, primarily in response to higher year-over-year raw material costs, were partially offset by lower volumes for certain products, which reflected soft market conditions experienced by many of our customers.

Operating profit before restructuring charges and timberland gains increased 2 percent to $44.1 million for the third quarter of 2005 compared to $43.2 million for the third quarter of 2004. This increase was primarily attributable to the Industrial Packaging & Services segment ($2.1 million increase) and the Paper, Packaging & Services segment ($2.1 million increase), partially offset by a $3.3 million decline in the Timber segment due to lower planned sales for the quarter. There were $5.3 million of restructuring charges for the third quarter of 2005 compared to $12.3 million for the third quarter of 2004 and $43.7 million of timberland gains for the third quarter of 2005 compared to $0.9 million of timberland gains for the third quarter of 2004. GAAP operating profit was $82.5 million for the third quarter of 2005 compared to $31.8 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended July 31,	2005	2004
Net sales:
Industrial Packaging & Services	$456,593	$436,087
Paper, Packaging & Services	151,551	143,621
Timber	902	5,106

Total net sales	$609,046	$584,814

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$36,084	$33,972
Paper, Packaging & Services	7,929	5,789
Timber	109	3,453

Total operating profit before restructuring charges and timberland gains	44,122	43,214

Restructuring charges:
Industrial Packaging & Services	4,773	10,356
Paper, Packaging & Services	523	1,923
Timber	—	45

Total restructuring charges	5,296	12,324

Timberland gains:
Timber	43,704	864

Total operating profit	$82,530	$31,754

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the third quarter of 2005 compared to the third quarter of 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;

•	Lower sales volumes for steel and fibre drums;

•	Benefits from the transformation initiatives;

•	Higher raw material costs, especially steel and resin;

•	Lower restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales rose 5 percent (3 percent excluding the impact of foreign currency translation) to $456.6 million for the third quarter of 2005 from $436.1 million for the same period last year. Selling prices rose primarily in response to higher raw material costs during the quarter, especially steel and resin, compared to the same quarter last year. Sales increased due to higher prices, which were partially offset by lower sales volumes for steel and fibre drums.

Operating profit before restructuring charges rose to $36.1 million for the third quarter of 2005 from $34.0 million for the same period a year ago. Restructuring charges were $4.8 million for the third quarter of 2005 compared to $10.4 million the prior year. The Industrial Packaging & Services segment’s gross profit margin declined to 16.0 percent for the third quarter of 2005 from 18.1 percent in the third quarter of 2004. This decline was due to lower sales volumes and higher raw material costs, which were partially offset by improved selling prices and labor and other manufacturing efficiencies resulting from the transformation initiatives. GAAP operating profit was $31.3 million for the third quarter of 2005 compared to $23.6 million for the third quarter of 2004.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the third quarter of 2005 compared to the third quarter of 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;

•	Higher sales volumes for containerboard;

•	Lower sales volumes for corrugated sheets and containers; and

•	Lower restructuring charges.

In this segment, net sales rose 6 percent to $151.6 million for the third quarter of 2005 from $143.6 million for the same period last year due to improved selling prices for this segment’s products and improved sales volumes for containerboard. Sales volumes for corrugated sheets and containers were down on a year-over-year comparison.

Operating profit before restructuring charges was $7.9 million for the third quarter of 2005 compared to $5.8 million in the prior year. Restructuring charges were $0.5 million for the third quarter of 2005 versus $1.9 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved selling prices and volumes in the containerboard operations, partially offset by lower sales volumes for corrugated sheets and containers and higher transportation and energy costs. GAAP operating profit was $7.4 million for the third quarter of 2005 compared to $3.9 million for the third quarter of 2004.

Timber

In the Timber segment, we own approximately 246,000 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in the third quarter of 2005 compared to the third quarter of 2004 in the Timber segment were:

•	Lower planned level of timber sales; and

•	Higher gain on sale of timberland.

Timber net sales were $0.9 million for the third quarter of 2005 compared with $5.1 million for the third quarter of 2004. Operating profit before restructuring charges and timberland gains was $0.1 million for the third quarter of 2005 compared to $3.5 million a year ago. Restructuring charges were insignificant for the third quarter in both years. Timberland gains were $43.7 million for the third quarter of 2005 versus $0.9 million for the same quarter last year. GAAP operating profit was $43.8 million for the third quarter of 2005 compared to $4.3 million for the third quarter of 2004.

As previously reported, in May 2005, we completed the first phase of the sale of 56,000 acres of timberland, timber and associated assets for $90 million. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for $51.0 million, resulting in a gain of $42.1 million, in the third quarter of 2005. The second phase of this transaction is expected to occur in several installments during 2006, and we will recognize additional timberland gains in our consolidated statements of income in the periods that these transactions occur.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 84.7 percent for the third quarter of 2005 from 82.9 percent for the third quarter of 2004. The principal factors impacting the 180 basis point increase were higher raw material costs, particularly steel and resin, lower planned timber sales, which have a relatively lower cost as a percentage of net sales than our other products, and lower absorption of fixed assets. These factors were partially offset by improved selling prices and additional labor and other manufacturing efficiencies, which benefited from the ongoing transformation initiatives.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $52.2 million, or 8.6 percent of net sales, for the third quarter of 2005 compared to $57.1 million, or 9.8 percent of net sales, for the same period a year ago. SG&A expenses continue to be adjusted consistent with changes in operating performance.

Restructuring Charges

Our transformation initiatives, which began in 2003, continue to generate productivity improvements and achieve permanent cost reductions. We incurred restructuring charges of $60.7 million in 2003, $54.1 million in 2004, and $19.2 million during the first nine months of 2005. We are pleased with the progress of the transformation initiatives to-date and are continuing to evaluate future rationalization options based on that progress.

As a result of the transformation initiatives, during the third quarter of 2005, we recorded restructuring charges of $5.2 million, consisting of $0.7 million in employee separation costs, $0.1 million in asset impairments, $0.9 million in professional fees directly related to the transformation initiatives and $3.5 million in other restructuring costs. In the third quarter of 2005, we also recorded $0.1 million of restructuring charges related to the impairment of two facilities, currently held for sale, that were closed during previous restructuring programs. During the third quarter of 2004, we recorded restructuring charges of $12.3 million, consisting of $3.4 million in employee separation costs, $0.3 million in asset impairments and $8.6 million in professional fees directly related to the transformation initiatives. The asset impairment charges related to the write-down to fair value of buildings and equipment based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker.

A total of approximately 1,600 employees have been or will be terminated in connection with the transformation initiatives, 1,515 of which have been terminated as of July 31, 2005.

Upon completion of the transformation initiatives, we believe that annual contributions to earnings from these actions will be approximately $115 million.

For further information, see Note 8 — Restructuring Charges in the Notes to Consolidated Financial Statements included in this Form 10-Q.

Gain on Sale of Assets

Gain on sale of assets increased to $46.6 million in the third quarter of 2005 as compared to $1.3 million in the third quarter of 2004 primarily due to $42.8 million higher gains on sale of timber properties and the sale of three held for sale properties in the current quarter.

Interest Expense, Net

Interest expense, net was $9.8 million and $10.9 million for the third quarter of 2005 and 2004, respectively. Lower average debt outstanding was partially offset by higher interest rates during the third quarter of 2005 compared to the third quarter of 2004.

Other Income, Net

Other income, net increased $2.1 million in the third quarter of 2005 as compared to the third quarter of 2004 primarily due to higher rental income and foreign exchange gains and a favorable adjustment of an amount owed to one of our financial institutions, partially offset by other costs.

Income Tax Expense

The effective tax rate was 32.4 percent and 28.4 percent in the third quarter of 2005 and 2004, respectively. The higher effective tax rate resulted from a change in the mix of income outside the United States, including the impact of a large timberland gain in the United States during the third quarter of 2005.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.1 million and $0.3 million for the third quarter of 2005 and 2004, respectively.

Net Income

Based on the foregoing, we recorded net income of $50.7 million for the third quarter of 2005 compared to $14.9 million in the same period last year.

Year-to-Date Results

Overview

Net sales rose 13 percent (10 percent excluding the impact of foreign currency translation) to $1.8 billion for the first nine months of 2005 from $1.6 billion for the same period of 2004. The net sales improvement was attributable to the Industrial Packaging & Services segment ($170.9 million increase) and the Paper, Packaging & Services segment ($42.8 million increase), partially offset by the Timber segment ($5.0 million decrease). Higher selling prices, primarily in response to higher year-over-year costs of steel and resin, drove this improvement. Lower sales volumes for certain products, as compared to the previous period, partially offset this improvement in sales.

Operating profit before restructuring charges and timberland gains increased 24 percent to $118.1 million for the first nine months of 2005 compared with $95.1 million for the first nine months of 2004. This was primarily attributable to the Paper, Packaging & Services segment ($14.3 million increase) and the Industrial Packaging & Services segment ($12.6 million increase), partially offset by the Timber segment ($3.9 million decrease). There were $23.1 million and $39.9 million of restructuring charges and $55.2 million and $6.2 million of timberland gains during the first nine months of 2005 and 2004, respectively. GAAP operating profit was $150.1 million for the first nine months of 2005 compared with $61.4 million for the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the nine months ended July 31,	2005	2004
Net sales:
Industrial Packaging & Services	$1,344,039	$1,173,167
Paper, Packaging & Services	449,790	406,958
Timber	10,741	15,738

Total net sales	$1,804,570	$1,595,863

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$83,174	$70,583
Paper, Packaging & Services	27,892	13,577
Timber	6,984	10,928

Total operating profit before restructuring charges and timberland gains	118,050	95,088

Restructuring charges:
Industrial Packaging & Services	20,380	31,919
Paper, Packaging & Services	2,664	7,757
Timber	59	185

Total restructuring charges	23,103	39,861

Timberland gains:
Timber	55,169	6,162

Total operating profit	$150,116	$61,389

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first nine months of 2005 compared to the first nine months of 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for steel and fibre drums;

•	Benefits from transformation initiatives;

•	Higher raw material costs, especially steel and resin;

•	Lower restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales rose 15 percent (12 percent excluding the impact of foreign currency translation) to $1.3 billion for the first nine months of 2005 from $1.2 billion for the same period last year. Selling prices rose primarily in response to higher average raw material costs, especially steel and resin, compared to the same quarter last year. However, sales volumes were generally lower for steel and fibre drums.

Operating profit before restructuring charges rose to $83.2 million for the first nine months of 2005 from $70.6 million for the same period a year ago. Restructuring charges were $20.4 million for the first nine months of 2005 compared with $31.9 million a year ago. The Industrial Packaging & Services segment’s gross profit was 15.5 percent versus 17.0 percent in the first nine months of 2005 and 2004, respectively, due to generally lower sales volumes and higher raw material costs, partially offset by improved average selling prices and labor and other manufacturing efficiencies related to the transformation initiatives. GAAP operating profit was $62.8 million for the first nine months of 2005 compared with $38.7 million for the first nine months of 2004.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America.

The key factors influencing profitability in the first nine months of 2005 compared to the first nine months of 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;

•	Generally lower sales volumes for containerboard, corrugated sheets and corrugated containers; and

•	Lower restructuring charges.

In this segment, net sales rose 11 percent to $449.8 million for the first nine months of 2005 from $407.0 million for the same period last year due to improved selling prices for this segment’s products. Sales volumes for containerboard, corrugated sheets and corrugated containers were down versus the same period last year.

Operating profit before restructuring charges was $27.9 million for the first nine months of 2005 compared with $13.6 million the prior year. Restructuring charges were $2.7 million for the first nine months of 2005 versus $7.8 million a year ago. The increase in operating profit before restructuring charges was primarily due to improved selling prices, partially offset by generally lower sales volumes and higher transportation and energy costs in the containerboard operations. GAAP operating profit was $25.2 million for the first nine months of 2005 compared with $5.8 million for the first nine months of 2004.

Timber

As of July 31, 2005, we owned approximately 246,000 acres of timber properties in southeastern United States, which were actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in the first nine months of 2005 compared to the first nine months of 2004 in the Timber segment were:

•	Lower level of timber sales; and

•	Higher gain on sale of timberland.

Timber net sales were $10.7 million for the first nine months of 2005 compared to $15.7 million for the first nine months of 2004. Operating profit before restructuring charges and timberland gains was $7.0 million for the first nine months of 2005 compared to $10.9 million a year ago. Restructuring charges were not significant for the first nine months in both years. Timberland gains were $55.2 million for the first nine months of 2005 and $6.2 million for the same period last year. GAAP operating profit was $62.1 million for the first nine months of 2005 compared with $16.9 million for the first nine months of 2004.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, increased to 84.5 percent for the first nine months of 2005 from 83.8 percent for the first nine months of 2004. The principal factors impacting this increase were generally lower sales volumes and higher raw material costs, partially offset by improved selling prices and labor and other manufacturing efficiencies from the ongoing transformation initiatives.

Selling, General and Administrative Expenses

SG&A expenses were $168.0 million, or 9.3 percent of net sales, for the first nine months of 2005 compared to $163.9 million, or 10.3 percent of net sales, for the same period a year ago. While certain SG&A expenses, such as employee benefits and professional fees, primarily related to compliance matters regarding Section 404 of the Sarbanes-Oxley Act of 2002, were higher versus the same period last year, certain other SG&A expenses were reduced compared to the first nine months of 2004.

Restructuring Charges

As part of the transformation initiatives, we closed or sold two company-owned plants in the Industrial Packaging & Services segment during the first nine months of 2005, and six company-owned plants (five in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) during the first nine months of 2004. All of the plants are located in North America, except for one in South Africa. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first nine months of 2005, we recorded restructuring charges of $19.2 million, consisting of $7.7 million in employee separation costs, $0.2 million in asset impairments, $3.2 million in professional fees directly related to the transformation initiatives and $8.1 million in other restructuring costs. In the first nine months of 2005, we also recorded $3.9 million of restructuring charges related to the impairment of two facilities, currently held for sale, that were closed during previous restructuring programs. During the first nine months of 2004, we recorded restructuring charges of $39.9 million, consisting of $12.5 million of in employee separation costs, $2.6 million in asset impairments, $18.5 million in professional fees directly related to the transformation initiatives and $6.3 million in other restructuring costs. The asset impairment charges related to the write-down to fair value of buildings and equipment based on recent buy offers, market comparables and/or data obtained from our commercial real estate broker. For further information, see Third Quarter Results – Other Income Statement Changes – Restructuring Charges above and Note 8 — Restructuring Charges in the Notes to Consolidated Financial Statements in this Form 10-Q.

Gain on Sale of Assets

Gain on sale of assets increased to $61.1 million in the first nine months of 2005 as compared to $6.5 million in the first nine months of 2004, primarily due to $49.0 million higher gains from the sale of timber properties and the sale of four held for sale properties during 2005.

Interest Expense, Net

Interest expense, net declined to $30.5 million for the first nine months of 2005 from $33.8 million for the same period last year. Lower average debt outstanding was partially offset by higher interest rates during the first nine months of 2005 compared to the same period last year.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income, Net

Other income, net was $3.6 million in the first nine months of 2005 versus $1.2 million in the first nine months of 2004 primarily due to foreign exchange gains and a favorable adjustment of an amount owed to one of our financial institutions, partially offset by other costs.

Income Tax Expense

The effective tax rate was 31.0 percent and 29.0 percent in the first nine months of 2005 and 2004, respectively, resulting in an income tax expense of $37.3 million for the first nine months of 2005 and an income tax expense of $8.3 million for the first nine months of 2004. The higher effective tax rate resulted from a change in the mix of income outside the United States, including the impact of a large timberland gain in the United States during the period.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.4 million for the first nine months of 2005 as compared to a negative $0.5 million in the same period of 2004.

Net Income

Based on the foregoing, we recorded net income of $82.6 million for the first nine months of 2005 compared to net income of $20.0 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, sale of our European accounts receivable and borrowings under our Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, sale of our European accounts receivable and borrowings under our Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first three quarters of 2005, we invested $49.3 million in capital expenditures, excluding timberland purchases of $9.9 million compared with capital expenditures of $38.7 million, excluding timberland purchases of $8.7 million, during the same period last year.

We expect capital expenditures to be approximately $75 million in 2005, which would be approximately $25 million below our anticipated annual depreciation expense.

Balance Sheet Changes

The $31.4 million reduction in trade accounts receivable was primarily due to lower net sales in the third quarter of 2005 compared to the fourth quarter of 2004, the sale of certain European accounts receivable and improved collection efforts.

The $14.8 million increase in inventories was primarily due to higher raw material costs coupled with the impact of foreign currency translation.

Properties, plants and equipment, net decreased $36.2 million primarily due to depreciation expense ($69.8 million) and depletion expense ($1.2 million), partially offset by the impact of foreign currency translation and capital expenditures for the first three quarters of 2005.

In the current quarter, the timber note receivable of $50.9 million was received and timber note securitized of $43.3 million was issued (See Liquidity and Capital Resources – Significant Nonstrategic Timberland Transactions for information on the timber note receivable and timber note securitized).

The $45.7 million decrease in accounts payable was mostly due to lower cost of products sold in the third quarter of 2005 compared to the fourth quarter of 2004 and the timing of payments made to our suppliers and the impact of foreign currency translation, partially offset by higher raw material costs.

Accrued payroll and employee benefits were lower by $9.1 million primarily due to the timing of the annual bonus and long-term incentive accruals, which were accrued at October 31, 2004 and paid during the first quarter of 2005, and timing of other employee-related accruals.

Long-term debt decreased $52.7 million due to strong operating cash flows for the nine months ended July 31, 2005 and the application of proceeds from the timber note securitized. (See Liquidity and Capital Resources – Significant Nonstrategic Timberland Transactions for information on the timber note securitized).

Borrowing Arrangements

Credit Agreement

As of March 2, 2005, we and certain of our international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book-runner, KeyBank National Association, as joint lead arranger and syndication agent and National City Bank, Fleet National Bank and ING Capital LLC, as co-documentation agents. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement. Interest is based on a Eurocurrency rate or an alternative base rate that resets periodically plus a calculated margin amount. On March 3, 2005, $189.4 million was borrowed under the revolving multicurrency credit facility in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of July 31, 2005, $65.0 million was outstanding under the revolving multicurrency credit facility.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On July 31, 2005, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers. However, in the event that we receive an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request that such collateral be released.

Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of July 31, 2005, there was a total of $246.4 million outstanding under the Senior Subordinated Notes. The decrease was primarily due to a $ 2.0 million purchase of Senior Subordinated Notes at a premium ($ 0.2 million), which was charged to interest expense, during the third quarter of 2005. The remaining difference was due to the recording of gains on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2005, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC, which is included in our consolidated financial statements. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of July 31, 2005, there was a total of $93.3 million outstanding under the trade accounts receivable credit facility.

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

Sale of European Accounts Receivable

To further reduce borrowing costs, we entered into an arrangement to sell on a regular basis up to €55 million ($66.7 million at July 31, 2005) of certain European accounts receivable of our European subsidiaries to a major international bank. As of July 31, 2005, €45.8 million ($55.5 million) of accounts receivable were sold under this arrangement. We will continue to service these accounts receivable, although no interest therein has been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS

On March 28, 2005, Soterra LLC (one of our wholly owned subsidiaries) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate purchase price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The remaining acres will be sold in several installments in 2006, and we will recognize additional timberland gains in our consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.

We have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, we will not become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of July 31, 2005, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$405	$—	$15	$143	$247
Short-term borrowings	26	26	—	—	—
Non-cancelable operating leases	56	4	24	13	15
Timber note securitized	43	—	—	—	43

Total contractual cash obligations	$530	$30	$39	$156	$305

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing (the “Common Stock”). During the first nine months of 2005, we repurchased 40,000 shares of Class A Common Stock and 105,000 shares of Class B Common Stock. As of July 31, 2005, we had repurchased 909,680 shares, including 526,476 shares of Class A Common Stock and 383,204 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through July 31, 2005 was approximately $31 million.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
05/01/05 thru 05/31/05	—	—	—	1,135,320
06/01/05 thru 06/30/05	40,000	$63.04	40,000	1,090,320
07/01/05 thru 07/31/05	—	—	—	1,090,320

Total	40,000		40,000

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
11/01/04 thru 11/30/04	—	—	—	1,235,320
12/01/04 thru 12/31/04	—	—	—	1,235,320
01/01/05 thru 01/31/05	100,000	$52.70	100,000	1,135,320
02/01/05 thru 02/28/05	—	—	—	1,135,320
03/01/05 thru 03/31/05	—	—	—	1,135,320
04/01/05 thru 04/30/05	—	—	—	1,135,320
05/01/05 thru 05/31/05	—	—	—	1,135,320
06/01/05 thru 06/30/05	5,000	$59.01	5,000	1,090,320
07/01/05 thru 07/31/05	—	—	—	1,090,320

	105,000		105,000
Total

(1)	The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2005, the maximum number of shares that may yet be purchased is 1,090,320, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 9, 2005	/s/ Donald S. Huml
Donald S. Huml, Chief Financial Officer (Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2005

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