Form 10-K
period 2005-10-31
GREIF INC
filed 2006-01-12
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:

Non-voting common equity (Class A Common Stock) - $796,928,179

Voting common equity (Class B Common Stock) - $330,190,195

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 31, 2005 was as follows:

Class A Common Stock - 11,562,084

Class B Common Stock - 11,538,645

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 27, 2006 (the “2006 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2006 Proxy Statement will be filed within 120 days of October 31, 2005.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Form 10-K of Greif, Inc. and subsidiaries (the “Company”) or incorporated herein, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 40 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services. The Company also produces containerboard and corrugated products for niche markets in North America. The Company sells timber to third parties from its timberland in the southeastern United States that it manages to maximize long-term value. The Company also owns timberland in Canada that it does not actively manage. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

The Company’s history goes back to 1877 when its predecessor manufactured wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. The Company was incorporated as a Delaware corporation in 1926.

Significant Transactions Discussed in this Form 10-K

2005 Timberland Transactions

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a gain of $42.1 million, in 2005. The remaining acres will be sold in two installments in 2006, and the Company will recognize additional timberland gains in its consolidated statements of income in the periods that these transactions occur. See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares

On September 30, 2003, CorrChoice, Inc., which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders. As a result of this transaction, the Company owned 100 percent of CorrChoice, Inc. compared to its 63.24 percent interest when the joint venture was formed on November 1, 1998.

Van Leer Industrial Packaging Acquisition

In March 2001, the Company acquired Royal Packaging Industries Van Leer N.V., a Dutch company, Huhtamaki Holdings do Brasil Ltda., a Brazilian company, Van Leer France Holding S.A.S., a French company, Van Leer Containers, Inc., a United States company, and American Flange & Manufacturing Co., Inc., a United States company, which are collectively referred to as “Van Leer Industrial Packaging.” As a result of this transaction, the Company acquired significant industrial packaging operations outside of North America.

2001 Timberland Transactions

In 2001, the Company sold 65,000 acres of hardwood timber properties situated in Arkansas, Mississippi and Louisiana for $74.4 million in two transactions. As a result of these transactions, the Company recognized gains totaling $70.7 million. Also in 2001, the Company purchased 63,000 acres of pine timber properties for $85.9 million in two transactions.

(b) Financial Information about Segments

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber. Information related to each of these segments is included in Note 16 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

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

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. As of October 31, 2005, the Company owned approximately 250,000 acres of timberland in the southeastern United States and approximately 37,000 acres of timberland in Canada.

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

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2005.

The Company does not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2006.

See also Item 7 of this Form 10-K and Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2005, 2004 and 2003, and the Company’s reserves for environmental liabilities at October 31, 2005.

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

Employees

As of October 31, 2005, the Company had approximately 9,100 employees. A significant number of the Company’s employees are represented by unions. The Company believes that its employee relations are generally good.

(d) Financial Information about Geographic Areas

The Company’s operations are located in North America, Europe and various other regions throughout the world. Information related to each of these areas is included in Note 16 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

(e) Available Information

The Company maintains an Internet Web site at www.greif.com. The Company files reports with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, on or through this Internet Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably possible after the Company electronically files such material with, or furnishes it to, the SEC.

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

(f) Other Matters

The Company’s common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Michael J. Gasser, the Company’s Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, Mr. Gasser and Donald S. Huml, the Company’s Executive Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of the Company’s public disclosures. See Exhibits 31.1 and 31.2 to this Form 10-K.

ITEM 1A.    RISK FACTORS

Statements contained in this Form 10-K may be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, the Company’s actual financial performance. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries.

Our business is sensitive to changes in general economic or business conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and have operations in many countries, demand for our industrial packaging products and containerboard and related corrugated products has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn could have a material adverse affect on our business, results of operations or financial condition.

Our foreign operations are subject to currency exchange and political risks that could adversely affect our results of operations.

We have operations in over 40 countries. As a result of our international operations, we are subject to certain risks which could disrupt our operations or force us to incur unanticipated costs.

Our operating performance is affected by devaluations and fluctuations in foreign currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our international operations conducted in local currencies; and
•	gains or losses from international operations conducted in currencies other than the operation’s functional currency.

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability;
•	war, civil disturbance or acts of terrorism;
•	taking of property by nationalization or expropriation without fair compensation;
•	changes in government policies and regulations;
•	imposition of limitations on conversions of foreign currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;
•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;
•	hyperinflation in certain countries; and
•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

We operate in highly competitive industries.

Each of our business segments operates in highly competitive industries. The most important competitive fac -

tors we face are price, quality and service. To the extent that one or more of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.

Our business is sensitive to changes in industry demands.

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

The continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products may intensify pricing pressures and may negatively impact our financial performance.

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

Raw material and energy price fluctuations and shortages could adversely affect our ability to obtain the materials needed to manufacture our products and could adversely affect our manufacturing costs.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials.

The cost of producing our products is also sensitive to the price of energy. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have increased in recent years, with a corresponding effect on our production costs.

Environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance.

We must comply with extensive rules and regulations regarding federal, state, local and international environmental matters, such as air and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect our operations and financial performance. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims which could adversely affect our operations and financial performance.

Our business may be adversely impacted by work stoppages and other labor relations matters.

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

We may encounter difficulties arising from acquisitions.

During recent years, we have invested a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key customers, employees and contracts, and the inability to integrate businesses without material disruption. In addition, other companies in our industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. In addition, the costs of unsuccessful acquisition efforts may adversely affect our financial performance.

We may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage. These uninsured losses could adversely affect our financial performance.

We are self-insured for certain of the claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation claims. We establish reserves for estimated costs related to pending claims, administrative fees and claims incurred but not reported. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate to cover the actual liability for claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation claims. If we conclude that our estimates are incorrect and our reserves are inadequate for these claims, we will need to increase our reserves, which could adversely affect our financial performance.

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

Insurance policies covering product liability generally being offered by insurance carriers are becoming more restrictive in terms of self-insured retentions, available policy limits, coverage exclusions and other terms. There can be no assurance that a successful product or professional liability claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity.

The frequency and volume of our timber and timberland sales will impact our financial performance.

We have a significant inventory of standing timber and timberland. The frequency and volume of sales of timber and timberland will have an effect on our financial performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

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

Location	Products or Use	Owned	Leased
INDUSTRIAL PACKAGING & SERVICES:
Argentina	Steel and plastic drums and distribution center	3	—
Australia	Steel and plastic drums, closures, distribution centers and general office	4	2
Belgium	Steel and plastic drums, water bottles and coordination center	1	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	1
Canada	Fibre, steel and plastic drums and wooden pallets	9	—
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums	1	1
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	1
France	Fibre, steel and plastic drums, intermediate bulk containers, closures and distribution center	2	4
Germany	Fibre, steel and plastic drums and distribution center	3	2
Greece	Steel drums and water bottles	1	1
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—

Location	Products or Use	Owned	Leased
India	Plastic drums and closures	1	1
Italy	Steel and plastic drums and distribution center	1	2
Jamaica	Distribution center	—	1
Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	1	1
Mexico	Fibre, steel and plastic drums and distribution center	2	2
Morocco	Steel and plastic drums and plastic bottles	—	1
Mozambique	Steel drums and plastic bottles	—	1
Netherlands	Fibre and steel drums, closures, research center and general office	3	2
New Zealand	Intermediate bulk containers	—	2
Nigeria	Steel and plastic drums	2	1
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums and water bottles	5	1
Singapore	Steel drums and distribution center	—	2
South Africa	Steel and plastic drums and distribution center	3	2
Spain	Steel drums and distribution center	1	—
Sweden	Fibre and steel drums and distribution center	2	2
Turkey	Steel drums and waterbottles	1	1
Ukraine	Distribution center	—	1
United Kingdom	Fibre, steel and plastic drums, water bottles and distribution center	5	2
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles and distribution centers	24	20

Location	Products or Use	Owned	Leased
Uruguay	Steel drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Zimbabwe	Steel and plastic drums	1	—
PAPER, PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags and distribution center	25	12
TIMBER:
United States	General offices	3	—
CORPORATE:
United States	Principal and general office	2	—

The Company also owns a substantial number of scattered timber tracts comprising approximately 250,000 acres in the states of Alabama, Arkansas, Florida, Louisiana and Mississippi and approximately 37,000 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2005.

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

In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more, except for a notice of violation received by the Company from the U.S. Environmental Protection Agency for alleged clean-air violations at its steel drum facility in Alsip, Illinois. The alleged violations relate to two industrial process cooling towers at the facility that have been monitored by a third party for many years and involve the chemicals supplied and used by that third party in connection with treating the cooling system. The sanctions for such alleged violations could exceed $100,000, but are not expected to be material to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Form 10-K.

Executive Officers of the Company

The following information relates to executive officers of the Company (elected annually):

Name	Age	Positions and offices	Year first became executive officer
Michael J. Gasser	54	Chairman of the Board of Directors and Chief Executive Officer	1988
William B. Sparks, Jr.	64	Director, President and Chief Operating Officer	1995
Donald S. Huml	59	Executive Vice President and Chief Financial Officer	2002
Ronald L. Brown	58	Senior Vice President, Global Sourcing and Supply Chain	2004
David B. Fischer	43	Senior Vice President and Divisional President, Industrial Packaging & Services - Americas	2004
Gary R. Martz	47	Senior Vice President, General Counsel and Secretary, and President, Soterra LLC (subsidiary company)	2002
Michael C. Patton	44	Senior Vice President, Paper, Packaging & Services and Transformation Worldwide	2004
Michael L. Roane	50	Senior Vice President, Human Resources and Communications	1998
Ivan Signorelli	53	Senior Vice President, Industrial Packaging & Services – Europe	2005
Kenneth B. André, III	40	Vice President, Corporate Controller and Chief Information Officer	2006
John K. Dieker	42	Vice President and Treasurer	1996
Robert A. Young	51	Vice President, Taxes	2002
Robert S. Zimmerman	34	Vice President, Corporate Business Development	2001
Sharon R. Maxwell	56	Assistant Secretary	1997

Except as indicated below, each person has served in his or her present capacity for at least five years.

Donald S. Huml was elected Executive Vice President in 2006. Since 2002, Mr. Huml has also been Chief Financial Officer. Prior to that time, and for more than five years, he served as Senior Vice President, Finance, and Chief Financial Officer of Snap-On Incorporated, a global developer, manufacturer and marketer of tools and equipment.

Ronald L. Brown was elected Senior Vice President, Global Sourcing and Supply Chain in 2004. From 2001 to 2004, Mr. Brown served as Vice President, Industrial Packaging & Services—North America. Prior to that time and since 1997, he served as Vice President, Sales and Marketing for the Industrial Packaging & Services segment.

David B. Fischer was elected Senior Vice President and Divisional President, Industrial Packaging & Services—Americas in 2004. Prior to that time, and for more than five years, Mr. Fischer worked for The Dow Chemical Company, a global science and technology-based company, most recently serving as Business Vice President for the polyurethane business.

Gary R. Martz was elected Senior Vice President, General Counsel and Secretary in 2002. In 2005, Mr. Martz also became President of Soterra LLC (subsidiary company). Prior to 2002, and for more than five years, he served as a partner in the law firm of Baker & Hostetler LLP.

Michael C. Patton was elected Senior Vice President, Paper, Packaging & Services in 2005. Since 2004, Mr. Patton was Senior Vice President, Transformation Worldwide, and continues in this capacity as well. Earlier in 2004, he had been appointed to Vice President and General Manager, Midwest (North America). From 2002 to 2004, He served as Vice President, Steel (North America) and from 2000 to 2002 he served as Vice President and General Manager, Multiwall.

Ivan Signorelli was elected Senior Vice President, Industrial Packaging & Services – Europe in 2005. From 1997 to 2005, Mr. Signorelli served as the Strategic Business Unit Manager of Latin America for Industrial Packaging & Services, adding Africa to his responsibilities in 2003.

Kenneth B. André, III was elected Corporate Controller in 2006. In this capacity, Mr. André will serve as chief accounting officer of the Company starting in 2006. Prior to that time, he served as Vice President and Chief Information Officer since 2003. He was Director of IT Applications for Industrial Packaging & Services—North America business from 2002 to 2003. From the Van Leer Industrial Packaging acquisition in 2001 through 2002, he served as the Company’s Director of International IT at the Greif Coordination Center in Belgium.

John K. Dieker was elected Vice President and Treasurer in 2006. Prior to that time, and for more than five years, he served as Vice President and Corporate Controller, and in that capacity, was chief accounting officer of the Company through 2005.

Robert A. Young was elected Vice President, Taxes, in 2002. From 1999 to 2001, Mr. Young served as the Director of Taxes.

Robert S. Zimmerman was elected Vice President, Corporate Business Development, in 2006. From 2003 to 2005, Mr. Zimmerman was Vice President and Treasurer. From 2001 to 2003, he served as the Company’s Assistant Treasurer. Prior to that time and since 1999, he served as Treasury Manager of Mettler-Toledo International, Inc., a global provider of precision instruments and services for professional use.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding the Company’s two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent fiscal years, is included in Note 17 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

The Company pays quarterly dividends of varying amounts computed on the basis described in Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last two fiscal years are as follows:

2005 fiscal year dividends per share – Class A $0.80; Class B $1.19

2004 fiscal year dividends per share – Class A $0.60; Class B $0.89

The terms of both the Company’s Credit Agreement and the Indenture for the Company’s Senior Subordinated Notes limit the ability of the Company to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of those agreements and are limited in amount by a formula based on the consolidated net income of the Company. See “Borrowing Arrangements” in Item 7 of this Form 10-K.

The following tables set forth the Company’s purchases of its Class A and Class B Common Stock during 2005:

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2004	—	—	—	1,235,320
December 2004	—	—	—	1,235,320
January 2005	—	—	—	1,135,320
February 2005	—	—	—	1,135,320
March 2005	—	—	—	1,135,320
April 2005	—	—	—	1,135,320
May 2005	—	—	—	1,135,320
June 2005	40,000	$63.04	40,000	1,090,320
July 2005	—	—	—	1,090,320
August 2005	—	—	—	1,090,320
September 2005	—	—	—	1,072,776
October 2005	50,000	$58.35	50,000	1,022,776

Total	90,000		90,000

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2004	—	—	—	1,235,320
December 2004	—	—	—	1,235,320
January 2005	100,000	$52.70	100,000	1,135,320
February 2005	—	—	—	1,135,320
March 2005	—	—	—	1,135,320
April 2005	—	—	—	1,135,320
May 2005	—	—	—	1,135,320
June 2005	5,000	$59.01	5,000	1,090,320
July 2005	—	—	—	1,090,320
August 2005	—	—	—	1,090,320
September 2005	17,544	$57.00	17,544	1,072,776
October 2005	—	—	—	1,022,776

Total	122,544		122,544

(1)	The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A or Class B Common Stock, or any combination thereof. As of October 31, 2005, the maximum number of shares that may yet be purchased is 1,022,776, which may be any combination of Class A or Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts):

As of and for the years ended October 31,	2005	2004	2003	2002	2001
Net sales	$2,424,297	$2,209,282	$1,916,441	$1,632,767	$1,456,000
Net income	$104,656	$47,769	$9,496	$30,979	$88,774
Total assets	$1,883,323	$1,813,238	$1,816,259	$1,758,295	$1,771,188
Long-term debt, including current portion of long-term debt	$430,400	$457,415	$646,067	$632,982	$697,514
Basic earnings per share:
Class A Common Stock	$3.64	$1.69	$0.34	$1.10	$3.14
Class B Common Stock	$5.45	$2.53	$0.50	$1.64	$4.70
Diluted earnings per share:
Class A Common Stock	$3.56	$1.66	$0.34	$1.10	$3.14
Class B Common Stock	$5.45	$2.53	$0.50	$1.64	$4.70
Dividends per share:
Class A Common Stock	$0.80	$0.60	$0.56	$0.56	$0.54
Class B Common Stock	$1.19	$0.89	$0.83	$0.83	$0.80

CorrChoice, Inc., which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders on September 30, 2003. As a result of this transaction, the results of CorrChoice, Inc. and its subsidiaries were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statements of Income for 2005, 2004 and 2003. In 2003, the Company recorded a minority interest deduction through September 30, 2003. In 2002 and 2001, the Company recorded a 63.24 percent equity interest in the net income of CorrChoice, Inc.

Van Leer Industrial Packaging was acquired on March 2, 2001. Accordingly, the Van Leer Industrial Packaging operating results and assets have been included since that date.

The results of operations include the effects of pretax restructuring charges of $35.7 million, $54.1 million, $60.7 million and $2.8 million for 2005, 2004, 2003 and 2002, respectively, a $2.8 million and $10.3 million pretax debt extinguishment charge for 2005 and 2002, respectively, and large timberland gains of $56.3 million and $70.7 million in 2005 and 2001, respectively.

In 2003, the Company recorded income of $4.8 million related to a cumulative effect of change in accounting principle resulting from the adjustment of its unamortized negative goodwill in accordance with the transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this Form 10-K. The terms “Greif,” “our company,” “we,” “us,” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2005, 2004 or 2003, or to any quarter of those years, relate to the fiscal year ending in that year.

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

As of October 31, 2005, we owned approximately 250,000 acres of timberland in the southeastern United States, which is actively managed, and approximately 37,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

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

Net Assets Held for Sale. Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that have been closed. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 250,000 acres at October 31, 2005, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 37,000 acres at October 31, 2005, did not have any depletion expense since they are not actively managed at this time.

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

Pension and Postretirement Benefits.    Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Notes 13 and 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The results would be different using other assumptions.

Income Taxes.    Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating its tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate as well as related interest.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution.

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

Environmental expenses were insignificant in 2005, $0.6 million in 2004 and $0.3 million in 2003. Environmental cash expenditures were $2.0 million, $0.7 million and $0.6 million in 2005, 2004 and 2003, respectively. Our reserves for environmental liabilities at October 31, 2005 amounted to $8.1 million, which included a reserve of $3.9 million related to our facility in Lier, Belgium and $4.2 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.2 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2005. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance.    We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.0 million and $3.9 million for estimated costs related to outstanding claims at October 31, 2005 and 2004, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $12.5 million and $9.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2005 and 2004, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items.    Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Item 1A under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

The following table sets forth the net sales and operating profit for each of our business segments for 2005, 2004 and 2003 (Dollars in thousands):

For the years ended October 31,	2005	2004	2003
Net Sales
Industrial Packaging & Services	$1,804,169	$1,620,790	$1,384,243
Paper, Packaging & Services	607,818	568,136	503,731
Timber	12,310	20,356	28,467

Total net sales	$2,424,297	$2,209,282	$1,916,441

Operating Profit
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$122,818	$111,949	$69,817
Paper, Packaging & Services	40,611	29,473	30,411
Timber	7,972	13,888	20,294

Total operating profit before the impact of restructuring charges and timberland gains	171,401	155,310	120,522

Restructuring charges:
Industrial Packaging & Services	31,375	44,975	47,924
Paper, Packaging & Services	4,271	8,936	12,469
Timber	90	207	350

Total restructuring charges	35,736	54,118	60,743

Timberland gains:
Timber	56,268	7,514	5,577

Operating profit:
Industrial Packaging & Services	91,443	66,974	21,893
Paper, Packaging & Services	36,340	20,537	17,942
Timber	64,150	21,195	25,521

Total operating profit	$191,933	$108,706	$65,356

Fiscal Year 2005 Compared to Fiscal Year 2004

Overview

Net sales rose 10 percent (8 percent excluding the impact of foreign currency translation) to a record $2.4 billion in 2005 from $2.2 billion in 2004. The net sales improvement was attributable to the Industrial Packaging & Services segment ($183.4 million increase) and the Paper, Packaging & Services segment ($39.7 million increase), partially offset by $8.1 million of lower planned sales in the Timber segment. Increased selling prices, primarily in response to higher year-over-year raw material costs, were partially offset by lower volumes for certain products, which reflected soft market conditions experienced by a number of our customers.

Operating profit was $191.9 million in 2005 compared with operating profit of $108.7 million in 2004. There were $35.7 million and $54.1 million of restructuring charges and $56.3 million and $7.5 million of timberland gains during 2005 and 2004, respectively. Operating profit before the impact of restructuring charges and timberland gains increased 10 percent to $171.4 million in 2005 compared with $155.3 million in 2004. This increase was primarily attributable to the Industrial Packaging & Services segment ($10.9 million increase) and the Paper, Packaging & Services segment ($11.1 million increase), partially offset by a $5.9 million decline in the Timber segment due to lower planned sales for the year.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing improved profitability in 2005 compared to 2004 in the Industrial Packaging & Services segment were:

•	Higher selling prices;
•	Lower sales volumes for certain products;
•	Benefits from the Greif Business System;
•	Higher raw material costs, especially steel and resin;
•	Lower restructuring charges; and
•	Impact of foreign currency translation.

In this segment, net sales rose 11 percent to $1.8 billion in 2005 from $1.6 billion in 2004. Net sales increased 9 percent excluding the impact of foreign currency translation. Net sales rose primarily as a result of higher selling prices in response to higher raw material costs during the year, especially steel and resin, compared to 2004. The improvement attributable to the higher selling prices was partially offset by slightly lower sales volumes for certain products, especially steel and fibre drums.

Operating profit was $91.4 million in 2005 compared with $67.0 million in 2004. Restructuring charges were $31.4 million in 2005 compared with $45.0 million a year ago. Operating profit before the impact of restructuring charges rose to $122.8 million in 2005 from $111.9 million in 2004. This increase was primarily due to improved net sales. However, the Industrial Packaging & Services segment’s gross profit margin declined to 16.3 percent in 2005 from 17.4 percent in 2004. This decline was due to higher raw material costs, which were partially offset by improved net sales coupled with labor and other manufacturing efficiencies resulting from the Greif Business System (see “Other Income Statement Changes —Restructuring Charges” below).

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing improved profitability in 2005 compared to 2004 in the Paper, Packaging & Services segment were:

•	Higher selling prices;
•	Lower sales volumes for certain products;
•	Higher transportation and energy costs; and
•	Lower restructuring charges.

In this segment, net sales rose 7 percent to $607.8 million in 2005 from $568.1 million last year due to improved selling prices for this segment’s products, partially offset by lower sales volumes for certain products, especially corrugated sheets and containers.

Operating profit was $36.3 million in 2005 compared to $20.5 million in 2004. Restructuring charges were $4.3 million in 2005 versus $8.9 million a year ago. Operating profit before the impact of restructuring charges was $40.6 million in 2005 compared to $29.5 million in 2004. This increase was primarily due to improved net sales, partially offset by higher transportation and energy costs. The Paper, Packaging & Services segment’s gross profit margin increased to 15.3 percent in 2005 from 14.8 percent in 2004 due to improved net sales and labor efficiencies resulting from the Greif Business System (see “Other Income Statement Changes — Restructuring Charges” below).

Timber

The Timber segment owns approximately 250,000 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in 2005 compared to 2004 in the Timber segment were:

•	Lower planned level of timber sales; and
•	Higher gain on sale of timberland.

Timber net sales were $12.3 million in 2005 compared to $20.4 million in 2004. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Current year timber sales were in line with our expectations.

Operating profit was $64.2 million in 2005 compared to $21.2 million in 2004. Restructuring charges were not significant for either year and timberland gains were $56.3 million in 2005 and $7.5 million in 2004. Operating profit before the impact of restructuring charges and timberland gains was $8.0 million in 2005 compared to $13.9 million in 2004. The decrease in operating profit, before the impact of restructuring charges and timberland gains, was primarily a result of lower timber sales.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, increased to 83.9 percent in 2005 from 83.1 percent in 2004. Cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material costs, primarily steel and resin, that caused a 400 basis point increase over the prior year. Lower absorption of fixed costs and Timber segment sales, which have a lower cost than our other products, and higher energy costs also caused our cost of products sold, as a percentage of net sales, to increase. These negative factors to our cost of products sold were partially mitigated by improved selling prices and efficiencies in labor and other manufacturing costs related to the Greif Business System (see “Restructuring Charges” below).

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $224.7 million, or 9.3 percent of net sales, in 2005 compared to $218.8 million, or 9.9 percent of net sales, in 2004. SG&A expenses, as a percentage of net sales, declined primarily as a result of the Greif Business System and our continued focus on controllable costs. In 2005, professional fees related to compliance with §404 of the Sarbanes-Oxley Act of 2002 were approximately $3 million over the 2004 fees.

Restructuring Charges

Our transformation to the Greif Business System, which began in 2003, continues to generate productivity improvements and achieve permanent cost reductions. The focus since 2003 has been primarily on SG&A optimization, which has resulted in approximately $60 million of annualized cost savings.

In 2004 and 2005, we focused on becoming a leaner, more market-focused/performance-driven company. This final phase of the transformation to the Greif Business System has achieved additional annualized benefits of approximately $65 million. The opportunities included, but were not limited to, improved labor productivity, material yield and other manufacturing efficiencies, coupled with further plant consolidations. In addition, we launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

Based on the foregoing, we have achieved total annualized contributions to earnings from the transformation to the Greif Business System of approximately $125 million through 2005.

As part of the transformation to the Greif Business System, we closed four company owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. Two of the plants and a distribution center were located in North America and two were located in the United Kingdom. In addition, corporate and administrative staff reductions continue to be made throughout the world. As a result of the transformation to the Greif Business System, during 2005, we recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, we also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of building and equipment were based on recent purchase offers, market comparables and/or data obtained from our commercial real estate broker.

A total of 1,574 employees have been terminated in connection with the transformation to the Greif Business System since 2003.

See Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland increased $48.8 million to $56.3 million in 2005 as compared to $7.5 million in 2004. These gains are the result of sales of timberland and are volatile from period to period.

As previously reported, in May 2005, we completed the first phase of the $90 million sale of 56,000 acres of timberland, timber and associated assets. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for $51.0 million, resulting in a gain of $42.1 million in the third quarter of 2005. The second phase of this transaction is expected to occur in two installments during 2006, and we will recognize additional timberland gains in our consolidated statements of income in the periods in which these transactions occur.

Interest Expense, Net

Interest expense, net was $40.9 million and $45.3 million in 2005 and 2004, respectively. Lower average debt outstanding was partially offset by higher interest rates during 2005 compared to 2004.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income, Net

Other income, net increased to $4.0 million in 2005 as compared to $0.3 million in 2004 due to certain infrequent non-operating items recorded in 2005, including a favorable adjustment of an amount owed to one of our financial institutions, and $1.1 million in net gains related to foreign currency translation in 2005 as compared to net losses of $1.5 million in 2004.

Income Tax Expense

During 2005, the effective tax rate was 30.9 percent as compared to 24.5 percent in 2004 resulting primarily from a change in the mix of income inside and outside the United States. In future years, the effective tax rate will continue to fluctuate based on the mix of income and other factors.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was a negative $0.5 million for 2005 as compared to $0.4 million for 2004. We have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense in comparable amounts in 2005 and 2004. These expenses were partially offset by equity in earnings of Socer-Embalagens, Lda. (sold during the third quarter of 2004) and Balmer Lawrie–Van Leer.

Net Income

Based on the foregoing, net income increased $56.9 million to $104.7 million for 2005 from $47.8 million in 2004.

Fiscal Year 2004 Compared to Fiscal Year 2003

Overview

Net sales rose 15 percent to $2.2 billion in 2004 from $1.9 billion in 2003. The $292.9 million increase in net sales was attributable to the Industrial Packaging & Services segment ($236.6 million increase) and the Paper, Packaging & Services segment ($64.7 million increase), and was partially offset by the Timber segment ($8.1 million decrease). The 2004 net sales for Industrial Packaging & Services benefited from the positive impact of foreign currency translation (approximately $103 million) compared to 2003.

Operating profit was $108.7 million and $65.4 million for 2004 and 2003, respectively. Operating profit, before the impact of restructuring charges of $54.1 million and timberland gains of $7.5 million, was $155.3 million for 2004 as compared to operating profit, before the impact of restructuring charges of $60.7 million and timberland gains of $5.6 million, of $120.5 million for 2003. The $34.8 million increase in operating profit, before the impact of restructuring charges and timberland gains, was attributable to the Industrial Packaging & Services segment ($42.1 million increase) and was partially offset by the Paper, Packaging & Services segment ($0.9 million decrease) and the Timber segment ($6.4 million decrease). The restructuring charges were attributable to the execution of our transformation to the Greif Business System that was initiated in March 2003.

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. In 2004, the key drivers of profitability in our Industrial Packaging & Services segment were:

•	Higher selling prices;
•	Higher volumes for steel and plastic drums;
•	Benefits from the Greif Business System;
•	Higher raw material costs, especially steel; and
•	Restructuring charges.

Net sales increased $236.6 million, or 17 percent, in 2004 as compared to 2003. This change was due to an increase of $125 million in net sales in Europe, $45 million in North America and the remainder in other parts of the world. Excluding the impact of foreign currency translation, net sales increased 10 percent over the prior year. Selling prices rose primarily in response to higher raw material costs, especially steel, and accounted for about 5 percent of this increase. The rest of the increase was primarily due to higher sales volumes for steel and plastic drums.

Operating profit was $67.0 million for 2004 compared with $21.9 million for 2003. Operating profit, before the impact of restructuring charges of $45.0 million, was $111.9 million for 2004 as compared to operating profit, before the impact of restructuring charges of $47.9 million, of $69.8 million for 2003. The primary reasons for this increase relate to an improvement in net sales, a slight increase in gross profit margin and lower SG&A expenses. The gross profit margin benefited from labor and other manufacturing efficiencies caused by the Greif Business System, partially offset by higher raw material costs than in the prior year. SG&A expenses were lower than the prior year primarily due to a full year of benefits realized from our transformation to the Greif Business System.

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

Net sales increased $64.4 million, or 13 percent, in 2004 as compared to 2003. This increase in net sales was primarily due to improved sales volumes for this segment’s products, partially offset by slightly lower average selling prices. Net sales for the fourth quarter of 2004, which were higher than both the third quarter of 2004 and the fourth quarter of 2003, primarily benefited from improved pricing levels for containerboard coupled with some volume improvements.

Operating profit was $20.5 million for 2004 compared with $17.9 million for 2003. Operating profit, before the impact of restructuring charges of $8.9 million, was $29.5 million for 2004 as compared to operating profit, before the impact of restructuring charges of $12.5 million, of $30.4 million for 2003. Operating profit, before the impact of restructuring charges, decreased due to a decline in gross profit margin resulting from higher raw material costs, particularly OCC, and higher energy costs in the containerboard operations, partially offset by improved sales volumes and lower SG&A expenses in 2004 as compared with 2003.

Timber

In the Timber segment, we owned approximately 280,000 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 38,000 acres in Canada. In 2004, the key drivers of profitability in our Timber segment were:

•	Lower planned timber sales; and
•	Higher gain on sale of timberland.

Net sales decreased $8.1 million, or 28 percent, for 2004 as compared to 2003. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The 2004 timber sales were in line with our expectations.

Operating profit was $21.2 million for 2004 compared with $25.5 million for 2003. Operating profit, before the impact of restructuring charges of $0.2 million and timberland gains of $7.5 million, was $13.9 million for 2004 as compared to operating profit, before the impact of restructuring charges of $0.4 million and timberland gains of $5.6 million, of $20.3 million for 2003. The decrease in operating profit, before the impact of restructuring charges and timberland gains, was primarily the result of the lower timber sales. In addition, the Timber segment also benefited from lower commissions on timber sales, partially offset by higher depletion expense.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, increased to 83.1 percent in 2004 from 82.0 percent in 2003. Cost of products sold, as a percentage of net sales, primarily increased as a result of higher raw material (steel and OCC) costs that caused a 340 basis point increase over the prior year. Lower Timber segment sales, which have a lower cost than our other products, and higher energy costs also caused our cost of products sold, as a percentage of net sales, to increase. These negative factors to our cost of products sold were partially mitigated by improved selling prices and efficiencies in labor and other manufacturing costs related to the transformation to the Greif Business System.

Selling, General and Administrative Expenses

SG&A expenses decreased to $218.8 million (9.9 percent of net sales) in 2004 as compared to $228.1 million (11.9 percent of net sales) in 2003. The decline in SG&A expenses was primarily attributable to the implementation of the Greif Business System (approximately $30 million), partially offset by the negative impact of foreign currency translation ($9.4 million) and the rising cost of employee benefits.

Restructuring Charges

As part of the transformation to the Greif Business System, we sold or closed five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) in 2004. All of the plants were located in North America. In addition, corporate and administrative staff reductions continue to be made throughout the world. As a result of the transformation initiatives, during 2004, we recorded restructuring charges of $54.1 million, consisting of $17.0 million in employee separation costs, $4.8 million in asset impairments, $19.7 million in professional fees directly related to the transformation to the Greif Business System and $12.6 million in other costs. See Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland increased $1.9 million in 2004 as compared to 2003. These gains are the result of sales of timberland and are volatile from period to period.

Interest Expense, Net

Interest expense, net decreased to $45.3 million in 2004 as compared to $52.8 million during 2003. The decrease was due to lower average month-end debt outstanding of $631.7 million during 2004 as compared to $659.1 million during 2003 and lower interest rates, which were caused by a change in mix on our debt in 2004 versus 2003. A $1.2 million charge related to the termination of two interest rate swap agreements during the fourth quarter of 2004 partially offset this decrease.

Other Income, Net

Other income, net decreased to $0.3 million in 2004 as compared to $1.3 million in 2003 due to certain infrequent items recorded in 2003.

Income Tax Expense

During 2004, the effective tax rate was 24.5 percent as compared to 30.8 percent in 2003 resulting primarily from a change in the mix of income inside and outside the United States.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $0.4 million for 2004 as compared to $4.9 million for 2003. In 2003, the expense primarily related to the elimination of the minority interest of CorrChoice, Inc. (36.76 percent) through September 30, 2003, partially offset by equity in earnings of Socer-Embalagens, Lda. (sold during the third quarter of 2004) and Balmer

Lawrie-Van Leer. In addition, we have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense in comparable amounts in 2004 and 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility, sale of our European accounts receivable, and borrowings under our Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our Senior Subordinated Notes, trade accounts receivable credit facility, sale of our European accounts receivable, and borrowings under our Credit Agreement will be sufficient to fund our working capital needs, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2005, 2004 and 2003, we invested $67.7 million, excluding $17.7 million for timberland properties, $53.0 million, excluding $9.8 million for timberland properties, and $61.1 million, excluding $4.2 million for timberland properties, in capital expenditures, respectively. In addition, we paid a total of $51.8 million in 2005 for three separate acquisitions of industrial packaging companies and a total of $16.5 million in 2003 for acquisitions, which primarily related to CorrChoice, Inc.’s redemption of its minority shareholders’ outstanding shares. See Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

We anticipate future capital expenditures of approximately $75 million through October 31, 2006. These expenditures are primarily to replace and improve equipment and to fund new plants in growth markets.

Balance Sheet Changes

The $84.3 million increase in cash and cash equivalents was primarily due to strong cash flows from operating activities and proceeds from the monetization of the significant nonstrategic timberland sale, partially offset by three separate acquisitions, debt repayments and dividends paid.

The $49.1 million decrease in trade accounts receivable was due to our improved collection efforts and the sale of certain European accounts receivable (see Note 2 to the Notes to Consolidate Financial Statements included in Item 8 of this Form 10-K).

The $20.9 million decrease in inventories was primarily due to our efforts to reduce inventory levels as part of the transformation to the Greif Business System.

Goodwill increased $25.9 million, primarily due to $38.6 million resulting from three separate acquisitions in 2005. The increase was primarily offset by $12.0 million due to a favorable decision of the Dutch courts relating to a deferred tax liability from prior to the acquisition of Van Leer Industrial Packaging in 2001.

In the second quarter, the timber note receivable of $50.9 million was received and timber note securitized of $43.3 million was issued (see Note 7 to the Notes to Consolidate Financial Statements included in Item 8 of this Form 10-K).

The $46.6 million decrease in accounts payable was primarily due to the timing of payments made to our suppliers.

Long-term debt has declined due to strong cash flows from operating activities, which benefited from the improvements in working capital from the transformation to the Greif Business System, and the monetization of the significant nonstrategic timberland sale partially offset by three separate acquisitions and the build-up of cash and cash equivalents.

Borrowing Arrangements

Credit Agreement

As of March 2, 2005, we and certain of our international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”)(see Exhibit 10(o)) with a syndicate of financial institutions, as lenders. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. On March 2, 2005, $189.4 million was borrowed under the Credit Agreement in order to prepay the obligations outstanding under the prior credit agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of October 31, 2005, $85.7 million was outstanding under the Credit Agreement.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On October 31, 2005, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

On July 31, 2002, we issued Senior Subordinated Notes (see Exhibit 4(a)) in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. As of October 31, 2005, there was a total of $241.9 million outstanding under the Senior Subordinated Notes. The decrease was primarily due to a $2.0 million purchase of Senior Subordinated Notes at a premium ($0.2 million), which was charged to interest expense, during the third quarter of 2005. The remaining difference was due to the recording of losses on fair value hedges we have in place to hedge interest rate risk. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2005, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank (see Exhibit 10(r)) in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. As of October 31, 2005, there was a total of $95.7 million outstanding under the trade accounts receivable credit facility.

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

Sale of European Accounts Receivable

To further reduce borrowing costs, we entered into an arrangement to sell on a regular basis up to €55 million ($66.0 million at October 31, 2005) of certain European accounts receivable of our European subsidiaries to a major international bank. During October 2005, we amended the arrangement to increase our aggregate accounts receivable limit from €55 million to €90 million ($108.0 million at October 31, 2005). As of October 31, 2005, €56.9 million ($68.3 million) of outstanding accounts receivable were sold under this arrangement. We will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Significant Nonstrategic Timberland Transactions and Consolidation of Variable Interest Entities

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The remaining acres will be sold in two installments in 2006, and we will recognize additional timberland gains in its consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber issued in a private placement its 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.

We have consolidated the assets and liabilities of STA Timber as of October 31, 2005, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation.” Because STA Timber is a separate and distinct legal entity from us, the assets of STA Timber are not available to satisfy the liabilities and obligations of ours and the liabilities of STA Timber are not liabilities or obligations of ours. In addition, we have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, we will not become directly or contingently liable for the payment of the Monetization Notes at any time.

As of October 31, 2005, we also consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of an interpretation of Interpretation 46R. However, because the Buyer SPE is a separate and distinct legal entity from us, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of ours and the liabilities of the Buyer SPE are not liabilities or obligations of ours.

Assets of the Buyer SPE at October 31, 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but we do not expect that issuer to fail to meet its obligations. The accompanying consolidated statement of earnings includes interest expense on STA Timber debt of $1.0 million and interest income on Buyer SPE investments of $1.1 million. No comparable activity is included in interest income or interest expense in the 2004 period.

Contractual Obligations

As of October 31, 2005, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$606	$30	$159	$133	$284
Short-term borrowings	18	18	—	—	—
Non-cancelable operating leases	50	14	20	10	6
Liabilities held by special purpose entities	43	—	—	—	43

Total contractual cash obligations	$717	$62	$179	$143	$333

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2005, we repurchased 90,000 shares of Class A Common Stock and 122,544 shares of Class B Common Stock (see Item 5 to this Form 10-K for these repurchases). As of October 31, 2005, we had repurchased 977,224 shares, including 576,476 shares of Class A Common Stock and 400,748 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999, when this program commenced, through October 31, 2005 was $34.7 million.

Prior to the redemption by CorrChoice, Inc. of the outstanding shares of its minority shareholders, CorrChoice held 62,400 shares of our Class B Common Stock in marketable securities. Due to the consolidation of CorrChoice in 2003, the shares are now included in treasury stock.

See Item 5 of this Form 10-K for further information.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2005, 2004 or 2003.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revision will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, based on a new rule by the Securities and Exchange Commission, companies are allowed to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (November 1, 2005 for us). SFAS No. 123R will apply to all awards non-vested after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, we will apply SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, we have elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123R. Adoption of SFAS No. 123R is expected to result in compensation cost of $0.9 million in the consolidated statements of income in 2006, assuming no additional stock options are granted during 2006.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Credit Agreement, Senior Secured Credit Agreement, proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and interest rate swap agreements with an aggregate notional amount of $280 million as of October 31, 2005 and $290 million as of October 31, 2004. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2005 and 2004. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest quarterly from the counterparties and pay interest quarterly to the counterparties. Under the fair value swap agreements, we receive interest semi-annually from the counterparties and pay interest semi-annually to the counterparties.

The fair values of the Credit Agreement, Senior Secured Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2005 and 2004. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2005 and 2004.

FINANCIAL INSTRUMENTS

As of October 31, 2005

(Dollars in millions)

	Expected Maturity Date
	2006	2007	2008	2009	2010	After 2010	Total	Fair Value
Credit Agreement:
Scheduled amortizations	$—	$—	$—	$86	$—	$—	$86	$86
Average interest rate(1)	4.83%	4.83%	4.83%	4.83%	—	—	4.83%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—	$242	$242	$261
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$96	$—	$—	$—	$96	$96
Average interest rate(1)	4.59%	4.59%	4.59%	—	—	—	4.59%
Interest rate swaps:
Scheduled amortizations	$80	$—	$50	$—	$—	$150	$280	$(7)
Average pay rate(2)	7.07%	7.62%	7.62%	8.11%	8.11%	8.11%	7.07%
Average receive rate(3)	6.51%	7.58%	7.58%	8.88%	8.88%	8.88%	6.51%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2005. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2005, along with additional agreements where we pay LIBOR plus a margin. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2005, along with additional agreements where we receive a fixed rate of 8.875 percent. The rates presented are not intended to project our expectations for the future.

FINANCIAL INSTRUMENTS

As of October 31, 2004

(Dollars in millions)

	Expected Maturity Date						`
	2005	2006	2007	2008	2009	After 2009	Total	Fair Value
Senior Secured Credit Agreement:
Scheduled amortizations	$—	$10	$—	$—	$71	$—	$81	$81
Average interest rate(1)	3.50%	3.50%	3.43%	3.43%	3.43%	—	3.50%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—	$254	$254	$278
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$—	$104	$—	$—	$104	$104
Average interest rate(1)	1.80%	1.80%	1.80%	1.80%	—	—	1.80%
Interest rate swaps:
Scheduled amortizations	$—	$80	$—	$60	$—	$150	$290	$(5)
Average pay rate(2)	5.94%	6.01%	6.01%	5.97%	5.97%	5.12%	5.94%
Average receive rate(3)	5.00%	6.08%	6.08%.	7.51%	7.51%	1.68%	5.00%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2004. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2004, along with additional agreements where we pay LIBOR plus a margin. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2004, along with additional agreements where we receive a fixed rate of 8.875 percent. The rates presented are not intended to project our expectations for the future.

Based on a sensitivity analysis performed by the counterparties at October 31, 2005, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $6.0 million resulting in a liability of $12.6 million. Conversely, a 100 basis point decrease in interest rates would increase the fair value of the swap agreements by $6.8 million resulting in an asset of $0.2 million.

Foreign Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in foreign currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

We have entered into foreign currency forward contracts to hedge certain short-term intercompany loan balances among our international businesses. At October 31, 2005 and 2004, we had contracts outstanding of $21.5 million and $34.0 million, respectively. The fair value of these contracts at October 31, 2005 and 2004 resulted in a loss of $0.2 million in both years. Each of these contracts hedges the exposure of the euro against the fluctuation of various other currencies. A sensitivity analysis to changes in the euro against these other currencies indicates that if the euro uniformly weakened by 10 percent against all of the hedged currency exposures, the fair value of these instruments would decrease by $2.2 million to a net loss of $2.4 million. Conversely, if the euro uniformly strengthened by 10 percent against all of the hedged currency exposures, the fair value of these instruments would increase by $1.9 million to a net gain of $1.7 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency.

Commodity Price Risk

Our operating profit is potentially affected to a significant degree by fluctuations in the cost of our raw materials and energy (see “Risk Factors” included in Item 1A of this Form 10-K). We do not have long-term supply contracts or hedging arrangements in place for obtaining our principal raw materials. In general, we do not use derivative instruments to hedge against fluctuations in commodity prices. However, from time to time, we enter into short-term contracts to hedge certain of our energy costs.

[THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2005	2004	2003
Net sales	$2,424,297	$2,209,282	$1,916,441
Cost of products sold	2,033,510	1,836,432	1,570,891

Gross profit	390,787	372,850	345,550
Selling, general and administrative expenses	224,729	218,821	228,120
Restructuring charges	35,736	54,118	60,743
Gain on sale of assets, net	61,611	8,795	8,669

Operating profit	191,933	108,706	65,356
Interest expense, net	40,890	45,264	52,834
Debt extinguishment charge	2,828	—	—
Other income, net	4,040	328	1,293

Income before income tax expense and equity in earnings of affiliates and minority interests	152,255	63,770	13,815
Income tax expense	47,055	15,624	4,255
Equity in earnings of affiliates and minority interests	(544)	(377)	(4,886)

Income before cumulative effect of change in accounting principle	104,656	47,769	4,674
Cumulative effect of change in accounting principle	—	—	4,822

Net income	$104,656	$47,769	$9,496

Basic earnings per share:
Class A Common Stock (before cumulative effect)	$3.64	$1.69	$0.17
Class A Common Stock (after cumulative effect)	$3.64	$1.69	$0.34
Class B Common Stock (before cumulative effect)	$5.45	$2.53	$0.24
Class B Common Stock (after cumulative effect)	$5.45	$2.53	$0.50
Diluted earnings per share:
Class A Common Stock (before cumulative effect)	$3.56	$1.66	$0.17
Class A Common Stock (after cumulative effect)	$3.56	$1.66	$0.34
Class B Common Stock (before cumulative effect)	$5.45	$2.53	$0.24
Class B Common Stock (after cumulative effect)	$5.45	$2.53	$0.50

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$122,411	$38,109
Trade accounts receivable, less allowance of $8,475 in 2005 and $11,454 in 2004	258,636	307,750
Inventories	170,533	191,457
Deferred tax asset	10,088	6,636
Net assets held for sale	8,410	14,753
Prepaid expenses and other current assets	55,874	53,977

	625,952	612,682

Long-term assets
Goodwill, net of amortization	263,703	237,803
Other intangible assets, net of amortization	25,015	27,524
Assets held by special purpose entities (Note 7)	50,891	—
Other long-term assets	55,706	54,547

	395,315	319,874

Properties, plants and equipment
Timber properties, net of depletion	139,372	129,141
Land	75,464	68,349
Buildings	317,791	321,183
Machinery and equipment	852,926	851,800
Capital projects in progress	38,208	37,192

	1,423,761	1,407,665
Accumulated depreciation	(561,705)	(526,983)

	862,056	880,682

	$1,883,323	$1,813,238

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$234,672	$281,265
Accrued payroll and employee benefits	45,252	49,633
Restructuring reserves	10,402	17,283
Short-term borrowings	17,173	11,621
Other current liabilities	75,485	77,416

	382,984	437,218

Long-term liabilities
Long-term debt	430,400	457,415
Deferred tax liability	133,837	115,752
Pension liability	45,544	44,036
Postretirement benefit liability	47,827	48,667
Liabilities held by special purpose entities (Note 7)	43,250	—
Other long-term liabilities	66,897	79,331

	767,755	745,201

Minority interest	1,696	1,725

Shareholders’ equity
Common stock, without par value	49,251	27,382
Treasury stock, at cost	(75,956)	(65,360)
Retained earnings	793,669	711,919
Accumulated other comprehensive income (loss):
– foreign currency translation	9,117	5,655
– interest rate derivatives	(2,738)	(7,097)
– minimum pension liability	(42,455)	(43,405)

	730,888	629,094

	$1,883,323	$1,813,238

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2005	2004	2003
Cash flows from operating activities:
Net income	$104,656	$47,769	$9,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95,098	99,894	89,770
Asset impairments	6,408	4,828	10,219
Deferred income taxes	23,146	(12,106)	6,574
Gain on disposals of properties, plants and equipment, net	(19,521)	(8,795)	(5,043)
Gain on sale of significant nonstrategic timberland (Note 7)	(42,090)	—	—
Equity in earnings of affiliates, net of dividends received, and minority interests	778	(398)	(3,029)
Cumulative effect of change in accounting principle	—	—	(4,822)
Increase (decrease) in cash from changes in certain assets and liabilities, net of effects from acquisitions:
Trade accounts receivable	56,435	(1,401)	1,325
Inventories	20,715	(15,848)	10,159
Prepaid expenses and other current assets	(2,182)	3,156	6,468
Other long-term assets	(890)	(3,256)	8,780
Accounts payable	(42,835)	113,107	8,205
Accrued payroll and employee benefits	11,444	6,507	(11,505)
Restructuring reserves	(6,426)	1,311	13,672
Other current liabilities	(12,565)	(5,211)	(14,328)
Pension and postretirement benefit liability	545	22,421	(667)
Other long-term liabilities	(4,340)	(15,738)	(25,976)

Net cash provided by operating activities	188,376	236,240	99,298

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(51,782)	—	(16,472)
Proceeds from sale of marketable securities	—	—	9,609
Purchases of properties, plants and equipment	(85,364)	(62,791)	(65,344)
Proceeds on disposals of properties, plants and equipment	29,179	15,539	8,885

Net cash used in investing activities	(107,967)	(47,252)	(63,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,000	2,138,629	594,906
Payments on long-term debt	(744,868)	(2,330,120)	(584,780)
Proceeds from (payments of) short-term borrowings	5,198	(5,348)	(7,084)
Acquisitions of treasury stock	(12,024)	(2,193)	(1,031)
Exercise of stock options	23,086	14,192	65
Dividends paid	(22,906)	(16,893)	(15,657)
Proceeds from liabilities held by special purpose entities (Note 7)	43,250	—	—

Net cash provided by (used in) financing activities	736	(201,733)	(13,581)

Effects of exchange rates on cash	3,157	1,087	1,976

Net increase (decrease) in cash and cash equivalents	84,302	(11,658)	24,371
Cash and cash equivalents at beginning of year	38,109	49,767	25,396

Cash and cash equivalents at end of year	$122,411	$38,109	$49,767

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2002	22,325	$11,974	16,096	$(61,130)	$687,204	$(68,919)	$569,129
Net income					9,496		9,496
Other comprehensive income (loss):
– foreign currency translation						18,412	18,412
– interest rate derivatives, net of income tax expense of $1,434						2,663	2,663
– minimum pension liability adjustment, net of income tax benefit of $4,638						(8,614)	(8,614)

Comprehensive income							21,957

Dividends paid (Note 10):
Class A – $0.56					(5,918)		(5,918)
Class B – $0.83					(9,739)		(9,739)
Treasury shares acquired	(101)		101	(3,122)			(3,122)
Stock options exercised	3	60	(3)	6			66
Long-term incentive shares issued	8	173	(8)	18			191

As of October 31, 2003	22,235	$12,207	16,186	$(64,228)	$681,043	$(56,458)	$572,564
Net income					47,769		47,769
Other comprehensive income (loss):
– foreign currency translation						20,969	20,969
– interest rate derivatives, net of income tax expense of $3,145						5,841	5,841
– minimum pension liability adjustment, net of income tax benefit of $8,184						(15,199)	(15,199)

Comprehensive income							59,380

Dividends paid (Note 10):
Class A – $0.60					(6,514)		(6,514)
Class B – $0.89					(10,379)		(10,379)
Treasury shares acquired	(52)		52	(2,225)			(2,225)
Stock options exercised	502	13,103	(502)	1,088			14,191
Tax benefit of stock options		1,990					1,990
Long-term incentive shares issued	2	82	(2)	5			87

As of October 31, 2004	22,687	$27,382	15,734	$(65,360)	$711,919	$(44,847)	$629,094
Net income					104,656		104,656
Other comprehensive income:
– foreign currency translation						3,462	3,462
– interest rate derivatives, net of income tax expense of $2,347						4,359	4,359
– minimum pension liability adjustment, net of income tax expense of $572						950	950

Comprehensive income							113,427

Dividends paid (Note 10):
Class A – $0.80					(9,135)		(9,135)
Class B – $1.19					(13,771)		(13,771)
Treasury shares acquired	(213)		213	(12,024)			(12,024)
Stock options exercised	593	15,723	(593)	1,419			17,142
Tax benefit of stock options		5,944					5,944
Long-term incentive shares issued	4	202	(4)	9			211

As of October 31, 2005	23,071	$49,251	15,350	$(75,956)	$793,669	$(36,076)	$730,888

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

The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers for recycling and pulpwood.

There are approximately 9,100 employees of the Company at October 31, 2005.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2005, 2004 or 2003, or to any quarter of those years, relates to the fiscal year ending in that year.

Basis of Consolidation

The consolidated financial statements include the accounts of Greif, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, inventory reserves, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, environmental liabilities, pension and postretirement benefits, income taxes, self-insurance reserves and contingencies. Actual amounts could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Timber revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

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

The Company’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions. The Company establishes reserves when, despite its belief that its tax return positions are fully supportable, it believes that certain positions are likely to be challenged and that it may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate as well as related interest.

A number of years may elapse before a particular matter, for which the Company has established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash. Favorable resolution would be recognized as a reduction to the Company’s effective tax rate in the period of resolution.

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

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 69 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 31 percent of consolidated inventories.

During 2005, 2004 and 2003, certain inventory quantity reductions caused a liquidation of LIFO inventory values. The liquidations increased income, net of tax, by $4.0 million, $4.2 million and $0.3 million in 2005, 2004 and 2003, respectively.

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2005	2004
Finished goods	$57,924	$60,615
Raw materials and work-in-process	143,168	168,477

	201,092	229,092
Reduction to state inventories on last-in, first-out basis	(30,559)	(37,635)

	$170,533	$191,457

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $90.1 million in 2005, $93.2 million in 2004 and $93.7 million in 2003. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 250,000 acres at October 31, 2005, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. Depletion expense was $1.3 million,

$2.7 million and $1.6 million in 2005, 2004 and 2003, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, thinning, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not incur interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timberland, which consisted of approximately 37,000 acres at October 31, 2005, are not actively managed at this time.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have been closed, primarily as a result of the Company’s transformation to the Greif Business System (see Note 6). As of October 31, 2005, there were 6 locations held for sale (5 in the Industrial Packaging & Services segment and 1 in the Paper, Packaging & Services segment). As of October 31, 2004, there were 10 locations held for sale (8 in the Industrial Packaging & Services segment and 2 in the Paper, Packaging & Services segment). In 2005, there were no losses recorded by the Company for net assets held for sale. In 2004, the Company recorded a loss of $2.0 million for the Industrial Packaging & Services segment and $0.9 million for the Paper, Packaging & Services segment. The net sales and loss before income tax benefit of these locations were $7.8 million and $2.2 million, respectively, during 2005. The net sales and loss before income tax benefit of these locations were $6.0 million and $7.1 million, respectively, during 2004. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

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

The Company uses interest rate swap agreements for both cash flow hedging and fair value-hedging purposes. For derivative instruments that hedge the exposure of variability in interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments that hedge the exposure to changes in the fair value of fixed rate debt, designated as fair value hedges, the net gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate debt attributable to the hedged risk, are recorded in current period earnings.

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

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The functional currency for international operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income. The amounts included in other income, net, were $1.1 million, $(1.5) million and $(3.0) million in 2005, 2004 and 2003, respectively.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2005	2004	2003
Class A Common Stock:
Basic earnings per share	11,397,565	10,811,696	10,568,872
Assumed conversion of stock options	339,173	264,694	1,519

Diluted earnings per share	11,736,738	11,076,390	10,570,391

Class B Common Stock:
Basic and diluted earnings per share	11,576,903	11,661,540	11,726,768

There were 14,000 Class A options that were antidilutive for 2005 (12,000 for 2004 and 1,987,990 for 2003).

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

At October 31, 2005, the Company had various stock-based compensation plans as described in Note 11. The Company applies Accounting Principles Board Opinion (“APBO”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. If compensation cost had been determined based on fair values at the date of grant under SFAS No. 123, pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

For the years ended October 31,	2005	2004	2003
Net income as reported	$104,656	$47,769	$9,496
Deduct total stock option expense determined under fair value method, net of tax	1,282	1,903	2,588

Net income	$103,374	$45,866	$6,908

Earnings per share:
Class A Common Stock:
Basic – as reported	$3.64	$1.69	$0.34
Basic – pro forma	$3.60	$1.62	$0.25
Diluted – as reported	$3.56	$1.66	$0.34
Diluted – pro forma	$3.52	$1.60	$0.25
Class B Common Stock:
Basic and diluted – as reported	$5.45	$2.53	$0.50
Basic and diluted – pro forma	$5.39	$2.43	$0.36

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

Self-Insurance

The Company is self-insured with respect to certain of its medical and dental claims and certain of its workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and workers’ compensation claims and claims incurred but not reported of $4.0 million and $12.5 million, respectively, at October 31, 2005 and $3.9 million and $9.5 million, respectively, at October 31, 2004.

Other Income, Net

Other Income, net primarily represents rental income, foreign exchange gains (losses) and, in 2005, a favorable adjustment of an amount owed to one of our financial institutions.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This revision will require the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R was effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, based on a new rule by the Securities and Exchange Commission, companies are allowed to implement SFAS No. 123R at the beginning of their next fiscal year instead of the next reporting period that begins after June 15, 2005 (November 1, 2005 for the Company). SFAS No. 123R will apply to all awards non-vested after the required effective date and to awards modified, repurchased or canceled after that date. As of the required effective date, the Company will apply SFAS No. 123R using a modified version of prospective application. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures. For periods before the required effective date, the Company has elected not to apply a modified version of retrospective application under which financial statements for prior periods are adjusted by SFAS No. 123R. Adoption of SFAS No. 123R is expected to result in compensation cost of $0.9 million in the consolidated statements of income in 2006, assuming no additional stock options are granted during 2006.

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Industrial Packaging & Services Acquisitions

During 2005, the Company acquired three separate industrial packaging companies in North America for an aggregate purchase price of $55.8 million. One of the acquisitions includes a payment of $5.0 million in 2008 and a contingent payment of 1 percent of the United States fibre drum net sales for the twelve months preceding the third anniversary of the closing. The Company has recorded $4.0 million, which is the net present value of the $5.0 million future payment at the date of acquisition, as a liability.

These acquisitions, included in operating results from the acquisition dates (two in October and one in June of 2005), were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $24.3 million (including $7.4 million of inventory and $6.3 million of accounts receivable) and the liabilities assumed were $8.0 million. Identifiable intangible assets, with a combined fair value of $0.9 million, including trademarks, patents and other proprietary information, and certain noncompete agreements, have been recorded for one of these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $38.6 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

Had the transactions occurred on November 1, 2002, results of operations would not have differed materially from reported results.

CorrChoice, Inc. Redemption of Minority Shareholders’ Outstanding Shares

On September 30, 2003, CorrChoice, Inc. (together with its subsidiaries, “CorrChoice”), which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders for $115.3 million, which was substantially funded by cash and cash equivalents of CorrChoice. As a result of this transaction, the Company owned 100 percent of CorrChoice, Inc. compared to its 63.24 percent interest when the joint venture was formed on November 1, 1998. CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s consolidated statement of income for 2003, with a minority interest deduction through September 30, 2003. CorrChoice’s results were previously accounted for under the equity method of accounting because the Company lacked effective control.

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

CorrChoice operated seven corrugated sheet feeder plants that supply converting operations in the eastern United States.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

To further reduce borrowing costs, the Company entered into an arrangement to sell on a regular basis up to €55 million ($66.0 million at October 31, 2005) of certain European accounts receivable of its European subsidiaries to a major international bank. During October 2005, the Company amended this arrangement to increase its aggregate accounts receivable limit from €55 million to €90 million ($108.0 million at October 31, 2005). As of October 31, 2005, €56.9 million ($68.3 million) of outstanding accounts receivable were sold under this arrangement. The Company will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2005 and 2004 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2003	$220,619	$31,690	$252,309
Goodwill acquired	1,311	1,138	2,449
Goodwill adjustments	(12,373)	—	(12,373)
Currency translation	(4,582)	—	(4,582)

Balance at October 31, 2004	204,975	32,828	237,803
Goodwill acquired	38,563	—	38,563
Goodwill adjustments	(12,040)	—	(12,040)
Currency translation	(623)	—	(623)

Balance at October 31, 2005	$230,875	$32,828	$263,703

The 2005 goodwill acquired of $38.6 million is tentative and relates to three separate acquisitions of industrial packaging companies in North America (see Note 2). The 2005 goodwill adjustment primarily represents the recognition of a $2.2 million deferred tax asset and a $9.8 million reversal of a deferred tax liability, which was originally set up in purchase accounting to provide for retrospective assessment of corporation tax for the years 1990 to 1999, and favorably resolved by the Dutch courts in 2005. Both of these adjustments relate to the Van Leer Industrial Packaging acquisition closed in March 2001.

The 2004 goodwill acquired relates to the acquisition of a small steel drum company in Europe in the Industrial Packaging & Services segment and the CorrChoice, Inc. transaction (see Note 2) in the Paper, Packaging & Services segment. The 2004 goodwill adjustments were recorded to recognize the cash surrender value of reinsurance contracts that are used to fund pension payments in Europe and for the subsequent realization of unrecognized net operating loss carryforward benefits. These adjustments both relate to the Van Leer Industrial Packaging acquisition closed in March 2001.

All intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 20 years. The details of other intangible assets by class as of October 31, 2005 and October 31, 2004 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2005:
Trademarks and patents	$18,510	$7,411	$11,099
Non-compete agreements	9,625	8,978	647
Customer relationships	7,815	1,015	6,800
Other	9,229	2,760	6,469

Total	$45,179	$20,164	$25,015

October 31, 2004:
Trademarks and patents	$18,077	$6,043	$12,034
Non-compete agreements	9,525	7,731	1,794
Customer relationships	7,425	458	6,967
Other	8,898	2,169	6,729

Total	$43,925	$16,401	$27,524

During 2005, other intangible assets increased by $1.3 million primarily due to the 2005 acquisitions (See Note 2). Amortization expense was $3.7 million, $4.0 million and $4.6 million for 2005, 2004 and 2003, respectively. Amortization expense for the next five years is expected to be $3.2 million in 2006, $2.7 million in 2007, $2.7 million in 2008, $2.6 million in 2009 and $2.5 million in 2010.

In accordance with the transition provisions of SFAS No. 141, “Business Combinations,” the Company recorded a $4.8 million cumulative effect of change in accounting principle for its remaining unamortized negative goodwill upon the adoption of SFAS No. 142 in the first quarter of 2003.

NOTE 5 – INVESTMENT IN AFFILIATES AND MINORITY INTERESTS

The Company has an investment in Balmer Lawrie-Van Leer (40 percent) that is accounted for under the equity method of accounting. During the third quarter of 2004, the Company’s investment in Socer-Embalagens Lda. (25 percent) was sold and resulted in a loss of $0.3 million. In 2005, 2004 and 2003, CorrChoice’s results were fully consolidated, net of intercompany eliminations, in the Company’s consolidated statements of income, with a minority interest deduction through September 30, 2003. Prior to 2003, the Company’s 63.24 percent ownership of CorrChoice, Inc. was accounted for under the equity method of accounting because the Company lacked effective control. See Note 2 for further information on the CorrChoice transaction. The Company’s share of earnings of these affiliates is included in income as earned. The Company received dividends from affiliates of $4.0 million in 2003.

The summarized unaudited financial information below represents the combined financial position and results of operations of the Company’s 50 percent or less owned entities accounted for under the equity method (Dollars in thousands):

As of and for the years ended October 31,	2005	2004	2003
Current assets	$10,222	$6,653	$7,216
Long-term assets	$10,601	$8,385	$14,974
Current liabilities	$4,964	$3,094	$5,125
Long-term liabilities	$7,535	$5,711	$9,134
Net sales	$20,491	$15,586	$15,100
Gross profit	$2,749	$3,031	$3,300
Operating profit	$1,086	$1,521	$718
Net income	$581	$962	$553

The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies was recorded as an expense in 2005, 2004, and 2003.

NOTE 6 – RESTRUCTURING CHARGES

During 2003, the Company began its transformation to the Greif Business System, which continues to generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $31.8 million in 2005, $54.1 million in 2004 and $60.7 million in 2003. The Company anticipates that future restructuring charges related to its transformation to the Greif Business System will not be significant.

As part of the transformation to the Greif Business System, the Company closed four company owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. Two of the plants and a distribution center were located in North America and two were located in the United Kingdom. Five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) were closed in 2004, and seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment) were closed in 2003. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation to the Greif Business System, during 2005, the Company recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs. During 2004, the Company recorded restructuring charges of $54.1 million, consisting of $17.0 million in employee separation costs, $4.8 million in asset impairments, $19.7 in professional fees directly related to the transformation to the Greif Business System and $12.6 million in other costs. During 2003, the Company recorded restructuring charges of $60.7 million, consisting of $34.7 million in employee separation costs, $10.2 million in asset impairments, $8.0 million in professional fees directly related to the transformation to the Greif Business System and $7.8 million in other costs. The asset impairment charges, related to the write-down to fair value of buildings and equipment, were based on recent purchase offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

A total of 1,574 employees have been terminated in connection with the transformation to the Greif Business System since 2003.

For each business segment, costs incurred in 2005 and the cumulative amounts incurred through October 31, 2005 related to the transformation to the Greif Business System, are as follows (Dollars in thousands):

	Amounts Incurred in 2005	Cumulative Amounts Incurred to-Date
Industrial Packaging & Services:
Employee separation costs	$14,603	$59,146
Asset impairments	2,480	12,148
Professional fees	2,787	25,124
Other costs	9,069	25,420

	28,939	121,838

Paper, Packaging & Services:
Employee separation costs	1,058	8,061
Asset impairments	—	5,340
Professional fees	939	6,115
Other costs	803	4,689

	2,800	24,205

Timber:
Employee separation costs	38	192
Asset impairments	—	39
Professional fees	19	224
Other costs	12	171

	69	626

Total	$31,808	$146,669

Following is a reconciliation of the beginning and ending restructuring reserve balances related to the transformation to the Greif Business System for the year ended October 31, 2005 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2003	$13,289	$2,482	$—	$15,771
Costs incurred and charged to expense	16,963	32,327	4,828	54,118
Costs paid or otherwise settled	(15,022)	(32,756)	(4,828)	(52,606)

Balance at October 31, 2004	15,230	2,053	—	17,283
Costs incurred and charged to expense	15,699	13,629	2,480	31,808
Costs paid or otherwise settled	(20,712)	(15,497)	(2,480)	(38,689)

Balance at October 31, 2005	$10,217	$185	$—	$10,402

NOTE 7 – SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The remaining acres will be sold in two installments in 2006, and the Company will recognize additional timberland gains in its consolidated statements of income in the periods that these transactions occur.

On May 31, 2005, STA Timber issued in a private placement its 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.

The Company has consolidated the assets and liabilities of STA Timber as of October 31, 2005, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation.” Because STA Timber is a separate and distinct legal entity from the Company, the assets of STA Timber are not available to satisfy the liabilities and obligations of the Company and the liabilities of STA Timber are not liabilities or obligations of the Company. In addition, the Company has not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, the Company will not become directly or contingently liable for the payment of the Monetization Notes at any time.

As of October 31, 2005, the Company also consolidated the assets and liabilities of the buyer-sponsored special purpose entity ( the “Buyer SPE”) involved in these transactions as the result of an interpretation of Interpretation 46R. However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

Assets of the Buyer SPE at October 31, 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated statement of earnings includes interest expense on STA Timber debt of $1.0 million and interest income on Buyer SPE investments of $1.1 million. No comparable activity is included in interest income or interest expense in the 2004 period.

NOTE 8 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2005	October 31, 2004
Credit Agreement	$85,655	—
Senior Secured Credit Agreement	—	81,398
Senior Subordinated Notes	241,889	253,960
Trade accounts receivable credit facility	95,711	103,857
Other long-term debt	7,145	18,200

	430,400	457,415
Less current portion	—	—

	$430,400	$457,415

Credit Agreement

As of March 2, 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a $350 million Credit Agreement (the “Credit Agreement”) (see Exhibit 10(o)) with a syndicate of financial institutions, as lenders. The Credit Agreement provides for a $350 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes and to refinance amounts outstanding under the Senior Secured Credit Agreement, which is described in the next section. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As a result of refinancing the Senior Secured Credit Agreement, a debt extinguishment charge of $2.8 million was recorded during the second quarter of 2005.

On March 2, 2005, $189.4 million was borrowed under the Credit Agreement in order to prepay the obligations outstanding under the Senior Secured Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of October 31, 2005, $85.7 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 4.10 percent in 2005 and the interest rate was 4.83 percent at October 31, 2005.

Senior Secured Credit Agreement

On August 23, 2002, the Company and certain international subsidiaries entered into a $550 million Amended and Restated Senior Secured Credit Agreement (the “Senior Secured Credit Agreement”) with a syndicate of lenders. The Senior Secured Credit Agreement was repaid on March 2, 2005 from the proceeds of the Credit Agreement, as described above.

A portion of the proceeds from the Senior Secured Credit Agreement was used to refinance amounts outstanding under the Company’s then existing $900 million senior secured credit agreement. The Senior Secured Credit Agreement originally provided for a $300 million term loan and a $250 million revolving multicurrency credit facility. The revolving multicurrency credit facility was available for working capital and general corporate purposes. On February 11, 2004, the Company amended its term loan under the Senior Secured Credit Agreement. As a result of the amendment, the term loan was increased from its balance then outstanding of $226 million to $250 million and the applicable margin was lowered by 50 basis points while maintaining the existing maturity schedule. The incremental borrowings under the term loan were used to reduce borrowings under the revolving multicurrency credit facility, which was permanently reduced to $230 million. Interest was based on either a London InterBank Of -

fered Rate (“LIBOR”) or an alternative base rate that was reset periodically plus a calculated margin amount.

Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes (see Exhibit 4(a)) in the aggregate principal amount of $250 million, receiving net proceeds of approximately $248 million before expenses. During the third quarter of 2005, the Company purchased $2.0 million of the Senior Subordinated Notes at a premium ($0.2 million), which was charged to interest expense. At October 31, 2005, the outstanding balance of $241.9 million included losses on fair value hedges the Company had in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The fair value of the Senior Subordinated Notes was approximately $260 million and $278 million at October 31, 2005 and 2004, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2005, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank (see Exhibit 10(r)) in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (4.59 percent interest rate as of October 31, 2005). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of October 31, 2005, there was a total of $95.7 million outstanding under the trade accounts receivable credit facility.

The trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $24.3 million, comprised of $7.1 million in long-term debt and $17.2 million in short-term borrowings, at October 31, 2005 and outstanding debt of $29.8 million, comprised of $18.2 million in long-term debt and $11.6 million in short-term borrowings, at October 31, 2004. The long-term debt outstanding at October 31, 2004 consisted primarily of debt related to the arrangement of one of the Company’s European subsidiaries to sell certain accounts receivable.

Annual maturities of the Company’s long-term debt are $2.6 million in 2007, $95.7 million in 2008, $85.7 million in 2009, and $246.4 million thereafter.

At October 31, 2005 and 2004, the Company had deferred financing fees and debt issuance costs of $8.9 million and $10.2 million, respectively, which are included in other long-term assets.

During 2005, the Company paid $42.3 million of interest ($43.6 million in 2004 and $49.1 million in 2003) related to its long-term obligations. Interest of $0.1 million in 2005, $0.6 million in 2004 and $0.4 million in 2003 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $13.8 million in 2006, $10.9 million in 2007, $8.7 million in 2008, $6.3 million in 2009, $3.9 million in 2010, and $6.0 million thereafter. Rent expense was $20.7 million in 2005, $20.3 million in 2004, and $20.9 million in 2003.

NOTE 9 – FINANCIAL INSTRUMENTS

The Company had interest rate swap agreements with an aggregate notional amount of $280 million at October 31, 2005 and $290 million at October 31, 2004 with various maturities through 2012. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a weighted average rate of 5.87 percent over the life of the contracts. The Company is also party to agreements in which the Company receives interest semi-annually from the counterparty equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. A liability for the loss on interest rate swap contracts, which represented their fair values at that time, in the amount of $6.6 million and $4.6 million was recorded at October 31, 2005 and 2004, respectively.

At October 31, 2005, the Company had outstanding foreign currency forward contracts in the notional amount of $21.5 million ($34.0 million in 2004). The fair value of these contracts at October 31, 2005 resulted in a loss of $0.2 million recorded in the consolidated statements of income. The purpose of these contracts is to hedge the Company’s short-term intercompany loan balances with its international businesses.

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

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2005 and 2004 approximate their fair value because of the short-term nature of these items.

The estimated fair value of the Company’s long-term debt was $449.0 million and $481.5 million as compared to the carrying amounts of $430.4 million and $457.4 million at October 31, 2005 and 2004, respectively. The fair value of the Company’s long-term obligations is estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

During the next twelve months, the Company expects to reclassify into earnings net losses from accumulated other comprehensive income (loss) of approximately $1.1 million after tax at the time the underlying hedge transactions are realized.

NOTE 10 – CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of one cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to a half cent a share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full vot -

ing rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s capital stock, without par value (Class A and Class B common shares), and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,532,356	9,608,604
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355
October 31, 2004:
Class A Common Stock	32,000,000	21,140,960	11,025,466	10,115,494
Class B Common Stock	17,280,000	17,280,000	11,661,189	5,618,811

NOTE 11 – STOCK OPTIONS

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

Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become fully vested two years after date of grant. Options expire 10 years after date of grant.

In 2005, the Company adopted the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”), which provides the granting of stock options, restricted stock or stock appreciation rights to directors who are not employees of the Company. Prior to 2005, the Directors Stock Option Plan (the “Directors Plan”) provided the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company’s Class A Common Stock options that may be granted may not exceed 100,000 shares under each of these plans. Under the terms of both plans, options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable immediately. Options expire 10 years after date of grant.

In 2005, 109,575 stock options were granted under the 2001 Plan with option prices of $48.13 per share. Under the 2005 Directors Plan, 14,000 options were granted to outside directors with option prices of $64.35 per share.

In 2004, 12,000 stock options were granted under the Directors Plan to outside directors with option prices of $36.99 per share. No other stock options were granted during 2004.

In 2003, 252,580 stock options were granted under the 2001 Plan with option prices ranging from $23.00 to $25.43 per share. Under the Directors Plan, 10,000 options were granted to outside directors with option prices of $18.70 per share.

The Company accounts for stock options in accordance with APBO No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized. See “Stock Based Compensation” in Note 1 for a table illustrating the effect on net income and earnings per share if the Company had adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

	2005	2004	2003
Dividend yield	1.14%	2.07%	2.07%
Volatility rate	34.00%	33.40%	32.30%
Risk-free interest rate	3.88%	3.31%	3.74%
Expected option life	6 years	6 years	6 years

The fair values of shares granted in 2005, 2004 and 2003 were $17.63, $11.14 and $7.57, respectively, as of the grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,483	$28.24	2,021	$28.17	1,890	$28.58
Granted	124	$49.97	12	$36.99	263	$25.08
Forfeited	35	$26.75	48	$27.76	129	$28.55
Exercised	593	$28.83	502	$28.25	3	$26.23

Ending balance	979	$30.68	1,483	$28.24	2,021	$28.17

As of October 31, 2005, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$18-$28	445,527	7 years
$28-$38	410,843	5 years
$48-$58	108,825	9 years
$58-$68	14,000	9 years

There are 870,370 options that were exercisable at October 31, 2005 (1,240,000 options at October 31, 2004 and 1,320,000 options at October 31, 2003).

NOTE 12 – INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2005	2004	2003
Current:
Federal	$8,072	$—	$(9,869)
State and local	884	165	—
International	19,506	18,612	11,581

	28,462	18,777	1,712
Deferred	18,593	(3,153)	2,543

	$47,055	$15,624	$4,255

International income before income tax expense amounted to $76.4 million in 2005 ($76.0 million in 2004 and $24.3 million in 2003).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2005	2004	2003
United States federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit (cost)	3.2%	(0.3)%	(5.2)%
International tax rates and other non-deductible expenses	(7.3)%	(10.2)%	1.0%

	30.9%	24.5%	30.8%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2005	2004
Vacation accrual	$2,060	$2,329
Bad debt reserves	1,145	2,003
Restructuring reserves	2,440	3,560
Other	4,443	—

Current deferred tax asset	$10,088	$7,892

Net operating loss carryforwards	$71,100	$81,114
Interest rate derivatives	710	2,944
Minimum pension liability	22,861	23,372
Deferred compensation	2,032	2,388
Environmental reserves	456	596
Foreign tax credits	1,267	—
Workers’ compensation	5,202	1,201
Postretirement	6,861	8,551
Other	8,605	14,560

	119,094	134,726
Valuation allowance for long-term deferred tax asset	(45,314)	(52,228)

Long-term deferred tax asset	$73,780	$82,498

Current deferred tax liability	$—	$1,256

Properties, plants and equipment	$123,539	$139,558
Goodwill and other intangible assets	16,920	13,601
Timberland transactions	66,751	42,907
Pension	407	2,184

Long-term deferred tax liability	$207,617	$198,250

At October 31, 2005, the Company had tax benefits from international net operating loss carryforwards of approximately $63.4 million for international income tax purposes with the majority of those amounts having no expiration date. At October 31, 2005, valuation allowances of approximately $45.3 million have been provided against the tax benefits from international net operating loss carryforwards. Most of these valuation allowances are provided for international net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

Deferred taxes have not been provided on unremitted earnings of certain foreign subsidiaries that arose in fiscal years ending on or before October 31, 2005. It is not practical to determine the additional tax, if any, that would result from the remittance of these amounts.

During 2005, the Company paid $20.6 million in income taxes ($9.6 million in 2004 and $3.4 million in 2003).

NOTE 13 – RETIREMENT PLANS

The Company has certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom. The Company uses a measurement date of August 31 for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which were 123,752 Class A shares and 80,355 Class B shares at both October 31, 2005 and 2004.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2005	2004	2003
Service cost	$12,362	$12,088	$11,133
Interest cost	26,418	24,086	22,480
Expected return on plan assets	(30,121)	(27,285)	(26,321)
Amortization of prior service cost	1,065	720	951
Amortization of initial net asset	(791)	(1,018)	(1,017)
Recognized net actuarial loss (gain)	4,807	3,286	977

	$13,740	$11,877	$8,203

The weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2005	2004	2003
Discount rate	5.50%	6.00%	6.00%
Expected return on plan assets (1)	7.50%	7.50%	7.75%
Rate of compensation increase	3.50%	3.50%	3.75%

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$450,619	$397,253
Benefit obligation adjustments	1,519	—
Service cost	12,362	12,088
Interest cost	26,418	24,086
Plan participant contributions	883	1,140
Amendments	2,488	955
Actuarial loss	46,838	15,155
Foreign currency effects	(12,806)	20,058
Benefits paid	(25,288)	(21,272)
Settlement cost	—	—
Curtailment gain	(2,039)	(139)
Special termination benefits cost	—	1,295

Benefit obligation at end of year	$500,994	$450,619

Change in plan assets:
Fair value of plan assets at beginning of year	$359,726	$323,569
Fair value of plan assets adjustments	7,577	—
Actual return on plan assets	59,445	26,340
Expense paid	(896)	—
Plan participant contributions	883	1,140
Foreign currency effects	(11,793)	17,837
Employer contributions	14,208	11,323
Settlement cost	—	—
Benefits paid	(24,309)	(20,483)

Fair value of plan assets at end of year	$404,841	$359,726

Funded status	$(96,152)	$(90,893)
Unrecognized net actuarial loss	119,625	116,045
Unrecognized prior service cost	6,651	5,154
Unrecognized initial net asset	(1,736)	(2,527)
Additional contributions (September 1 to October 31)	7,366	—

Net amount recognized	$35,754	$27,779

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$39,450	$28,756
Accrued benefit liability	(75,723)	(72,792)
Intangible asset	6,709	5,038
Accumulated other comprehensive loss	65,318	66,777

Net amount recognized	$35,754	$27,779

Aggregated accumulated benefit obligations for all plans were $460 million and $419.6 million at October 31, 2005 and 2004, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $264 million, $242 million and $159 million, respectively, as of October 31, 2005. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans were $260 million, $240 million and $246 million, respectively, as of October 31, 2005.

Pension plan contributions totaled $14.2 million and $11.3 million during 2005 and 2004, respectively. Contributions during 2006 are expected to be approximately $13.7 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2005 Actual	Target
Equity securities	63%	63%
Debt securities	25%	30%
Other	12%	7%

Total	100%	100%

The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio.

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2006	$26,345
2007	$26,060
2008	$26,841
2009	$28,818
2010	$29,532
2011-2015	$163,692

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.7 million in 2005, $1.1 million in 2004 and $1.3 million in 2003.

NOTE 14 – POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2005	2004	2003
Service cost	$22	$60	$136
Interest cost	3,123	3,109	3,534
Amortization of prior service cost	(457)	(443)	(87)
Recognized net actuarial loss	241	93	38

	$2,929	$2,819	$3,621

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$49,119	$51,045
Service cost	22	60
Interest cost	3,123	3,109
Plan participant contributions	372	238
Actuarial loss	5,047	2,058
Curtailment cost	—	—
Amendments	(12,208)	(2,534)
Foreign currency effects	(402)	514
Benefits paid	(2,810)	(4,071)
Other	—	(1,300)

Benefit obligation at end of year	$42,263	$49,119

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	2,810	4,071
Benefits paid	(2,810)	(4,071)

Fair value of plan assets at end of year	$—	$—

Funded status	$(42,263)	$(49,119)
Unrecognized net actuarial loss	12,069	7,146
Unrecognized prior service cost	(18,063)	(6,694)

Net amount recognized	$(48,257)	$(48,667)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plans were $4 million and $0, respectively, as of October 31, 2005.

The measurements assume a discount rate of 5.5 percent in the United States and 8.5 percent in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	10%
Ultimate trend rate	4.5%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$208	$(179)
Effect on postretirement benefit obligation	$5,374	$(4,496)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2006	$3,541
2007	$3,554
2008	$3,570
2009	$3,554
2010	$3,532
2011-2015	$15,618

NOTE 15 – CONTINGENT LIABILITIES

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

At October 31, 2005 and 2004, the Company had recorded liabilities of $8.1 million and $9.5 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and included in other long-term liabilities.

The Company’s environmental liabilities include a reserve of $3.9 million and $4.7 million at October 31, 2005 and 2004, respectively, related to its facility in Lier, Belgium. The reserve was based on environmental studies that have been conducted at this site. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by the Company at this site.

The Company also has recorded liabilities of $4.2 million and $4.8 million at October 31, 2005 and 2004, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually significant. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer In -

dustrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50 million aggregate self-insured retention. Liability for this first $50 million of unidentified environmental contingencies is shared 70 percent by the seller and 30 percent by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10 million, and thereafter the liability is shared 70 percent by the Company and 30 percent by the seller.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2005. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

Operations in the Timber segment involve the management and sale of timber on approximately 250,000 acres of timberland in the southeastern United States. The Company also owns approximately 37,000 acres of timberland in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2005, except as to asset information which is at October 31, 2005 and 2004 (Dollars in thousands):

	2005	2004	2003
Net sales:
Industrial Packaging & Services	$1,804,169	$1,620,790	$1,384,243
Paper, Packaging & Services	607,818	568,136	503,731
Timber	12,310	20,356	28,467

Total net sales	$2,424,297	$2,209,282	$1,916,441

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$122,818	$111,949	$69,817
Paper, Packaging & Services	40,611	29,473	30,411
Timber	7,972	13,888	20,294

Total operating profit before restructuring charges and timberland gains	171,401	155,310	120,522

Restructuring charges:
Industrial Packaging & Services	31,375	44,975	47,924
Paper, Packaging & Services	4,271	8,936	12,469
Timber	90	207	350

Total restructuring charges	35,736	54,118	60,743

Timberland gains:
Timber	56,268	7,514	5,577

Total operating profit	$191,933	$108,706	$65,356

Assets:
Industrial Packaging & Services	$1,103,648	$1,201,689
Paper, Packaging & Services	278,869	303,245
Timber	194,880	130,688

Total segment	1,577,397	1,635,622
Corporate and other	305,926	177,616

Total assets	$1,883,323	$1,813,238

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$61,688	$63,898	$63,635
Paper, Packaging & Services	31,997	33,082	34,633
Timber	1,414	2,914	1,991

Total depreciation, depletion and amortization expense	$95,099	$99,894	$100,259

Additions to long-lived assets:
Industrial Packaging & Services	$60,958	$29,822	$38,817
Paper, Packaging & Services	12,746	14,552	12,801
Timber	17,668	12,588	9,047

Total segment	91,372	56,962	60,665
Corporate and other	4,381	5,829	4,679

Total additions to long-lived assets	$95,753	$62,791	$65,344

The following geographic information is presented for each of the three years in the period ended October 31, 2005, except as to asset information that is at October 31, 2005 and 2004 (Dollars in thousands):

	2005	2004	2003
Net sales:
North America	$1,323,204	$1,252,062	$1,150,934
Europe	740,806	646,839	522,090
Other	360,287	310,381	243,417

Total net sales	$2,424,297	$2,209,282	$1,916,441

The following table presents total assets by geographic region (Dollars in thousands):

	2005	2004
Assets:
North America	$1,243,054	$1,136,781
Europe	426,062	469,094
Other	214,207	207,363

Total assets	$1,883,323	$1,813,238

NOTE 17 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2005 and 2004 are shown below (Dollars in thousands, except per share amounts):

	Quarter ended
2005	January 31	April 30	July 31	October 31
Net sales	$582,564	$612,960	$609,046	$619,727
Gross profit	$88,726	$97,918	$93,471	110,672
Net income (1)	$15,136	$16,767	$50,712	22,041
Earnings per share
Basic:
Class A Common Stock	$0.53	$0.58	$1.76	$0.76
Class B Common Stock	$0.79	$0.88	$2.63	$1.15
Diluted:
Class A Common Stock	$0.52	$0.57	$1.71	$0.75
Class B Common Stock	$0.79	$0.88	$2.63	$1.15
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	11,119,292	11,377,891	11,544,325	11,548,750
Class B Common Stock	11,640,759	11,561,189	11,558,440	11,547,222
Diluted:
Class A Common Stock	11,527,874	11,813,749	11,930,328	11,895,597
Class B Common Stock	11,640,759	11,561,189	11,558,440	11,547,222
Market price (Class A Common Stock):
High	$57.95	$76.89	$75.21	$64.36
Low	$41.60	$57.40	$56.14	$53.61
Close	$57.94	$69.37	$63.00	$61.00
Market price (Class B Common Stock):
High	$55.98	$71.00	$69.50	$61.19
Low	$41.00	$55.50	$53.25	$53.10
Close	$55.32	$64.25	$58.25	$57.50

	Quarter ended
2004	January 31	April 30	July 31	October 31
Net sales	$468,860	$542,189	$584,814	$613,419
Gross profit	$69,450	$89,261	$99,893	$114,246
Net income (loss)	$(3,366)	$8,449	$14,869	$27,817
Earnings (loss) per share:
Basic:
Class A Common Stock	$(0.12)	$0.30	$0.52	$0.98
Class B Common Stock	$(0.18)	$0.45	$0.79	$1.46
Diluted:
Class A Common Stock	$(0.12)	$0.30	$0.51	$0.95
Class B Common Stock	$(0.18)	$0.45	$0.79	$1.46
Earnings (loss) per share were calculated using the following number of shares:
Basic:
Class A Common Stock	10,620,133	10,783,122	10,874,559	10,990,233
Class B Common Stock	11,661,995	11,661,789	11,661,939	11,661,189
Diluted:
Class A Common Stock	10,857,849	11,021,391	11,158,040	11,324,024
Class B Common Stock	11,661,995	11,661,789	11,661,939	11,661,189
Market price (Class A Common Stock):
High	$38.65	$38.50	$42.94	$43.82
Low	$30.25	$31.32	$32.59	$34.73
Close	$37.81	$32.87	$37.16	$41.55
Market price (Class B Common Stock):
High	$37.75	$37.26	$42.50	$44.00
Low	$32.00	$34.25	$36.01	$35.76
Close	$37.26	$37.00	$38.10	$40.75

(1)	Includes a significant timberland gain in the third quarter of 2005 (see Note 7).

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 31, 2005, there were 456 stockholders of record of the Class A Common Stock and 120 stockholders of record of the Class B Common Stock.

NOTE 18 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On July 31, 2002, the Company issued $250 million of Senior Subordinated Notes, which mature in August 2012 (see Note 8). The Senior Subordinated Notes are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s international subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”).

Presented below are summarized condensed consolidating financial statements of Greif, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries at October 31, 2005 and 2004, and for each of the three years in the period ended October 31, 2005.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,135	$1,361,988	$1,245,616	$(188,442)	$2,424,297
Cost of products sold	3,722	1,171,704	1,046,526	(188,442)	2,033,510

Gross profit	1,413	190,284	199,090	—	390,787

Selling, general and administrative expenses	1,178	113,231	110,320	—	224,729
Restructuring charges	418	14,993	20,325	—	35,736
Gain on sale of assets, net	1,226	59,348	1,037	—	61,611

Operating profit	1,043	121,408	69,482		191,933
Interest expense, net	—	34,294	6,596	—	40,890
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net(1)	15	(4,073)	8,098	—	4,040

Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	1,058	80,213	70,984	—	152,255
Income tax expense	327	24,790	21,938	—	47,055
Equity in earnings (losses) of affiliates and minority interests	103,925	—	(544)	(103,925)	(544)

Net income (loss)	$104,656	$55,423	$48,502	$(103,925)	$104,656

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$695,219	$622,042	$1,150,908	$(258,887)	$2,209,282
Cost of products sold	592,067	533,935	969,317	(258,887)	1,836,432

Gross profit	103,152	88,107	181,591	—	372,850

Selling, general and administrative expenses	95,613	19,243	103,965	—	218,821
Restructuring charges	7,924	35,441	10,753	—	54,118
Gain on sale of assets, net	—	6,925	1,870	—	8,795

Operating profit (loss)	(385)	40,348	68,743	—	108,706
Interest expense, net	38,657	2,189	4,418	—	45,264
Other income (expense), net(1)	(41,110)	32,009	9,429	—	328

Income (loss) before income tax expense (benefit) and equity in earnings (losses) of affiliates and minority interests	(80,152)	70,168	73,754	—	63,770
Income tax expense (benefit)	(19,637)	17,191	18,070	—	15,624
Equity in earnings (losses) of affiliates and minority interests	108,284	—	(377)	(108,284)	(377)

Net income (loss)	$47,769	$52,977	$55,307	$(108,284)	$47,769

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$699,436	$555,039	$924,092	$(262,126)	$1,916,441
Cost of products sold	590,173	463,779	779,065	(262,126)	1,570,891

Gross profit	109,263	91,260	145,027	—	345,550

Selling, general and administrative expenses	95,071	38,888	94,161	—	228,120
Restructuring charges	11,848	22,970	25,925	—	60,743
Gain (loss) on sale of assets, net	(90)	5,394	3,365	—	8,669

Operating profit	2,254	34,796	28,306	—	65,356
Interest expense (income), net	47,350	(884)	6,368	—	52,834
Other income (expense), net(1)	(42,053)	45,365	(2,019)	—	1,293

Income (loss) before income tax expense (benefit) and equity in earnings (losses) of affiliates and minority interests	(87,149)	81,045	19,919	—	13,815
Income tax expense (benefit)	(26,842)	24,962	6,135	—	4,255
Equity in earnings (losses) of affiliates and minority interests	64,981	(4,205)	(681)	(64,981)	(4,886)

Income (loss) before cumulative effect of change in accounting principle	4,674	51,878	13,103	(64,981)	4,674
Cumulative effect of change in accounting principle	4,822	—	—	—	4,822

Net income (loss)	$9,496	$51,878	$13,103	$(64,981)	$9,496

(1)	Parent column other expense amount and a related amount of other income in the Guarantor Subsidiaries column primarily relate to an intercompany royalty arrangement.

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$29,513	$92,898	$—	$122,411
Trade accounts receivable	718	140,050	117,868	—	258,636
Inventories	284	54,803	115,446	—	170,533
Other current assets	1,381	24,748	48,243	—	74,372

	2,383	249,114	374,455	—	625,952

Long-term assets
Goodwill and other intangible assets	—	178,782	109,936	—	288,718
Assets held by special purpose entities (Note 7)	—	50,891	—	—	50,891
Other long-term assets	1,146,989	618,851	9,399	(1,719,533)	55,706

	1,146,989	848,524	119,335	(1,719,533)	395,315

Properties, plants and equipment, net	—	586,813	275,243	—	862,056

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127	$101,755	$132,790	$—	$234,672
Short-term borrowings	—	747	16,426	—	17,173
Other current liabilities	1,620	37,694	91,825	—	131,139

	1,747	140,196	241,041	—	382,984

Long-term liabilities
Long-term debt	416,409	—	13,991	—	430,400
Liabilities held by special purpose entities (Note 7)		43,250	—	—	43,250
Other long-term liabilities	328	250,981	42,796	—	294,105

	416,737	294,231	56,787	—	767,755

Minority interest	—	—	1,696	—	1,696

Shareholders’ equity	730,888	1,250,024	469,509	(1,719,533)	730,888

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,784	$24,325	$—	$38,109
Trade accounts receivable	87,737	62,196	157,817	—	307,750
Inventories	11,626	49,328	130,503	—	191,457
Other current assets	16,320	8,913	50,133	—	75,366

	115,683	134,221	362,778	—	612,682

Long-term assets
Goodwill and other intangible assets	113,291	28,556	123,480	—	265,327
Other long-term assets	808,519	399,106	26,687	(1,179,765)	54,547

	921,810	427,662	150,167	(1,179,765)	319,874

Properties, plants and equipment, net	231,337	360,376	288,969	—	880,682

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,990	$86,895	$167,380	$—	$281,265
Short-term borrowings	—	—	11,621	—	11,621
Other current liabilities	4,477	51,339	88,516	—	144,332

	31,467	138,234	267,517	—	437,218

Long-term liabilities
Long-term debt	437,863	—	19,552	—	457,415
Other long-term liabilities	170,406	38,378	79,002	—	287,786

	608,269	38,378	98,554	—	745,201

Minority interest	—	—	1,725	—	1,725

Shareholders’ equity	629,094	745,647	434,118	(1,179,765)	629,094

	$1,268,830	$922,259	$801,914	$(1,179,765)	$1,813,238

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,055)	$59,024	$133,407	$—	$188,376

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(46,481)	(5,301)	—	(51,782)
Purchases of properties, plants and equipment	—	(16,231)	(69,133)	—	(85,364)
Proceeds on disposals of properties, plants and equipment	8,517	19,417	1,245	—	29,179

Net cash provided by (used in) investing activities	8,517	(43,295)	(73,189)	—	(107,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,000	—	—	—	709,000
Payments on long-term debt	(744,868)	—	—	—	(744,868)
Proceeds from short-term borrowings	—	—	5,198	—	5,198
Dividends paid	(22,906)	—	—	—	(22,906)
Acquisition of treasury stock	(12,024)	—	—	—	(12,024)
Liabilities held by purpose entities (Note 7)	43,250	—	—	—	43,250
Exercise of stock options	(23,086)	—	—	—	23,086

Net cash provided by (used in) financing activities	(4,462)	—	5,198	—	736

Effects of exchange rates on cash	—	—	3,157	—	3,157

Net increase in cash and cash equivalents	—	15,729	68,573	—	84,302
Cash and cash equivalents at beginning of year	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of year	$—	$29,513	$92,898	$—	$122,411

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$212,880	$(380)	$23,740	$—	$236,240

Cash flows from investing activities:
Purchases of properties, plants and equipment	(19,120)	(21,880)	(21,791)	—	(62,791)
Proceeds on disposals of properties, plants and equipment	2,625	9,623	3,291	—	15,539

Net cash used in investing activities	(16,495)	(12,257)	(18,500)	—	(47,252)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	(191,491)	—	—	—	(191,491)
Payments on long-term debt	—	—	—	—	—
Payments on short-term borrowings	—	—	(5,348)	—	(5,348)
Dividends paid	(16,893)	—	—	—	(16,893)
Other, net	11,999	—	—	—	11,999

Net cash used in financing activities	(196,385)	—	(5,348)	—	(201,733)

Effects of exchange rates on cash	—	—	1,087	—	1,087

Net increase (decrease) in cash and cash equivalents	—	(12,637)	979	—	(11,658)
Cash and cash equivalents at beginning of year	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of year	$—	$13,784	$24,325	$—	$38,109

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:		`
Net cash provided by operating activities	$22,833	$31,421	$45,044	$—	$99,298

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(4,765)	(11,707)	—	(16,472)
Proceeds from sale of marketable securities	—	9,609	—	—	9,609
Purchases of properties, plants and equipment	(14,454)	(18,838)	(32,052)	—	(65,344)
Proceeds on disposals of properties, plants and equipment	2,109	6,776	—	—	8,885

Net cash used in investing activities	(12,345)	(7,218)	(43,759)	—	(63,322)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	279,606	—	315,300	—	594,906
Payments on long-term debt	(274,797)	—	(309,983)	—	(584,780)
Payments on short-term borrowings	—	—	(7,084)	—	(7,084)
Dividends paid	(15,657)	—	—	—	(15,657)
Other, net	(966)	—	—	—	(966)

Net cash used in financing activities	(11,814)	—	(1,767)	—	(13,581)

Effects of exchange rates on cash	—	—	1,976	—	1,976

Net increase (decrease) in cash and cash equivalents	(1,326)	24,203	1,494	—	24,371
Cash and cash equivalents at beginning of year	1,326	2,218	21,852	—	25,396

Cash and cash equivalents at end of year	$—	$26,421	$23,346	$—	$49,767

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greif, Inc.’s internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

January 9, 2006

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There has not been a change in the Company’s principal independent accountants and there were no matters of disagreement on accounting and financial disclosure.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely making known to them material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K follows. The attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K is found under the caption “Report of Independent Registered Public Accounting Firm” below.

The following report is provided by the Company’s management on the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) for the Company.

2.	The Company’s management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of the Company’s internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of the Company’s internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of the Company’s internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of the Company’s internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Greif, Inc. maintained effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Greif, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Greif, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Greif, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements and schedule of Greif, Inc. and our report dated January 9, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

January 9, 2006

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2006 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K is found under the caption “Executive Officers of the Company” in Part I of this Form 10-K, which information is also incorporated by reference into this Item 10.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Patrick J. Norton, Vicki L. Avril, Judith D. Hook and David J. Olderman. Mr. Norton is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Norton is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by the Company’s officers and directors and persons owning more than 10% of a registered class of the Company’s equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to the Company’s Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2006 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2005 annual meeting of stockholders.

The Company’s Board of Directors has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics is posted on the Company’s Internet Web site at www.greif.com under “Investor Center—Corporate Governance.” Copies of this code of ethics are also available to any person, without charge, by making a written request to the Company. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on the Company’s Internet Web site described above within four business days following its occurrence.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Executive Compensation,” “Director Compensation Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph” in the 2006 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2006 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2006 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement, which information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2006 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2005.

(2)	Financial Statement Schedule:	Page
	Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	74

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)     Exhibits – See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	January 12, 2006	By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ MICHAEL J. GASSER	/S/ DONALD S. HUML
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	Donald S. Huml Executive Vice President and Chief Financial Officer (principal financial officer)

/S/ JOHN K. DIEKER	WILLIAM B. SPARKS, JR. *
John K. Dieker Vice President and Treasurer (principal accounting officer for period covered by this report)	William B. Sparks, Jr. Member of the Board of Directors

VICKI L. AVRIL *	CHARLES R. CHANDLER *
Vicki L. Avril Member of the Board of Directors	Charles R. Chandler Member of the Board of Directors

MICHAEL H. DEMPSEY *	DANIEL J. GUNSETT *
Michael H. Dempsey Member of the Board of Directors	Daniel J. Gunsett Member of the Board of Directors

JUDITH D. HOOK *	PATRICK J. NORTON *
Judith D. Hook Member of the Board of Directors	Patrick J. Norton Member of the Board of Directors

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
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of January 12, 2006.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2003:
Allowance for doubtful accounts	$9.9	$1.3	$—	$—	$11.2

Environmental reserves	$8.0	$0.3	$1.1	$(0.6)	$8.8

Year ended October 31, 2004:
Allowance for doubtful accounts	$11.2	$0.3	$—	$—	$11.5

Environmental reserves	$8.8	$0.6	$0.8	$(0.7)	$9.5

Year ended October 31, 2005:
Allowance for doubtful accounts	$11.5	$1.0	$.5	$(4.5)	$8.5

Environmental reserves	$9.5	$—	$(.5)	$(.9)	$8.1

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 1-566 (see Exhibit A therein).

3(c)	Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3(d)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 3(c) therein).

3(e)	Amendments to Amended and Restated By-Laws of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004, File No. 1-566 (see Exhibit 3.E therein).

3(f)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 7, 2004, File No. 1-566 (see Exhibit 99.3 therein).

4(a)	Indenture dated as of July 31, 2002, among Greif, Inc., as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Directors’ Deferred Compensation Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(c) therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

10(e)*	Employment Agreement between William B. Sparks, Jr. and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

10(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

10(h)*	Greif, Inc. Long-Term Incentive Plan., as amended	Definitive Proxy Statement on Form 14A dated January 23, 2004, File No. 1-566 (see Exhibit A therein).

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 1-566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(m)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(n)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10(o)	Credit Agreement dated as of March 2, 2005, among Greif, Inc., Greif Spain Holdings, S.L., Greif Bros. Canada Inc., Greif (UK) Ltd., Greif International Holdings B.V., and Greif Australia Pty. Ltd., as borrowers, various lending institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent, Deutsche Bank Securities Inc., as joint lead arranger and sole book runner, KeyBank National Association, as joint lead arranger and syndication agent, and National City Bank, Fleet National Bank, and ING Capital LLC, as co-documentation agents.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2005, File No. 001-00566 (see Exhibit 10.1 therein).

10(p)	Real Estate Purchase and Sale Agreement ($51,046,945) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005, File No. 001-00566 (see Exhibit 10.1 therein).

10(q)	Real Estate Purchase and Sale Agreement ($38,953,055) dated March 28, 2005 between Soterra LLC (seller) and Plum Creek Timberlands, L.P. (purchaser).	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2005, File No. 001-00566 (see Exhibit 10.1 therein).

10(r)	Receivables Purchase Agreement, dated October 31, 2003, by and among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc., (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 10(m) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(s)	Sale and Contribution Agreement, dates as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 10(n) therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Daniel J. Gunsett, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.