Form 10-Q
period 2006-01-31
GREIF INC
filed 2006-03-10
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2006 was as follows:

Class A Common Stock	11,545,022 shares
Class B Common Stock	11,538,645 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2006	2005
Net sales	$582,316	$582,564
Costs of products sold	492,644	493,838

Gross profit	89,672	88,726

Selling, general and administrative expenses	59,454	59,721
Restructuring charges	5,468	7,186
Gain on sale of assets	33,211	10,344

Operating profit	57,961	32,163

Interest expense, net	9,701	10,093
Other income, net	46	(969)

Income before income tax expense	48,306	21,101

Income tax expense	14,954	5,965

Net income	$33,352	$15,136

Basic earnings per share:
Class A Common Stock	$1.16	$0.53
Class B Common Stock	$1.73	$0.79

Diluted earnings per share:
Class A Common Stock	$1.13	$0.52
Class B Common Stock	$1.73	$0.79

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31, 2006	October 31, 2005
	(Unaudited)
Current assets
Cash and cash equivalents	$115,421	$122,411
Trade accounts receivable, less allowance of $8,119 in 2006 and $8,475 in 2005	267,445	258,636
Inventories	177,499	170,533
Net assets held for sale	5,853	8,410
Deferred tax assets	2,152	10,088
Prepaid expenses and other current assets	67,064	55,874

	635,434	625,952

Long-term assets
Goodwill, net of amortization	248,910	263,703
Other intangible assets, net of amortization	37,119	25,015
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	53,523	55,706

	390,443	395,315

Properties, plants and equipment
Timber properties, net of depletion	171,795	139,372
Land	76,925	75,464
Buildings	318,835	317,791
Machinery and equipment	861,765	852,926
Capital projects in progress	43,750	38,208

	1,473,070	1,423,761
Accumulated depreciation	(583,487)	(561,705)

	889,583	862,056

	$1,915,460	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2006	October 31, 2005
	(Unaudited)
Current liabilities
Accounts payable	$212,198	$234,672
Accrued payrolls and employee benefits	34,490	45,252
Restructuring reserves	10,133	10,402
Short-term borrowings	28,191	17,173
Other current liabilities	74,330	75,485

	359,342	382,984

Long-term liabilities
Long-term debt	457,442	430,400
Deferred tax liability	141,077	133,837
Pension liability	44,746	45,544
Postretirement benefit liability	49,479	47,827
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	57,797	66,897

	793,791	767,755

Minority interest	3,173	1,696

Shareholders’ equity
Common stock, without par value	51,207	49,251
Treasury stock, at cost	(78,974)	(75,956)
Retained earnings	820,212	793,669
Accumulated other comprehensive income (loss):
- foreign currency translation	12,061	9,117
- interest rate derivatives	(2,313)	(2,738)
- energy derivatives	(582)	—
- minimum pension liability	(42,457)	(42,455)

	759,154	730,888

	$1,915,460	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the three months ended January 31,	2006	2005
Cash flows from operating activities:
Net income	$33,352	$15,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,673	24,982
Asset impairments	1,173	57
Deferred income taxes	13,731	3,282
Gain on disposals of properties, plants and equipment, net	(1,643)	(10,344)
Gain on significant sales of nonstrategic timberland (Note 8)	(31,569)	—
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(6,693)	48,713
Inventories	(5,328)	(17,081)
Other current assets	(10,424)	(1,235)
Other long-term assets	2,760	1,836
Accounts payable	(24,070)	(41,402)
Accrued payroll and employee benefits	(10,979)	(13,929)
Restructuring reserves	(336)	(171)
Other current liabilities	(2,700)	(2,340)
Postretirement benefit liability	267	7,319
Other long-term liabilities	(369)	(17,069)

Net cash used in operating activities	(18,155)	(2,246)

Cash flows from investing activities:
Purchases of properties, plants, equipment and other assets	(48,018)	(8,685)
Proceeds from the sale of properties, plants, equipment and other assets	36,490	12,934

Net cash provided by (used in) in investing activities	(11,528)	4,249

Cash flows from financing activities:
Proceeds from issuance of long-term debt	287,727	574,867
Payments on long-term debt	(264,112)	(553,332)
Proceeds (payments) on short-term borrowings	9,684	(3,731)
Dividends paid	(6,811)	(4,458)
Acquisitions of treasury stock	(3,202)	(5,291)
Exercise of stock options	1,483	6,182

Net cash provided by financing activities	24,769	14,237

Effects of exchange rates on cash	(2,076)	1,789

Net increase (decrease) in cash and cash equivalents	(6,990)	18,029
Cash and cash equivalents at beginning of period	122,411	38,109

Cash and cash equivalents at end of period	$115,421	$56,138

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2006

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis	of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2006 and October 31, 2005 and the consolidated statements of income and cash flows for the three-month period ended January 31, 2006 and 2005 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2005 (the “2005 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2006 or 2005, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the first quarter of fiscal 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the first quarter of fiscal 2006 was $0.2 million.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statement of income for the first quarter of 2005. If compensation cost would have been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

Three months ended January 31, 2005
Net income as reported	$15,136
Deduct total stock option expense determined under fair value method, net of tax	273

Pro forma net income	$14,863

Earnings per share:

Class A Common Stock:
Basic - as reported	$0.53
Basic - pro forma	$0.52
Diluted - as reported	$0.52
Diluted - pro forma	$0.51

Class B Common Stock:
Basic - as reported	$0.79
Basic - pro forma	$0.78
Diluted - as reported	$0.79
Diluted - pro forma	$0.78

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statement of operations over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statement of operations for the first quarter of fiscal 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in fiscal 2006. For any options granted subsequent to October 31, 2005, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the accelerated multiple-option approach. Compensation expense for all share-based awards subsequent to October 31, 2005 will be recognized using the straight-line single-option method. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

To calculate option-based compensation under SFAS No. 123(R), the Company used the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to fiscal 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for the Company). The Company does not expect the adoption of this statement to have a material impact on its financial statements.

FIN 47, “Accounting for Conditional Asset Retirement Obligations,” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (2006 for the Company). The Company does not expect the adoption of this interpretation to have a material impact on its financial statements.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

The Company has entered into an arrangement to sell on a regular basis up to €90.0 million ($109.3 million at January 31, 2006) of certain outstanding accounts receivable of its European subsidiaries to a major international bank. At January 31, 2006, €49.0 million ($59.5 million) of accounts receivable were sold under this arrangement. The Company will continue to service these accounts receivable, although no interests therein have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2006	October 31, 2005
Finished goods	$50,893	$57,924
Raw materials and work-in-process	158,520	143,168

	209,413	201,092
Reduction to state inventories on last-in, first-out basis	(31,914)	(30,559)

	$177,499	$170,533

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of January 31, 2006, there were four facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the three-month period ended January 31, 2006 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2005	$230,875	$32,828	$263,703
Goodwill reclassification	(14,650)	—	(14,650)
Currency translation	(143)	—	(143)

Balance at January 31, 2006	$216,082	$32,828	$248,910

The goodwill reclassification of $14.8 million represents the recording of intangible assets of $13.6 million related to two separate acquisitions of industrial packaging companies in October 2005 which were originally recorded in goodwill pending the completion of our valuation and the remaining $1.1 million represents the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of January 31, 2006 and October 31, 2005 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2006:
Trademarks and patents	$18,077	$7,753	$10,324
Non-compete agreements	12,625	9,235	3,390
Customer relationships	18,415	1,323	17,092
Other	9,229	2,916	6,313

Total	$58,346	$21,227	$37,119

October 31, 2005:
Trademarks and patents	$18,510	$7,411	$11,099
Non-compete agreements	9,625	8,978	647
Customer relationships	7,815	1,015	6,800
Other	9,229	2,760	6,469

Total	$45,179	$20,164	$25,015

During the first three months of 2006, there were no acquisitions of other intangible assets. However, intangible assets of $13.6 million relating to the acquisition of industrial packaging companies in North America during 2005 were reclassed from goodwill to intangible assets, as described above. Amortization expense for the three months ended January 31, 2006 was $1.1 million. Amortization expense for the next five years is expected to be $4.1 million in 2006, $3.6 million in 2007, $3.5 million in 2008, $3.5 million in 2009 and $3.4 million in 2010.

NOTE 7 — RESTRUCTURING CHARGES

During the first quarter of 2006, the Company recorded restructuring charges of $5.5 million, consisting of $2.9 million in employee separation costs, $1.2 million in asset impairments, $0.1 million of professional fees, and $1.2 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three. In addition, severance costs were incurred due to the elimination of certain administrative positions. Restructuring charges for the above activities totaled $5.7 million to date. The remaining restructuring charges for the above activities are anticipated to be $15.7 million for the remainder of 2006.

For each business segment, costs incurred in 2006 are as follows (Dollars in thousands):

	Amounts Incurred Fiscal Year- to-Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$2,045	$11,600
Asset impairments	882	882
Professional fees	107	418
Other restructuring costs	1,187	7,000

	4,221	19,900

Paper, Packaging & Services:
Employee separation costs	863	910
Asset impairments	290	290
Professional fees	37	50
Other restructuring costs	46	50

	1,236	1,300

Timber:
Employee separation costs	9	9
Asset impairments	—	—
Professional fees	1	1
Other restructuring costs	1	1

	11	11

Total	$5,468	$21,211

During 2003, the Company began the transformation to the Greif Business System, which continues to generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $146.7 through 2005 related to the transformation to the Greif Business System. The Company is continuing to evaluate future rationalization options based on the progress of the transformation to the Greif Business System to-date.

As part of the transformation to the Greif Business System, the Company closed two company-owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. The two plants and distribution center were located in North America. Five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) were closed in 2004, and seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment) were closed in 2003. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation to the Greif Business System, during 2005, the Company recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs.

A total of 1,574 employees have been terminated in connection with the transformation to the Greif Business System since 2003.

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2006 (Dollars in thousands):

	Balance at October 31, 2005	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at January 31, 2006
Cash charges:
Employee separation costs	$8,841	$2,917	$(3,135)	$8,623
Other restructuring costs	1,561	1,379	(1,430)	1,510

	10,402	4,296	(4,565)	10,133
Non-cash charges:
Asset impairments	—	1,172	(1,172)	—

Total	$10,402	$5,468	$(5,737)	$10,133

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The Company completed the second phase of its previously reported $90 million sale of timberland, timber and associated assets in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres for $10 million, is expected to occur later in 2006 and the Company will recognize additional timberland gains in its consolidated statements of income in the periods that these transactions occur.

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

The Company has consolidated the assets and liabilities of STA Timber in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation.” Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. In addition, Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

The Company has also consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of Interpretation 46R. However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

Assets of the Buyer SPE at January 31, 2006 and October 31, 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of January 31, 2006 and October 31, 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated statement of operations for the three month period ended January 31, 2006 includes interest expense on STA Timber debt of $0.6 million and interest income on Buyer SPE investments of $0.6 million. No comparable activity is included in interest income or interest expense in the comparable 2005 period.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2006	October 31, 2005
Credit Agreement	$122,525	$85,655
Senior Subordinated Notes	241,704	241,889
Trade accounts receivable credit facility	86,368	95,711
Other long-term debt	6,845	7,145

	$457,442	$430,400

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of January 31, 2006, $122.5 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 4.50 percent for the three months ended January 31, 2006, and the interest rate was 4.75 percent at January 31, 2006 and 4.83 percent at October 31, 2005.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At January 31, 2006, the Company was in compliance with these covenants.

Senior Subordinated Notes

The Company has issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, the Company purchased $2.0 million of the Senior Subordinated Notes. At January 31, 2006, the outstanding balances, which included losses on fair value hedges the Company had in place to hedge interest rate risk, were $241.7 million. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The fair value of the Senior Subordinated Notes was approximately $257.8 million and $259.3 million at January 31, 2006 and October 31, 2005, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2006, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 17.

Trade Accounts Receivable Credit Facility

The Company entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.15 percent and 4.59 percent interest rate as of January 31, 2006 and October 31, 2005, respectively). The Company also pays a commitment fee. The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $86.3 million and $95.7 million, outstanding under the trade accounts receivable credit facility at January 31, 2006 and October 31, 2005, respectively.

The trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Credit Agreement, and the majority of the lenders there under consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $35.0 million and $24.3 million, comprised of $6.8 million and $7.1 million in long-term debt and $28.2 million and $17.2 million in short-term borrowings, at January 31, 2006 and October 31, 2005, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2006 and October 31, 2005 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $473.5 million and $447.8 million as compared to the carrying amounts of $457.4 million and $430.4 million at January 31, 2006 and October 31, 2005, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to foreign currency fluctuations, and energy cost fluctuations. The Company records derivatives based on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at January 31, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate of 5.87 percent over the life of the contracts. The Company was also party to agreements in which it received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. These agreements were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $1.5 million and $6.6 million was recorded at January 31, 2006 and October 31, 2005, respectively.

At January 31, 2006, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $2.3 million representing the fair value was recorded at January 31, 2006.

At January 31, 2006, the Company had outstanding foreign currency forward contracts in the notional amount of $82.5 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge the Company’s exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts at January 31, 2006 resulted in a loss of $0.5 million recorded in the consolidated statements of income during the first quarter of 2006. The fair value of similar contracts at January 31, 2005 resulted in a loss of $0.7 million recorded in the consolidated statements of income during the first quarter of 2005

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through January 31, 2007. The fair value of the energy hedges was an unfavorable position of $0.9 million ($0.6 million net of tax) at January 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended January 31, 2006.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes or published market prices. The values represent the estimated amounts the Company would pay or receive to terminate the agreements at the reporting date.

During the next nine months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $0.7 million after tax at the time the underlying hedge transactions are realized.

NOTE 11 — CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to one half cent per share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2006:
Class A Common Stock	32,000,000	21,140,960	11,545,022	9,595,938
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355

October 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,532,356	9,608,604
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355

NOTE 12 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2006	2005
Class A Common Stock	$0.24	$0.16
Class B Common Stock	$0.35	$0.23

NOTE 13 — CALCULATION OF EARNINGS PER SHARE

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended January 31,
	2006	2005
Class A Common Stock:
Basic shares	11,542,159	11,119,292
Assumed conversion of stock options	326,172	408,582

Diluted shares	11,868,331	11,527,874

Class B Common Stock:
Basic and diluted shares	11,538,645	11,640,759

There were 14,000 stock options that were antidilutive as of January 31, 2006 and no stock options that were antidilutive as of January 31, 2005.

NOTE 14 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended January 31,
	2006	2005
Net income	$33,352	$15,136
Other comprehensive income (loss):
Foreign currency translation adjustment	2,944	10,688
Change in fair value of interest rate derivatives, net of tax	425	1,681
Change in fair value of energy derivatives, net of tax	(582)	—
Minimum pension liability adjustment, net of tax	(2)	—

Comprehensive income	$36,137	$27,505

NOTE 15 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended January 31,
	2006	2005
Service cost	$3,629	$3,165
Interest cost	6,208	6,619
Expected return on plan assets	(7,361)	(7,387)
Amortization of prior service cost, initial net asset and net actuarial gain	1,533	1,163

	$4,009	$3,560

The Company made no pension contributions in the first quarter of 2006. Based on minimum funding requirements, $17.8 million of pension contributions are estimated for the entire 2006 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended January 31,
	2006	2005
Service cost	$8	$5
Interest cost	586	787
Amortization of net prior service cost and recognized actuarial gain	(163)	(59)

	$431	$733

NOTE 16 — BUSINESS SEGMENT INFORMATION

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

Operations in the Timber segment involve the management and sale of timber in the southeastern United States (approximately 255,700 acres of timberland were owned at January 31, 2006). The Company also owns approximately 37,000 acres of timberland in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2005 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2006	2005
Net sales:
Industrial Packaging & Services	$429,720	$429,042
Paper, Packaging & Services	147,039	148,205
Timber	5,557	5,317

Total net sales	$582,316	$582,564

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$24,240	$17,679
Paper, Packaging & Services	4,257	9,591
Timber	3,363	4,007

Operating profit before restructuring charges and timberland gains	31,860	31,277

Restructuring charges:
Industrial Packaging & Services	4,221	6,798
Paper, Packaging & Services	1,236	377
Timber	11	11

Total restructuring charges	5,468	7,186

Timberland gains:
Timber	31,569	8,072

Total	$57,961	$32,163

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,082	$16,136
Paper, Packaging & Services	8,008	8,452
Timber	1,583	394

Total depreciation, depletion and amortization expense	$24,673	$24,982

	January 31, 2006	October 31, 2005
Assets:
Industrial Packaging & Services	$1,113,513	$1,103,648
Paper, Packaging & Services	274,691	278,869
Timber	227,295	194,880

Total segments	1,615,499	1,577,397
Corporate and other	299,961	305,926

Total assets	$1,915,460	$1,883,323

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2006	2005
Net sales:
North America	$339,141	$317,176
Europe	156,029	176,170
Other	87,146	89,218

Total net sales	$582,316	$582,564

The following table presents total assets by geographic area (Dollars in thousands):

	January 31, 2006	October 31, 2005
Assets:
North America	$1,268,371	$1,243,054
Europe	430,279	426,062
Other	216,810	214,207

Total assets	$1,915,460	$1,883,323

NOTE 17 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 9 — Long-Term Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis.

Presented below are condensed consolidating financial statements of the Parent, the Guarantor Subsidiaries and the non-Guarantor Subsidiaries at January 31, 2006 and October 31, 2005, and for the three-month periods ended January 31, 2006 and 2005. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Operations

For the three months ended January 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,154	$350,535	$296,171	$(65,544)	$582,316
Cost of products sold	836	308,965	248,387	(65,544)	492,644

Gross profit	318	41,570	47,784	—	89,672

Selling, general and administrative expenses	199	30,097	29,158	—	59,454
Restructuring charges	—	2,244	3,224	—	5,468
Gain on sale of assets	—	32,394	817	—	33,211

Operating profit	119	41,623	16,219	—	57,961

Interest expense, net	—	8,168	1,533	—	9,701
Other income (expense), net (1)	4	(3,050)	3,092	—	46

Income before income taxes and equity in earnings of affiliates	123	30,405	17,778	—	48,306

Income taxes	38	9,395	5,521	—	14,954
Equity in earnings of affiliates	33,267	—	—	(33,267)	—

Net income (loss)	$33,352	$21,010	$12,257	$(33,267)	$33,352

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Three months ended January 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,266	$317,357	$295,396	$31,455	$582,564
Cost of products sold	935	272,374	251,984	(31,455)	493,838

Gross profit	331	44,983	43,412	—	88,726

Selling, general and administrative expenses	300	30,083	29,338	—	59,721
Restructuring charges	1	4,485	2,700	—	7,186
Gain (loss) on sale of assets	—	10,424	(80)	—	10,344

Operating profit	30	20,839	11,294	—	32,163

Interest expense, net	—	8,975	1,118	—	10,093
Other income (expense), net (1)	2	(3,048)	2,077	—	(969)

Income before income tax expense and equity in earnings of affiliates	32	8,816	12,253	—	21,101

Income tax expense	9	2,468	3,488	—	5,965
Equity in earnings of affiliates	15,113	—	—	(15,113)	—

Net income (loss)	$15,136	$6,348	$8,765	$(15,113)	$15,136

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

As of January 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$28,043	$87,378	$—	$115,421
Trade accounts receivable	721	141,170	125,554	—	267,445
Inventories	343	66,267	110,889	—	177,499
Other current assets	2,183	14.319	58,567	—	75,069

	3,247	249,799	382,388	—	635,434

Long-term assets
Goodwill and other intangible assets	—	178,471	107,558	—	286,029
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,209,011	591,890	9,677	(1,757,055)	53,523

	1,209,011	821,252	117,235	(1,757,055)	390,443

Properties, plants and equipment, net	—	667,084	222,499	—	889,583

	1,212,258	1,738,135	722,122	(1,757,055)	1,915,460

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$54	$111,862	$100,282	$—	$212,198
Short-term borrowings	—	—	28,191	—	28,191
Other current liabilities	5,399	49,590	63,964	—	118,953

	5,453	161,452	192,437	—	359,342

Long-term liabilities
Long-term debt	447,268	—	10,174	—	457,442
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	383	262,075	30,641	—	293,099

	447,651	305,325	40,815	—	793,791

Minority interest	—	—	3,173	—	3,173

Shareholders’ equity	759,1540	1,271,358	485,697	(1,757,055)	759,154

	1,212,258	1,738,135	722,122	(1,757,055)	1,915,460

Condensed Consolidating Balance Sheets

As of October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$29,513	$92,898	$—	$122,411
Trade accounts receivable	718	140,050	117,868	—	258,636
Inventories	284	54,803	115,446	—	170,533
Other current assets	1,381	24,748	48,243	—	74,372

	2,383	249,114	374,455	—	625,952

Long-term assets
Goodwill and other intangible assets	—	178,782	109,936	—	288,718
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,146,989	618,851	9,399	(1,719,533)	55,706

	1,146,989	848,524	119,335	(1,719,533)	395,315

Properties, plants and equipment, net	—	586,813	275,243	—	862,056

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127	$101,755	$132,790	$—	$234,672
Short-term borrowings	—	747	16,426	—	17,173
Other current liabilities	1,620	37,694	91,825	—	131,139

	1,747	140,196	241,041	—	382,984

Long-term liabilities
Long-term debt	416,409	—	13,991	—	430,400
Liabilities held by special purpose entities (Note 8)		43,250	—	—	43,250
Other long-term liabilities	328	250,981	42,796	—	294,105

	416,737	294,231	56,787	—	767,755

Minority interest	—	—	1,696	—	1,696

Shareholders’ equity	730,888	1,250,024	469,509	(1,719,533)	730,888

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

Condensed Consolidating Statements of Cash Flows

For the three months ended January 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(15,085)	$2,440	$(5,510)	$—	$(18,155)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(39,177)	(8,841)	—	(48,018)
Proceeds from the sale of properties, plants and equipment	—	35,267	1,223	—	36,490

Net cash used in investing activities	—	(3,910)	(7,618)	—	(11,528)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	287,727	—	—	—	287,727
Payments on long-term debt	(264,112)	—	—	—	(264,112)
Proceeds on short-term borrowings	—	—	9,684	—	9,684
Other, net	(8,530)	—	—	—	(8,530)

Net cash provided by financing activities	15,085	—	9,684	—	24,769

Effects of exchange rates on cash	—	—	(2,076)	—	(2,076)

Net decrease in cash and cash equivalents	—	(1,470)	(5,520)	—	(6,990)
Cash and cash equivalents at beginning of period	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$28,043	$87,378	$—	$115,421

Condensed Consolidating Statements of Cash Flows

For the three months ended January 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(17,968)	$9,019	$6,703	$—	$(2,246)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(5,211)	(3,474)	—	(8,685)
Proceeds on disposals of properties, plants and equipment	—	13,014	(80)	—	12,934

Net cash provided by (used in) investing activities	—	7,803	(3,554)	—	4,249

Cash flows from financing activities:
Proceeds from long-term debt	(21,535)	—	—	—	(21,535)
Payments on short-term borrowings	—	—	(3,731)	—	(3,731)
Dividends paid	(4,458)	—	—	—	(4,458)
Acquisition of treasury stock	(5,291)	—	—	—	(5,291)
Exercise of stock options	6,182	—	—	—	6,182

Net cash provided by (used in) financing activities	17,968	—	(3,731)	—	(14,237)

Effects of exchange rates on cash	—	—	1,789	—	1,789

Net increase in cash and cash equivalents	—	16,822	1,207	—	18,029
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$30,606	$25,532	$—	$56,138

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements, which appear elsewhere in this Form 10-Q. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2006 or 2005, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

OVERVIEW

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial packaging products such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paint and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

As of January 31, 2006, we owned approximately 255,700 acres of timberland in the southeastern United States, which is actively managed, and approximately 37,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions.

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, a transformation to what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the “2005 Form 10-K”). We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 255,700 acres at January 31, 2006, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 37,000 acres at January 31, 2006, did not have any depletion expense since it is not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q.

Pension and Postretirement Benefits. Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 15 to the Notes to Consolidated Financial Statement included in this Form 10-Q. The results would be different using other assumptions.

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

Environmental Cleanup Costs. We expense environmental costs related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Our reserves for environmental liabilities at January 31, 2006 amounted to $8.8 million, which included a reserve of $3.9 million related to our facility in Lier, Belgium and $4.9 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.9 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were $0.1 million in the first quarter of 2006 and insignificant in the first quarter of 2005. Environmental cash expenditures were insignificant in the first quarter 2006 and $0.2 million in the first quarter 2005.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2006. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.0 million estimated costs related to outstanding claims at both January 31, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $10.0 million and $12.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at January 31, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A - Risk Factors, of the 2005 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2006 and 2005. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit, before the impact of restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable). Operating profit, before the impact of restructuring charges and timberland gains, is equal to the operating profit plus restructuring charges less timberland gains. We use operating profit, before the impact of restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance than the corresponding measure because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

First Quarter Results

Overview

Net sales were $582.3 million in the first quarter of 2006 compared to $582.6 million in the first quarter of 2005. Improvements in the Industrial Packaging & Services ($0.7 million) and Timber segments ($0.2 million) were offset by a decline in the Paper, Packaging & Services segment ($1.2 million). Net sales changes for each of our business segments are discussed in more detail below. Net sales increased 5 percent, excluding the impact of foreign currency translation, from the same quarter last year. This increase is evenly split between overall improvement in selling prices and volumes.

Operating profit was $58.0 million in the first quarter of 2006 compared with operating profit of $32.2 million in the first quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $31.9 million in the first quarter of 2006 compared with $31.3 million in the first quarter of 2005. The increase in the Industrial Packaging & Services segment ($6.6 million) was partially offset by a decline in the Paper, Packaging & Services ($5.3 million) and Timber segments ($0.6 million). There were $5.5 million and $7.2 million of restructuring charges and $31.6 million and $8.1 million of timberland gains during the first quarter of 2006 and 2005, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended January 31,	2006	2005
Net sales:
Industrial Packaging & Services	$429,720	$429,042
Paper, Packaging & Services	147,039	148,205
Timber	5,557	5,317

Total net sales	$582,316	$582,564

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$24,240	$17,679
Paper, Packaging & Services	4,257	9,591
Timber	3,363	4,007

Total operating profit before the impact of restructuring charges and timberland gains	31,860	31,277

Restructuring charges:
Industrial Packaging & Services	4,222	6,798
Paper, Packaging & Services	1,236	377
Timber	10	11

Total restructuring charges	5,468	7,186

Timberland gains:
Timber	31,569	8,072

Operating profit:
Industrial Packaging & Services	20,018	10,881
Paper, Packaging & Services	3,021	9,214
Timber	34,922	12,068

Total operating profit	$57,961	$32,163

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, especially steel, resin and containerboard;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales were $429.7 million in the first quarter of 2006 compared to $429.0 million in the first quarter of 2005. Net sales rose 6 percent excluding the impact of foreign currency translation. The improvement in net sales was primarily due to the increased volume of plastic and fibre drum sales, which benefited from two tuck-in acquisitions in the fourth quarter of 2005, as well as organic growth in plastic drums. In addition, plastic drum selling prices increased in response to higher resin costs. The improvement in sales resulting from plastic and fibre drum volumes and plastic drum selling prices was partially offset by lower steel drum selling prices and volumes.

Operating profit was $20.0 million in the first quarter of 2006 compared with $10.9 million in the first quarter of 2005. Operating profit, before the impact of restructuring charges, rose to $24.2 million in the first quarter of 2006 from $17.7 million in the first quarter of 2005. Restructuring charges were $4.2 million in the first quarter of 2006 compared with $6.8 million a year ago. The Industrial Packaging & Services segment’s gross profit margin improved to 16.7 percent in the first quarter of 2006 from 14.7 percent in the first quarter of 2005. This improvement was due to lower raw material costs, especially steel, and the Greif Business System.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, especially Old Corrugated Containers (“OCC”);

•	Energy and transportation costs;

•	Benefits from the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $147.0 million in the first quarter of 2006 compared to $148.2 million last year due to lower selling prices of containerboard, substantially offset by improved sales volumes of containerboard and corrugated sheets.

Operating profit was $3.0 million in the first quarter of 2006 compared to $9.2 million in the first quarter of 2005. Operating profit, before the impact of restructuring charges, was $4.3 million in the first quarter of 2006 compared to $9.6 million in the first quarter of 2005. Restructuring charges were $1.2 million in the first quarter of 2006 versus $0.4 million a year ago. The decrease in operating profit was primarily due to significantly higher energy and transportation costs ($4.7 million) and lower selling prices for containerboard as compared to the first quarter of 2005.

Timber

The Timber segment consists of approximately 255,700 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales; and

•	Gains on sale of timberland.

Net sales were $5.6 million in the first quarter of 2006 compared to $5.3 million in the first quarter of 2005. Operating profit was $34.9 million in the first quarter of 2006 compared to $12.1 million in the first quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $3.4 million (including $0.7 million resulting from the sale of development property in Canada) in the first quarter of 2006 compared to $4.0 million in the first quarter of 2005. Restructuring charges were insignificant in both periods and timberland gains were $31.6 million in the first quarter of 2006 and $8.1 million in the first quarter of 2005.

We completed the second phase of our previously reported $90 million sale of timberland, timber and associated assets in the first quarter of 2006. In this phase, we sold 15,300 acres of timberland holdings in Florida for $29.3 million, resulting in a gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres for $10 million, is expected to occur later in 2006.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 84.6 percent for the first quarter of 2006 versus 84.8 percent for the first quarter of 2005. Raw material costs were generally lower for steel, containerboard and OCC and higher for resin. The overall benefits to the gross profit margin related to raw material costs and the Greif Business System were significantly offset by higher energy and transportation costs compared to the same quarter of 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $59.5 million, or 10.2 percent of net sales, in the first quarter of 2006 compared to $59.7 million, or 10.3 percent of net sales, in the first quarter of 2005. We continue to focus on our controllable costs.

Restructuring Charges

During the first quarter of 2006, we recorded restructuring charges of $5.5 million, consisting of $2.9 million in employee separation costs, $1.2 million in asset impairments, $0.1 million of professional fees, and $1.2 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three. In addition, severance costs were incurred due to the elimination of certain administrative positions.

During 2003, we began the transformation to the Greif Business System, which we believe continues to generate productivity improvements and achieve permanent cost reductions. As a result, we incurred restructuring charges of $146.7 million through 2005 related to the transformation to the Greif Business System. We are continuing to evaluate future rationalization options based on the progress of the transformation to the Greif Business System to-date.

As part of the transformation to the Greif Business System, we closed two company-owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. The two plants and distribution center were located in North America. Five company-owned plants (four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment) were closed in 2004, and seven company-owned plants (four in the Industrial Packaging & Services segment and three in the Paper, Packaging & Services segment) were closed in 2003. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation to the Greif Business System, during 2005, we recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, we also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs.

A total of 1,574 employees have been terminated in connection with the transformation to the Greif Business System since 2003.

Gain on Sale of Assets

Gain on sale of assets increased to $33.2 million in the first quarter of 2006 as compared to $10.3 million in the first quarter of 2005. This increase was primarily due to $27.4 million higher gains on sale of timber properties and the sale of two held for sale properties in the current quarter.

Interest Expense, Net

Interest expense, net was $9.7 million and $10.1 million for the first quarter of 2006 and 2005, respectively. Lower average debt outstanding was partially offset by higher interest rates during the first quarter of 2006 compared to the first quarter of 2005.

Other Income, Net

Other income, net increased $1.0 million in the first quarter of 2006 as compared to the first quarter of 2005 primarily due to higher rental income and foreign exchange gains partially offset by other costs.

Income Tax Expense

The effective tax rate was 30.9 percent and 28.0 percent in the first quarter of 2006 and 2005, respectively. The higher effective tax rate resulted from a change in the mix of income outside the United States, including the impact of a large timberland gain in the United States during the first quarter of 2006.

Net Income

Based on the foregoing, we recorded net income of $33.4 million for the first quarter of 2006 compared to $15.1 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our European accounts receivable and borrowings under our Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our European accounts receivable and borrowings under our Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first quarter of 2006, we invested $12.6 million in capital expenditures, excluding timberland purchases of $35.5 million, compared with capital expenditures of $8.7 million, excluding timberland purchases of $2.7 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $75 million in 2006, which would be approximately $25 million below our anticipated annual depreciation expense of approximately $100 million.

Balance Sheet Changes

Properties, plants and equipment, net increased $27.5 million primarily due to the purchase timberland for $35.5 million in Alabama and $12.6 million in capital expenditures, partially offset by depreciation and depletion expense of $23.5 million.

Goodwill decreased $14.8 million, primarily due to reclassification of $13.6 million related to the recording of intangible assets related to two separate acquisitions of industrial packaging companies in October 2005 which were originally recorded in goodwill pending the completion of our valuation. The remaining $1.1 million represents the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001.

The $22.4 million decrease in accounts payable was mostly due to lower cost of raw materials in the first quarter of 2006 compared to the fourth quarter of 2005, the timing of payments made to our suppliers and the impact of foreign currency translation.

Accrued payroll and employee benefits were lower by $10.8 million primarily due to the timing of the annual bonus and long-term incentive accruals, which were accrued at October 31, 2005 and paid during the first quarter of 2006.

Long-term debt increased $27 million primarily due to the seasonality of our business, coupled with changes in working capital and the net impact of property, plant and equipment transactions for the three months ended January 31, 2006.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $122.5 million and $85.7 million outstanding under the Credit Agreement at January 31, 2006, and October 31, 2005, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. As of January 31, 2006, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

We have issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, we purchased $2.0 million of the Senior Subordinated Notes. As of January 31, 2006 and October 31, 2005, the outstanding balances, which included losses on fair value hedges we had in place to hedge interest rate risk, were $241.7 million and $241.9 million, respectively, under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2006, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

We entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $86.3 million and $95.7 million outstanding under the trade accounts receivable credit facility at January 31, 2006 and October 31, 2005, respectively.

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

Sale of European Accounts Receivable

We have entered into an arrangement to sell on a regular basis up to €90.0 million ($109.3 million at January 31, 2006) of certain outstanding accounts receivable of certain of our European subsidiaries to a major international bank. At January 31, 2006, €49.0 million ($59.5 million) of outstanding accounts receivable were sold under this arrangement. We will continue to service these accounts receivable, although no interests have been retained. The acquiring international bank has full title and interest to the accounts receivable, will be free to further dispose of the accounts receivable sold to it and will be fully entitled to receive and retain for its own account the total collections of such accounts receivable. These accounts receivable have been removed from the balance sheet since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS

In connection with one of our 2005 timberland transactions with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of January 31, 2006, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$641	$32	$305	$43	$261
Short-term borrowings	28	28	—	—	—
Non-cancelable operating leases	45	9	26	7	3
Timber note securitized	43	—	—	—	43

Total contractual cash obligations	$757	$69	$331	$50	$307

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first three months of 2006, we repurchased 50,000 shares of Class A Common Stock and no shares of Class B Common Stock. As of January 31, 2006, we had repurchased 1,027,224 shares, including 626,476 shares of Class A Common Stock and 400,748 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through January 31, 2006 was approximately $37.9 million.

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for us). We do not expect the adoption of this statement to have a material impact on its financial statements.

FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (2006 for us). We do not expect the adoption of this interpretation to have a material impact on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about the Company’s market risk from the disclosures contained in the Company’s Form 10-K for the year ended October 31, 2005, except as follows:

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at January 31, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pays interest at a fixed rate over the life of the contracts. The Company was also party to agreements in which it receives interest semi-annually from the counterparties equal to a fixed rate and pays interest based on LIBOR plus a margin that were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $1.5 million and $6.6 million was recorded at January 31, 2006 and October 31, 2005, respectively.

At January 31, 2006, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate on $248.0 million and pays interest at a fixed rate on €206.7 million. Upon maturity of these swaps, August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $2.3 million representing the fair value was recorded at January 31, 2006.

At January 31, 2006, the Company had outstanding foreign currency forward contracts in the notional amount of $82.5 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge the Company’s exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts at January 31, 2006 resulted in a loss of $0.5 million recorded in the consolidated statements of income during the first quarter of 2006. The fair value of similar contracts at January 31, 2005 resulted in a loss of $0.7 million recorded in the consolidated statements of income during the first quarter of 2005.

The Company is a purchaser of commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. The Company does not currently engage in material hedging of commodities, other than energy, because there is usually a high correlation between the commodity cost and the ultimate selling price of our products.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company’s management conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in timely making known to them material information required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

There has been no change in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Cautionary Statement on Forward-Looking Statements

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Information concerning the risks and uncertainties that could materially affect our consolidated financial results is set forth in Part I, Item IA—Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, which information is incorporated herein by reference. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	50,000	$64.01	50,000	972,776

Total	50,000		50,000

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	—	—	—	972,776

Total	—		—

(1)	The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2006, the maximum number of shares that may yet be purchased is 972,776, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	The Company held its Annual Meeting of Stockholders on February 27, 2006.

(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulations:

	For	Against
Vicki L. Avril	11,035,959	1,650
Charles R. Chandler	11,032,481	5,128
Michael H. Dempsey	11,031,681	5,928
Bruce A. Edwards	11,036,659	950
Michael J. Gasser	11,032,581	5,028
Daniel J. Gunsett	11,030,381	7,228
Judith D. Hook	11,030,381	7,228
Patrick J. Norton	11,036,059	1,550
William B. Sparks, Jr.	11,031,381	6,228

(c.)	The Amended and Restated Long-Term Incentive Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

For	Against	Abstain	Broker Non-Votes
10,155,062	1,100	86,010	795,437

ITEM 6. EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 9, 2006	/s/ Donald S. Huml
Donald S. Huml, Executive Vice
President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended January 31, 2006

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