Form 10-Q
period 2006-04-30
GREIF INC
filed 2006-06-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-00566

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on April 30, 2006 was as follows:

Class A Common Stock	11,545,303 shares
Class B Common Stock	11,521,245 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net sales	$620,107	$612,960	$1,202,423	$1,195,524
Cost of products sold	510,664	515,042	1,003,308	1,008,880

Gross profit	109,443	97,918	199,115	186,644

Selling, general and administrative expenses	62,378	56,068	121,832	115,789
Restructuring charges	10,287	10,621	15,755	17,807
Gain on sale of assets	14,786	4,194	47,997	14,538

Operating profit	51,564	35,423	109,525	67,586

Interest expense, net	9,794	10,296	18,967	19,954
Debt extinguishment charge	—	2,828	—	2,828
Other income (expense), net	288	1,469	(194)	65

Income before income tax expense	42,058	23,768	90,364	44,869

Income tax expense	13,365	7,001	28,319	12,966

Net income	$28,693	$16,767	$62,045	$31,903

Basic earnings per share:
Class A Common Stock	$0.99	$0.58	$2.15	$1.12
Class B Common Stock	$1.49	$0.88	$3.22	$1.67

Diluted earnings per share:
Class A Common Stock	$0.97	$0.57	$2.11	$1.09
Class B Common Stock	$1.49	$0.88	$3.22	$1.67

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	April 30, 2006	October 31, 2005
	(Unaudited)
Current assets
Cash and cash equivalents	$152,030	$122,411
Trade accounts receivable, less allowance of $8,032 in 2006 and $8,972 in 2005	283,496	258,636
Inventories	170,958	170,533
Net assets held for sale	3,272	8,410
Deferred tax assets	9,189	10,088
Prepaid expenses and other current assets	86,238	55,874

	705,183	625,952

Long-term assets
Goodwill, net of amortization	249,505	263,703
Other intangible assets, net of amortization	35,975	25,015
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	53,483	55,706

	389,854	395,315

Properties, plants and equipment
Timber properties, net of depletion	172,042	139,372
Land	75,374	75,464
Buildings	312,176	317,791
Machinery and equipment	900,063	852,926
Capital projects in progress	47,543	38,208

	1,507,198	1,423,761
Accumulated depreciation	(624,551)	(561,705)

	882,647	862,056

	$1,977,684	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2006	October 31, 2005
	(Unaudited)
Current liabilities
Accounts payable	$225,423	$234,672
Accrued payrolls and employee benefits	44,474	45,252
Restructuring reserves	6,958	10,402
Short-term borrowings	26,459	17,173
Other current liabilities	79,069	75,485

	382,383	382,984

Long-term liabilities
Long-term debt	459,190	430,400
Deferred tax liability	145,604	133,837
Pension liability	44,037	45,544
Postretirement benefit liability	50,735	47,827
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	76,475	66,897

	819,291	767,755

Minority interest	4,027	1,696

Shareholders’ equity
Common stock, without par value	52,037	49,251
Treasury stock, at cost	(81,429)	(75,956)
Retained earnings	841,982	793,669
Accumulated other comprehensive income (loss):
- foreign currency translation	4,219	9,117
- interest rate derivatives	(1,861)	(2,738)
- energy derivatives	(508)	—
- minimum pension liability	(42,457)	(42,455)

	771,983	730,888

	$1,977,684	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the six months ended April 30,	2006	2005
Cash flows from operating activities:
Net income	$62,045	$31,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47,999	50,174
Asset impairments	5,525	3,896
Deferred income taxes	12,436	2,832
Gain on disposals of properties, plants and equipment, net	(7,190)	(14,538)
Gain on significant sales of nonstrategic timberland (Note 8)	(40,807)	—
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(28,970)	25,041
Inventories	(3,322)	(30,829)
Other current assets	(32,498)	(12,609)
Other long-term assets	1,353	(200)
Accounts payable	7,578	(39,254)
Accrued payroll and employee benefits	(176)	(7,720)
Restructuring reserves	(3,297)	(3,031)
Other current liabilities	(10,965)	(7)
Postretirement benefit liability	2,138	3,118
Other long-term liabilities	36,645	(12,052)

Net cash provided by (used in) operating activities	48,494	(3,276)

Cash flows from investing activities:
Purchases of properties, plants, equipment and other assets	(82,170)	(26,200)
Proceeds from the sale of properties, plants, equipment and other assets	52,282	17,687

Net cash used in investing activities	(29,888)	(8,513)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	480,544	965,480
Payments on long-term debt	(458,685)	(954,263)
Proceeds (payments) on short-term borrowings	11,141	12,880
Dividends paid	(13,732)	(9,049)
Acquisitions of treasury stock	(5,733)	(5,291)
Exercise of stock options	1,916	14,767

Net cash provided by financing activities	15,451	24,524

Effects of exchange rates on cash	(4,438)	1,185

Net increase in cash and cash equivalents	29,619	13,920
Cash and cash equivalents at beginning of period	122,411	38,109

Cash and cash equivalents at end of period	$152,030	$52,029

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2006

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2006 and October 31, 2005 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2006 and 2005 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2005 (the “2005 Form 10-K”).

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

In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the first half of 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the first half of 2006 was $0.5 million.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statement of income for the first half of 2005. If compensation cost had been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months end April 30,	Six months ended April 30,
	2005	2005
Net income as reported	$16,767	$31,903
Deduct total stock option expense determined under fair value method, net of tax	331	604

Pro forma net income	$16,436	$31,299

Earnings per share:

Class A Common Stock:
Basic – as reported	$0.58	$1.12
Basic – pro forma	$0.57	$1.10
Diluted – as reported	$0.57	$1.09
Diluted – pro forma	$0.56	$1.07

Class B Common Stock
Basic – as reported	$0.88	$1.67
Basic – pro forma	$0.86	$1.63
Diluted – as reported	$0.88	$1.67
Diluted – pro forma	$0.86	$1.63

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first half of 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2006. For any options granted subsequent to October 31, 2005, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Compensation expense for all share-based awards granted on or prior to October 31, 2005 will continue to be recognized using the straight-line single option method. Compensation expense for all share-based awards granted subsequent to October 31, 2005 will be recognized using the straight-line single-option method. It should be noted that, in the Company’s Form 10-Q for the quarter ended January 31, 2006 under Note 1 – Basis of Presentation and Summary of Significant Accounting Policies, the Company mistakenly indicated another type of approach was used for recognizing the compensation expense for stock options; however, the Company has always used the straight-line single option method of expensing stock options for pro forma disclosure purposes prior to 2006 and has and will continue to utilize this method to recognize compensation expense in its consolidated statements of income for all stock options, including those granted prior to October 31, 2005. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

To calculate option-based compensation under SFAS No. 123(R), the Company used the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to 2006. The Company’s determination of fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for the Company). The Company does not expect the adoption of this statement to have a material impact on the consolidated financial statements.

FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations,” was issued by the FASB in March 2005. FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (2006 for the Company). The Company does not expect the adoption of this interpretation to have a material impact on consolidated financial statements.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €90.0 million ($113.1 million) at April 30, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At April 30, 2006, €57.6 million ($72.4 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.5 million ($0.6 million) and €0.3 million ($0.4 million) for the three months ended April 30, 2006 and 2005, respectively. Expenses associated with the RPA and Italian RPA totaled €0.9 million ($1.1 million) and €0.6 million ($0.8 million) for the six months ended April 30, 2006 and 2005, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30, 2006	October 31, 2005
Finished goods	$54,617	$57,924
Raw materials and work-in-process	150,005	143,168

	204,622	201,092
Reduction to state inventories on last-in, first-out basis	(33,664)	(30,559)

	$170,958	$170,533

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of April 30, 2006, there were three facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no indicators of impairment exists at this time.

Changes to the carrying amount of goodwill for the six-month period ended April 30, 2006 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2005	$230,875	$32,828	$263,703
Goodwill adjustments	(13,872)	—	(13,872)
Currency translation	(326)	—	(326)

Balance at April 30, 2006	$216,677	$32,828	$249,505

The goodwill adjustments of $13.9 million primarily represents the recording of intangible assets of $13.6 million related to two separate acquisitions of industrial packaging companies in October 2005 which were originally recorded in goodwill pending the completion of the Company’s valuation and $1.1 million represents the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001. The adjustments to goodwill described in the Note were made in accordance with accounting pronouncements and described in this Note relate principally to adjustments to deferred taxes or estimates for income tax contingencies existing at the acquisition date.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of April 30, 2006 and October 31, 2005 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2006:
Trademarks and patents	$17,290	$7,308	$9,982
Non-compete agreements	6,733	3,600	3,133
Customer relationships	18,415	1,631	16,784
Other	9,148	3,071	6,077

Total	$51,586	$15,611	$35,975

October 31, 2005:
Trademarks and patents	$18,510	$7,411	$11,099
Non-compete agreements	9,625	8,978	647
Customer relationships	7,815	1,015	6,800
Other	9,229	2,760	6,469

Total	$45,179	$20,164	$25,015

During the first six months of 2006, there were no acquisitions of other intangible assets. However, intangible assets of $13.6 million relating to the acquisition of industrial packaging companies in North America during 2005 were recorded in connection with the finalization of purchase price allocation relating to the acquisitions as described above. Amortization expense for the six months ended April 30, 2006 was $2.2 million. Amortization expense for the next five years is expected to be $4.1 million in 2006, $3.6 million in 2007, $3.5 million in 2008, $3.5 million in 2009 and $3.4 million in 2010.

NOTE 7 — RESTRUCTURING CHARGES

During the first six months of 2006, the Company recorded restructuring charges of $15.8 million, consisting of $6.8 million in employee separation costs, $5.5 million in asset impairments, $0.3 million of professional fees, and $3.1 million in other restructuring costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; merged operations of eight facilities purchased in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The remaining restructuring charges for the above activities are anticipated to be $10.1 million for the remainder of 2006.

For each business segment, costs incurred in 2006 are as follows (Dollars in thousands):

	Amounts Incurred Current Period	Amounts Incurred Year- to-Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$2,824	$4,869	$8,800
Asset impairments	3,538	4,420	8,000
Professional fees	137	244	500
Other restructuring costs	1,766	2,953	5,200

	8,265	12,486	22,500

Paper, Packaging & Services:
Employee separation costs	1,051	1,914	1,925
Asset impairments	815	1,105	1,125
Professional fees	47	84	90
Other restructuring costs	109	155	160

	2,022	3,258	3,300

Timber:
Employee separation costs	—	9	9
Asset impairments	—	—	—
Professional fees	2	3	3
Other restructuring costs	(2)	(1)	—

	—	11	12

Total	$10,287	$15,755	$25,812

During 2003, the Company began the transformation to the Greif Business System, which continues to generate productivity improvements and achieve permanent cost reductions. As a result, the Company incurred restructuring charges of $146.7 million through 2005 related to the transformation to the Greif Business System. The Company is continuing to evaluate future rationalization options based on the progress of the transformation to the Greif Business System to-date.

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

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2006 (Dollars in thousands):

	Balance at October 31, 2005	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at April 30, 2006
Cash charges:
Employee separation costs	$8,841	$6,792	$(8,775)	$6,858
Other restructuring costs	1,561	3,437	(4,898)	100

	10,402	10,229	(13,673)	6,958
Non-cash charges:
Asset impairments	—	5,526	(5,526)	—

Total	$10,402	$15,755	$(19,199)	$6,958

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by the London branch of a major bank in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. In the first quarter, the Company completed the second phase of its previously reported $90 million sale of timberland, timber and associated assets. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. On April 28, 2006 the Company completed the final phase of this transaction, selling approximately 5,700 acres for $9.7 million in cash resulting in a pretax gain of $9.0 million.

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

Assets of the Buyer SPE at April 30, 2006 and October 31, 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of April 30, 2006 and October 31, 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated statement of operations for the six month period ended April 30, 2006 includes interest expense on STA Timber debt of $1.3 million and interest income on Buyer SPE investments of $1.1 million. No comparable activity is included in interest income or interest expense in the comparable 2005 period.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2006	October 31, 2005
Credit Agreement	$109,240	$85,655
Senior Subordinated Notes	242,098	241,889
Trade accounts receivable credit facility	101,227	95,711
Other long-term debt	6,625	7,145

	$459,190	$430,400

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of April 30, 2006, $109.2 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 4.80 percent and 3.97 percent for the six months ended April 30, 2006 and April 30, 2005, respectively. The interest rate was 5.27 percent at April 30, 2006 and 4.83 percent at October 31, 2005.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At April 30, 2006, the Company was in compliance with these covenants.

Senior Subordinated Notes

The Company has issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, the Company purchased $2.0 million of the Senior Subordinated Notes. At April 30, 2006, the outstanding balances, which included losses on fair value hedges the Company had in place to hedge interest rate risk, were $242.1 million. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The fair value of the Senior Subordinated Notes was approximately $259.5 million and $259.3 million at April 30, 2006 and October 31, 2005, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2006, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Trade Accounts Receivable Credit Facility

The Company entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.36 percent and 4.59 percent interest rate as of April 30, 2006 and October 31, 2005, respectively). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $101.2 million and $95.7 million outstanding under the trade accounts receivable credit facility at April 30, 2006 and October 31, 2005, respectively.

The trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Credit Agreement, and the majority of the lenders consent to a waiver, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $33.1 million and $24.3 million, comprised of $6.6 million and $7.1 million in long-term debt and $26.5 million and $17.2 million in short-term borrowings, at April 30, 2006 and October 31, 2005, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at April 30, 2006 and October 31, 2005 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $476.5 million and $447.8 million as compared to the carrying amounts of $459.2 million and $430.4 million at April 30, 2006 and October 31, 2005, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at April 30, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.56 percent at April 30, 2006) over the life of the contracts. The Company was also party to agreements in which it received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. These agreements were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.8 million and $6.6 million was recorded at April 30, 2006 and October 31, 2005, respectively.

At April 30, 2006, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $11.7 million, representing their fair values, was recorded at April 30, 2006.

At April 30, 2006, the Company had outstanding foreign currency forward contracts in the notional amount of $37.3 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge the Company’s exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $0.9 million recorded in other comprehensive income and $0.3 million recorded in the consolidated statements of income at April 30, 2006. The fair value of similar contracts resulted in a loss of $0.5 million recorded in the consolidated statements of income at April 30, 2005.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through April 30, 2007. The fair value of the energy hedges was an unfavorable position of $0.5 million ($0.3 million net of tax) at April 30, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended April 30, 2006.

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

During the next six months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2006:
Class A Common Stock	32,000,000	21,140,960	11,545,303	9,595,657
Class B Common Stock	17,280,000	17,280,000	11,521,245	5,758,755

October 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,532,356	9,608,604
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355

NOTE 12 — STOCK OPTIONS

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

No stock options were granted during 2006.

In 2005, 109,575 stock options were granted under the 2001 Plan with option prices of $48.13 per share. Under the 2005 Directors Plan, 14,000 options were granted to outside directors in 2005 with option prices of $64.35 per share.

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123(R), with the following assumptions:

2005
Dividend yield	1.14%
Volatility rate	34.00%
Risk-free interest rate	3.88%
Expected option life	6 years

The fair value of shares granted in 2005 was $17.63 per share as of the grant date.

Stock option activity was as follows (Shares in thousands):

	Six months ended April 30, 2006		Year ended October 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	979	$32.48	1,483	$28.24
Granted	—	—	124	$49.97
Forfeited	—	—	35	$26.75
Exercised	73	$31.70	593	$28.83

Ending balance	906	$32.54	979	$30.68

As of April 30, 2006, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$18-$28	396,170	6 years
$28-$38	389,430	4 years
$48-$58	108,825	9 years
$58-$68	12,000	9 years

There are 797,600 options that were exercisable at April 30, 2006 and 870,370 options that were exercisable at October 31, 2005.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
Class A Common Stock	$0.24	$0.16	$0.48	$0.32
Class B Common Stock	$0.36	$0.24	$0.71	$0.47

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
Class A Common Stock:
Basic shares	11,543,093	11,377,891	11,542,626	11,248,592
Assumed conversion of stock options	314,927	435,858	310,017	387,701

Diluted shares	11,858,020	11,813,749	11,852,643	11,636,293

Class B Common Stock:
Basic and diluted shares	11,530,487	11,561,189	11,534,566	11,600,974

There were no stock options and 12,000 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2006, respectively, and no stock options that were antidilutive for the three-month and six-month periods ended April 30, 2005.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
Net income	$28,693	$16,767	$62,045	$31,903
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,847)	(2,716)	(4,903)	7,972
Change in fair value of interest rate derivatives, net of tax	452	1,017	877	2,698
Change in fair value of energy derivatives, net of tax	74	—	(508)	—
Minimum pension liability adjustment, net of tax	—	—	(2)	—

Comprehensive income	$21,372	$15,068	$57,509	$42,573

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
Service cost	$3,629	$3,169	$7,258	$6,334
Interest cost	6,208	6,608	12,417	13,227
Expected return on plan assets	(7,361)	(7,383)	(14,723)	(14,770)
Amortization of prior service cost, initial net asset and net actuarial gain	1,533	1,161	3,066	2,324

	$4,009	$3,555	$8,018	$7,115

The Company made payments of $3.6 million in the first half of 2006. Based on minimum funding requirements, $17.8 million of pension contributions are estimated for the entire 2006 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2006	2005	2006	2005
Service cost	$8	$6	$17	$11
Interest cost	586	784	1,171	1,571
Amortization of net prior service cost and recognized actuarial gain	(163)	(57)	(326)	(116)

	$431	$733	$862	$1,466

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

Operations in the Timber segment involve the management and sale of timber in the southeastern United States (approximately 251,500 acres of land were owned at April 30, 2006) the sale of timber in Canada (approximately 37,000 acres of land were owned at April 30, 2006) and the sale of timberland, certain higher and better use property, surplus property, and development property.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2005 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net sales:
Industrial Packaging & Services	$459,008	$458,404	$888,728	$887,446
Paper, Packaging & Services	156,483	150,034	303,522	298,239
Timber	4,616	4,522	10,173	9,839

Total net sales	$620,107	$612,960	$1,202,423	$1,195,524

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$34,205	$29,411	$58,445	$47,090
Paper, Packaging & Services	14,425	10,372	18,682	19,963
Timber	3,983	2,868	7,346	6,875

Operating profit, before the impact of restructuring charges and timberland gains	52,613	42,651	84,473	73,928

Restructuring charges:
Industrial Packaging & Services	8,265	8,809	12,487	15,607
Paper, Packaging & Services	2,022	1,764	3,258	2,141
Timber	—	48	10	59

Total restructuring charges	10,287	10,621	15,755	17,807

Timberland gains:
Timber	9,238	3,393	40,807	11,465

Total	$51,564	$35,423	$109,525	$67,586

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,143	$16,176	$30,225	$32,312
Paper, Packaging & Services	7,201	8,322	15,210	16,774
Timber	981	694	2,564	1,088

Total depreciation, depletion and amortization expense	$23,325	$25,192	$47,999	$50,174

			April 30, 2006	October 31, 2005
Assets:
Industrial Packaging & Services			$1,150,853	$1,103,648
Paper, Packaging & Services			268,701	278,869
Timber			236,454	194,880

Total segments			1,656,008	1,577,397
Corporate and other			321,676	305,926

Total assets			$1,977,684	$1,883,323

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2006	2005	2006	2005
Net sales:
North America	$366,338	$332,515	$705,479	$649,691
Europe	167,079	191,316	323,108	367,486
Other	86,690	89,129	173,836	178,347

Total net sales	$620,107	$612,960	$1,202,423	$1,195,524

The following table presents total assets by geographic area (Dollars in thousands):

	April 30, 2006	October 31, 2005
Assets:
North America	$1,287,667	$1,243,054
Europe	479,028	426,062
Other	210,989	214,207

	$1,977,684	$1,883,323

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

Presented below are condensed consolidating financial statements of the Parent, the Guarantor Subsidiaries and the non-Guarantor Subsidiaries at April 30, 2006 and October 31, 2005, and for the three-month and six-month periods ended April 30, 2006 and 2005. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Operations

For the three months ended April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,401	$311,106	$281,959	$25,641	$620,107
Cost of products sold	834	256,184	228,005	25,641	510,664

Gross profit	567	54,922	53,954	—	109,443

Selling, general and administrative expenses	380	32,676	29,322	—	62,378
Restructuring charges	(36)	3,173	7,149	1	10,287
Gain on sale of assets	—	13,013	1,773	—	14,786

Operating profit	223	32,086	19,256	(1)	51,564

Interest expense, net	14,468	(5,924)	1,174	75	9,793
Other income (expense), net (1)	3	(5,016)	6,199	(1)	1,185
Equity in earnings of affiliates and minority interests	38,520	—	(898)	(38,520)	(898)

Income before income tax expense and equity in earnings of affiliates and minority interests	24,278	32,994	23,383	(38,597)	42,058

Income tax expense	(4,415)	10,259	7,545	(24)	13,365

Net income (loss)	$28,693	$22,735	$15,838	$(38,573)	$28,693

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Six months ended April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,555	$661,641	$578,130	$(39,903)	$1,202,423
Cost of products sold	1,670	565,149	476,392	(39,903)	1,003,308

Gross profit	885	96,492	101,738	—	199,115

Selling, general and administrative expenses	579	62,773	58,480	—	121,832
Restructuring charges	(36)	5,417	10,373	1	15,755
Gain on sale of assets	—	45,407	2,590	—	47,997

Operating profit	342	73,709	35,475	(1)	109,525

Interest expense, net	14,468	2,244	2,180	75	18,967
Other income (expense), net (1)	7	(8,066)	8,853	(1)	793
Equity in earnings of affiliates and minority interests	71,787	—	(987)	(71,787)	(987)

Income before income tax expense and equity in earnings of affiliates and minority interests	57,668	63,399	41,161	(71,864)	90,364

Income tax expense	(4,377)	19,654	13,066	(24)	28,319

Net income (loss)	$62,045	$43,745	$28,095	$(71,840)	$62,045

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Three months ended April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,326	$328,866	$311,844	$(29,076)	$612,960
Cost of products sold	994	279,135	263,989	(29,076)	515,042

Gross profit	332	49,731	47,855	—	97,918

Selling, general and administrative expenses	304	30,650	25,114	—	56,068
Restructuring charges	—	4,670	5,951	—	10,621
Gain on sale of assets	—	3,029	1,165	—	4,194

Operating profit	28	17,440	17,955	—	35,423

Interest expense, net	—	8,707	1,986	—	10,693
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	4	(3,494)	5,463	—	1,973
Equity in earnings of affiliates and minority interests	16,744	—	(107)	(16,744)	(107)

Income before income tax expense and equity in earnings of affiliates and minority interests	16,776	2,411	21,325	—	23,768

Income tax expense	9	754	6,238	—	7,001

Net income (loss)	$16,767	$1,657	$15,087	$(16,744)	$16,767

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Six months ended April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,592	$646,223	$607,240	$(60,531)	$1,195,524
Cost of products sold	1,929	551,509	515,973	(60,531)	1,008,880

Gross profit	663	94,714	91,267	—	186,644

Selling, general and administrative expenses	605	60,733	54,451	—	115,789
Restructuring charges	—	9,155	8,652	—	17,807
Gain on sale of assets	—	13,453	1,085	—	14,538

Operating profit	58	38,279	29,249	—	67,586

Interest expense, net	—	17,682	3,104	—	20,786
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	6	(6,542)	7,743	—	1,207
Equity in earnings of affiliates and minority interests	31,857	—	(310)	(31,857)	(310)

Income before income tax expense and equity in earnings of affiliates and minority interests	31,921	11,227	33,578	(31,857)	44,869

Income tax expense	18	3,222	9,726	—	12,966

Net income (loss)	$31,903	$8,005	$23,852	$(31,857)	$31,903

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

As of April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$39,033	$112,997	$—	$152,030
Trade accounts receivable	726	8,922,089	231,372	(8,870,691)	283,496
Inventories	329	59,338	111,292	(1)	170,958
Other current assets	2,194	30,078	66,427	—	98,699

	3,249	9,050,538	522,088	(8,870,692)	705,183

Long-term assets
Goodwill and other intangible assets	—	179,815	105,667	(2)	285,480
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,219,082	215,956	8,851	(1,390,406)	53,483

	1,219,082	446,662	114,518	(1,390,408)	389,854

Properties, plants and equipment, net	(638)	659,563	223,721	1	882,647

	$1,221,693	$10,156,763	$860,327	$(10,261,099)	$1,977,684

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$206	$8,529,772	$620,262	$(8,924,817)	$225,423
Short-term borrowings	—	—	26,459	—	26,459
Other current liabilities	4,553	25,644	46,180	54,124	130,501

	4,759	8,555,416	692,901	(8,870,693)	382,383

Long-term liabilities
Long-term debt	444,841	—	14,349	—	459,190
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	110	284,033	32,708	—	316,851

	444,951	327,283	47,057	—	819,291

Minority interest	—	—	4,027	—	4,027

Shareholders’ equity	771,983	1,274,064	116,342	(1,390,406)	771,983

	$1,221,693	$10,156,763	$860,327	$(10,261,099)	$1,977,684

Condensed Consolidating Balance Sheets

As of October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$29,513	$92,898	$—	$122,411
Trade accounts receivable	718	140,050	117,868	—	258,636
Inventories	284	54,803	115,446	—	170,533
Other current assets	1,381	24,748	48,243	—	74,372

	2,383	249,114	374,455	—	625,952

Long-term assets
Goodwill and other intangible assets	—	178,782	109,936	—	288,718
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,146,989	618,851	9,399	(1,719,533)	55,706

	1,146,989	848,524	119,335	(1,719,533)	395,315

Properties, plants and equipment, net	—	586,813	275,243	—	862,056

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127	$101,755	$132,790	$—	$234,672
Short-term borrowings	—	747	16,426	—	17,173
Other current liabilities	1,620	37,694	91,825	—	131,139

	1,747	140,196	241,041	—	382,984

Long-term liabilities
Long-term debt	416,409	—	13,991	—	430,400
Liabilities held by special purpose entities (Note 8)		43,250	—	—	43,250
Other long-term liabilities	328	250,981	42,796	—	294,105

	416,737	294,231	56,787	—	767,755

Minority interest	—	—	1,696	—	1,696

Shareholders’ equity	730,888	1,250,024	469,509	(1,719,533)	730,888

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

Condensed Consolidating Statements of Cash Flows

For the six months ended April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,310)	$29,687	$23,117	$—	$48,494

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(68,324)	(13,846)	—	(82,170)
Proceeds from the sale of properties, plants and equipment	—	48,157	4,125	—	52,282

Net cash used in investing activities	—	(20,167)	(9,721)	—	(29,888)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	480,544	—	—	—	480,544
Payments on long-term debt	(458,685)	—	—	—	(458,685)
Proceeds on short-term borrowings	—	—	11,141	—	11,141
Other, net	(17,549)	—	—	—	(17,549)

Net cash provided by financing activities	4,310	—	11,141	—	15,451

Effects of exchange rates on cash	—	—	(4,438)	—	(4,438)

Net increase in cash and cash equivalents	—	9,520	20,099	—	29,619
Cash and cash equivalents at beginning of period	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$39,033	$112,997	$—	$152,030

Condensed Consolidating Statements of Cash Flows

For the six months ended April 30, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(11,644)	$3,893	$4,475	$—	$(3,276)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(8,857)	(17,343)	—	(26,200)
Proceeds on disposals of properties, plants and equipment	—	16,620	1,067	—	17,687

Net cash provided by (used in) investing activities	—	7,763	(16,276)	—	(8,513)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	965,480	—	—	—	965,480
Payments on long-term debt	(954,263)	—	—	—	(954,263)
Proceeds on short-term borrowings	—	—	12,880	—	12,880
Other, net	427	—	—	—	427

Net cash provided by financing activities	11,644	—	12,880	—	24,524

Effects of exchange rates on cash	—	—	1,185	—	1,185

Net increase in cash and cash equivalents	—	11,656	2,264	—	13,920
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$25,440	$26,589	$—	$52,029

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2006 and October 31, 2005, and for the consolidated statements of income for the three-month and six-month periods ended April 30, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements which appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the “2005 Form 10-K”). Readers are encouraged to review the entire 2005 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2006 or 2005, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2005 Form 10-K, which information is incorporated in this Form 10-Q by reference, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of April 30, 2006, we owned approximately 251,500 acres of timberland in the southeastern United States, which is actively managed, and approximately 37,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, a transformation to what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have begun implementing a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in the 2005 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 251,500 acres at April 30, 2006, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 37,000 acres at April 30, 2006, did not have any depletion expense since it is not actively managed at this time.

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

Pension and Postretirement Benefits. Pension and postretirement benefit expenses are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 16 to the Notes to Consolidated Financial Statement included in this Form 10-Q. The results would be different using other assumptions.

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

Our reserves for environmental liabilities at April 30, 2006 amounted to $8.9 million, which included a reserve of $4.0 million related to our facility in Lier, Belgium and $4.9 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.9 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were $0.5 million and insignificant for the six months ending April 30, 2006 and 2005, respectively. Environmental cash expenditures were insignificant in the six months ended April 30, 2006 and $0.5 million in the six months ended April 30, 2005.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2006. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.2 million and 4.0 million of estimated costs related to outstanding claims at April 30, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $13.4 million and $12.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at April 30, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A - Risk Factors, of the 2005 Form 10-K, and updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2006 and 2005. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit, before the impact of restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable). Operating profit, before the impact of restructuring charges and timberland gains, is equal to the operating profit plus restructuring charges less timberland gains. We use operating profit, before the impact of restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance than the corresponding GAAP financial measure because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

Second Quarter Results

Overview

Net sales were $620.1 million in the second quarter of 2006 compared to $613.0 million in the second quarter of 2005. The $7.1 million increase was primarily due to the Paper, Packaging & Services segment. Net sales increased 3 percent, after excluding the impact of foreign currency translation, for the second quarter of 2006 from the same quarter last year. This increase is primarily due to generally higher sales volumes in all three of our business segments. Net sales changes for each of our business segments are discussed in more detail below. We previously announced and implemented price increases since the first quarter of 2006 for certain of our products due to higher raw material costs.

Operating profit was $51.6 million in the second quarter of 2006 compared to $35.4 million in the second quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $52.6 million in the second quarter of 2006 compared to $42.7 million in the second quarter of 2005. The $10.0 million increase was due to the Industrial Packaging & Services segment ($4.8 million), the Paper, Packaging & Services segment ($4.1 million) and the Timber segment ($1.1 million). There were $10.3 million and $10.6 million of restructuring charges and $9.2 million and $3.4 million of timberland gains during the second quarter of 2006 and 2005, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended April 30,	2006	2005
Net sales:
Industrial Packaging & Services	$459,008	$458,404
Paper, Packaging & Services	156,483	150,034
Timber	4,616	4,522

Total net sales	$620,107	$612,960

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$34,205	$29,411
Paper, Packaging & Services	14,425	10,372
Timber	3,983	2,868

Total operating profit, before restructuring charges and timberland gains	52,613	42,651

Restructuring charges:
Industrial Packaging & Services	8,265	8,809
Paper, Packaging & Services	2,022	1,764
Timber	—	48

Total restructuring charges	10,287	10,621

Timberland gains:
Timber	9,238	3,393

Operating profit:
Industrial Packaging & Services	25,940	20,602
Paper, Packaging & Services	12,403	8,608
Timber	13,221	6,213

Total operating profit	$51,564	$35,423

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales were $459.0 million in the second quarter of 2006 compared to $458.4 million in the second quarter of 2005. Net sales increased 2 percent, after excluding the impact of foreign currency translation, for the second quarter of 2006 from the same quarter last year. The improvement in net sales was primarily due to organic growth in steel drums and increased volume in fibre and plastic drums, which benefited from two tuck-in acquisitions in the fourth quarter of 2005. This improvement was partially offset by lower steel drum selling prices resulting from lower steel costs on a year-over-year comparison.

The Industrial Packaging & Services segment’s gross profit margin improved to 17.6 percent in the second quarter of 2006 from 15.6 percent in the second quarter of 2005. This improvement was due to lower raw material costs, primarily steel, and the Greif Business System compared to the same period last year.

Operating profit was $25.9 million in the second quarter of 2006 compared with $20.6 million in the second quarter of 2005. Operating profit, before the impact of restructuring charges, increased to $34.2 million in the second quarter of 2006 from $29.4 million in the second quarter of 2005. Restructuring charges were $8.3 million in the second quarter of 2006 compared with $8.8 million in the second quarter of 2005.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers (“OCC”);

•	Energy and transportation costs;

•	Benefits from the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $156.5 million in the second quarter of 2006 compared to $150.0 million in the second quarter of 2005, an increase of 4.3 percent. The increase in net sales was primarily due to improved sales volumes of containerboard and corrugated sheets and higher containerboard selling prices.

The Paper, Packaging & Services segment’s gross profit margin improved to 16.5 percent in the second quarter of 2006 from 15.7 percent in the second quarter of 2005. This improvement was due to improved sales volumes and increasing sales prices.

Operating profit was $12.4 million in the second quarter of 2006 compared to $8.6 million in the second quarter of 2005. Operating profit, before the impact of restructuring charges, was $14.4 million in the second quarter of 2006 compared to $10.4 million in the second quarter of 2005. Restructuring charges were $2.0 million in the second quarter of 2006 compared to $1.8 million in the second quarter of 2005. The increase in operating profit was primarily due to the improvement in net sales, lower OCC costs and gain on sale of a warehouse ($2.0 million), partially offset by higher energy and transportation costs ($5.3 million) as compared to the second quarter of 2005.

Timber

The Timber segment consists of approximately 251,500 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada, which are harvested. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains on sale of timberland; and

•	Gains on sale of special use land (surplus, HBU, and development properties).

In this segment, net sales were $4.6 million in the second quarter of 2006 compared to $4.5 million in the second quarter of 2005. Operating profit was $13.2 million in the second quarter of 2006 compared to $6.2 million in the second quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $4.0 million (including $1.4 million resulting from the sale of surplus as well as HBU properties) in the second quarter of 2006 compared to $2.9 million in the second quarter of 2005. Restructuring charges were insignificant in both periods and timberland gains were $9.2 million in the second quarter of 2006 and $3.4 million in the second quarter of 2005.

We also completed the final phase of our previously reported $90 million sale of timberland, timber and associated assets in the second quarter of 2006. In this phase, we sold 5,700 acres of timberland holdings in Florida for $9.7 million, resulting in a gain of $9.0 million.

In order to maximize the value of our timber properties, we have been reviewing our current portfolio and exploring the development of certain of these properties in Canada and the United States. This process has led us to characterize our properties as follows:

•	Surplus, meaning land that cannot be efficiently or effectively managed, whether due to parcel size, lack of productivity, location, access limitations, or for other reasons.

•	Higher and better use or HBU, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development, meaning HBU land that with additional investment may have a significantly higher market value than its HBU market value.

•	Timberland, meaning land that is best suited for growing and selling timber.

We intend to report the sale of surplus and HBU land in our consolidated statement of income under “gain on sale of assets” and to report the sale of development land under “net sales” and “cost of products sold.” All HBU and development land (sometimes referred to as “higher value”), together with surplus land, will continue to be used by us to productively grow and sell timber until sold.

Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as: proximity to population centers; anticipated population growth in the area; the topography of the land; aesthetic considerations, including access to lakes or rivers; the condition of the surrounding land; availability of utilities; markets for timber; and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.

As of April 30, 2006, we have initially identified approximately eight to ten percent of our acreage in Canada and the United States as having a higher value for sale or development in the next five to seven years. We recently completed the development of a seven-acre tract in the Province of Ontario, Canada, with sales anticipated in the third and fourth quarters of 2006. The development activities generally consist of surveying, obtaining government approvals, subdivision of the land and infrastructure improvements, such as roads and utilities. It should be noted that approximately ten percent of the higher value acreage in Canada is located in the Province of Quebec in an area that the Quebec government has, as of April 2006, reserved for acquisition as part of a national park. Accordingly, we are currently prohibited from making improvements thereon and anticipate negotiating the sale of those lands to the Quebec government in the next two years.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 82.4 percent for the second quarter of 2006 compared to 84.0 percent for the second quarter of 2005. The gross profit margin benefited from positive contributions due to the Greif Business System and generally lower raw material costs compared to the same quarter of 2005. These benefits were partially offset by higher energy and transportation costs compared to the second quarter of 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $62.4 million, or 10.1 percent of net sales, in the second quarter of 2006 compared to $56.1 million, or 9.1 percent of net sales, in the second quarter of 2005. The increase was primarily due to higher accruals for performance-based incentive plans resulting from improvements in our current and planned results.

Restructuring Charges

During the second quarter of 2006, we recorded restructuring charges of $10.3 million, consisting of $3.9 million in employee separation costs, $4.3 million in asset impairments, $0.2 million of professional fees, and $1.9 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; merging operations of eight facilities purchased in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain administrative positions. The remaining restructuring charges for the above activities are anticipated to be $10.1 million for the remainder of 2006.

During the second quarter of 2005, we recorded restructuring charges of $10.7 million, consisting of $3.8 million in employee separation costs, $3.9 million of restructuring costs related to the impairment of two facilities that were closed during previous restructuring programs, $1.2 million in professional fees directly related to the transformation initiatives and $1.8 million in other restructuring costs.

Gain on Sale of Assets

Gain on sale of assets increased to $14.8 million in the second quarter of 2006 as compared to $4.2 million in the second quarter of 2005. This increase was primarily due to $5.8 million higher gains on sale of timber properties and the sale of two held for sale properties in the current quarter.

Interest Expense, Net

Interest expense, net was $9.8 million and $10.3 million for the second quarter of 2006 and 2005, respectively. This decrease was primarily due to lower average debt outstanding during the second quarter of 2006 compared to the second quarter of 2005.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income (Expense), Net

Other income, net, decreased $1.2 million in the second quarter of 2006 as compared to the second quarter of 2005 primarily due to a higher provision for minority interests.

Income Tax Expense

The effective tax rate was 31.8 percent and 29.5 percent in the second quarter of 2006 and 2005, respectively. The higher effective tax rate resulted from a change in the mix of income outside the United States, including the impact of a large timberland gain in the United States, during the second quarter of 2006.

Net Income

Based on the foregoing, our net income was $28.7 million for the second quarter of 2006 compared to $16.8 million in the same period last year.

Year-to-Date Results

Overview

Net sales were $1.2 billion for the first half of 2006 compared to $1.2 billion for the first half of 2005. Net sales increased 3 percent, after the impact of foreign currency translation. The net sales change was attributable to the Paper, Packaging & Services segment ($5.3 million increase), Industrial Packaging & Services segment ($1.3 million increase), and the Timber segment ($0.3 million increase).

Operating profit was $109.5 million for the first half of 2006 compared with $67.6 million for the same period last year. Operating profit, before the impact of restructuring charges and timberland gains, increased 14 percent to $84.5 million for the first half of 2006 compared to $73.9 million for the first half of 2005. This increase was primarily attributable to the Industrial Packaging & Services segment ($11.4 million increase) and by the Timber segment ($0.5 million increase), partially offset by the Paper, Packaging & Services segment ($1.3 million decrease). There were $15.8 million and $17.8 million of restructuring charges and $40.8 million and $11.5 million of timberland gains during the first half of 2006 and 2005, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the six months ended April 30,	2006	2005
Net sales:
Industrial Packaging & Services	$888,728	$887,446
Paper, Packaging & Services	303,522	298,239
Timber	10,173	9,839

Total net sales	$1,202,423	$1,195,524

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$58,445	$47,090
Paper, Packaging & Services	18,682	19,963
Timber	7,346	6,875

Total operating profit, before restructuring charges and timberland gains	84,473	73,928

Restructuring charges:
Industrial Packaging & Services	12,487	15,607
Paper, Packaging & Services	3,258	2,141
Timber	10	59

Total restructuring charges	15,755	17,807

Timberland gains:
Timber	40,807	11,465

Operating profit:
Industrial Packaging & Services	45,958	31,483
Paper, Packaging & Services	15,424	17,822
Timber	48,143	18,281

Total operating profit	$109,525	$67,586

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first half of 2006 compared to the first half of 2005 in the Industrial Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales were $888.7 million for the first half of 2006 compared to $887.4 million for the same period last year, an increase of 3 percent, excluding the impact of foreign currency translation. The improvement in net sales was primarily due to increased volume in fibre and plastic drums, which benefited from two tuck-in acquisitions in the fourth quarter of 2005, partially offset by lower steel drum selling prices resulting from lower steel costs on a year-over-year comparison.

The Industrial Packaging & Services segment’s gross profit margin improved to 16.9% for the first half of 2006 from 15.0% in the first half of 2005. This improvement was due to lower raw material costs, primarily steel, and the Greif Business Systems compared to the same period last year.

Operating profit was $46.0 million for the first half of 2006 compared with $31.5 million for the first half of 2005. Operating profit, before the impact of restructuring charges, rose to $58.4 million for the first half of 2006 from $47.1 million for the same period a year ago. Restructuring charges were $12.5 million for the first half of 2006 compared with $15.6 million a year ago. The Industrial Packaging & Services segment’s gross profit was 16.3 percent and 15.0 percent in the first half of 2006 and 2005, respectively. The improvement is due to generally lower raw material costs and operational efficiencies achieved under the Greif Business System, partially offset by higher energy and transportation costs.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first half of 2006 compared to the first half of 2005 in the Paper, Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily OCC;

•	Benefits from the Greif Business System; and

•	Restructuring charges;

In this segment, net sales were $303.5 million for the first half of 2006 compared to $298.2 million for the same period last year, an increase of 2 percent. The increase in net sales was due to improved selling prices for this segment’s products. Sales volumes for containerboard and corrugated sheets were up, while corrugated containers were down versus the same period last year.

The Paper, Packaging & Services segment’s gross profit margin decrease to 14.0 percent during the first half of 2006, compared to 15.5 percent for the same period last year. This change was due to containerboard price trends, in 2005 these prices were trending down, and in 2006 prices are trending up and have not made it to an equilibrium.

Operating profit was $15.4 million for the first half of 2006 compared with $17.8 million for the first half of 2005. Operating profit, before the impact of restructuring charges, was $18.7 million for the first half of 2006 compared with $20.0 million the prior year. Restructuring charges were $3.3 million for the first half of 2006 versus $2.1 million a year ago. The decrease in operating profit, before the impact of restructuring charges, was primarily due to lower containerboard prices in the first quarter 2006 compared to the first quarter 2005, as well as, higher transportation and energy costs partially offset by lower OCC cost.

Timber

As of April 30, 2006, we owned approximately 251,500 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada, which are harvested. The key factors influencing profitability in the first half of 2006 compared to the first half of 2005 in the Timber segment were:

•	Planned level of timber sales;

•	Gains on sale of timberland; and

•	Gains on sale of special use land (surplus, HBU, and development properties).

In this segment, net sales were $10.2 million for the first half of 2006 compared to $9.8 million for the first half of 2005. Operating profit was $48.1 million for the first half of 2006 compared with $18.3 million for the first half of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $7.3 million for the first half of 2006 compared to $6.9 million a year ago. Restructuring charges were insignificant for the first half in both years. Timberland gains were $40.8 million for the first half of 2006 and $11.5 million for the same period last year.

We completed the second and final phases of our previously reported $90 million sales of timber, timberland and associated assets in the first half of 2006. In these phases, we sold 21,000 acres of timberland holdings in Florida for $39.0 million, resulting in a gain of $36.4 million.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 83.4 percent for the first half of 2006 from 84.4 percent for the first half of 2005. The principal factors impacting this decrease were generally lower raw material costs partially offset by higher energy and transportation costs compared to the first half of 2005.

Selling, General and Administrative Expenses

SG&A expenses were $121.8 million, or 10.1 percent of net sales, for the first half of 2006 compared to $115.8 million, or 9.7 percent of net sales, for the same period a year ago. The increase was primarily due to higher accruals for performance-based incentive plans resulting from improvements in our current and planned results.

Restructuring Charges

During the first half of 2006, we recorded restructuring charges of $15.8 million, consisting of $6.8 million in employee separation costs, $5.5 million in asset impairments, $0.3 million of professional fees, and $3.1 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; merging operations of eight facilities purchased in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain administrative positions.

During the first half of 2005, we recorded restructuring charges of $14.0 million, consisting of $7.0 million of in employee separation costs, $0.1 million in asset impairments, $2.3 million in professional fees directly related to the transformation initiatives and $4.6 million in other restructuring costs.

Gain on Sale of Assets

Gain on sale of assets increased to $48.0 million in the first half of 2006 as compared to $14.5 million in the first half of 2005. This increase primarily resulted from $36.4 million of gains from the sale of the second and final phases of the Florida timber properties, which began in the third quarter of 2005.

Interest Expense, Net

Interest expense, net declined to $19.0 million for the first half of 2006 from $20.0 million for the same period last year. Lower average debt outstanding was partially offset by higher interest rates during the first half of 2006 compared to the same period last year.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income (Expense), Net

Other expense, net, was $0.2 million in the first half of 2006 compared to other income, net, of $0.1 million in the first half of 2005.

Income Tax Expense

The effective tax rate was 31.3% and 28.9% in the first half of 2006 and 2005, respectively, resulting in an income tax expense of $28.3 million for the first half of 2006 and an income tax expense of $13.0 million for the first half of 2005. The higher effective tax rate resulted from a change in the mix of income outside the United States, including the impact of two large timberland gains in the United States, during the first half of 2006.

Net Income

Based on the foregoing, our net income was $62.0 million for the first half of 2006 compared to net income of $31.9 million in the same period last year.

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

Capital Expenditures

During the first half of 2006, we invested $45.5 million in capital expenditures, excluding timberland purchases of $36.7 million, compared with capital expenditures of $24.9 million, excluding timberland purchases of $1.3 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $75 million in 2006, which would be approximately $25 million below our anticipated annual depreciation expense of approximately $100 million.

Balance Sheet Changes

Trade accounts receivable, less allowance, increased by $24.9 million, primarily due to higher sales in the second quarter of 2006 as compared to the fourth quarter of 2005 and also the impact of foreign currency translation.

The $30.4 million increase in prepaid expenses and other current assets is primarily due to prepaid taxes, insurance claims receivable from a closure facility fire and other receivables.

Goodwill decreased $14.2 million, primarily due to reclassification of $13.6 million related to the recording of intangible assets related to two separate acquisitions of industrial packaging companies in October 2005, which were originally recorded in goodwill pending the completion of our valuation and $1.1 million represents the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001.

Properties, plants and equipment, net, increased $20.6 million primarily due to the December 2005 purchase of timberland in Alabama for $35.5 million and $45.5 million in capital expenditures, partially offset by depreciation and depletion expense of $45.8 million.

The $9.2 million decrease in accounts payable was primarily due to generally lower cost of raw materials in the second quarter of 2006 compared to the fourth quarter of 2005 and the timing of payments made to our suppliers, partially offset by the impact of foreign currency translation.

Long-term debt increased $28.8 million primarily due to the increase in cash and cash equivalents.

The deferred tax liability increased by $11.8 million primarily due to the second and final phases of the Florida timberland transaction during the first half of 2006.

Other long-term liabilities increased $9.6 million primarily due to increases in a swap liability related to hedging our net investment in our European subsidiaries.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $109.2 million and $85.7 million outstanding under the Credit Agreement at April 30, 2006 and October 31, 2005, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-

recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. As of April 30, 2006, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

We have issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, we purchased $2.0 million of the Senior Subordinated Notes. As of April 30, 2006 and October 31, 2005, the outstanding balances, which included losses on fair value hedges we had in place to hedge interest rate risk, were $242.1 million and $241.9 million, respectively, under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2006, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

We entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $101.2 million and $95.7 million outstanding under the trade accounts receivable credit facility at April 30, 2006 and October 31, 2005, respectively.

The trade accounts receivable credit facility provides that in the event we breach any of our financial covenants under the Credit Agreement, and the majority of the lenders consent to a waiver, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then we must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Sale of European Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €90.0 million ($113.1 million) at April 30, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At April 30, 2006, €57.6 million ($72.4 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.5 million ($0.6 million) and €0.3 million ($0.4 million) for the three months ended April 30, of 2006 and 2005, respectively. Expenses associated with the RPA and Italian RPA totaled €0.9 million ($1.1 million) and €0.6 million ($0.8 million) for the six months ended April 30, 2006 and 2005, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS

In connection with one of our 2005 timberland transactions with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by the London branch of a major bank, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of April 30, 2006, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$642.8	$32.2	$306.1	$43.0	$261.5
Short-term borrowings	26.5	26.5	—	—	—
Non-cancelable operating leases	42.9	6.9	26.0	6.9	3.1
Timber note securitized	45.5	0.1	0.3	.2	44.9

Total contractual cash obligations	$757.7	$65.7	$332.4	$50.1	$309.5

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first half of 2006, we repurchased 73,800 shares of Class A Common Stock and 17,400 shares of Class B Common Stock. As of April 30, 2006, we had repurchased 1,068,424 shares, including 650,276 shares of Class A Common Stock and 418,148 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through April 30, 2006 was approximately $40.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in our Form 10-K for the year ended October 31, 2005, except as follows:

We had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at April 30, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pays interest at a fixed rate over the life of the contracts. We were also party to agreements in which we receive interest semi-annually from the counterparties equal to a fixed rate and pays interest based on LIBOR plus a margin that were terminated during the first quarter of 2006. In conjunction with this termination, we paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.8 million and $6.6 million was recorded at April 30, 2006 and October 31, 2005, respectively.

At April 30, 2006, we had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, we receive interest semi-annually from the counterparties equal to a fixed rate on $248.0 million and pays interest at a fixed rate on €206.7 million. Upon maturity of these swaps, August 1, 2007, we will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $11.7 million, representing their fair values, was recorded at April 30, 2006.

At April 30, 2006, we had outstanding foreign currency forward contracts in the notional amount of $37.3 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge our exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $0.9 million recorded in other comprehensive income and $0.3 million recorded in the consolidated statements of income of April 30, 2006. The fair value of similar contracts resulted in a loss of $0.5 million recorded in the consolidated statements of income at April 30, 2005.

We are a purchaser of commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. We do does not currently engage in material hedging of commodities, other than energy, because there is usually a high correlation between the commodity cost and the ultimate selling price of our products.

ITEM 4. CONTROLS AND PROCEDURES

With the participation of our principal executive officer and principal financial officer, Greif’s management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Our disclosure controls and procedures are effective.

There has been no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	50,000	$64.01	50,000	972,776
February 2006	—	—	—	972,776
March 2006	23,800	$61.28	23,800	933,076
April 2006	—	—	—	931,576

Total	73,800		73,800

Issuer Purchases of Class B Common Stock
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	—	—	—	972,776
February 2006	—	—	—	972,776
March 2006	15,900	$61.68	15,900	933,076
April 2006	1,500	$62.15	1,500	931,576

Total	17,400		17,400

(1)	The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2006, the maximum number of shares that may yet be purchased is 931,576, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit
10.1	Greif, Inc. Amended and Restated Long-Term Incentive Plan.

10.2	Greif, Inc. Amended and Restated Directors Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 7, 2006	/s/ Donald S. Huml
Donald S. Huml, Executive Vice
President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended April 30, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Greif, Inc. Amended and Restated Long-Term Incentive Plan.

10.2	Greif, Inc. Amended and Restated Directors Deferred Compensation Plan.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.