Form 10-Q
period 2006-07-31
GREIF INC
filed 2006-09-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2006 was as follows:

Class A Common Stock    11,589,883 shares

Class B Common Stock    11,521,245 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net sales	$690,475	$609,046	$1,892,898	$1,804,570
Cost of products sold	553,732	515,575	1,557,040	1,524,455

Gross profit	136,743	93,471	335,858	280,115

Selling, general and administrative expenses	70,348	52,224	192,180	168,013
Restructuring charges	7,087	5,296	22,842	23,103
Gain on sale of timberland	364	43,704	41,171	55,169
Gain on disposals of properties, plants and equipment, net	8,809	2,875	15,999	5,948

Operating profit	68,481	82,530	178,006	150,116

Interest expense, net	8,071	9,361	27,038	29,315
Debt extinguishment charge	—	—	—	2,828
Other income (expense), net	(4,254)	1,887	(4,448)	1,952

Income before income tax expense	56,156	75,056	146,520	119,925

Income tax expense	17,820	24,344	46,139	37,310

Net income	$38,336	$50,712	$100,381	$82,615

Basic earnings per share:
Class A Common Stock	$1.33	$1.76	$3.48	$2.88
Class B Common Stock	$1.99	$2.63	$5.22	$4.31

Diluted earnings per share:
Class A Common Stock	$1.30	$1.71	$3.42	$2.81
Class B Common Stock	$1.99	$2.63	$5.22	$4.31

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	July 31, 2006	October 31, 2005
	(Unaudited)
Current assets
Cash and cash equivalents	$167,651	$122,411
Trade accounts receivable, less allowance of $8,951 in 2006 and $8,475 in 2005	301,635	258,636
Inventories	180,252	170,533
Net assets held for sale	5,961	8,410
Deferred tax assets	9,241	10,088
Other receivables, less allowance of $1,112 in 2006 and $977 in 2005	36,572	26,619
Prepaid expenses and other current assets	43,843	29,255

	745,155	625,952

Long-term assets
Goodwill, net of amortization	256,828	263,703
Other intangible assets, net of amortization	34,701	25,015
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	52,791	55,706

	395,211	395,315

Properties, plants and equipment
Timber properties, net of depletion	175,078	139,372
Land	86,011	75,464
Buildings	315,438	317,791
Machinery and equipment	897,255	852,926
Capital projects in progress	50,937	38,208

	1,524,719	1,423,761
Accumulated depreciation	(639,012)	(561,705)

	885,707	862,056

	$2,026,073	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2006	October 31, 2005
	(Unaudited)
Current liabilities
Accounts payable	$271,724	$234,672
Accrued payrolls and employee benefits	51,048	45,252
Restructuring reserves	7,761	10,402
Short-term borrowings	21,992	17,173
Other current liabilities	95,050	75,485

	447,575	382,984

Long-term liabilities
Long-term debt	419,984	430,400
Deferred tax liability	151,984	133,837
Pension liability	43,896	45,544
Postretirement benefit liability	49,723	47,827
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	73,050	66,897

	781,887	767,755

Minority interest	4,670	1,696

Shareholders’ equity
Common stock, without par value	53,155	49,251
Treasury stock, at cost	(81,373)	(75,956)
Retained earnings	869,936	793,669
Accumulated other comprehensive income (loss):
- foreign currency translation	(5,858)	9,117
- interest rate derivatives	(1,535)	(2,738)
- energy derivatives	73	—
- minimum pension liability	(42,457)	(42,455)

	791,941	730,888

	$2,026,073	$1,883,323

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2006	2005
Cash flows from operating activities:
Net income	$100,381	$82,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	68,621	74,576
Asset impairments	6,245	4,110
Deferred income taxes	19,315	8,673
Gain on disposals of properties, plants and equipment, net	(15,999)	(5,948)
Gain on sales of timberland (Note 8)	(41,171)	(55,169)
Gain on insurance settlement	(1,526)	—
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(45,989)	29,489
Inventories	(10,777)	(16,893)
Prepaid expenses and other current assets	(26,363)	(13,839)
Other long-term assets	(1,499)	13,834
Accounts payable	49,014	(43,136)
Accrued payroll and employee benefits	6,431	(8,653)
Restructuring reserves	(2,372)	(6,369)
Other current liabilities	429	2,931
Postretirement benefit liability	(327)	1,555
Other, including long-term liabilities	37,954	1,301

Net cash provided by operating activities	142,367	69,074

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(3,109)	(4,889)
Purchases of properties, plants, equipment and other assets	(107,884)	(59,184)
Proceeds from the sale of properties, plants, equipment and other assets	60,218	23,789
Proceeds from insurance settlement for properties, plants, and equipment	2,562	—

Net cash used in investing activities	(48,213)	(40,284)

Cash flows from financing activities:
Payments on long-term debt	(607,359)	(1,188,107)
Proceeds from issuance of long-term debt	586,804	1,135,393
Proceeds (payments) on short-term borrowings, net	4,736	14,628
Dividends paid	(24,114)	(15,977)
Acquisitions of treasury stock	(5,833)	(8,105)
Exercise of stock options	3,476	21,573
Proceed from timber notes securitized (Note 8)	—	43,250

Net cash provided by (used in) financing activities	(42,290)	2,655

Effects of exchange rates on cash	(6,624)	1,256

Net increase in cash and cash equivalents	45,240	32,701
Cash and cash equivalents at beginning of period	122,411	38,109

Cash and cash equivalents at end of period	$167,651	$70,810

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2006

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2006 and October 31, 2005 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2006 and 2005 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2005 (the “2005 Form 10-K”).

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

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements as of and for the first nine months of 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for the first nine months of 2006 was $0.7 million.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statement of income for the first nine months of 2005. If compensation cost had been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	Three months end July 31, 2005	Nine months ended July 31, 2005
Net income as reported	$50,712	$82,615
Deduct total stock option expense determined under fair value method, net of tax	158	560

Pro forma net income	$50,554	$82,055

Earnings per share:

Class A Common Stock:
Basic – as reported	$1.76	$2.88
Basic – pro forma	$1.75	$2.86
Diluted – as reported	$1.71	$2.81
Diluted – pro forma	$1.70	$2.79

Class B Common Stock
Basic – as reported	$2.63	$4.31
Basic – pro forma	$2.63	$4.28
Diluted – as reported	$2.63	$4.31
Diluted – pro forma	$2.63	$4.28

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first nine months of 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2006. For any options granted subsequent to October 31, 2005, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company used the straight-line single option method of expensing stock options for pro forma disclosure purposes prior to 2006 and has and will continue to utilize this method to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

To calculate option-based compensation under SFAS No. 123(R), the Company used the Black-Scholes option-pricing model, which it had previously used for valuation of option-based awards for its pro forma information required under SFAS No. 123 for periods prior to 2006. The Company’s determination of the fair value of option-based awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

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

FIN No. 47 , “Accounting for Conditional Asset Retirement Obligations,” was issued by the FASB in March 2005. FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (2006 for the Company). The Company does not expect the adoption of this interpretation to have a material impact on consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of November 1, 2007, as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN No. 48 will have on the Company’s financial position and results of operations.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €90 million ($114.5 million) at July 31, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At July 31, 2006, €63.0 million ($80.1 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.4 million ($0.6 million) and €0.2 million ($0.3 million) for the three months ended July 31, 2006 and 2005, respectively. Expenses associated with the RPA and Italian RPA totaled €1.3 million ($1.7 million) and €0.8 million ($1.0 million) for the nine months ended July 31, 2006 and 2005, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 – INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2006	October 31, 2005
Finished goods	$53,494	$57,924
Raw materials and work-in-process	162,995	143,168

	216,489	201,092
Reduction to state inventories on last-in, first-out basis	(36,237)	(30,559)

	$180,252	$170,533

NOTE 5 – NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of July 31, 2006, there were four facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no indicators of impairment exist at this time.

Changes to the carrying amount of goodwill for the nine-month period ended July 31, 2006 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2005	$230,875	$32,828	$263,703
Goodwill reclassifications	(8,123)	—	(8,123)
Goodwill adjustments	2,580	—	2,580
Currency translation	(1,332)	—	(1,332)

Balance at July 31, 2006	$224,000	$32,828	$256,828

The goodwill reclassifications of $8.1 million primarily represent the recording of other intangible assets of $13.4 million related to two separate acquisitions of industrial packaging companies in October 2005 and the recording of $4.2 million in additional goodwill for a purchase price adjustment for property, plant and equipment for these acquisitions, which were originally recorded in goodwill and property, plant and equipment, respectively, pending completion of the Company’s valuation.

The goodwill adjustment of $2.6 million represents recording of $3.6 million for restructuring of the acquired industrial packaging companies referred above offset by a $1.1 million reduction in goodwill for the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001. The adjustments to goodwill described above were made in accordance with SFAS 141, “Business Combinations” and applicable accounting pronouncements pertaining to adjustments to deferred taxes existing at the business combination.

All other intangible assets for the periods presented, except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of July 31, 2006 and October 31, 2005 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2006:
Trademarks and patents	$17,290	$7,650	$9,640
Non-compete agreements	4,833	3,715	1,118
Customer relationships	20,015	2,010	18,005
Other	9,165	3,227	5,938

Total	$51,303	$16,602	$34,701

October 31, 2005:
Trademarks and patents	$18,510	$7,411	$11,099
Non-compete agreements	9,625	8,978	647
Customer relationships	7,815	1,015	6,800
Other	9,229	2,760	6,469

Total	$45,179	$20,164	$25,015

During the first nine months of 2006, there were no acquisitions of other intangible assets. However, intangible assets of $13.4 million relating to the acquisition of industrial packaging companies in North America during 2005 were recorded in connection with the finalization of the purchase price allocation. Amortization expense for the nine months ended July 31, 2006 was $3.3 million. Amortization expense for the next five years is expected to be $4.1 million in 2006, $3.6 million in 2007, $3.5 million in 2008, $3.5 million in 2009 and $3.4 million in 2010.

NOTE 7 — RESTRUCTURING CHARGES

During the first nine months of 2006, the Company recorded restructuring charges of $22.8 million, consisting of $11.1 million in employee separation costs, $6.2 million in asset impairments, $0.3 million of professional fees, and $5.2 million in other restructuring costs. Three company-owned plants have been closed during this period: two plants in the Paper, Packaging & Services segment, and one in the Industrial Packaging & Services segment. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; completing the merger of operations of eight facilities used in connection with the businesses acquired in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The remaining restructuring charges for the above activities are anticipated to be $9.2 million for the remainder of 2006.

The Company closed or sold two company-owned plants (Industrial Packaging & Services segment) during the first nine months of 2005. In addition, corporate and administrative staff reductions have been made throughout the world. As a result of the transformation initiatives, during the first nine months of 2005, the Company recorded restructuring charges of $19.2 million, consisting of $7.7 million in employee separation costs, $0.2 million in asset impairments, $3.2 in professional fees directly related to the transformation initiatives and $8.1 million in other restructuring costs. During the first nine months of 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities, which are currently held for sale, that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of buildings and equipment were based on recent buy offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

For each business segment, costs incurred in 2006 are as follows (Dollars in thousands):

	Amounts Incurred Current Period	Amounts Incurred Year- to-Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$4,469	$9,338	$14,000
Asset impairments	551	4,971	6,000
Professional fees	(30)	214	500
Other restructuring costs	2,009	4,963	8,000

	6,999	19,486	28,500

Paper, Packaging & Services:
Employee separation costs	(172)	1,742	1,800
Asset impairments	168	1,273	1,300
Professional fees	(10)	74	100
Other restructuring costs	103	257	300

	88	3,346	3,500

Timber:
Employee separation costs	—	9	9
Asset impairments	—	—	—
Professional fees	—	3	3
Other restructuring costs	—	(2)	(2)

	—	10	10

Total	$7,087	$22,842	$32,010

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2006 (Dollars in thousands):

	Balance at October 31, 2005	Costs Incurred and Charged to Expense	Costs Paid or Otherwise Settled	Balance at July 31, 2006
Cash charges:
Employee separation costs	$8,841	11,089	(12,217)	$7,713
Other restructuring costs	1,561	5,509	(7,022)	48

	10,402	16,598	(19,239)	7,761

Non-cash charges:
Asset impairments	—	6,244	(6,244)	—

Total	$10,402	$22,842	$(25,483)	$7,761

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by the London branch of a major bank in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. During 2006, the Company completed the final two phases of its previously reported $90 million sale of timberland, timber and associated assets. During 2006, the Company sold 21,000 acres of timberland holdings in Florida for $39.0 million in cash, resulting in a pre-tax gain of $36.4 million.

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

Assets of the Buyer SPE at July 31, 2006 and October 31, 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of July 31, 2006 and October 31, 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying income statement for the nine-month period ended July 31, 2006 and 2005 includes interest expense on STA Timber debt of $1.9 million and $0.6 million, respectively, and interest income on Buyer SPE investments of $1.7 million and $0.6 million, respectively.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2006	October 31, 2005
Credit Agreement	$60,891	$85,655
Senior Subordinated Notes	242,338	241,889
Trade accounts receivable credit facility	112,276	95,711
Other long-term debt	4,479	7,145

	$419,984	$430,400

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of July 31, 2006, $60.9 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 6.31 percent and 6.62 percent for the nine months ended July 31, 2006 and 2005, respectively. The interest rate was 5.55 percent and 4.83 percent at July 31, 2006 and October 31, 2005, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At July 31, 2006, the Company was in compliance with these covenants.

Senior Subordinated Notes

The Company has issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, the Company purchased $2.0 million of the Senior Subordinated Notes. At July 31, 2006, the outstanding balance, which included losses on fair value hedges the Company previously had in place to hedge interest rate risk was $ 242.3 million. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The fair value of the Senior Subordinated Notes was approximately $249.3 million and $259.3 million at July 31, 2006 and October 31, 2005, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2006, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Trade Accounts Receivable Credit Facility

The Company entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.95 percent and 4.59 percent interest rate as of July 31, 2006 and October 31, 2005, respectively). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $112.3 million and $95.7 million outstanding under the trade accounts receivable credit facility at July 31, 2006 and October 31, 2005, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $26.5 million and $24.3 million, comprised of $4.5 million and $7.1 million in long-term debt and $22.0 million and $17.2 million in short-term borrowings, at July 31, 2006 and October 31, 2005, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2006 and October 31, 2005 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $437.8 million and $447.8 million as compared to the carrying amounts of $420.0 million and $430.4 million at July 31, 2006 and October 31, 2005, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at July 31, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.56 percent at July 31, 2006) over the life of the contracts. The Company was also party to agreements in which it received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin that were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.5 million and $6.6 million was recorded at July 31, 2006 and October 31, 2005, respectively.

At July 31, 2006, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $14.8 million, representing their fair values, was recorded at July 31, 2006, and a comprehensive loss of $14.8 million was recorded for the nine months ended July 31, 2006.

At July 31, 2006, the Company had outstanding foreign currency forward contracts in the notional amount of $60.4 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge the Company’s exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $1.3 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income for the nine months ended July 31, 2006. The fair value of similar contracts resulted in a loss of $0.1 million recorded in the consolidated statements of income at July 31, 2005.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2007. The fair value of the energy hedges was in a favorable position of $0.1 million ($0.05 million net of tax) at July 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter and nine months ended July 31, 2006.

While the counterparties to its derivative financial instrument contracts may expose the Company to credit losses in the event of nonperformance, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes or published market prices. The values represent the estimated amounts the Company would pay or receive to terminate the agreements at the reporting date.

During the next three months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $0.3 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2006:
Class A Common Stock	32,000,000	21,140,960	11,589,883	9,551,077
Class B Common Stock	17,280,000	17,280,000	11,521,245	5,758,755

October 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,532,356	9,608,604
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355

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

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123(R), with the following assumptions:

2005
Dividend yield	1.14%
Volatility rate	34.00%
Risk-free interest rate	3.88%
Expected option life	6 years

The fair value of shares granted in 2005 was $17.63 per share as of the grant date.

Stock option activity was as follows (Shares in thousands):

	Nine months ended July 31, 2006		Year ended October 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	979	$32.48	1,483	$28.24
Granted	—	—	124	$49.97
Forfeited	—	—	35	$26.75
Exercised	118	$31.09	593	$28.83

Ending balance	861	$32.67	979	$30.68

As of July 31, 2006, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$18-$28	374,842	6 years
$28-$38	365,250	4 years
$48-$58	108,825	8 years
$58-$68	12,000	9 years

There are 752,092 options that were exercisable at July 31, 2006 and 870,370 options that were exercisable at October 31, 2005.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were declared during the periods indicated:

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
Class A Common Stock	$0.36	$0.24	$0.84	$0.56
Class B Common Stock	$0.54	$0.36	$1.25	$0.83

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
Class A Common Stock:
Basic shares	11,558,714	11,544,325	11,547,989	11,347,170
Assumed conversion of stock options	312,417	386,003	298,664	372,392

Diluted shares	11,871,131	11,930,328	11,846,653	11,719,562

Class B Common Stock:
Basic and diluted shares	11,521,245	11,558,440	11,530,126	11,586,796

There were no stock options that were antidilutive for the three-month and nine-month periods ended July 31, 2006, and no stock options and 12,000 stock options that were antidilutive for the three-month and nine-month periods ended July 31, 2005, respectively.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
Net income	$38,336	$50,712	$100,381	$82,615
Other comprehensive income (loss):
Foreign currency translation adjustment	(10,072)	(12,083)	(14,975)	(4,111)
Change in fair value of interest rate derivatives, net of tax	326	869	1,203	3,567
Change in fair value of energy derivatives, net of tax	581	—	73	—
Minimum pension liability adjustment, net of tax	—	—	(2)	—

Comprehensive income	$29,171	$39,498	$86,680	$82,071

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended July 31		Nine months ended July 31
	2006	2005	2006	2005
Service cost	$3,629	$3,110	$10,887	$9,444
Interest cost	6,208	6,433	18,625	19,660
Expected return on plan assets	(7,361)	(7,186)	(22,085)	(21,956)
Amortization of prior service cost, initial net asset and net actuarial gain	1,533	1,138	4,599	3,462

	$4,009	$3,495	$12,026	$10,610

The Company made payments of $6.9 million in the first nine months of 2006. Based on minimum funding requirements, $13.4 million of pension contributions are estimated for the entire 2006 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended July 31		Six months ended July 31
	2006	2005	2006	2005
Service cost	$8	$5	$25	$16
Interest cost	586	775	1,757	2,346
Amortization of net prior service cost and recognized actuarial gain	(163)	(49)	(489)	(165)

	$431	$731	$1,293	$2,197

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

Operations in the Timber segment involve the management and sale of timber in the southeastern United States (approximately 264,800 acres of land were owned at July 31, 2006) the sale of timber in Canada (approximately 37,000 acres of land were owned at July 31, 2006) and the sale of timberland, certain higher and better use property, surplus property, and development property.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2005 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net sales:
Industrial Packaging & Services	$515,881	$456,593	$1,404,609	$1,344,039
Paper, Packaging & Services	171,944	151,551	475,466	449,790
Timber	2,650	902	12,823	10,741

Total net sales	$690,475	$609,046	$1,892,898	$1,804,570

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$57,057	$36,084	$115,502	$83,174
Paper, Packaging & Services	15,827	7,929	34,509	27,892
Timber	2,320	109	9,666	6,984

Operating profit, before the impact of restructuring charges and timberland gains	75,204	44,122	159,677	118,050

Restructuring charges:
Industrial Packaging & Services	6,999	4,773	19,486	20,380
Paper, Packaging & Services	88	523	3,346	2,664
Timber	—	—	10	59

Total restructuring charges	7,087	5,296	22,842	23,103

Timberland gains:
Timber	364	43,704	41,171	55,169

Total	$68,481	$82,530	$178,006	$150,116

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$13,416	$15,485	$43,641	$47,797
Paper, Packaging & Services	6,579	7,900	21,789	24,674
Timber	626	346	3,191	1,434

Total depreciation, depletion and amortization expense	$20,622	$23,731	$68,621	$73,905

			July 31, 2006	October 31, 2005
Assets:
Industrial Packaging & Services			$1,187,372	$1,103,648
Paper, Packaging & Services			265,197	278,869
Timber			243,338	194,880

Total segments			1,695,907	1,577,397
Corporate and other			330,166	305,926

Total assets			$2,026,073	$1,883,323

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2006	2005	2006	2005
Net sales:
North America	$397,483	$329,126	$1,102,962	$978,817
Europe	198,144	191,202	521,252	558,688
Other	94,848	88,718	268,684	267,065

Total net sales	$690,475	$609,046	$1,892,898	$1,804,570

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2006	October 31, 2005
Assets:
North America	$1,294,676	$1,243,054
Europe	518,211	426,062
Other	213,186	214,207

	$2,026,073	$1,883,323

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

Condensed Consolidating Statements of Operations

For the three months ended July 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,371	$372,083	$344,485	$(27,464)	$690,475
Cost of products sold	705	306,371	274,120	(27,464)	553,732

Gross profit	666	65,712	70,365	—	136,743

Selling, general and administrative expenses	673	42,263	27,412	—	70,348
Restructuring charges	—	2,023	5,065	(1)	7,087
Gain on sale of assets	—	7,929	1,243	1	9,173

Operating profit (loss)	(7)	29,355	39,131	2	68,481

Interest expense, net	6,342	1,532	383	(186)	8,071
Other income (expense), net (1)	43,031	(1,726)	(2,473)	(43,086)	(4,254)

Income before income tax expense	36,682	26,097	36,275	(42,898)	56,156

Income tax expense (benefit)	(1,654)	8,090	11,361	23	17,820

Net income (loss)	$38,336	$18,007	$24,914	$(42,921)	$38,336

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Nine months ended July 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,926	$1,033,724	$922,615	$(67,367)	$1,892,898
Cost of products sold	2,375	871,520	750,512	(67,367)	1,557,040

Gross profit	1,551	162,204	172,103	—	335,858

Selling, general and administrative expenses	1,252	105,036	85,892	—	192,180
Restructuring charges	(36)	7,440	15,438	—	22,842
Gain on sale of assets	—	53,336	3,834	—	57,170

Operating profit	335	103,064	74,607	—	178,006

Interest expense, net	20,810	3,776	2,564	(112)	27,038
Other income (expense), net (1)	114,825	(9,792)	5,393	(114,874)	(4,448)

Income before income tax expense	94,350	89,496	77,436	(114,762)	146,520

Income tax expense (benefit)	(6,031)	27,744	24,427	(1)	46,139

Net income (loss)	$100,381	$61,752	$53,009	$(114,761)	$100,381

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Three months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,248	$361,920	$311,441	$(65,563)	$609,046
Cost of products sold	859	318,939	261,340	(65,563)	515,575

Gross profit	389	42,981	50,101	—	93,471

Selling, general and administrative expenses	290	26,875	25,059	—	52,224
Restructuring charges	1	2,110	3,185	—	5,296
Gain on sale of assets	1,227	45,418	(66)	—	46,579

Operating profit	1,325	59,414	21,791	—	82,530

Interest expense, net	—	7,931	1,430	—	9,361
Other income (expense), net (1)	49,800	(2,424)	4,308	(49,797)	1,887

Income before income tax expense	51,125	49,059	24,669	(49,797)	75,056

Income tax expense	413	15,467	8,464	—	24,344

Net income (loss)	$50,712	$33,592	$16,205	$(49,797)	$50,712

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Statement of Operations

Nine months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,840	$1,008,143	$918,681	$(126,094)	$1,804,570
Cost of products sold	2,788	870,448	777,313	(126,094)	1,524,455

Gross profit	1,052	137,695	141,368	—	280,115

Selling, general and administrative expenses	895	87,608	79,510	—	168,013
Restructuring charges	1	11,265	11,837	—	23,103
Gain on sale of assets	1,227	58,871	1,019	—	61,117

Operating profit	1,383	97,693	51,040	—	150,116

Interest expense, net	—	24,781	4,534	—	29,315
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net (1)	81,663	(9,798)	11,741	(81,654)	1,952

Income before income tax expense	83,046	60,286	58,247	(81,654)	119,925

Income tax expense	431	18,689	18,190	—	37,310

Net income (loss)	$82,615	$41,597	$40,057	$(81,654)	$82,615

(1)	Includes amounts that relate to intercompany royalty arrangements.

Condensed Consolidating Balance Sheets

As of July 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,527	$165,124	$—	$167,651
Trade accounts receivable	38,718	17,390,353	60,257,879	(77,385,315)	301,635
Inventories	319	64,263	115,670	—	180,252
Other current assets	2,983	55,383	131,281	(94,030)	95,617

	42,020	17,512,526	60,669,954	(77,479,345)	745,155

Long-term assets
Goodwill and other intangible assets	—	188,355	103,174	—	291,529
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,200,536	975,820	46,062	(2,169,627)	52,791

	1,200,536	1,215,066	149,236	(2,169,627)	395,211

Properties, plants and equipment, net	(648)	665,146	221,208	1	885,707

	$1,241,908	$19,392,738	$61,040,398	$(79,648,971)	$2,026,073

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$348	$17,410,361	$60,729,409	$(77,868,394)	$271,724
Short-term borrowings	—	—	21,992	—	21,992
Other current liabilities	33,908	362,052	35,165	(277,266)	153,859

	34,256	17,772,413	60,786,566	(78,145,660)	447,575

Long-term liabilities
Long-term debt	414,316	—	5,667	1	419,984
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	1,395	284,739	102,504	(69,985)	318,653

	415,711	327,989	108,171	(69,984)	781,887

Minority interest	—	265	4,405	—	4,670

Shareholders’ equity	791,941	1,292,071	141,256	(1,433,327)	791,941

	$1,241,908	$19,392,738	$61,040,398	$(79,648,971)	$2,026,073

Condensed Consolidating Balance Sheets

As of October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$29,513	$92,898	$—	$122,411
Trade accounts receivable	718	140,050	117,868	—	258,636
Inventories	284	54,803	115,446	—	170,533
Other current assets	1,381	24,748	48,243	—	74,372

	2,383	249,114	374,455	—	625,952

Long-term assets
Goodwill and other intangible assets	—	178,782	109,936	—	288,718
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,146,989	618,851	9,399	(1,719,533)	55,706

	1,146,989	848,524	119,335	(1,719,533)	395,315

Properties, plants and equipment, net	—	586,813	275,243	—	862,056

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127	$101,755	$132,790	$—	$234,672
Short-term borrowings	—	747	16,426	—	17,173
Other current liabilities	1,620	37,694	91,825	—	131,139

	1,747	140,196	241,041	—	382,984

Long-term liabilities
Long-term debt	416,409	—	13,991	—	430,400
Liabilities held by special purpose entities (Note 8)		43,250	—	—	43,250
Other long-term liabilities	328	250,981	42,796	—	294,105

	416,737	294,231	56,787	—	767,755

Minority interest	—	—	1,696	—	1,696

Shareholders’ equity	730,888	1,250,024	469,509	(1,719,533)	730,888

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

Condensed Consolidating Statements of Cash Flows

For the nine months ended July 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$47,026	$6,806	$88,535	$—	$142,367

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(3,109)	—	—	(3,109)
Purchases of properties, plants and equipment	—	(89,720)	(18,164)	—	(107,884)
Proceeds from the sale of properties, plants and equipment	—	59,037	1,181	—	60,218
Proceeds from insurance settlement	—	—	2,562	—	2,562

Net cash used in investing activities	—	(33,792)	(14,421)	—	(48,213)

Cash flows from financing activities:
Payments on long-term debt	(607,359)	—	—	—	(607,359)
Proceeds from issuance of long-term debt	586,804	—	—	—	586,804
Proceeds on short-term borrowings	—	—	4,736	—	4,736
Acquisition of treasury stock	(5,833)	—	—	—	(5,833)
Exercise of stock options	3,476	—	—	—	3,476
Dividends paid	(24,114)	—	—	—	(24,114)
Other, net	—	—	—	—	—

Net cash provided by financing activities	(47,026)	—	4,736	—	(42,290)

Effects of exchange rates on cash	—	—	(6,624)	—	(6,624)

Net increase in cash and cash equivalents	—	(26,986)	72,226	—	45,240
Cash and cash equivalents at beginning of period	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$2,527	$165,124	$—	$167,651

Condensed Consolidating Statements of Cash Flows

For the nine months ended July 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$25,039	$7,009	$37,026	$—	$69,074

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	—	(4,889)	—	(4,889)
Purchases of properties, plants and equipment	—	(18,938)	(40,246)	—	(59,184)
Proceeds on disposals of properties, plants and equipment	8,507	14,037	1,245	—	23,789

Net cash provided by (used in) investing activities	8,507	(4,901)	(43,890)	—	(40,284)

Cash flows from financing activities:
Payments on long-term debt	(1,188,107)	—	—	—	(1,188,107)
Proceeds from issuance of long-term debt	1,135,393	—	—	—	1,135,393
Proceeds on short-term borrowings	—	—	14,628	—	14,628
Proceeds from timber notes securitized	—	21,573	—	—	21,573
Other, net	19,168	—	—	—	19,168

Net cash provided by financing activities	(33,546)	21,573	14,628	—	2,655

Effects of exchange rates on cash	—	—	1,256	—	1,256

Net increase in cash and cash equivalents	—	23,681	9,020	—	32,701
Cash and cash equivalents at beginning of period	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of period	$—	$37,465	$33,345	$—	70,810

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2006 and October 31, 2005, and for the consolidated statements of income for the three-month and nine-month periods ended July 31, 2006 and 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 (the “2005 Form 10-K”). Readers are encouraged to review the entire 2005 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2006 or 2005, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

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

As of July 31, 2006, we owned approximately 264,800 acres of timberland in the southeastern United States, which is actively managed, and approximately 37,000 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber property to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, a transformation to what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we are implementing a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

We own timber property in the southeastern United States and in Canada. With respect to our United States timber property, which consisted of approximately 264,800 acres at July 31, 2006, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 37,000 acres at July 31, 2006, did not have any depletion expense since it is not actively managed at this time.

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

Our reserves for environmental liabilities at July 31, 2006 amounted to $9.3 million, which included a reserve of $4.9 million related to our facility in Lier, Belgium and $4.4 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.9 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were $0.9 million and insignificant for the nine months ending July 31, 2006 and 2005, respectively. Cash expenditures for environmental efforts were insignificant for the nine months ended July 31, 2006 and July 31, 2005.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2006. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.3 million and $4.0 million of estimated costs related to outstanding claims at July 31, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $10.2 million and $12.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at July 31, 2006 and October 31, 2005, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets. Goodwill and indefinite-lived intangible assets are not amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of two to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A - Risk Factors, of the 2005 Form 10-K, and updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2006 and 2005. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit, before the impact of restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable, in which case the financial measure of operating profit, before the impact of restructuring charges, is used). Operating profit, before the impact of restructuring charges and timberland gains, is equal to the operating profit plus restructuring charges less timberland gains. We use operating profit, before the impact of restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance than operating profit measure since it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

Third Quarter Results

Overview

Net sales were $690.5 million in the third quarter of 2006 compared to $609.0 million in the third quarter of 2005. The $81.4 million increase was primarily due to the positive contributions from Industrial Packaging & Services segment ($59.3 million) and Paper, Packaging & Services segment ($20.4 million). Net sales changes for each of our business segments are discussed in more detail below. Net sales increased 12 percent, excluding the impact of foreign currency translation, for the third quarter of 2006 from the same quarter last year. This increase is primarily due to generally higher sales volumes and improved pricing in all three business segments.

Operating profit was $68.5 million in the third quarter of 2006 compared to $82.5 million in the third quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $75.2 million in the third quarter of 2006 compared to $44.1 million in the third quarter of 2005. The $31.1 million increase was due to positive contributions from Industrial Packaging & Services ($21.0 million), Paper, Packaging & Services ($7.9 million) and Timber ($2.2 million). Included in these amounts are $8.8 million of gains on disposal of assets, primarily the sale of corporate surplus property and disposal of a warehouse in Europe. There were $7.1 million and $5.3 million of restructuring charges and $0.4 million and $43.7 million of timberland gains during the third quarter of 2006 and 2005, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended July 31,	2006	2005
Net sales:
Industrial Packaging & Services	$515,881	$456,593
Paper, Packaging & Services	171,944	151,551
Timber	2,650	902

Total net sales	$690,475	$609,046

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$57,057	$36,084
Paper, Packaging & Services	15,827	7,929
Timber	2,320	109

Total operating profit, before restructuring charges and timberland gains	75,204	44,122

Restructuring charges:
Industrial Packaging & Services	6,999	4,773
Paper, Packaging & Services	88	523
Timber	—	—

Total restructuring charges	7,087	5,296

Timberland gains:
Timber	364	43,704

Operating profit:
Industrial Packaging & Services	50,058	31,311
Paper, Packaging & Services	15,739	7,406
Timber	2,684	43,813

Total operating profit	$68,481	$82,530

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales were $515.9 million in the third quarter of 2006 compared to $456.6 million in the third quarter of 2005. Net sales rose 11 percent, excluding the impact of foreign currency translation, for the third quarter of 2006 from the same quarter last year. The improvement in net sales was primarily due to strong organic growth. The segment also benefited from two tuck-in acquisitions in the fourth quarter 2005 and continued growth in sales volumes in emerging markets such as China and Russia.

The Industrial Packaging & Services segment’s gross profit margin improved to 20.5 percent in the third quarter of 2006 from 16.0 percent in the third quarter of 2005. This improvement over last year was due to higher sales volumes, improved absorption of fixed costs and operational efficiencies achieved under the Greif Business System.

Operating profit was $50.1 million in the third quarter of 2006 compared to $31.3 million in the third quarter of 2005. Operating profit, before the impact of restructuring charges, rose to $57.1 million in the third quarter of 2006 from $36.1 million in the third quarter of 2005 primarily due to the improvement in net sales and gross profit margin, partially offset by higher accruals for performance based incentive plans resulting from improvements in this segment’s current and planned results. Restructuring charges were $7.0 million in the third quarter of 2006 compared with $4.8 million a year ago.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers (OCC);

•	Energy and transportation costs;

•	Benefits from the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $171.9 million in the third quarter of 2006 compared to $151.6 million in the third quarter of 2005. The increase in net sales was primarily due to higher containerboard selling prices, which included the recently implemented $50 per ton increase, and increased corrugated sheet volumes.

The Paper, Packaging & Services segment’s gross profit margin improved to 17.3 percent in the third quarter of 2006 from 14.0 percent in the third quarter of 2005. This improvement over last year was primarily due to containerboard pricing levels, partially offset by higher energy and transportation costs ($2.0 million).

Operating profit was $15.7 million in the third quarter of 2006 compared to $7.4 million in the third quarter of 2005. Operating profit, before the impact of restructuring charges, was $15.8 million in the third quarter of 2006 compared to $7.9 million in the third quarter of 2005 primarily due to the improvements in net sales and gross profit margin. Restructuring charges were $0.1 million in the third quarter of 2006 compared to $0.5 million in the third quarter of 2005.

Timber

The Timber segment consists of approximately 264,800 acres of timber property in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains on sale of timberland; and

•	Sale of special use property (surplus, HBU, and development property).

Net sales were $2.7 million in the third quarter of 2006 compared to $0.9 million in the third quarter of 2005.

Operating profit was $2.7 million in the third quarter of 2006 compared to $43.8 million in the third quarter of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $2.3 million (including $1.9 million of profits on special use property sales) in the third quarter of 2006 compared to $0.1 million in the third quarter of 2005. Timberland gains were $0.4 million in the third quarter of 2006 and $43.7 million in the third quarter of 2005, of which $42.1 million related to the gain from the sale of 35,000 acres of timberland holdings in Florida, Georgia and Alabama. Restructuring charges were insignificant in both periods.

In order to maximize the value of our timber property, we have been reviewing our current portfolio and exploring the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by Greif, whether due to parcel size, lack of productivity, location, access limitations, or for other reasons.

•	Higher and better use or HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development property, meaning HBU land that with additional investment may have a significantly higher market value than its HBU market value.

•	Timberland, meaning land that is best suited for growing and selling timber.

We intend to report the sale of surplus and HBU property, in our consolidated statement of income under “gain on sale of assets” and to report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property (sometimes referred to as “higher value”), together with surplus property will continue to be used by us to productively grow and sell timber until sold.

Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as, proximity to population centers, anticipated population growth in the area, the topography of the land, aesthetic considerations including access to lakes or rivers, the condition of the surrounding land, availability of utilities, markets for timber and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.

We estimate that there are 34,000 acres in Canada and the United States of higher value property which will be available for sale in the next five to seven years, and 8,000 acres in the United States of surplus property.

We recently completed the development of a seven-acre tract in the Province of Ontario, Canada. We sold one lot in the third quarter of 2006 for $0.3 million. The development activities generally consist of surveying, obtaining government approvals, subdivision of the land and infrastructure improvements, such as roads and utilities. It should be noted that approximately five percent of the higher value acreage in Canada is located in the Province of Quebec in an area that the Quebec government has, as of July 2006, reserved for acquisition as part of a national park. Accordingly, we are currently prohibited from making improvements thereon and anticipate negotiating the sale of those lands to the Quebec government in the next two years.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 80.2 percent for the third quarter of 2006 compared to 84.7 percent for the third quarter of 2005. The gross profit margin benefited from the improvement in net sales and operational efficiencies achieved under the Greif Business System. These benefits were partially offset by higher energy and transportation costs compared to the third quarter of 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $70.3 million, or 10.2 percent of net sales, in the third quarter of 2006 compared to $52.2 million, or 8.6 percent of net sales, in the third quarter of 2005. The increase was primarily due to higher accruals for performance-based incentive plans resulting from improvements in our current and planned results.

Restructuring Charges

During the third quarter of 2006, we recorded restructuring charges of $7.1 million, consisting of $4.3 million in employee separation costs, $0.7 million in asset impairments and $2.1 million in other costs. One company-owned plant in the Paper, Packaging & Services segment and one company-owned plant in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; merging operations of eight facilities purchased in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain administrative positions. The remaining restructuring charges for the above activities are anticipated to be $9.2 million for the remainder of 2006.

During the third quarter of 2005, we recorded restructuring charges of $5.2 million, consisting of $0.7 million in employee separation costs, $0.1 million in asset impairments, $0.9 million in professional fees directly related to the transformation initiatives and $3.5 million in other restructuring costs. In the third quarter of 2005, we also recorded $0.1 million of restructuring costs related to the impairment of two facilities that were closed during previous restructuring programs.

Gain on Sale of Timberland

During the third quarter, we recorded gain on sale of timber property of $0.4 million compared to $43.7 million in the third quarter of 2005, which included a $42.1 million gain from phase one of the sale of approximately 35,000 acres of timberland holdings in Florida Georgia, and Alabama.

Gain on Disposal of Property, Plant, and Equipment, Net

During the third quarter, we recorded gain on disposal of property, plant and equipment, net of $8.8 million primarily consisting of a gain from the sale of land in Delaware, Ohio of $5.8 million compared to $2.9 million in the third quarter of 2005.

Interest Expense, Net

Interest expense, net was $8.1 million and $9.4 million for the third quarter of 2006 and 2005, respectively. This decrease was primarily due to lower net debt outstanding during the third quarter of 2006 compared to the third quarter of 2005. Net debt is long-term debt plus short-term borrowings less cash and cash equivalents.

Other Income (Expense), Net

Other expense, net, for the third quarter of 2006 was at $4.3 million as compared to the other income, net of $1.9 million for the third quarter of 2005 primarily due to recording of $3.5 million expense for hyperinflation adjustment during the third quarter of 2006 versus an income of $0.9 million during the third quarter of 2005. During third quarter 2005, we made a favorable adjustment of $2.4 million owed to one of our financial institutions.

Income Tax Expense

The effective tax rate was 31.5 percent and 32.4 percent in the third quarter of 2006 and 2005, respectively. The lower effective tax rate resulted from a change in the mix of income inside and outside the United States, with the mix of income from inside the United States decreasing during the third quarter.

Net Income

Based on the foregoing, our net income was $38.3 million for the third quarter of 2006 compared to $50.7 million in the same period last year.

Year-to-Date Results

Overview

Net sales were $1.9 billion for the first nine months of 2006 compared to $1.8 billion for the first nine months of 2005. Net sales increased 5 percent, excluding the impact of foreign currency translation for the first nine months of 2006 compared to the same period last year. The net sales change was attributable to the Industrial Packaging & Services segment ($60.6 million increase), Paper, Packaging & Services segment ($25.7 million increase), and the Timber segment ($2.1 million increase).

Operating profit was $178.0 million for the first nine months of 2006 compared with $150.1 million for the same period last year. Operating profit, before the impact of restructuring charges and timberland gains, increased 35 percent to $159.7 million for the first nine months of 2006 compared to $118.1 million for the first nine months of 2005. This increase was attributable to the Industrial Packaging & Services segment ($32.3 million increase), Paper, Packaging & Services segment ($6.6 million) and by the Timber segment ($2.7 million increase). There were $22.8 million and $23.1 million of restructuring charges and $41.2 million and $55.2 million of timberland gains during the first half of 2006 and 2005, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the nine months ended July 31,	2006	2005
Net sales:
Industrial Packaging & Services	$1,404,609	$1,344,039
Paper, Packaging & Services	475,466	449,790
Timber	12,823	10,741

Total net sales	$1,892,898	$1,804,570

Operating profit:
Operating profit, before restructuring charges and timberland gains:
Industrial Packaging & Services	$115,502	$83,174
Paper, Packaging & Services	34,509	27,892
Timber	9,666	6,984

Total operating profit, before restructuring charges and timberland gains	159,677	118,050

Restructuring charges:
Industrial Packaging & Services	19,486	20,380
Paper, Packaging & Services	3,346	2,664
Timber	10	59

Total restructuring charges	22,842	23,103

Timberland gains:
Timber	41,171	55,169

Operating profit:
Industrial Packaging & Services	96,016	62,794
Paper, Packaging & Services	31,163	25,228
Timber	50,827	62,094

Total operating profit	$178,006	$150,116

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first nine months of 2006 compared to the first nine months of 2005 in the Industrial Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

In this segment, net sales were $1.4 billion for the first nine months of 2006 compared to $1.3 billion for the same period last year, an increase of 5 percent, excluding the impact of foreign currency translation. The improvement in net sales was primarily due to strong organic growth. The segment also benefited from two tuck-in acquisitions in the fourth quarter of 2005 and continued growth in sales volumes in emerging markets such as China and Russia.

The Industrial Packaging & Services segment’s gross profit margin improved to 18.5 percent for the first nine months of 2006 from 15.5 percent in the first nine months of 2005. This improvement was due to higher sales volumes, primarily fibre drum and intermediate bulk containers, improved absorption of fixed costs and operational efficiencies achieved under the Greif Business Systems compared to the same period last year.

Operating profit was $96.0 million for the first nine months of 2006 compared with $62.8 million for the first nine months of 2005. Operating profit, before the impact of restructuring charges, rose to $115.5 million for the first nine months of 2006 from $83.2 million for the same period a year ago. Restructuring charges were $19.5 million for the first nine months of 2006 compared with $20.4 million a year ago.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first nine months of 2006 compared to the first nine months of 2005 in the Paper, Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily OCC;

•	Energy and transportation costs;

•	Benefits from the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $475.5 million for the first nine months of 2006 compared to $449.8 million for the same period last year, an increase of 6 percent. The increase in net sales was primarily due to improved selling prices for this segment’s products. Sales volumes for paper products, multiwall bags, containerboard and corrugated sheets increased, while sales volumes for corrugated containers decreased in comparison to the same period last year.

The Paper, Packaging & Services segment’s gross profit margin increased to 15.4 percent during the first nine months of 2006, compared to 15.1 percent for the same period last year. This increase was attributable to higher sales volume and improved selling prices, which were partially offset by higher energy and transportation costs.

Operating profit was $31.2 million for the first nine months of 2006 compared with $25.2 million for the first nine months of 2005. Operating profit, before the impact of restructuring charges, was $34.5 million for the first nine months of 2006 compared with $27.9 million for the same period last year. Restructuring charges were $3.3 million for the first nine months of 2006 versus $2.7 million for the same period last year.

Timber

As of July 31, 2006, we owned approximately 264,800 acres of timber property in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada, which are harvested. The key factors influencing profitability in the first half of 2006 compared to the first half of 2005 in the Timber segment were:

•	Planned level of timber sales;

•	Gains on sale of timberland; and

•	Sale of special use property (surplus, HBU and development property).

In this segment, net sales were $12.8 million for the first nine months of 2006 compared to $10.7 million for the first nine months of 2005. Operating profit was $50.8 million for the first nine months of 2006 compared with $62.1 million for the first nine months of 2005. Operating profit, before the impact of restructuring charges and timberland gains, was $9.7 million (including $3.7 million of profits on special use property sales, including $0.3 million profits on the sale of development property) for the first nine months of 2006 compared to $7.0 million for the same period last year. Restructuring charges were insignificant for both periods. Timberland gains were $41.2 million for the first nine months of 2006 as compared to $55.2 million for the same period last year.

We completed the final two phases of our previously reported $90 million sales of timber, timberland and associated assets in the first nine months of 2006. In these two phases, we sold 21,000 acres of timberland holdings in Florida for $39.0 million, resulting in a gain of $36.4 million.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 82.3 percent for the first nine months of 2006 from 84.5 percent for the first nine months of 2005. The principal factors impacting this decrease were generally lower raw material costs partially offset by higher energy and transportation costs compared to the first nine months of 2005.

Selling, General and Administrative Expenses

SG&A expenses were $192.2 million, or 10.2 percent of net sales, for the first nine months of 2006 compared to $168.0 million, or 9.3 percent of net sales, for the same period a year ago. The increase was primarily due to higher accruals for performance-based incentive plans resulting from improvements in our current and planned results.

Restructuring Charges

During the first nine months of 2006, we recorded restructuring charges of $22.8 million, consisting of $11.1 million in employee separation costs, $6.2 million in asset impairments, $0.3 million of professional fees, and $5.2 million in other costs. Two company-owned plants in the Paper, Packaging & Services segment and one company-owned plant in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment is in the process of reducing the number of plants in the United Kingdom from five to three; merging operations of eight facilities purchased in October 2005 into existing North American plants; and consolidating one plant in France. In addition, severance costs were incurred due to the elimination of certain administrative positions.

During the first nine months of 2005, we recorded restructuring charges of $19.2 million, consisting of $7.7 million of in employee separation costs, $0.2 million in asset impairments, $3.2 million in professional fees directly related to the transformation initiatives and $8.1 million in other restructuring costs. In the first nine months of 2005, we also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs.

Gain on Sale of Timberland

During the first nine months of 2006, we recorded gains on sale of timber property of $41.2 million which included a $36.4 million gain from the final two phases of the sale of approximately 56,000 acres in Florida Georgia, and Alabama compared to $55.2 million in the third quarter of 2005, which included a $42.1 million gain from phase one of the above sale of timber property.

Gain on Disposal of Property, Plant, and Equipment, Net

During the first nine months of 2006, we recorded gains on disposal of property, plant and equipment, net of $16.0 million primarily consisting of a gain from the sale of land in Delaware, Ohio of $5.8 million compared to $5.9 million in the first nine months of 2005.

Interest Expense, Net

Interest expense, net was $27.0 million and $29.3 million for the first nine months of 2006 and 2005, respectively. This decrease was primarily due to interest received on higher cash and cash equivalents and lower debt outstanding, partially offset by higher interest rates during the first nine months of 2006 compared to the same period last year.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge in the second quarter of 2005.

Other Income (Expense), Net

Other expense, net, was $4.4 million in the first nine months of 2006 compared to other income, net, of $2.0 million in the first nine months of 2005. This increase was primarily due to recording of $0.5 million expense for hyperinflation adjustment during the first nine months of 2006 versus an income of $0.9 million during the first nine months of 2005. During the first nine months of 2005, we made a favorable adjustment of $2.4 million owed to one of our financial institutions.

Income Tax Expense

The effective tax rate was 31.2% and 30.9% in the first nine months of 2006 and 2005, respectively, resulting in an income tax expense of $46.1 million for the first nine months of 2006 and an income tax expense of $37.3 million for the first nine months of 2005. The higher effective tax rate resulted from a change in the mix of income inside and outside the United States, with the mix of income from inside the United States increasing during the first nine months of 2006.

Net Income

Based on the foregoing, our net income was $100.4 million for the first nine months of 2006 compared to net income of $82.6 million in the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our European accounts receivable and borrowings under our Credit Agreement, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our European accounts receivable and borrowings under our Credit Agreement will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for the foreseeable future.

Capital Expenditures

During the first nine months of 2006, we invested $55.1 million in capital expenditures, excluding timberland purchases of $52.8 million, compared with capital expenditures of $49.3 million, excluding timberland purchases of $9.9 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $75 million in 2006, which would be below our anticipated annual depreciation expense of approximately $90 million.

Balance Sheet Changes

Trade accounts receivable, less allowance, increased by $43.0 million, primarily due to higher sales in the third quarter of 2006 as compared to the fourth quarter of 2005 and also the impact of foreign currency translation.

The $14.6 million increase in prepaid expenses and other current assets is primarily due to the timing of payments.

Goodwill decreased $6.9 million primarily due to the reclassifications of $8.1 million, which primarily related to the recording of other intangible assets for $13.4 million related to two separate acquisitions of industrial packaging companies in October 2005 and the recording of $4.2 million in additional goodwill for a purchase price adjustment for property, plant and equipment for these acquisitions, which were originally recorded in goodwill and property, plant and equipment, respectively, pending completion of the Company’s valuation. Goodwill adjustments of $2.6 million represent recording of $3.6 million for restructuring of the acquired industrial packaging companies referred above offset by a $1.1 million reduction in goodwill for the recognition of a deferred tax asset related to the Van Leer Industrial Packaging acquisition closed in March 2001. The adjustments to goodwill described above were made in accordance with SFAS 141, “Business Combinations” and applicable accounting pronouncements pertaining to adjustments to deferred taxes existing at the business combination.

Properties, plants and equipment, net increased $23.7 million primarily due to the December 2005 purchase of timberland in Alabama for $35.5 million, $3.2 million in additional timberland purchases and $65.3 million in capital expenditures, partially offset by depreciation and depletion expense of $80.3 million.

The $37.1 million increase in accounts payable, in the third quarter of 2006 compared to the fourth quarter of 2005 was primarily due to an increase in inventory, and the timing of payments made to our suppliers partially offset by the impact of foreign currency translation.

Long-term debt decreased $48.4 million primarily due to payments of long-term debt as a result of operating cash flows.

The deferred tax liability increased by $39.3 million primarily due to $16.4 million incurred for the tax effect of Section 1031 exchanges related to timber property.

Other long-term liabilities decreased $15.0 million primarily due to $8.7 million in swap liabilities related to hedging our net investment in our European subsidiaries.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes, including acquisitions. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $60.9 million and $85.7 million outstanding under the Credit Agreement at July 31, 2006 and October 31, 2005, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. As of July 31, 2006, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

We have issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, we purchased $2.0 million of the Senior Subordinated Notes. As of July 31, 2006 and October 31, 2005, the outstanding balances, which included losses on fair value hedges we previously had in place to hedge interest rate risk, were $242.3 million and $241.9 million, respectively, under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2006, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

We entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $112.3 million and $95.7 million outstanding under the trade accounts receivable credit facility at July 31, 2006 and October 31, 2005, respectively.

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

Sale of European Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and the Italian RPA is €90.0 million ($114.5 million) at July 31, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At July 31, 2006, €63.0 million ($80.1 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.4 million ($0.6 million) and €0.2 million ($0.3 million) for the three months ended July 31, of 2006 and 2005, respectively. Expenses associated with the RPA and Italian RPA totaled €1.3 million ($1.7 million) and €0.8 million ($1.0 million) for the nine months ended July 31, 2006 and 2005, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS

In connection with one of our 2005-timberland transactions with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by the London branch of a major bank, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of July 31, 2006, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$600.8	$31.8	$264.3	$43.0	$261.7
Short-term borrowings	22.0	22.0	—	—	—
Non-cancelable operating leases	42.3	10.3	26.0	6.9	3.1
Timber note securitized	45.4	0.0	0.3	0.2	44.9

Total contractual cash obligations	$714.5	$64.1	$290.6	$50.1	$309.7

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2006, we repurchased 75,228 shares of Class A Common Stock and 17,400 shares of Class B Common Stock. As of July 31, 2006, we had repurchased 1,069,852 shares, including 651,704 shares of Class A Common Stock and 418,148 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through July 31, 2006 was approximately $40.5 million.

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

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes; by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of November 1, 2007, as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, the adoption of FIN No. 48 will have on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in our Form 10-K for the year ended October 31, 2005, except as follows:

We had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at July 31, 2006 and October 31, 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts. We were also party to agreements in which we receive interest semi-annually from the counterparties equal to a fixed rate and pays interest based on LIBOR plus a margin that were terminated during the first quarter of 2006. In conjunction with this termination, we paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.5 million and $6.6 million was recorded at July 31, 2006 and October 31, 2005, respectively.

At July 31, 2006, we had cross-currency interest rate swaps to hedge our net investment in its European subsidiaries. Under these agreements, we receive interest semi-annually from the counterparties equal to a fixed rate on $248.0 million and pays interest at a fixed rate on €206.7 million. Upon maturity of these swaps, August 1, 2007, we will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $14.8 million, representing their fair values, was recorded at July 31, 2006.

At July 31, 2006, we had outstanding foreign currency forward contracts in the notional amount of $60.4 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge our exposure to foreign currency translation and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $1.3 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income at July 31, 2006. The fair value of similar contracts resulted in a loss of $0.1 million recorded in the consolidated statements of income at July 31, 2005.

We are a purchaser of commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. We do not currently engage in material hedging of commodities, other than energy, because there is usually a high correlation between the commodity cost and the ultimate selling price of our products.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2005 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	50,000	$64.01	50,000	972,776
February 2006	—	—	—	972,776
March 2006	23,800	$61.28	23,800	933,076
April 2006	—	—	—	931,576
May 2006	1,428	$69.95	1,428	930,148
June 2006	—	—	—	930,148
July 2006	—	—	—	930,148

Total	75,228		75,228

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	—	—	—	972,776
February 2006	—	—	—	972,776
March 2006	15,900	$61.68	15,900	933,076
April 2006	1,500	$62.15	1,500	931,576
May 2006				930,148
June 2006				930,148
July 2006				930,148

Total	17,400		17,400

(1)	The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2006, the maximum number of shares that may yet be purchased is 930,148, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 5. OTHER INFORMATION

We are in negotiations to purchase Delta Petroleum Company, Inc. (“Delta”), a privately held company. However, contrary to information contained in a Dow Jones story, the parties have not entered into a definitive agreement regarding a transaction. Affiliates of the Riverside Company are currently the controlling stockholders of Delta. We have earlier filed notification of this potential transaction with the Federal Trade Commission and the U.S. Department of Justice under the Hart-Scott-Rodino Act. Early termination of the required waiting period under the Hart-Scott-Rodino Act has been granted by the reviewing agencies.

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

Greif, Inc.
(Registrant)

Date: September 8, 2006	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and
Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2006

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