Form 10-K
period 2006-10-31
GREIF INC
filed 2006-12-29
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.

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

Non-voting common equity (Class A Common Stock) - $744,747,222

Voting common equity (Class B Common Stock) - $307,926,076

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 15, 2006 was as follows:

Class A Common Stock - 11,667,506

Class B Common Stock - 11,515,533

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 26, 2007 (the “2007 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2007 Proxy Statement will be filed within 120 days of October 31, 2006.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Form 10-K of Greif, Inc. and subsidiaries (the “Company”) or incorporated herein, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. Forward-looking statements speak only as the date the statements were made. Although the Company believes that the expectations reflected in forward-looking statements have a reasonable basis, it can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause the Company’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 40 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging, logistics and warehousing. The Company also produces containerboard and corrugated products for niche markets in North America. The Company sells timber to third parties from its timberland in the southeastern United States that it manages to maximize long-term value. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. The Company also owns timberland in Canada that it does not actively manage. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

The Company was founded in 1877 in Cleveland Ohio, as "Vanderwyst and Greif," a cooperage shop co-founded by one of four Greif brothers. One year after its founding, the other three Greif brothers were invited to join the business, renamed Greif Bros. Company, making wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. The Company later purchased nearly 300,000 acres of timberland to provide raw materials for the cooperage plants. The Company still owns forests located in the southeastern United States and in Canada. In the latter half of the 1900s, the Company transitioned from its keg and barrel heading mills, stave mills and cooperage facilities to the manufacturing of fibre, steel, and plastic drums; corrugated containers; intermediate bulk containers; corrugated products for transit protection; multiwall shipping bags; and containerboard. In 1926, the Company incorporated as a Delaware corporation and made its public offering as The Greif Bros. Cooperage Corporation. In 1951, the Company moved its headquarters from Cleveland, Ohio to Delaware, Ohio, which is in the Columbus metro-area, where its corporate headquarters are currently located. Following the Van Leer acquisition in 2001, the Company changed its name from Greif Bros. Corporation to Greif, Inc.

(b) Financial Information about Segments

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber. Information related to each of these segments is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

(c) Narrative Description of Business

Products and Services

In the Industrial Packaging & Services segment, the Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging services, logistics and warehousing. The Company sells its industrial packaging products to customers in over 40 countries in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, the Company provides a variety of blending and packaging services, logistics and warehousing to customers in many of these same industries in North America.

In the Paper, Packaging & Services segment, the Company sells containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. The Company’s industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and developmental land.

As of October 31, 2006, the Company owned approximately 266,700 acres of timber properties in the southeastern United States and approximately 37,400 acres of timber properties in Canada.

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

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2006.

The Company does not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2007.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2006, 2005 and 2004, and the Company’s reserves for environmental liabilities at October 31, 2006.

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

Employees

As of October 31, 2006, the Company had approximately 9,025 full time employees. Unions represent a significant number of the Company’s full time employees. The Company believes that its employee relations are generally good.

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

(e) Available Information

The Company maintains an Internet Web site at www.greif.com. The Company files reports with the Securities and Exchange Commission (the “SEC”) and makes available, free of charge, on or through this Internet Web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably possible after the Company electronically files such material with, or furnishes it to, the SEC.

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

(f) Other Matters

The Company’s common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Michael J. Gasser, the Company’s Chairman and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. In addition, Mr. Gasser and Donald S. Huml, the Company’s Executive Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of the Company’s public disclosures. See Exhibits 31.1 and 31.2 to this Form 10-K.

ITEM 1A. RISK FACTORS

Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, the Company’s actual financial performance. The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries.

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

We have operations in over 40 countries. As a result of our international operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

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

Each of our business segments operates in highly competitive industries. The most important competitive factors we face are price, quality and service. To the extent that one or more of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.

Our business is sensitive to changes in industry demands.

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States and international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands, including industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

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

The cost of producing our products is also sensitive to the price of energy. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs.

Environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance.

We must comply with extensive rules and regulations regarding federal, state, local and international environmental matters, such as air and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect our operations and financial performance. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims, which could adversely affect our operations and financial performance.

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

During recent years, we have invested a substantial amount of capital in acquisitions. Acquisitions involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses and the incurrence of liabilities greater than anticipated or operating results that are less than anticipated. In addition, acquisitions and integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition strategies. There can be no assurance that any future acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. The costs of unsuccessful acquisition efforts may adversely affect our financial performance.

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

We purchase insurance policies covering general liability and product liability with substantial policy limits. However, there can be no assurance that any liability claim would be adequately covered by our applicable insurance policies or it would not be excluded from coverage based on the terms and conditions of the policy. This could also apply to any applicable contractual indemnity.

The frequency and volume of our timber and timberland sales will impact our financial performance.

We have a significant inventory of standing timber and timberland and approximately 63,050 acres of special use properties in the United States and Canada. The frequency and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market and a reduction in demand for special use properties could negatively affect our results of operations.

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

Location	Products or Use	Owned	Leased
INDUSTRIAL PACKAGING & SERVICES:
Argentina	Steel and plastic drums, water bottles and distribution center	3	—
Australia	Steel and plastic drums, closures, distribution centers and general office	4	1
Austria	Administrative office	—	1
Belgium	Steel and plastic drums and coordination center	1	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	1
Canada	Fibre, steel and plastic drums, wooden pallets, blending and packaging services and administrative office	9	1
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums	—	4
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	—
France	Fibre, steel and plastic drums, intermediate bulk containers, closures and distribution center	2	—
Germany	Fibre, steel and plastic drums and distribution center	3	2

Location	Products or Use	Owned	Leased
Greece	Steel drums and water bottles	1	1
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
India	Plastic drums and closures	2	—
Ireland	Warehouse	—	1
Italy	Steel and plastic drums and distribution center	1	2
Jamaica	Distribution center	—	1
Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	1	1
Mexico	Fibre, steel and plastic drums and distribution center	2	2
Morocco	Steel and plastic drums and plastic bottles	1	—
Mozambique	Steel drums and plastic bottles	—	1
Netherlands	Fibre and steel drums, closures, research center and general office	3	2
New Zealand	Intermediate bulk containers	—	2
Nigeria	Steel and plastic drums	—	3
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles and intermediate bulk containers	6	5
Singapore	Steel drums and distribution center	—	2
South Africa	Steel and plastic drums and distribution center	—	6
Spain	Steel drums and distribution center	1	—
Sweden	Fibre and steel drums and distribution center	2	1
Turkey	Steel drums and waterbottles	1	—
Ukraine	Distribution center and waterbottles	—	2
United Kingdom	Steel and plastic drums, water bottles and distribution center	4	1
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles and distribution centers and blending and packaging services	29	20
Uruguay	Steel drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Zimbabwe	Steel and plastic drums	1	—
PAPER, PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution center	32	9
TIMBER:
United States	General offices	4	2
CORPORATE:
United States	Principal and general office	2	—

The Company also owns a substantial number of scattered timber tracts comprising approximately 266,700 acres in the states of Alabama, Arkansas, Louisiana and Mississippi and approximately 37,400 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2006.

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

2006 fiscal year dividends per share – Class A $1.20; Class B $1.79

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

The following tables set forth the Company’s purchases of its Class A and Class B Common Stock during 2006:

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,276
December 2005	—	—	—	1,022,276
January 2006	50,000	$64.01	50,000	972,776
February 2006	—	—	—	972,776
March 2006	23,800	$61.28	23,800	933,076
April 2006	—	—	—	931,576
May 2006	1,428	$69.95	1,428	930,148
June 2006	—	—	—	930,148
July 2006	—	—	—	930,148
August 2006	—	—	—	930,148
September 2006	—	—	—	930,148
October 2006	—	—	—	924,436

Total	75,228		75,228

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2005	—	—	—	1,022,776
December 2005	—	—	—	1,022,776
January 2006	—	—	—	972,776
February 2006	—	—	—	972,776
March 2006	15,900	$61.68	15,900	972,776
April 2006	1,500	$62.15	1,500	933,076
May 2006	—	—	—	931,576
June 2006	—	—	—	930,148
July 2006	—	—	—	930,148
August 2006	—	—	—	930,148
September 2006	—	—	—	930,148
October 2006	5,712	$73.50	5,712	924,436

Total	23,112		23,112

(1)

The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 2.0 million shares of the Company’s Class A or Class B Common Stock, or any combination thereof. As of October 31, 2006, the maximum number of shares that may yet be purchased is 924,436, which may be any combination of Class A or Class B Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts):

As of and for the years ended October 31,	2006	2005	2004	2003	2002
Net sales	$2,628,475	$2,424,297	$2,209,282	$1,916,441	$1,632,767
Net income	$142,119	$104,656	$47,769	$9,496	$30,979
Total assets	$2,188,001	$1,883,323	$1,813,238	$1,816,259	$1,758,295
Long-term debt, including current portion of long-term debt	$481,408	$430,400	$457,415	$646,067	$632,982
Basic earnings per share:
Class A Common Stock	$4.93	$3.64	$1.69	$0.34	$1.10
Class B Common Stock	$7.38	$5.45	$2.53	$0.50	$1.64
Diluted earnings per share:
Class A Common Stock	$4.83	$3.56	$1.66	$0.34	$1.10
Class B Common Stock	$7.38	$5.45	$2.53	$0.50	$1.64
Dividends per share:
Class A Common Stock	$1.20	$0.80	$0.60	$0.56	$0.56
Class B Common Stock	$1.79	$1.19	$0.89	$0.83	$0.83

CorrChoice, Inc., which had been a joint venture of the Company, redeemed all of the outstanding shares of its minority shareholders on September 30, 2003. As a result of this transaction, the results of CorrChoice, Inc. and its subsidiaries were fully consolidated, net of intercompany eliminations, in the Company’s Consolidated Statements of Income for 2006, 2005, 2004 and 2003. In 2003, the Company recorded a minority interest deduction through September 30, 2003. In 2002, the Company recorded a 63.24 percent equity interest in the net income of CorrChoice, Inc.

The results of operations include the effects of pretax restructuring charges of $33.2 million, $35.7 million, $54.1 million, $60.7 million and $2.8 million for 2006, 2005, 2004, 2003 and 2002, respectively, a $2.8 million and $10.3 million pretax debt extinguishment charge for 2005 and 2002, respectively, and large timberland gains of $41.3 and $56.3 million in 2006 and 2005, respectively.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze our consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and notes, which appear elsewhere in this Form 10-K. The terms “Greif,” “our company,” “we,” “us,” and “our” as used in this discussion refer to Greif, Inc. and subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2006, 2005 or 2004, or to any quarter of those years, relate to the fiscal year ending in that year.

Business Segments

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial packaging products such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging, logistics and warehousing. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paint and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, the Company provides a variety of blending and packaging services, logistics and warehousing to customers in many of these same industries in North America.

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

As of October 31, 2006, we owned approximately 266,700 acres of timber properties in the southeastern United States, which is actively managed, and approximately 37,400 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 266,700 acres at October 31, 2006, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 37,400 acres at October 31, 2006, did not have any depletion expense since they are not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Income Taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate as well as related interest.

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

Environmental expenses were $1.6 million in 2006, insignificant in 2005, and $0.6 million in 2004. Environmental cash expenditures were $1.8 million, $2.0 million, and $0.7 million in 2006, 2005 and 2004, respectively. Our reserves for environmental liabilities at October 31, 2006 amounted to

$14.9 million, which included a reserve of $4.6 million related to our facility in Lier, Belgium, $6.0 million related to our blending facility in Chicago, Illinois, acquired in September 2006, and $4.3 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.3 million reserve were not individually significant. The reserve for the Lier, Belgium site is based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. The reserve for the facility in Chicago, Illinois and other larger exposures are based on environmental studies and cost estimates provided by third parties, but the reserves for less significant exposures are principally based on management estimates.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2006. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $2.7 million and $4.0 million for estimated costs related to outstanding claims at October 31, 2006 and 2005, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $0.7 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $19.7 million and $18.2 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2006 and 2005, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

The following table sets forth the net sales and operating profit for each of our business segments for 2006, 2005 and 2004 (Dollars in thousands):

For the years ended October 31,	2006	2005	2004
Net Sales
Industrial Packaging & Services	$1,945,299	$1,804,169	$1,620,790
Paper, Packaging & Services	668,047	607,818	568,136
Timber	15,129	12,310	20,356

Total net sales	$2,628,475	$2,424,297	$2,209,282

‘Operating Profit
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$163,072	$122,818	$111,949
Paper, Packaging & Services	64,401	40,611	29,473
Timber	10,626	7,972	13,888

Total operating profit before the impact of restructuring charges and timberland gains	238,099	171,401	155,310

Restructuring charges:
Industrial Packaging & Services	24,034	31,375	44,975
Paper, Packaging & Services	9,189	4,271	8,936
Timber	15	90	207

Total restructuring charges	33,238	35,736	54,118

Timberland gains:
Timber	41,302	56,268	7,514

Operating profit:
Industrial Packaging & Services	139,038	91,443	66,974
Paper, Packaging & Services	55,212	36,340	20,537
Timber	51,913	64,150	21,195

Total operating profit	$246,163	$191,933	$108,706

Fiscal Year 2006 Compared to Fiscal Year 2005

Overview

Net sales were $2.6 billion in 2006 compared to $2.4 billion in 2005 – an increase of 8 percent excluding the impact of foreign currency translation. The $204.2 million increase was almost entirely attributable to positive contributions from the Industrial Packaging & Services segment ($141.1 million) and the Paper, Packaging & Services segment ($60.2 million). This increase was primarily due to generally higher sales volumes and improved pricing across our product portfolio.

Operating profit was $246.2 million in 2006 compared to $191.9 million in 2005. Operating profit before the impact of restructuring charges and timberland gains was $238.1 million in 2006 compared to $171.4 million in 2005. The $66.7 million increase was due to positive contributions from the Industrial Packaging & Services segment ($40.3 million), the Paper, Packaging & Services segment ($23.8 million) and the Timber segment ($2.7 million). Included in these amounts are gains on asset disposals, including the sale of corporate surplus properties, special use properties, the sale of a closed facility and the disposal of a warehouse. There were $33.2 million and $35.7 million of restructuring charges and $41.3 million and $56.3 million of timberland gains during 2006 and 2005, respectively.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles, blending and packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;
•	Raw material costs, primarily steel, resin and containerboard;
•	Energy and transportation costs;
•	Benefits from the Greif Business System;
•	Restructuring charges; and
•	Impact of foreign currency translation.

In this segment, net sales were $1.9 billion in 2006 compared to $1.8 billion in 2005. Net sales rose 8 percent, excluding the impact of foreign currency translation, for 2006 from last year. The improvement in net sales was primarily due to strong organic growth, which included higher sales volumes in emerging markets such as China and Russia. This segment also benefited from two fourth quarter 2005 tuck-in acquisitions and the acquisition of Delta Petroleum Company, Inc. and its subsidiaries in the fourth quarter of 2006. Sales volumes declined in the United Kingdom and France as a result of restructuring activities.

Operating profit was $139.0 million in 2006 compared to $91.4 million in 2005. Operating profit before the impact of restructuring charges rose to $163.1 million in 2006 from $122.8 million in 2005 primarily due to the improvement in net sales and gross profit margin. The Industrial Packaging & Services segment’s gross profit margin improved to 18.5 percent in 2006 from 16.3 percent in 2005 due to higher sales volumes and the Greif Business System, particularly the impact of strategic sourcing (see “Other Income Statement Changes – Restructuring Charges” below). Restructuring charges were $24.0 million in 2006 compared with $31.4 million last year.

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

In this segment, net sales were $668.0 million in 2006 compared to $607.8 million in 2005 primarily due to higher containerboard prices and higher containerboard, corrugated sheet and multiwall bag sales volumes compared to the prior year.

Operating profit was $55.2 million in 2006 compared to $36.3 million in 2005. Operating profit before the impact of restructuring charges was $64.4 million in 2006 compared to $40.6 million in 2005 primarily due to the improvement in net sales and gross profit margin. The Paper, Packaging & Services segment’s gross profit margin improved to 17.5 percent in 2006 from 15.3 percent in 2005. This improvement over last year was primarily due to higher containerboard pricing levels and the Greif Business System partially offset by approximately $14.7 million in higher energy and transportation costs. Restructuring charges were $9.2 million in 2006 compared to $4.3 million in 2005 (see “Other Income Statement Changes – Restructuring Charges” below).

Timber

The Timber segment consists of approximately 266,700 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,400 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;
•	Gains on sale of timberland; and
•	Sale of special use properties (surplus, higher and better use, and development properties).

Net sales were $15.1 million in 2006 compared to $12.3 million in 2005. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Current year timber sales were in line with our expectations.

Operating profit was $51.9 million in 2006 compared to $64.2 million in 2005. Operating profit before the impact of restructuring charges and timberland gains was $10.6 million (including $4.6 million of profits on special use property sales) in 2006 compared to $8.0 million in 2005. Timberland gains were $41.3 million in 2006 and $56.3 million in 2005, and restructuring charges were insignificant in both years.

In order to maximize the value of our timber property, we have reviewed our current portfolio and have been exploring the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations or for other reasons.
•	HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.
•	Development property, meaning HBU land that with additional investment may have a significantly higher market value than its HBU market value.
•	Timberland, meaning land that is best suited for growing and selling timber.

We report the sale of surplus and HBU property in our consolidated statement of income under “gain on sale of assets” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property will continue to be used by us to productively grow and sell timber until sold.

Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as, proximity to population centers, anticipated population growth in the area, the topography of the land, aesthetic considerations, including access to lakes or rivers, the condition of the surrounding land, availability of utilities, markets for timber and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.

At October 31, 2006, we estimated that there were 63,050 acres in Canada and the United States of special use property, which will be available for sale in the next five to seven years.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, decreased to 81.8 percent in 2006 from 83.9 percent in 2005. Cost of products sold, as a percentage of net sales, primarily decreased as a result of the improvement in net sales and positive contributions from the Greif Business System (see “Other Income Statement Changes – Restructuring Charges” below). These positive factors were partially offset by higher transportation and energy costs compared to 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $259.1 million, or 9.9 percent of net sales, in 2006 compared to $224.7 million, or 9.3 percent of net sales, in 2005. SG&A expenses, as a percentage of net sales, increased primarily due to higher accruals for performance-based incentive plans resulting from improvements in our results.

Restructuring Charges

During 2006, we recorded restructuring charges of $33.2 million, consisting of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees and $6.1 million in other restructuring costs, primarily consisting of moving and lease terminations costs. Four company-owned plants have been closed. Three plants in the Paper, Packaging & Services segment and one in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment reduced the number plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2006 was 281.

Our transformation to the Greif Business System, which began in 2003, continues to generate productivity improvements and achieve permanent cost reductions via improved labor productivity, material yield, other manufacturing efficiencies, footprint rationalization, strategic sourcing and SG&A optimization. The transformation efforts began in 2003 with a focus on SG&A optimization, which has resulted in approximately $60 million of annual cost savings.

In 2004 and 2005, we focused on becoming a leaner, more market-focused/performance-driven company. This final phase of the transformation to the Greif Business System has achieved additional annualized benefits of approximately $65 million.

Based on the foregoing we have achieved cumulative annual benefits from the Greif Business System of approximately $175 million through the end of 2006, including approximately $50 million in 2006. Additional incremental contributions from the Greif Business System are expected to be approximately $30 million in 2007. Any 2007 restructuring costs are expected to relate to acquisition integration in the Industrial Packaging & Services segment and further implementation of the Greif Business System in the Paper, Packaging & Services segment.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland decreased $15.0 million to $41.3 million in 2006 as compared to $56.3 million in 2005. These gains are the result of sales of timberland and are volatile from period to period.

In May 2005, we completed the first phase of the $90 million sale of 56,000 acres of timberland, timber and associated assets. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for $51.0 million, resulting in a gain of $42.1 million in the third quarter of 2005. In the second phase, 15,300 acres of our timberland holdings in Florida were sold for $29.3 million, resulting in a gain of $27.4 million in the first quarter of 2006. In the final phase, we sold 5,700 acres of timberland in the second quarter of 2006 for $9.7 million, resulting in a gain of $9.0 million.

Interest Expense, Net

Interest expense, net, was $36.0 million and $39.3 million in 2006 and 2005, respectively. The decrease was primarily due to interest received on higher cash and cash equivalents balances, partially offset by interest paid on higher long-term and short-term borrowings, during 2006 compared to 2005.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge in 2005. There was no debt extinguishment charge in 2006.

Other Income (Expense), Net

Other expense, net, was $2.3 million in 2006 compared to other income, net, of $2.4 million in 2005. The decrease was primarily due to the recording of $0.4 million in net gains related to foreign currency translation in 2006 versus $3.4 million in 2005 and other infrequent non-operating items recorded in 2005.

Income Tax Expense

During 2006, the effective tax rate was 30.7 percent as compared to 30.9 percent in 2005. In future years, the effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $1.9 million for 2006 as compared to $0.5 million for 2005. We have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of Balmer-Lawrie Van Leer.

Net Income

Based on the foregoing, net income increased $37.4 million to $142.1 million for 2006 from $104.7 million in 2005.

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

Operating profit was $191.9 million in 2005 compared with operating profit of $108.7 million in 2004. Restructuring charges were $35.7 million and $54.1 million and timberland gains were $56.3 million and $7.5 million during 2005 and 2004, respectively. Operating profit before the impact of restructuring charges and timberland gains increased 10 percent to $171.4 million in 2005 compared with $155.3 million in 2004. This increase was primarily attributable to the Industrial Packaging & Services segment ($10.9 million increase) and the Paper, Packaging & Services segment ($11.1 million increase), partially offset by a $5.9 million decline in the Timber segment due to lower planned sales for the year.

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

Timber

As of October 31, 2005, the Timber segment owned approximately 250,000 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,000 acres in Canada. The key factors influencing profitability in 2005 compared to 2004 in the Timber segment were:

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

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $224.7 million, or 9.3 percent of net sales, in 2005 compared to $218.8 million, or 9.9 percent of net sales, in 2004. SG&A expenses, as a percentage of net sales, declined primarily as a result of the Greif Business System and our continued focus on controllable costs. In 2005, professional fees related to compliance with §404 of the Sarbanes-Oxley Act of 2002 were approximately $3.0 million over the 2004 fees.

Restructuring Charges

As part of the transformation to the Greif Business System, we closed four company-owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. Two of the plants and a distribution center were located in North America and two were located in the United Kingdom. In addition, corporate and administrative staff reductions were made throughout the world. As a result of the transformation to the Greif Business System, during 2005, we recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, we also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of building and equipment were based on recent purchase offers, market comparables and/or data obtained from our commercial real estate broker.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gain on Sale of Timberland

The gain on sale of timberland increased $48.8 million to $56.3 million in 2005 as compared to $7.5 million in 2004. The increase in the gain on sale of timberland in 2005 compared to 2004 was primarily due to the significant May 2005 timberland transaction described below.

In May 2005, we completed the first phase of the $90 million sale of 56,000 acres of timberland, timber and associated assets. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for $51.0 million, resulting in a gain of $42.1 million in the third quarter of 2005.

Interest Expense, Net

Interest expense, net was $39.3 million and $45.3 million in 2005 and 2004, respectively. Lower average debt outstanding was partially offset by higher interest rates during 2005 compared to 2004.

Debt Extinguishment Charge

During the second quarter of 2005, we entered into a new revolving credit facility to improve pricing and financial flexibility. As a result, we recorded a $2.8 million debt extinguishment charge.

Other Income, Net

Other income, net, increased to $2.4 million in 2005 as compared to $0.3 million in 2004. The increase was primarily due to the recording of $1.1 million in net gains related to foreign currency translation in 2005 as compared to net losses of $1.5 million in 2004 and other infrequent non-operating items recorded in 2005.

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

Capital Expenditures and Business Acquisitions

During 2006, 2005 and 2004, we invested $75.6 million, excluding $62.1 million for timberland properties, $67.8 million (excluding $17.5 million for timberland properties), and $50.2 million (excluding $12.6 million for timberland properties), in capital expenditures, respectively. During the fourth quarter of 2006, we completed two acquisitions for an aggregate purchase price of $102.0 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals, and glycol-based products in North America, and an industrial packaging company located in Russia. On November 30, 2006, we acquired the steel drum manufacturing and closures business of Blagden Packaging Group for €205.0 million. In addition, in November 2006, we acquired two small industrial packaging companies in the United States for an aggregate purchase price of $33.7 million. See Note 2 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

We anticipate future capital expenditures excluding the potential purchase of timberland property of approximately

$95 million through October 31, 2007. These expenditures are primarily to replace and improve equipment and to fund new plants in growth markets.

Balance Sheet Changes

The $64.7 million increase in cash and cash equivalents was primarily due to strong cash flows from operating activities, partially offset by acquisitions, capital expenditures, debt repayments and dividends paid.

The $57.0 million increase in trade accounts receivable was due to the increase in sales on a fourth quarter of 2006 versus fourth quarter of 2005 comparison, as well as the Delta acquisition.

The $34.5 million increase in inventories was primarily due to the Delta acquisition.

The $5.0 million decrease in net assets held for sale was related to the close of two plants.

Net property increased by $78.9 million, primarily due to the Delta acquisition and timberland purchases.

Goodwill increased $22.9 million and indefinite-lived intangibles increased $38.4 million. These increases are the result of industrial packaging acquisitions (see Note 2 to the Notes to the Consolidated Financial Statements).

The $67.1 million increase in accounts payable was comprised of $38.6 million due to the Delta acquisition and the timing of payments made to our suppliers.

The $26.9 million decrease in the pension liability was due to a reduction of the additional minimum liability adjustment.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, in 2005 entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. On October 31, 2006, the Credit Agreement was amended to increase the revolving multi-currency credit facility available from $350.0 million to $450.0 million. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2006, $115.2 million was outstanding under the Credit Agreement.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On October 31, 2006, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

We have issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, we purchased $2.0 million of the Senior Subordinated Notes. As of October 31, 2006, the outstanding balances, which included losses on fair value hedges we previously had in place to hedge interest rate risk, was $242.6 million, under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2006, we were in compliance with these covenants. The terms of the Senior Subordinated Notes also limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests.

Trade Accounts Receivable Credit Facility

We entered into a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We also pay a commitment fee. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $120.0 million outstanding under the trade accounts receivable credit facility at October 31, 2006.

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

Sale of European Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and the Italian RPA is €90.0 million ($114.5 million) at October 31, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At October 31, 2006, €70.3 million ($89.5 million) of accounts receivable had been sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the RPA and Italian RPA totaled €1.9 million ($2.3 million) for the year ended October 31, 2006. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

Significant Nonstrategic Timberland Transactions and Consolidation of Variable Interest Entities

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. During 2006, the remaining 21,000 acres of timberland holdings in Florida were sold for $39.0 million, resulting in a pre-tax gain of $36.4 million.

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

We have consolidated the assets and liabilities of STA Timber as of October 31, 2006 and 2005, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation.” Because STA Timber is a separate and distinct legal entity from us, the assets of STA Timber are not available to satisfy our liabilities and obligations and the liabilities of STA Timber are not liabilities or obligations of ours. In addition, we have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, we will not become directly or contingently liable for the payment of the Monetization Notes at any time.

As of October 31, 2006 and 2005, we also consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of an interpretation of Interpretation 46R. However, because the Buyer SPE is a separate and distinct legal entity from us, the assets of the Buyer SPE are not available to satisfy our liabilities and obligations and the liabilities of the Buyer SPE are not liabilities or obligations of ours.

Assets of the Buyer SPE at October 31, 2006, consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2006. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but we do not expect that issuer to fail to meet its obligations. The accompanying consolidated statements of income includes interest expense on STA Timber debt of $2.3 and $1.0 million and interest income on Buyer SPE investments of $2.4 and $1.1 million, for 2006 and 2005, respectively. No comparable activity is included in interest income or interest expense in 2004.

Contractual Obligations

As of October 31, 2006, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$650.1	$28.8	$201.2	$158.2	$261.9
Short-term borrowings	29.3	29.3	—	—	—
Non-cancelable operating leases	38.9	12.5	15.6	7.2	3.6
Liabilities held by special purpose entities	43.3	—	—	—	43.3
Interest on liabilities held by special purpose entities	2.1	0.1	0.2	0.2	1.6

Total contractual cash obligations	$763.7	$70.7	$217.0	$165.6	$310.4

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2006, we repurchased 75,228 shares of Class A Common Stock and 23,112 shares of Class B Common Stock (see Item 5 to this Form 10-K for these repurchases). As of October 31, 2006, we had repurchased 1,075,564 shares, including 651,704 shares of Class A Common Stock and 423,860 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999, when this program commenced, through October 31, 2006 was $40.9 million.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2006, 2005 or 2004.

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for us). We do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FAS109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of November 1, 2007 (2008 for us), as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, the adoption of FIN No. 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective in fiscal years beginning after November 15, 2007 (2008 for us). Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006 (2007 for us). The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008 (2009 for us). Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Credit Agreement, proceeds from our Senior Subordinated Notes and trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

We had interest rate swap agreements with an aggregate notional amount of $130.0 million at October 31, 2006 and 2005, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest either monthly or quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts. As of October 31, 2005, we were also party to agreements with an aggregate notional amount of $150 million in which we received interest semi-annually from the counterparties equal to a fixed rate and paid interest based on LIBOR plus a margin; these agreements were terminated during the first quarter of 2006. In conjuction with this termination, we paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on outstanding interest rate swap contracts, which represented their fair values, in the amount of $1.0 million and $6.6 million was recorded at October 31, 2006 and 2005, respectively. We also had cross-currency interest rate swaps outstanding at October 31, 2006 as described in the Foreign Currency Risk section below.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2006 and 2005. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest either monthly or quarterly from the counterparties and pay interest either monthly or quarterly to the counterparties. Under the fair value swap agreements, we received interest semi-annually from the counterparties and paid interest semi-annually to the counterparties.

The fair values of the Credit Agreement, Senior Subordinated Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2006 and 2005. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2006 and 2005.

FINANCIAL INSTRUMENTS

As of October 31, 2006

(Dollars in millions)

	Expected Maturity Date							Total	Fair Value
	2007	2008	2009	2010	2011	After 2011
Credit Agreement:
Scheduled amortizations	$—	$—	$—	$115	$—		$—	$115	$115
Average interest rate(1)	5.85%	5.85%	5.85%	5.85%	—		—	5.85%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—		$248	$248	$256
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%		8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$120	$—	$—	$—		$—	$120	$120
Average interest rate(1)	5.87%	5.87%	—	—	—		—	5.87%
Interest rate swaps:
Scheduled amortizations	$—	$130	$—	$—	$—	$		$130	$(1)
Average pay rate(2)	5.56%	5.56%	—	—	—		—	5.56%
Average receive rate(3)	5.39%	5.39%	—	—	—		—	5.39%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2006. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2006. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2006. The rates presented are not intended to project our expectations for the future.

FINANCIAL INSTRUMENTS

As of October 31, 2005

(Dollars in millions)

	Expected Maturity Date
	2006	2007	2008	2009		2010	After 2010	Total	Fair Value
Credit Agreement:
Scheduled amortizations	$—	$—	$—	$		$86	$—	$86	$86
Average interest rate(1)	4.83%	4.83%	4.83%		4.83%	4.83%	—	4.83%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—		$—	$—	$242	$242	$260
Average interest rate	8.88%	8.88%	8.88%		8.88%	8.88%	8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$96		$—	$—	$—	$96	$96
Average interest rate(1)	4.59%	4.59%	4.59%		—	—	—	4.59%
Interest rate swaps:
Scheduled amortizations	$80	$—	$50		$—	$—	$150	$280	$(7)
Average pay rate(2)	7.07%	7.62%	7.62%		8.11%	8.11%	8.11%	7.07%
Average receive rate(3)	6.51%	7.58%	7.58%		8.88%	8.88%	8.88%	6.51%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2005. The rates presented are not intended to project our expectations for the future.
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

Based on a sensitivity analysis performed by the counterparties at October 31, 2006, a 100 basis point increase in interest rates would increase the fair value of the swap agreements by $2.1 million resulting in an asset of $1.1 million. Conversely, a 100 basis point decrease in interest rates would decrease the fair value of the swap agreements by $2.1 million resulting in a liability of $3.1 million.

Foreign Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in foreign currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

At October 31, 2006, we had cross-currency swaps to hedge our net investment in our European subsidiaries. Under these agreements, we receive interest semi-annually from the counterparties equal to a fixed rate on $248.0 million and pay interest at a fixed rate on €206.7 million. Upon maturity of these swaps on August 1, 2007, we will be required to pay

€206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $14.2 million, representing their fair values, was recorded at October 31, 2006.

At October 31, 2006, we had outstanding foreign currency forward contracts in the notional amount of $45.2 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge our exposure to foreign currency translation, foreign currency transactions and short-term intercompany loan balances with our international businesses. The fair value of these contracts resulted in a gain of $2.1 million recorded in other comprehensive income and loss of $0.1 million recorded in the consolidated statements of income at October 31, 2006. The fair value of similar contracts resulted in a loss of $0.2 million recorded in the consolidated statements of income at October 31, 2005.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the foreign currencies uniformly strengthened by 10 percent, the fair value of these instruments would decrease by $30.5 million to a net loss of $42.7 million, which would include $41.3 million in other comprehensive loss on the balance sheet. Conversely, if the foreign currencies uniformly weakened by 10 percent, the fair value of these instruments would increase by $31.7 million to a net gain of $19.5 million, which would include $13.5 million in other comprehensive income on the balance sheet.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. We do not currently engage in material hedging of commodities, other than natural gas, because there is usually a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our natural gas contracts resulted in a $1.0 million loss recorded in other comprehensive income at October 31, 2006. A sensitivity analysis to changes in natural gas prices indicates that if natural gas prices decreased by 10 percent, the fair value of these instruments would decrease by $0.6 million to a net loss of $2.1 million. Conversely, if the natural gas prices increased by 10 percent, the fair value of these instruments would increase by $0.8 million to a net loss of $0.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2006	2005	2004
Net sales	$2,628,475	$2,424,297	$2,209,282
Cost of products sold	2,149,271	2,033,510	1,836,432

Gross profit	479,204	390,787	372,850
Selling, general and administrative expenses	259,122	224,729	218,821
Restructuring charges	33,238	35,736	54,118
Gain on sale of timberland	41,302	56,268	7,514
Gain on disposal of properties, plants and equipment, net	18,017	5,343	1,281

Operating profit	246,163	191,933	108,706
Interest expense, net	35,993	39,255	45,264
Debt extinguishment charge	—	2,828	—
Other income (expense), net	(2,299)	2,405	328

Income before income tax expense and equity in earnings of affiliates and minority interests	207,871	152,255	63,770
Income tax expense	63,816	47,055	15,624
Equity in earnings of affiliates and minority interests	(1,936)	(544)	(377)

Net income	$142,119	$104,656	$47,769

Basic earnings per share:
Class A Common Stock	$4.93	$3.64	$1.69
Class B Common Stock	$7.38	$5.45	$2.53
Diluted earnings per share:
Class A Common Stock	$4.83	$3.56	$1.66
Class B Common Stock	$7.38	$5.45	$2.53

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$187,101	$122,411
Trade accounts receivable, less allowance of $8,575 in 2006 and $8,475 in 2005	315,661	258,636
Inventories	205,004	170,533
Deferred tax asset	15,814	10,088
Net assets held for sale	3,374	8,410
Prepaid expenses and other current assets	66,083	55,874

	793,037	625,952

Long-term assets
Goodwill, net of amortization	286,552	263,703
Other intangible assets, net of amortization	63,587	25,015
Assets held by special purpose entities (Note 6)	50,891	50,891
Other long-term assets	52,985	55,706

	454,015	395,315

Properties, plants and equipment
Timber properties, net of depletion	195,115	139,372
Land	81,768	75,464
Buildings	317,110	317,791
Machinery and equipment	930,924	852,926
Capital projects in progress	53,099	38,208

	1,578,016	1,423,761
Accumulated depreciation	(637,067)	(561,705)

	940,949	862,056

	$2,188,001	$1,883,323

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$301,753	$234,672
Accrued payroll and employee benefits	65,513	45,252
Restructuring reserves	8,391	10,402
Short-term borrowings	29,321	17,173
Other current liabilities	86,321	75,485

	491,299	382,984

Long-term liabilities
Long-term debt	481,408	430,400
Deferred tax liability	179,329	133,837
Pension liability	18,639	45,544
Postretirement benefit liability	47,702	47,827
Liabilities held by special purpose entities (Note 6)	43,250	43,250
Other long-term liabilities	77,488	66,897

	847,816	767,755

Minority interest	4,875	1,696

Shareholders’ equity
Common stock, without par value	56,765	49,251
Treasury stock, at cost	(81,643)	(75,956)
Retained earnings	901,267	793,669
Accumulated other comprehensive income (loss):
—foreign currency translation	1,525	9,117
—interest rate derivatives	(1,861)	(2,738)
—energy derivatives	(945)	—
—minimum pension liability	(31,097)	(42,455)

	844,011	730,888

	$2,188,001	$1,883,323

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$142,119	$104,656	$47,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	90,488	95,098	99,894
Asset impairments	8,326	6,408	4,828
Deferred income taxes	12,302	23,146	(12,106)
Gain on disposals of properties, plants and equipment, net	(18,017)	(5,343)	(1,281)
Gain on sales of timberland (Note 6)	(41,302)	(56,268)	(7,514)
Equity in earnings of affiliates, net of dividends received, and minority interests	1,936	544	377
Gain on insurance settlement	(1,542)	—	—
Trade accounts receivable	(28,782)	56,435	(1,401)
Inventories	(6,506)	20,715	(15,848)
Prepaid expenses and other current assets	(13,977)	(2,182)	3,156
Other long-term assets	(7,158)	(890)	(3,256)
Accounts payable	40,171	(42,835)	113,107
Accrued payroll and employee benefits	20,942	11,444	6,507
Restructuring reserves	(1,801)	(6,426)	1,311
Other current liabilities	(1,027)	(12,565)	(5,211)
Pension and postretirement benefit liability	(11,275)	545	22,421
Other, including long-term liabilities	44,211	(4,106)	(16,513)

Net cash provided by operating activities	229,108	188,376	236,240

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(107,775)	(51,782)	—
Purchases of properties, plants and equipment	(75,630)	(67,842)	(50,163)
Purchases of timber properties	(62,110)	(17,522)	(12,628)
Proceeds from insurance settlement for properties, plants and equipment	2,562	—	—
Proceeds on disposals of properties, plants and equipment	70,408	29,179	15,539

Net cash used in investing activities	(172,545)	(107,967)	(47,252)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,020,340	1,630,463	2,138,629
Payments on long-term debt	(978,786)	(1,666,331)	(2,330,120)
Proceeds from (payments of) short-term borrowings	10,839	5,198	(5,348)
Acquisitions of treasury stock	(6,252)	(12,024)	(2,193)
Exercise of stock options	4,541	23,086	14,192
Dividends paid	(34,521)	(22,906)	(16,893)
Proceeds from liabilities held by special purpose entities (Note 6)	—	43,250	—

Net cash provided by (used in) financing activities	16,161	736	(201,733)

Effects of exchange rates on cash	(8,034)	3,157	1,087

Net increase (decrease) in cash and cash equivalents	64,690	84,302	(11,658)

Cash and cash equivalents at beginning of year	122,411	38,109	49,767

Cash and cash equivalents at end of year	$187,101	$122,411	$38,109

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2003	22,235	$12,207	16,186	$(64,228)	$681,043	$(56,458)	$572,564
Net income					47,769		47,769
Other comprehensive income (loss):
— foreign currency translation						20,969	20,969
— interest rate derivatives, net of income tax expense of $3,145						5,841	5,841
— minimum pension liability adjustment, net of income tax benefit of $8,184						(15,199)	(15,199)

Comprehensive income							59,380

Dividends paid (Note 10):
Class A – $0.60					(6,514)		(6,514)
Class B – $0.89					(10,379)		(10,379)
Treasury shares acquired	(52)		52	(2,225)			(2,225)
Stock options exercised	502	13,103	(502)	1,088			14,191
Tax benefit of stock options		1,990					1,990
Long-term incentive shares issued	2	82	(2)	5			87

As of October 31, 2004	22,687	$27,382	15,734	$(65,360)	$711,919	$(44,847)	$629,094
Net income					104,656		104,656
Other comprehensive income:
— foreign currency translation						3,462	3,462
— interest rate derivatives, net of income tax expense of $2,347						4,359	4,359
— minimum pension liability adjustment, net of income tax expense of $572						950	950

Comprehensive income							113,427

Dividends paid (Note 10):
Class A – $0.80					(9,135)		(9,135)
Class B – $1.19					(13,771)		(13,771)
Treasury shares acquired	(213)		213	(12,024)			(12,024)
Stock options exercised	593	15,723	(593)	1,419			17,142
Tax benefit of stock options		5,944					5,944
Long-term incentive shares issued	4	202	(4)	9			211

As of October 31, 2005	23,071	$49,251	15,350	$(75,956)	$793,669	$(36,076)	$730,888
Net income					142,119		142,119
Other comprehensive income:
— foreign currency translation						(7,592)	(7,592)
— interest rate derivatives, net of income tax expense of $37						877	877
— minimum pension liability adjustment, net of income tax expense of $6,117						11,358	11,358
— energy derivatives						(945)	(945)

Comprehensive income							145,817

Dividends paid (Note 10):
Class A – $1.20					(13,887)		(13,887)
Class B – $1.79					(20,634)		(20,634)
Treasury shares acquired	(98)		98	(6,252)			(6,252)
Stock options exercised	163	4,018	(163)	523			4,541
Stock options expense		930					930
Tax benefit of stock options		1,765					1,765
Long-term incentive shares issued	8	471	(8)	23			494
Directors shares issued	6	330	(6)	19			349

As of October 31, 2006	23,150	$56,765	15,271	$(81,643)	$901,267	$(32,378)	$844,011

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and its subsidiaries (the “Company”) principally manufacture industrial packaging products complemented with a variety of value-added services, including blending, packaging, logistics and warehousing, and containerboard and corrugated products that it sells to customers in many industries throughout the world. The Company has operations in over 40 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

Due to the variety of its products, the Company has many customers buying different products and, due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.

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

There are approximately 8,950 employees of the Company at October 31, 2006.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2006, 2005 or 2004, or to any quarter of those years, relates to the fiscal year ending in that year.

Basis of Consolidation

The consolidated financial statements include the accounts of Greif, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, inventory reserves, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, incentive accruals, restructuring reserves, environmental liabilities, pension and postretirement benefits, income taxes, self-insurance reserves and contingencies. Actual amounts could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition.”

Timberland gains, Timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. Such credit risk is considered by management to be limited due to the Company’s many customers, none of which are considered principal in the total operations of the Company and doing business in a variety of industries throughout the world.

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 70 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 30 percent of consolidated inventories.

During 2006, increases in certain inventory quantities caused an increase in the LIFO inventory values, which resulted in expense of $2.8 million, net of tax. Certain inventory quantity reductions caused a liquidation of LIFO inventory values and the liquidations increased income, net of tax, by $4.0 million and $4.2 million in 2005 and 2004, respectively.

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2006	2005
Finished goods	$53,621	$57,924
Raw materials and work-in-process	186,065	143,168

	239,686	201,092
LIFO reduction	(34,682)	(30,559)

	$205,004	$170,533

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $82.8 million in 2006, $90.1 million in 2005 and $93.2 million in 2004. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 266,700 acres at October 31, 2006, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber acquired. Depletion expense was $3.6 million, $1.3 million and $2.7 million in 2006, 2005 and 2004, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timber properties, which consisted of approximately 37,400 acres at October 31, 2006, is not actively managed at this time, and therefore, no depletion expense is recorded.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have been closed, primarily as a result of the Company’s transformation to the Greif Business System (see Note 5). As of October 31, 2006, there were five locations held for sale (three in the Industrial Packaging & Services segment and two in the Paper, Packaging & Services segment). In 2006, the Company recorded net sales of $16.2 million and a loss before taxes of $5.2 million primarily related to the Paper, Packaging & Services segment. As of October 31, 2005, there were seven locations held for sale (five in the Industrial Packaging & Services segment and two in the Paper, Packaging & Services segment. In 2005, the Company recorded net sales of $7.8 million and a loss before taxes of $1.9 million for these locations. The Paper, Packaging & Services segment recorded no net sales and a loss before taxes of $0.6 million. The Industrial Packaging & Services segment recorded net sales of $7.8 million and a loss before taxes of $1.3 million. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

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

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness is not material. The Company also had interest rate swap agreements to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company had determined that these interest rate swap agreements, designated as fair value hedges, qualify for the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, these hedges were determined to be “perfectly effective,” and there was no requirement to periodically evaluate effectiveness.

The Company enters into foreign currency forward contracts to hedge certain foreign currency transactions and short-term intercompany loan balances with its international businesses. In addition, the Company uses cross-currency swaps to hedge its net investment in its European subsidiaries. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income, net.

The Company uses derivative instruments to hedge a portion of its natural gas purchases. These derivatives are designated as cash flow hedges. The effective portion of the net gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings.

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

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The functional currency for international operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income. The amounts included in other income (expense), net, were $2.0 million, $1.1 million and $(1.5) million in 2006, 2005 and 2004, respectively.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2006	2005	2004
Class A Common Stock:
Basic earnings per share	11,563,761	11,397,565	10,811,696
Assumed conversion of stock options	299,293	339,173	264,694

Diluted earnings per share	11,863,054	11,736,738	11,076,390

Class B Common Stock:
Basic and diluted earnings per share	11,527,629	11,576,903	11,661,540

There were no Class A options that were antidilutive for 2006 (14,000 for 2005 and 12,000 for 2004).

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

In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The Company’s consolidated financial statements for the fiscal year 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) for 2006 was $0.9 million.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statement of income for 2005. If compensation cost had been determined based on fair values at the date of grant under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts):

	2005	2004
Net income as reported	$104,656	$47,769
Deduct total stock option expense determined under fair value method, net of tax	1,282	1,903

Pro forma net income	$103,374	$45,866

Earnings per share:
Class A Common Stock:
Basic – as reported	$3.64	$1.69
Basic – pro forma	$3.60	$1.62
Diluted – as reported	$3.56	$1.66
Diluted – pro forma	$3.52	$1.60
Class B Common Stock
Basic and diluted – as reported	$5.45	$2.53
Basic and diluted – pro forma	$5.39	$2.43

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2006. For any options granted subsequent to October 31, 2005, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, we will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated.

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

Self-Insurance

The Company is self-insured with respect to certain of its medical and dental claims and certain of its workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and workers’ compensation claims and claims incurred but not reported of $2.7 million and $19.7 million, respectively, at October 31, 2006 and $4.0 million and $18.2 million, respectively, at October 31, 2005.

Other Income (Expense) , Net

Other Income (Expense), net primarily represents rental income, foreign exchange gains (losses) and other infrequent non-operating items.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2006 presentation.

Recent Accounting Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for the

Company). The Company does not expect the adoption of this statement to have a material impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (2008 for the Company). The Company will adopt FIN 48 as of November 1, 2007 (2008 for the Company), as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN No. 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007 (2009 for the Company). Management is currently evaluating the impact that the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006 (2007 for the Company). The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008 (2009 for the Company). Management is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

Industrial Packaging & Services Acquisitions

During the fourth quarter of 2006, the Company completed two acquisitions for an aggregate purchase price of $102.0 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals and glycol-based products in North America, and an industrial packaging company located in Russia.

These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $99.7 million (including $25.7 million of inventory and $28.0 million of accounts receivable) and the estimated liabilities assumed were $46.9 million. Identifiable intangible assets, with a combined fair value of $29.4 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for one of these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $22.3 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

During 2005, the Company acquired three separate industrial packaging companies in North America for an aggregate purchase price of $64.5 million. One of the acquisitions includes a payment of $5.0 million in 2008 and a contingent payment of 1 percent of the United States fibre drum net sales for the twelve months preceding the third anniversary of the closing. The Company has recorded $4.0 million, which is the net present value of the $5.0 million future payment at the date of acquisition, as a liability.

These 2005 acquisitions, included in operating results from the acquisition dates (two in October 2005 and one in June of

2005), were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $18.0 million (including $5.7 million of inventory and $6.3 million of accounts receivable) and the liabilities assumed were $4.0 million. Identifiable intangible assets, with a combined fair value of $14.3 million, including trademarks, patents and other proprietary information, and certain non-compete agreements, have been recorded for all three of these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $38.6 million was recorded as goodwill.

Had the transactions occurred on November 1, 2003, results of operations would not have differed materially from reported results.

Subsequent to the Company’s 2006 year end, in November 2006, the Company acquired the steel drum manufacturing and closures business of Blagden Packaging Group, an industrial packaging company in Europe and Asia, for an aggregate purchase price of €205.0 million. This purchase price is subject to a post-closing adjustment, either upward or downward, based upon the working capital and net financial debt of the acquired businesses of the Blagden Packaging Group as of the closing date. In addition, in November 2006, the Company acquired two small industrial packaging companies in the United States for an aggregate purchase price of $33.7 million. The effect of these acquisitions will be accounted for using the purchase method of accounting during the first quarter of 2007.

NOTE 3 – SALE OF EUROPEAN ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €90 million ($114.6 million) at October 31, 2006.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At October 31, 2006 and 2005, €70.3 million ($89.5 million) and €56.9 million ($68.3 million), respectively, of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.9 million ($2.3 million) and €1.2 million ($1.5 million) for the years ended October 31, 2006 and 2005, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2006 and 2005 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2004	$204,975	$32,828	$237,803
Goodwill acquired	38,563	—	38,563
Goodwill adjustments	(12,040)	—	(12,040)
Currency translation	(623)	—	(623)

Balance at October 31, 2005	230,875	32,828	263,703
Goodwill acquired	38,396		38,396
Goodwill adjustments	(13,592)		(13,592)
Currency translation	(1,955)		(1,955)

Balance at October 31, 2006	$253,724	$32,828	$286,552

The 2006 goodwill acquired of $38.4 million is preliminary and primarily relates to acquisition of industrial packaging companies in North America and Russia as well as purchase price adjustments from 2005 industrial packaging company acquisitions (see Note 2). The 2006 goodwill adjustment primarily represents the net reduction in goodwill of $9.5 million for the recognition of a deferred tax asset and the reversal of a tax contingency reserve related to the Van Leer Industrial Packaging acquisition closed in March 2001. The preceding adjustment to goodwill described above was made in accordance with SFAS 141, “Business Combinations” and applicable accounting pronouncements pertaining to tax matters existing at the business combination date. Besides the goodwill adjustment above, we reclassed $13.4 million from goodwill to intangible assets and recorded additional goodwill of $9.2 million primarily from purchase price adjustments related to the 2005 acquisitions.

The 2005 goodwill acquired of $38.6 million relates to three separate acquisitions of industrial packaging companies in North America. The 2005 goodwill adjustment primarily represents the recognition of a $2.2 million deferred tax asset as well as $9.8 million reversal of a tax contingency reserve which was originally set up in purchase accounting to provide for retrospective assessment of corporation tax for the years 1990 to

1999. The Company received a favorable ruling on the tax contingency matter from the Dutch courts in 2005. Both of these adjustments relate to the Van Leer Industrial Packaging acquisition closed in March 2001.

All intangible assets for the periods presented, excluding the goodwill items discussed above and except for $3.4 million, net, related to the Tri-Sure Trademark, are subject to amortization and are being amortized using the straight-line method over periods that range from 2 to 20 years. The details of other intangible assets by class as of October 31, 2006 and October 31, 2005 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2006:
Trademarks and patents	$17,290	$7,992	$9,298
Non-compete agreements	5,033	3,709	1,324
Customer relationships	43,115	2,343	40,772
Other	15,575	3,382	12,193

Total	$81,013	$17,426	$63,587

October 31, 2005:
Trademarks and patents	$18,510	$7,411	$11,099
Non-compete agreements	9,625	8,978	647
Customer relationships	7,815	1,015	6,800
Other	9,229	2,760	6,469

Total	$45,179	$20,164	$25,015

During 2006, other intangible assets increased by $35.8 million primarily due to the 2006 acquisition of an industrial packaging company in North America which accounted for an increase of $29.2 million, and reclassification of $13.4 million from goodwill related to the 2005 acquisitions. Amortization expense was $4.1 million, $3.7 million and $4.0 million for 2006, 2005 and 2004, respectively. Amortization expense for the next five years is expected to be $5.6 million in 2007, $5.5 million in 2008, $5.5 million in 2009, $5.4 million in 2010 and $4.4 million in 2011.

NOTE 5 – RESTRUCTURING CHARGES

During 2006, the Company recorded restructuring charges of $33.2 million, consisting of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees, and $6.1 million in other restructuring costs, primarily consisting of moving and lease termination costs. Four company-owned plants closed during 2006. Three plants in the Paper, Packaging & Services segment, and one in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment reduced the number of plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2006 was 281.

For each business segment, costs incurred in 2006 are as follows (Dollars in thousands):

	Amounts Incurred in 2006	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$12,023	$15,853
Asset impairments	6,177	6,187
Professional fees	225	500
Other costs	5,609	8,139

	24,034	30,679

Paper, Packaging & Services:
Employee separation costs	4,799	4,930
Asset impairments	2,148	3,300
Professional fees	1,774	2,000
Other costs	472	550

	9,193	10,780

Timber:
Employee separation costs	9	9
Asset impairments	—	—
Professional fees	3	3
Other costs	(1)	(1)

	11	11

Total	$33,238	$41,470

Following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2006 and 2005 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2004	$15,230	$2,053	$—	$17,283
Costs incurred and charged to expense	15,699	13,629	6,408	35,736
Costs paid or otherwise settled	(20,712)	(15,497)	(6,408)	(42,617)

Balance at October 31, 2005	10,217	185	—	10,402
Costs incurred and charged to expense	16,831	8,082	8,325	33,238
Costs paid or otherwise settled	(18,657)	(8,267)	(8,325)	(35,249)

Balance at October 31, 2006	$8,391	$—	$—	$8,391

During 2004, as part of the transformation to the Greif Business System, the Company closed five company-owned plants, four in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment. The Company recorded restructuring charges of $54.1 million, consisting of $17.0 million in employee separation costs, $4.8 million in asset impairments, $19.7 million in professional fees directly related to transformation to the Greif Business System and $12.6 million in other costs during 2004. The Company closed four company owned plants and a distribution center in the Industrial Packaging & Services segment during 2005. Two of the plants and a distribution center were located in North America and two were located in the United Kingdom. In addition, corporate and administrative staff reductions were made throughout the world. As a result of the transformation to the Greif Business System, during 2005, the Company recorded restructuring charges of $31.8 million, consisting of

$15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented moving and lease termination costs. During 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of building and equipment were based on recent purchase offers, market comparables and/or data obtained from the Company’s commercial real estate broker.

A total of 1,574 employees have been terminated in connection with the transformation to the Greif Business System from 2003 to 2005.

NOTE 6 – SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90.0 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. During 2006, the Company sold 21,000 acres of timberland holdings in Florida for $39.0 million in cash, resulting in a pre-tax gain of $36.4 million.

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

The Company has consolidated the assets and liabilities of STA Timber as of October 31, 2006 and 2005, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities Interpretation.” Because STA Timber is a separate and distinct legal entity from the Company, the assets of STA Timber are not available to satisfy the liabilities and obligations of the Company and the liabilities of STA Timber are not liabilities or obligations of the Company. In addition, the Company has not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, the Company will not become directly or contingently liable for the payment of the Monetization Notes at any time.

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

Assets of the Buyer SPE at October 31, 2006 and 2005 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2006 and 2005. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying income statement includes interest expense on STA Timber debt of $2.3 million and interest income on Buyer SPE investments of $2.4 million as of October 31, 2006 compared to $1.0 million and $1.1 million, respectively as of October 31, 2005.

NOTE 7 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2006	October 31, 2005
Credit Agreement	$115,198	$85,655
Senior Subordinated Notes	242,560	241,889
Trade accounts receivable credit facility	120,000	95,711
Other long-term debt	3,650	7,145

	481,408	430,400
Less current portion	—	—

	$481,408	$430,400

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility. On October 31, 2006, the Credit Agreement was amended to increase the principal amount available from $350.0 million to $450.0 million. The revolving multicurrency credit facility is available for acquisitions, ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2006, $115.2 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.18 percent and 4.10 percent for the years ended October 31, 2006 and 2005, respectively. The interest rate was 5.85 percent and 4.83 percent at October 31, 2006 and 2005, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At October 31, 2006, the Company was in compliance with these covenants.

Senior Subordinated Notes

On July 31, 2002, the Company issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million,

receiving net proceeds of approximately $248.0 million before expenses. During the third quarter of 2005, the Company purchased $2.0 million of the Senior Subordinated Notes at a premium ($0.2 million), which was charged to interest expense. At October 31, 2006, the outstanding balance of $242.6 million included deferred losses on fair value hedges the Company previously had in place to hedge interest rate risk. At October 31, 2005, the outstanding balance of $241.9 million included losses on the mark-to-market of the fair value interest rate swap agreement the Company had in place to hedge interest rate risk. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent. The Senior Subordinated Notes do not have required principal payments prior to maturity on August 1, 2012. However, the Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, to the redemption date:

Year	Redemption Price
2007	104.438%
2008	102.958%
2009	101.479%
2010 and thereafter	100.000%

In addition, prior to August 1, 2007, the Company may redeem the Senior Subordinated Notes by paying a specified “make-whole” premium.

The fair value of the Senior Subordinated Notes was approximately $256.0 million and $260.0 million at October 31, 2006 and 2005, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At October 31, 2006, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 17.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (5.87 percent and 4.59 percent interest rate as of October 31, 2006 and 2005, respectively). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. As of October 31, 2006, there was a total of $120.0 million outstanding under the trade accounts receivable credit facility.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $33.0 million, comprised of $3.7 million in long-term debt and $29.3 million in short-term borrowings, at October 31, 2006 and outstanding debt of $24.3 million, comprised of $7.1 million in long-term debt and $17.2 million in short-term borrowings, at October 31, 2005.

Annual maturities of the Company’s long-term debt are $122.2 million in 2008, $115.2 million in 2010, and $244.0 million thereafter.

At October 31, 2006 and 2005, the Company had deferred financing fees and debt issuance costs of $8.0 million and $8.9 million, respectively, which are included in other long-term assets.

During 2006, the Company paid $44.9 million of interest ($42.3 million in 2005 and $43.6 million in 2004) related to its long-term obligations. Interest of $0.1 million in 2006, $0.1 million in 2005 and $0.6 million in 2004 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $12.5 million in 2007, $8.9 million in 2008, $6.6 million in 2009, $4.4 million in 2010, $2.8 million in 2011, and $3.6 million thereafter. Rent expense was $23.2 million in 2006, $20.7 million in 2005, and $20.3 million in 2004.

NOTE 8 – FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2006 and 2005 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $ 499.2 million and $447.8 million as compared to the carrying amounts of $481.4 million and $430.4 million at October 31, 2006 and 2005, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million and $280.0 million at October 31, 2006 and 2005, respectively, with various maturities through 2012. Under certain of these agreements, the Company receives interest either monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.56 percent at October 31, 2006) over the life of the contracts. The Company was also party to agreements in which it received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent and paid interest based on LIBOR plus a margin that were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on outstanding interest rate swap contracts, which represented their fair values, in the amount of $1.0 million and $6.6 million was recorded at October 31, 2006 and 2005, respectively.

At October 31, 2006, the Company also had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $14.2 million, representing their fair values, was recorded at October 31, 2006, and a comprehensive loss of $14.2 million was recorded for the year ended October 31, 2006.

At October 31, 2006, the Company had outstanding foreign currency forward contracts in the notional amount of $45.2 million ($21.5 million at October 31, 2005). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $2.1 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income for the year ended October 31, 2006. The fair value of similar contracts resulted in a loss of $0.2 million recorded in the consolidated statements of income for the year ended October 31, 2005.

During 2006, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2007. The fair value of the energy hedges was in an unfavorable position of $1.5 million ($0.9 million net of tax) at October 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the year ended October 31, 2006.

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

During the next twelve months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $1.0 million after tax at the time the underlying hedge transactions are realized.

NOTE 9 – CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of one cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to a half-cent a share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s capital stock, without par value (Class A and Class B common shares), and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2006:
Class A Common Stock	32,000,000	21,140,960	11,634,153	9,506,807
Class B Common Stock	17,280,000	17,280,000	11,515,533	5,764,467

October 31, 2005:
Class A Common Stock	32,000,000	21,140,960	11,532,356	9,608,604
Class B Common Stock	17,280,000	17,280,000	11,538,645	5,741,355

NOTE 10 – STOCK BASED COMPENSATION

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

In 2005, 109,575 stock options were granted under the 2001 Plan with option prices of $48.13 per share. Under the 2005 Directors Plan, in 2005 14,000 options were granted to outside directors with option prices of $64.35 per share.

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

	2005	2004
Dividend yield	1.14%	2.07%
Volatility rate	34.00%	33.40%
Risk-free interest rate	3.88%	3.31%
Expected option life	6 years	6 years

The fair values of shares granted 2005 and 2004 were $17.63 and $11.14, respectively, as of the grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	979	$30.68	1,483	$28.24	2,021	$28.17
Granted	—	$—	124	$49.97	12	$36.99
Forfeited	—	$—	35	$26.75	48	$27.76
Exercised	162	$27.88	593	$28.83	502	$28.25

Ending balance	817	$31.24	979	$30.68	1,483	$28.24

Our results of operations for the fiscal year ended October 31, 2006 include $0.6 million of share based compensation expense for stock options (net of approximately $0.3 million of income taxes).

As of October 31, 2006, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$18-$28	353,262	6 years
$28-$38	342,560	5 years
$48-$58	108,825	8 years
$58-$68	12,000	9 years

There are 707,822 options that were exercisable at October 31, 2006 (870,370 options at October 31, 2005 and 1,240,000 options at October 31, 2004).

NOTE 11—INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2006	2005	2004
Current:
Federal	$22,112	$8,072	$—
State and local	754	884	165
International	30,142	19,506	18,612

	53,008	28,462	18,777
Deferred	10,808	18,593	(3,153)

	$63,816	$47,055	$15,624

International income before income tax expense amounted to $105.1 million in 2006 ($76.4 million in 2005 and $76.0 million in 2004).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2006	2005	2004
United States federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax (cost) benefit	3.5%	3.2%	(0.3)%
Other non-deductible expenses and international tax rates	(7.8)%	(7.3)%	(10.2)%

	30.7%	30.9%	24.5%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2006	2005
Vacation accrual	$2,313	$2,060
Bad debt reserves	1,710	1,145
Incentives	3,548	—
Restructuring reserves	3,336	2,440
Other current assets	4,907	4,443

Current deferred tax asset	$15,814	$10,088

Net operating loss carryforwards	$75,581	$71,100
Derivatives instruments	857	710
Minimum pension liability	16,744	22,861
Deferred compensation	1,912	2,032
Environmental reserves	2,948	456
Foreign tax credits	1,758	1,267
Workers compensation	1,657	2,801
Post-Retirement	12,112	12,111
Captive insurance operations	8,265	5,129
Other	1,780	5,877

	$123,614	$124,344
Valuation allowance for long-term deferred tax asset	(57,773)	(45,314)

Long-term deferred tax asset	$65,841	$79,030

Current deferred tax liability	$—	$—

Properties, plants and equipment	$117,599	$123,539
Goodwill and other intangible assets	34,637	16,920
Timberland transactions	86,909	66,751
Pension	6,025	5,657

Long-term deferred tax liability	$245,170	$212,867

At October 31, 2006, the Company had tax benefits from international net operating loss carryforwards of approximately $68.1 million for international income tax purposes of which a significant portion begin expiring in 2011. At October 31, 2006, valuation allowances of approximately $57.8 million have been provided against the tax benefits from international net operating loss carryforwards. Most of these valuation allowances are provided for international net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2006 the Company had undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings.

During 2006, the Company paid $33.7 million in income taxes ($20.6 million in 2005 and $9.6 million in 2004).

NOTE 12 – RETIREMENT PLANS

The Company has certain non-contributory defined benefit pension plans in the United States, Australia, Germany, Netherlands, South Africa and United Kingdom. The Company uses a measurement date of August 31 for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which were 123,752 Class A shares and 80,355 Class B shares at both October 31, 2006 and 2005.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2006	2005	2004
Service cost	$14,743	$12,362	$12,088
Interest cost	25,379	26,418	24,086
Expected return on plan assets	(30,229)	(30,121)	(27,285)
Amortization of prior service cost	1,047	1,065	720
Amortization of initial net asset	(791)	(791)	(1,018)
Recognized net actuarial loss (gain)	6,639	4,807	3,286
Curtailment and other	(484)	—	—

	$16,304	$13,740	$11,877

The weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2006	2005	2004
Discount rate	5.25%	5.50%	6.00%
Expected return on plan assets (1)	7.53%	7.50%	7.50%
Rate of compensation increase	3.64%	3.50%	3.50%

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

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$500,994	$450,619
Benefit obligation adjustments	(1,195)	1,519
Service cost	14,743	12,362
Interest cost	25,379	26,418
Plan participant contributions	734	883
Amendments	746	2,488
Actuarial loss/(gain)	(17,010)	46,838
Foreign currency effects	16,993	(12,806)
Benefits paid	(25,802)	(25,288)
Curtailment gain	(403)	(2,039)

Benefit obligation at end of year	$515,179	$500,994

Change in plan assets:
Fair value of plan assets at beginning of year	$404,841	$359,726
Fair value of plan assets adjustments	—	7,577
Actual return on plan assets	41,301	59,445
Expense paid	(1,195)	(896)
Plan participant contributions	734	883
Foreign currency effects	16,150	(11,793)
Employer contributions	18,930	14,208
Benefits paid	(24,799)	(24,309)

Fair value of plan assets at end of year	$455,962	$404,841

	2006	2005
Funded status	$(59,217)	$(96,152)
Unrecognized net actuarial loss	87,153	119,625
Unrecognized prior service cost	6,287	6,651
Unrecognized initial net asset	(945)	(1,736)
Additional contributions (September 1 to October 31)	3,344	7,366

Net amount recognized	$36,622	$35,754

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$46,659	$39,450
Accrued benefit liability	(62,403)	(75,723)
Intangible asset	4,525	6,709
Accumulated other comprehensive loss	47,841	65,318

Net amount recognized	$36,622	$35,754

Aggregated accumulated benefit obligations for all plans were $479.0 million and $460.0 million at August 31, 2006 and 2005, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $260.0 million, $239.0 million and $173.0 million, respectively, as of August 31, 2006. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans were $276.0 million, $258.0 million and $278.0 million, respectively, as of August 31, 2006.

Pension plan contributions totaled $18.9 million and $14.2 million during 2006 and 2005, respectively. Contributions during 2007 are expected to be approximately $28.1 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2006 Actual	Target
Equity securities	63%	63%
Debt securities	27%	29%
Other	10%	8%

Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2007	$27,789
2008	$26,837
2009	$27,870
2010	$29,692
2011	$29,723
2012-2016	$168,497

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.9 million in 2006, $1.7 million in 2005 and $1.1 million in 2004.

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2006	2005	2004
Service cost	$30	$22	$60
Interest cost	2,302	3,123	3,109
Amortization of prior service cost	(1,298)	(457)	(443)
Recognized net actuarial loss	695	241	93

	$1,729	$2,929	$2,819

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$42,263	$49,119
Service cost	30	22
Interest cost	2,302	3,123
Plan participant contributions	—	372
Actuarial loss	(5,749)	5,047
Amendments	—	(12,208)
Foreign currency effects	(373)	(402)
Benefits paid	(3,091)	(2,810)

Benefit obligation at end of year	$35,382	$42,263

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	—	2,810
Benefits paid	—	(2,810)

	—
Fair value of plan assets at end of year	$—	$—

Funded status	$35,382	$42,263
Unrecognized net actuarial loss	(5,754)	(12,069)
Unrecognized prior service cost	16,396	18,063

Net amount recognized	$46,024	$48,257

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plans were $2.6 million and $0 respectively, as of August 31, 2006 compared to $4.0 million and $0, respectively as of August 31, 2005.

The measurements assume a discount rate of 6.0 percent in the United States and 9.25 percent in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	8.9%
Ultimate trend rate	4.9%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$101	$(89)
Effect on postretirement benefit obligation	$1,094	$(965)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2007	$4,670
2008	$3,328
2009	$3,373
2010	$3,313
2011	$3,333
2012-2016	$13,874

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

At October 31, 2006 and 2005, the Company had recorded liabilities of $14.9 million and $8.1 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and included in other long-term liabilities.

The Company’s environmental liabilities include a reserve of $4.6 million and $3.9 million at October 31, 2006 and 2005, respectively, related to its facility in Lier, Belgium. The reserve was based on environmental studies that have been conducted at this site. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by the Company at this site.

The Company recorded an additional environmental liability reserve of $6.0 million for the blending facility in Chicago, Illinois acquired in September 2006. The reserve was based upon a third party’s estimate.

The Company also has recorded liabilities of $4.3 million and $4.2 million at October 31, 2006 and 2005, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually significant. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50.0 million aggregate self-insured retention. Liability for this first $50.0 million of unidentified environmental contingencies is shared 70 percent by the seller and 30 percent by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10.0 million, and thereafter the liability is shared 70 percent by the Company and 30 percent by the seller.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2006. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 266,700 acres of timber properties in the southeastern United States. The Company also owns approximately 37,400 acres of timber properties in Canada, which are not actively managed at this time.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2006, except as to information relating to assets which is at October 31, 2006 and 2005 (Dollars in thousands):

	2006	2005	2004
Net sales:
Industrial Packaging & Services	$1,945,299	$1,804,169	$1,620,790
Paper, Packaging & Services	668,047	607,818	568,136
Timber	15,129	12,310	20,356

Total net sales	$2,628,475	$2,424,297	$2,209,282

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$163,072	$122,818	$111,949
Paper, Packaging & Services	64,401	40,611	29,473
Timber	10,626	7,972	13,888

Total operating profit before restructuring charges and timberland gains	238,099	171,401	155,310

	2006	2005	2004
Restructuring charges:
Industrial Packaging & Services	24,034	31,375	44,975
Paper, Packaging & Services	9,193	4,271	8,936
Timber	11	90	207

Total restructuring charges	33,238	35,736	54,118

Timberland gains:
Timber	41,302	56,268	7,514

Total operating profit	$246,163	$191,933	$108,706

Assets:
Industrial Packaging & Services	$1,340,553	$1,103,648
Paper, Packaging & Services	248,364	278,869
Timber	250,310	194,880

Total segment	1,839,227	1,577,397
Corporate and other	348,774	305,926

Total assets	$2,188,001	$1,883,323

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$57,177	$61,687	$63,898
Paper, Packaging & Services	29,569	31,997	33,082
Timber	3,742	1,414	2,914

Total depreciation, depletion and amortization expense	$90,488	$95,098	$99,894

Additions to long-lived assets:
Industrial Packaging & Services	$61,795	$50,569	$29,822
Paper, Packaging & Services	9,245	12,746	14,552
Timber	62,110	17,668	12,588

Total segment	133,150	80,983	56,962
Corporate and other	4,590	4,381	5,829

Total additions to long-lived assets	$137,740	$85,364	$62,791

The following geographic information is presented for each of the three years in the period ended October 31, 2006, except as to asset information that is at October 31, 2006 and 2005 (Dollars in thousands):

	2005	2005	2004
Net sales:
North America	$1,546,381	$1,323,204	$1,252,062
Europe	711,641	740,806	646,839
Other	370,453	360,287	310,38

Total net sales	$2,628,475	$2,424,297	$2,209,282

The following table presents total assets by geographic region (Dollars in thousands):

	2006	2005
Assets:
North America	$1,474,095	$1,243,054
Europe	482,505	426,062
Other	231,401	214,207

Total assets	$2,188,001	$1,883,323

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2006 and 2005 are shown below (Dollars in thousands, except per share amounts):

	Quarter ended
2006	January 31	April 30	July 31	October 31
Net sales	$582,316	$620,107	$690,475	$735,577
Gross profit	$89,672	$109,443	$136,743	143,346
Net income (1)	$33,352	$28,693	$38,336	41,738
Earnings per share
Basic:
Class A Common Stock	$1.16	$0.99	$1.33	$1.44
Class B Common Stock	$1.73	$1.49	$1.99	$2.17
Diluted:
Class A Common Stock	$1.13	$0.97	$1.30	$1.41
Class B Common Stock	$1.73	$1.49	$1.99	$2.17
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	11,545,022	11,545,303	11,589,883	11,611,076
Class B Common Stock	11,538,645	11,521,245	11,521,245	11,520,139
Diluted:
Class A Common Stock	11,868,331	11,858,020	11,871,131	11,948,518
Class B Common Stock	11,538,645	11,530,487	11,521,245	11,520,139
Market price (Class A Common Stock):
High	$68.52	$69.96	$74.99	$97.68
Low	$57.00	$56.75	$59.05	$63.10
Close	$64.22	$67.73	$68.90	$93.71
Market price (Class B Common Stock):
High	$64.70	$64.00	$69.90	$88.49
Low	$54.50	$55.00	$55.50	$60.00
Close	$60.63	$59.13	$64.03	$85.41

(1)	Includes significant timberland gain in the first quarter of 2006. (See Note 6).

	Quarter ended
2005	January 31	April 30	July 31	October 31
Net sales	$582,564	$612,960	$609,046	$619,727
Gross profit	$88,726	$97,918	$93,471	110,672
Net income (1)	$15,136	$16,767	$50,712	22,041
Earnings per share:
Basic:
Class A Common Stock	$0.53	$0.58	$1.76	$0.76
Class B Common Stock	$0.79	$0.88	$2.63	$1.15
Diluted:
Class A Common Stock	$0.52	$0.57	$1.71	$0.75
Class B Common Stock	$0.79	$0.88	$2.63	$1.15
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	11,119,292	11,377,891	11,544,325	11,548,750
Class B Common Stock	11,640,759	11,561,189	11,558,440	11,547,222
Diluted:
Class A Common Stock	11,527,874	11,813,749	11,930,328	11,895,597
Class B Common Stock	11,640,759	11,561,189	11,558,440	11,547,222
Market price (Class A Common Stock):
High	$57.95	$76.89	$75.21	$64.36
Low	$41.60	$57.40	$56.14	$53.61
Close	$57.94	$69.37	$63.00	$61.00
Market price (Class B Common Stock):
High	$55.98	$71.00	$69.50	$61.19
Low	$41.00	$55.50	$53.25	$53.10
Close	$55.32	$64.25	$58.25	$57.50

(1)	Includes a significant timberland gain in the third quarter of 2005 (see Note 6).

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 15, 2006, there were 428 stockholders of record of the Class A Common Stock and 115 stockholders of record of the Class B Common Stock.

NOTE 17 – SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On July 31, 2002, the Company issued $250.0 million of Senior Subordinated Notes, which mature in August 2012 (see Note 7). The Senior Subordinated Notes are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s international subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”).

Presented below are summarized condensed consolidating financial statements of Greif, Inc. (“Parent”), the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries at October 31, 2006 and 2005, and for each of the three years in the period ended October 31, 2006.

These summarized condensed consolidating financial statements are prepared on the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. Therefore, the Guarantor Subsidiaries are combined in the presentation below.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

For the year ended October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,937	$1,451,238	$1,271,174	$(96,874)	$2,628,475
Cost of products sold	3,458	1,208,021	1,034,666	(96,874)	2,149,271

Gross profit	(521)	243,217	236,508	—	479,204

Selling, general and administrative expenses	1,475	140,345	117,302	—	259,122
Restructuring charges	(36)	14,588	18,686	—	33,238
Gain on disposals of properties, plants and equipment, net	—	53,698	5,621	—	59,319

Operating profit	(1,960)	141,982	106,141		246,163
Interest expense, net	27,784	5,812	2,397	—	35,993
Other income (expense), net	(54)	(3,014)	769	—	(2,299)

Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	(29,798)	133,156	104,513	—	207,871
Income tax expense (income)	(9,743)	40,879	32,680	—	63,816
Equity in earnings (losses) of affiliates and minority interests	162,174	—	(1,936)	(162,174)	(1,936)

Net income (loss)	$142,119	$92,277	$69,897	$(162,174)	$142,119

For the year ended October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$5,135	$1,361,988	$1,245,616	$(188,442)	$2,424,297
Cost of products sold	3,722	1,171,704	1,046,526	(188,442)	2,033,510

Gross profit	1,413	190,284	199,090	—	390,787

Selling, general and administrative expenses	1,178	113,231	110,320	—	224,729
Restructuring charges	418	14,993	20,325	—	35,736
Gain on sale of timberland	—	—	—	—	—
Gain on disposals of properties, plants and equipment, net	1,226	59,348	1,037	—	61,611

Operating profit	1,043	121,408	69,482		191,933
Interest expense, net	—	34,294	6,596	—	40,890
Debt extinguishment charge	—	2,828	—	—	2,828
Other income (expense), net	15	(4,073)	8,098	—	4,040

Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	1,058	80,213	70,984	—	152,255
Income tax expense	327	24,790	21,938	—	47,055
Equity in earnings (losses) of affiliates and minority interests	103,925	—	(544)	(103,925)	(544)

Net income (loss)	$104,656	$55,423	$48,502	$(103,925)	$104,656

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$695,219	$622,042	$1,150,908	$(258,887)	$2,209,282
Cost of products sold	592,067	533,935	969,317	(258,887)	1,836,432

Gross profit	103,152	88,107	181,591	—	372,850

Selling, general and administrative expenses	95,613	19,243	103,965	—	218,821
Restructuring charges	7,924	35,441	10,753	—	54,118
Gain on sale of timberland	—	—	—	—	—
Gain on disposals of properties, plants and equipment, net	—	6,925	1,870	—	8,795

Operating profit (loss)	(385)	40,348	68,743	—	108,706
Interest expense, net	38,657	2,189	4,418	—	45,264
Other income (expense), net	(41,110)	32,009	9,429	—	328

Income (loss) before income tax expense (benefit) and equity in earnings (losses) of affiliates and minority interests	(80,152)	70,168	73,754	—	63,770
Income tax expense (benefit)	(19,637)	17,191	18,070	—	15,624
Equity in earnings (losses) of affiliates and minority interests	108,284	—	(377)	(108,284)	(377)

Net income (loss)	$47,769	$52,977	$55,307	$(108,284)	$47,769

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$1,507	$185,594	$—	$187,101
Trade accounts receivable	55,729	59,916	200,016	—	315,661
Inventories	301	81,388	123,315	—	205,004
Other current assets	279,062	28,978	62,282	(285,051)	85,271

	335,092	171,789	571,207	(285,051)	793,037

Long-term assets
Goodwill and other intangible assets	—	253,576	96,563	—	350,139
Assets held by special purpose entities (Note 6)	—	50,891	—	—	50,891
Other long-term assets	1,043,898	824,398	265,462	(2,080,773)	52,985

	1,043,898	1,128,865	362,025	(2,080,773)	454,015

Properties, plants and equipment, net	(616)	709,747	231,818	—	940,949

	$1,378,374	$2,010,401	$1,165,050	$(2,368,824)	$2,188,001

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,692	$66,438	$502,677	$(319,054)	$301,753
Short-term borrowings	—	8,957	23,618	(3,254)	29,321
Other current liabilities	—	401,968	34,410	(276,153)	160,225

	51,692	477,363	560,705	(598,461)	491,299

Long-term liabilities
Long-term debt	481,408	—	—	—	481,408
Liabilities held by special purpose entities (Note 6)		43,250	—	—	43,250
Other long-term liabilities	1,263	166,926	440,997	(286,028)	323,158

	482,671	210,176	440,997	(286,028)	847,816

Minority interest	—	265	4,610	—	4,875

Shareholders’ equity	844,011	1,322,597	158,738	(1,481,335)	844,011

	$1,378,374	$2,010,401	$1,165,050	$(2,365,824)	$2,188,001

CONDENSED CONSOLIDATING BALANCE SHEETS

As of October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$29,513	$92,898	$—	$122,411
Trade accounts receivable	718	140,050	117,868	—	258,636
Inventories	284	54,803	115,446	—	170,533
Other current assets	1,381	24,748	48,243	—	74,372

	2,383	249,114	374,455	—	625,952

Long-term assets
Goodwill and other intangible assets	—	178,782	109,936	—	288,718
Assets held by special purpose entities (Note 6)	—	50,891	—	—	50,891
Other long-term assets	1,146,989	618,851	9,399	(1,719,533)	55,706

	1,146,989	848,524	119,335	(1,719,533)	395,315

Properties, plants and equipment, net	—	586,813	275,243	—	862,056

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$127	$101,755	$132,790	$—	$234,672
Short-term borrowings	—	747	16,426	—	17,173
Other current liabilities	1,620	37,694	91,825	—	131,139

	1,747	140,196	241,041	—	382,984

Long-term liabilities
Long-term debt	416,409	—	13,991	—	430,400
Liabilities held by special purpose entities (Note 6)		43,250	—	—	43,250
Other long-term liabilities	328	250,981	42,796	—	294,105

	416,737	294,231	56,787	—	767,755

Minority interest	—	—	1,696	—	1,696

Shareholders’ equity	730,888	1,250,024	469,509	(1,719,533)	730,888

	$1,149,372	$1,684,451	$769,033	$(1,719,533)	$1,883,323

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,322)	$122,686	$111,744	$—	$229,108

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(107,775)	—	—	(107,775)
Purchases of properties, plants and equipment	—	(40,156)	(35,474)	—	(75,630)
Purchases of timber properties	—	(62,110)	—	—	(62,110)
Proceeds on disposals of properties, plants and equipment	—	59,349	11,059	—	70,408
Proceeds from insurance settlement	—	—	2,562	—	2,562

Net cash provided by (used in) investing activities	—	(150,692)	(21,853)	—	(172,545)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,020,340	—	—	—	1,020,340
Payments on long-term debt	(978,786)	—	—	—	(978,786)
Proceeds from short-term borrowings	—	—	10,839	—	10,839
Dividends paid	(34,521)	—	—	—	(34,521)
Acquisition of treasury stock	(6,252)	—	—	—	(6,252)
Exercise of stock options	4,541	—	—	—	4,541

Net cash provided by (used in) financing activities	5,322	—	10,839	—	16,161

Effects of exchange rates on cash	—	—	(8,034)	—	(8,034)

Net increase in cash and cash equivalents	—	(28,006)	92,696	—	64,690
Cash and cash equivalents at beginning of year	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of year	$—	$1,507	$185,594	$—	$187,101

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2005

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,055)	$59,024	$133,407	$—	$188,376

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(46,481)	(5,301)	—	(51,782)
Purchases of properties, plants and equipment	—	(16,231)	(69,133)	—	(85,364)
Proceeds on disposals of properties, plants and equipment	8,517	19,417	1,245	—	29,179

Net cash provided by (used in) investing activities	8,517	(43,295)	(73,189)	—	(107,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	709,000	—	—	—	709,000
Payments on long-term debt	(744,868)	—	—	—	(744,868)
Proceeds from short-term borrowings	—	—	5,198	—	5,198
Dividends paid	(22,906)	—	—	—	(22,906)
Acquisition of treasury stock	(12,024)	—	—	—	(12,024)
Liabilities held by purpose entities (Note 6)	43,250	—	—	—	43,250
Exercise of stock options	(23,086)	—	—	—	23,086

Net cash provided by (used in) financing activities	(4,462)	—	5,198	—	736

Effects of exchange rates on cash	—	—	3,157	—	3,157

Net increase in cash and cash equivalents	—	15,729	68,573	—	84,302
Cash and cash equivalents at beginning of year	—	13,784	24,325	—	38,109

Cash and cash equivalents at end of year	$—	$29,513	$92,898	$—	$122,411

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended October 31, 2004

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$212,880	$(380)	$23,740	$—	$236,240

Cash flows from investing activities:
Purchases of properties, plants and equipment	(19,120)	(21,880)	(21,791)	—	(62,791)
Proceeds on disposals of properties, plants and equipment	2,625	9,623	3,291	—	15,539

Net cash used in investing activities	(16,495)	(12,257)	(18,500)	—	(47,252)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	(191,491)	—	—	—	(191,491)
Payments on long-term debt	—	—	—	—	—
Payments on short-term borrowings	—	—	(5,348)	—	(5,348)
Dividends paid	(16,893)	—	—	—	(16,893)
Other, net	11,999	—	—	—	11,999

Net cash used in financing activities	(196,385)	—	(5,348)	—	(201,733)

Effects of exchange rates on cash	—	—	1,087	—	1,087

Net increase (decrease) in cash and cash equivalents	—	(12,637)	979	—	(11,658)
Cash and cash equivalents at beginning of year	—	26,421	23,346	—	49,767

Cash and cash equivalents at end of year	$—	$13,784	$24,325	$—	$38,109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greif, Inc.’s internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 27, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

December 27, 2006

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

3.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.

This assessment excluded the internal control over financial reporting of Delta Petroleum Company, Inc. and its subsidiaries and an industrial packaging company in Russia, which were acquired by Greif on September 22, 2006 and August 28, 2006, respectively and whose financial statements reflect total assets and net sales constituting 7.3% and 1.0%, respectively for Delta Petroleum Company, Inc. and 0.1% and 0.0% respectively for an industrial packaging company in Russia, of the consolidated financial statements as of and for the year ended October 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.:

We have audited management’s annual assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Greif, Inc. maintained effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Greif, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Greif, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Greif, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Delta Petroleum Company, Inc. and its subsidiaries (“Delta”) and an industrial packaging company in Russia, which the Company acquired on September 22, 2006 and August 28, 2006, respectively and whose financial statements reflect total assets and net sales constituting 7.3% and 1.0%, respectively for Delta and 0.1% and 0.0% respectively for an industrial packaging company in Russia, of the consolidated financial statements as of and for the year ended October 31, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Delta and an industrial packaging company in Russia.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements and schedule of Greif, Inc. and our report dated December 27, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

December 27, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2007 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2007 Proxy Statement, which information is incorporated herein by reference.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Patrick J. Norton, Vicki L. Avril, Charles R. Chandler and Bruce A. Edwards. Mr. Norton is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Norton is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

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

Information concerning the procedures by which stockholders may recommend nominees to the Company’s Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2007 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2006 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation required by Item 402 of Regulation S-K will be found under the captions “Executive Compensation,” “Director Compensation Arrangements,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation,” and “Performance Graph” in the 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2007 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2007 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2006.

(2)	Financial Statement Schedule:	Page
	Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	72

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits—See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 29, 2006	By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ MICHAEL J. GASSER Michael J. Gasser Chairman of the Board of Directors, Chief Executive Officer, and President (principal executive officer)	/s/ Donald S. Huml Donald S. Huml Executive Vice President and Chief Financial Officer (principal financial officer)

/S/ KENNETH B. ANDRE III Kenneth B. Andre III Vice President, Corporate Controller and Chief Information Officer (principal accounting officer)	WILLIAM B. SPARKS, JR. * William B. Sparks, Jr. Member of the Board of Directors

VICKI L. AVRIL * Vicki L. Avril Member of the Board of Directors	CHARLES R. CHANDLER * Charles R. Chandler Member of the Board of Directors

MICHAEL H. DEMPSEY * Michael H. Dempsey Member of the Board of Directors	BRUCE A. EDWARDS * Bruce A. Edwards Member of the Board of Directors

DANIEL J. GUNSETT * Daniel J. Gunsett Member of the Board of Directors	JUDITH D. HOOK * Judith D. Hook Member of the Board of Directors

PATRICK J. NORTON * Patrick J. Norton Member of the Board of Directors

*

The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors, Chief Executive Officer and President

Each of the above signatures is affixed as of December 29, 2006.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2004:
Allowance for doubtful accounts	$11.2	$0.3	$—	$—	$11.5

Environmental reserves	$8.8	$0.6	$0.8	$(0.7)	$9.5

Year ended October 31, 2005:
Allowance for doubtful accounts	$11.5	$1.0	$0.5	$(4.5)	$8.5

Environmental reserves	$9.5	$—	$(0.5)	$(0.9)	$8.1

Year ended October 31, 2006:
Allowance for doubtful accounts	$8.5	$3.4	$(0.2)	$(3.1)	$8.6

Environmental reserves	$8.1	$2.2	$6.4	$(1.8)	$14.9

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 1-566 (see Exhibit A therein).

3(c)	Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 3(b) therein).

3(d)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 3(c) therein).

3(e)	Amendments to Amended and Restated By-Laws of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004, File No. 1-566 (see Exhibit 3.E therein).

3(f)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 7, 2004, File No. 1-566 (see Exhibit 99.3 therein).

4(a)	Indenture dated as of July 31, 2002, among Greif, Inc., as Issuer, the Subsidiary Guarantors named therein, and J.P. Morgan Trust Company, National Association, as Trustee.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(a) therein).

4(b)	Form of Exchange Note.	Registration Statement on Form S-4, File No. 333-100121 (see Exhibit 4(b) therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(d) therein).

10(e)*	Employment Agreement between William B. Sparks, Jr. and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 1-566 (see Exhibit 10(e) therein).

10(f)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 1-566 (see Exhibit 10(i) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 1-566 (see Exhibit 2 therein).

10(h)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 1-566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 1-566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(m)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(n)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

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

Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2005, File No. 001-00566 (see exhibit 10.1 therein).

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

Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 10(n) therein).

10(t)

Share and Assets Sale Agreement dated October 25, 2006, between Blagden Packaging Nederland B.V., Blagden Packaging Rumbeke NV, Blagden Packaging Michelin NV, Blagden Packaging Swollen B.V. and Vanloon Consulting Services B.V., as Vendors, and Greif Belgium BVBA, Greif Bros. Canada Inc., Greif France Holdings S.A.S, Greif International Holding B.V., Greif Nederland B.V. and Paauw Holdings, B.V., as Purchasers, relating to the acquisition of shares and assets constituting the new steel drum and other packaging business of the Blagden Group.

Current Report on Form 8-K dated December 1, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(u)

First Amendment to Credit Agreement dated as of October 16, 2006, among Greif, Inc., Greif Spain Holdings, S.L., as borrowers, various lending institutions, as lenders, and Deutsche Bank AG, New York Branch, as administrative agent for the lenders.

Contained herein.

10(v)

Second Amendment to Credit Agreement dated as of October 31, 2006, among Greif, Inc., Greif Spain Holdings, S.L., as borrowers, various lending institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent for the lenders, and Deutsche Bank Securities Inc., as lead arranger for the revolver increase referenced therein.

Contained herein.

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Daniel J. Gunsett, David J. Olderman and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 1-566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 1-566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

24(d)	Power of Attorney for Bruce J. Edwards	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.