Form 10-Q
period 2007-01-31
GREIF INC
filed 2007-03-09
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2007 was as follows:

Class A Common Stock	11,825,550 shares
Class B Common Stock	11,515,533 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2007	2006
Net sales	$750,759	$582,316
Cost of products sold	620,673	492,644

Gross profit	130,086	89,672

Selling, general and administrative expenses	74,609	59,454
Restructuring charges	2,037	5,468
Gain on sale of timberland	62	31,569
Gain on disposal of properties, plants and equipment, net	5,139	1,642

Operating profit	58,641	57,961

Interest expense, net	12,034	9,173
Other income (loss), net	(736)	(393)

Income before income tax expense and equity in earnings of affiliates and minority interests	45,871	48,395

Income tax expense	11,559	14,954

Equity in earnings of affiliates and minority interests	(333)	(89)

Net income	$33,979	$33,352

Basic earnings per share:
Class A Common Stock	$1.18	$1.16
Class B Common Stock	$1.75	$1.73

Diluted earnings per share:
Class A Common Stock	$1.15	$1.13
Class B Common Stock	$1.75	$1.73

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31, 2007	October 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$78,470	$187,101
Trade accounts receivable, less allowance of $10,102 in 2007 and $8,575 in 2006	360,394	315,661
Inventories	259,542	205,004
Net assets held for sale	14,479	15,814
Deferred tax assets	3,381	3,374
Prepaid expenses and other current assets	81,821	66,083

	798,087	793,037

Long-term assets
Long-term notes receivable	37,907	626
Goodwill, net of amortization	355,342	286,552
Other intangible assets, net of amortization	148,367	63,587
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	86,852	52,359

	679,359	454,015

Properties, plants and equipment
Timber properties, net of depletion	195,245	195,115
Land	126,764	81,768
Buildings	341,046	317,110
Machinery and equipment	992,626	930,924
Capital projects in progress	77,725	53,099

	1,733,406	1,578,016
Accumulated depreciation	(686,480)	(637,067)

	1,046,926	940,949

	$2,524,372	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2007	October 31, 2006
	(Unaudited)
Current liabilities
Accounts payable	$309,226	$301,753
Accrued payrolls and employee benefits	42,613	65,513
Restructuring reserves	6,377	8,391
Short-term borrowings	50,346	29,321
Other current liabilities	109,910	86,321

	518,472	491,299

Long-term liabilities
Long-term debt	722,300	481,408
Deferred tax liability	210,421	179,329
Pension liability	17,507	18,639
Postretirement benefit liability	46,549	47,702
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	93,504	77,488

	1,133,531	847,816

Minority interest	4,828	4,875

Shareholders’ equity
Common stock, without par value	67,159	56,765
Treasury stock, at cost	(80,991)	(81,643)
Retained earnings	924,930	901,267
Accumulated other comprehensive income (loss):
- foreign currency translation	(10,428)	1,525
- interest rate derivatives	(1,426)	(1,861)
- energy derivatives	(606)	(945)
- minimum pension liability	(31,097)	(31,097)

	867,541	844,011

	$2,524,372	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the three months ended January 31,	2007	2006
Cash flows from operating activities:
Net income	$33,979	$33,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	26,172	24,673
Asset impairments	851	1,173
Deferred income taxes	27,084	13,731
Gain on disposals of properties, plants and equipment, net	(5,907)	(1,643)
Gain on the sale of timberland (Note 8)	(62)	(31,569)
Equity in earnings of affiliates and minority interests	333	89
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	14,316	(6,693)
Inventories	(17,251)	(5,328)
Prepaid expenses and other current assets	(14,203)	(10,424)
Other long-term assets	(30,200)	2,134
Long-term notes receivable	(8,159)	626
Accounts payable	(32,909)	(24,070)
Accrued payroll and employee benefits	(24,791)	(10,979)
Restructuring reserves	(1,990)	(336)
Other current liabilities	12,044	(2,700)
Pension and postretirement benefit liability	(2,247)	267
Other long-term liabilities	25,308	(458)

Net cash provided by (used in) operating activities	2,368	(18,155)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(310,798)	—
Purchases of properties, plants and equipment	(34,303)	(12,559)
Purchases of timber properties	(400)	(35,459)
Increase in notes receivable	(29,748)	—
Proceeds from the sale of properties, plants and equipment	5,694	36,490

Net cash used in investing activities	(369,555)	(11,528)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	609,000	287,727
Payments on long-term debt	(389,685)	(264,112)
Proceeds from short-term borrowings	41,907	9,684
Dividends paid	(10,315)	(6,811)
Acquisitions of treasury stock	—	(3,202)
Exercise of stock options	8,920	1,483

Net cash provided by financing activities	259,827	24,769

Effects of exchange rates on cash	(1,271)	(2,076)

Net decrease in cash and cash equivalents	(108,631)	(6,990)
Cash and cash equivalents at beginning of period	187,101	122,411

Cash and cash equivalents at end of period	$78,470	$115,421

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2007

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2007 and October 31, 2006 and the consolidated statements of income and cash flows for the three-month periods ended January 31, 2007 and 2006 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2006 (the “2006 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2007 or 2006, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Industrial Packaging Acquisitions

During the first quarter of 2007, the Company completed four acquisitions of industrial packaging companies for an aggregate purchase price of $310.7 million. These four acquisitions were Blagden Packaging Group and two tuck-in North American companies in November 2006 as well as one tuck-in North African company in January 2007. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $204.2 million (including $39.2 million of inventory and $61.2 million of accounts receivable) and liabilities assumed were $52.2 million. Identifiable intangible assets, with a combined fair value of $88.0 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $70.7 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

In the fourth quarter of 2006, the Company completed two acquisitions for an aggregate purchase price of $102.1 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals and glycol-based products in North America, and an industrial packaging company located in Russia. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $97.2 million (including $25.7 million of inventory and $28.0 million of accounts receivable) and liabilities assumed were $46.9 million. Identifiable intangible assets, with a combined fair value of $29.4 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $22.4 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

Had the transactions occurred on November 1, 2005, results of operations would not have differed materially from reported results.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123(R) for the first quarter of 2007 and 2006 was $0.1 million and $0.2 million, respectively.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first three months of 2007 and 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2007 and 2006. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company will use the straight-line single option method of expensing stock options for to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for the Company). The adoption of this statement did not have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of November 1, 2007, as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN No. 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective in fiscal years beginning after November 15, 2007 (2008 for the Company). The adoption of this statement is not expected to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006 (2007 for the Company). The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for fiscal years ending after December 15, 2008 (2009 for the Company). The effect of this pronouncement on the Company’s consolidated financial statements for 2007 is expected to be an increase in the Company’s liabilities of $34 million and a decrease in shareholder’s equity of $34 million.

NOTE 3 — SALE OF EUROPEAN ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €90 million ($116.4 million) at January 31, 2007.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At January 31, 2007, €73.9 million ($95.6 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.5 million ($0.6 million) and €0.3 million ($0.3 million) for the three months ended January 31, 2007 and 2006, respectively. Expenses associated with the RPA and Italian RPA totaled €0.7 million ($0.9 million) and €0.4 million ($0.5 million) for the three months ended January 31, 2007 and 2006, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2007	October 31, 2006
Finished goods	$77,349	$53,621
Raw materials and work-in-process	216,299	186,065

	293,648	239,686
Reduction to state inventories on last-in, first-out basis	(34,106)	(34,682)

	$259,542	$205,004

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of January 31, 2007, there were five facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the three-month period ended January 31, 2007 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2006	$253,724	$32,828	$286,552
Goodwill acquired	70,705	—	70,705
Currency translation	(1,915)	—	(1,915)

Balance at January 31, 2007	$322,514	$32,828	$355,342

The 2007 goodwill acquired of $70.7 million is preliminary and primarily relates to acquisition of industrial packaging companies in Europe, Asia and North America.

All other intangible assets for the periods presented, except for $8.6 million, related to the Tri-Sure Trademark, Blagden Express Tradename and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of January 31, 2007 and October 31, 2006 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2007:
Trademarks and patents	$37,611	$8,963	$28,648
Non-compete agreements	27,339	4,498	22,840
Customer relationships	95,714	3,460	92,254
Other	8,163	3,539	4,625
Total	$168,827	$20,460	$148,367
October 31, 2006:
Trademarks and patents	$17,290	$7,992	$9,298
Non-compete agreements	5,033	3,709	1,324
Customer relationships	43,115	2,343	40,772
Other	15,575	3,382	12,193
Total	$81,013	$17,426	$63,587

During the first three months of 2007, other intangible assets increased by $88.0 million. The increase in other intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia and North America. Amortization expense for the three months ended January 31, 2007 was $3.1 million. Amortization expense for the next five years is expected to be $18.2 million in 2007, $18.1 million in 2008, $14.6 million in 2009, $14.2 million in 2010 and $13.3 million in 2011.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2007 will be on integration of acquisitions in the Industrial Packaging & Services segment and on alignment to market focused strategy in the Paper, Packaging & Services segment. During the first quarter of 2007, the Company recorded restructuring charges of $2.0 million, consisting of $0.7 million in employee separation costs, $0.4 million in asset impairments, and $0.9 million in other costs. The remaining restructuring charges for the above activities are anticipated to be $7.6 million for the remainder of 2007.

In 2006, the focus was on the final waves of global implementation of the Greif Business System. During the first quarter of 2006, the Company recorded restructuring charges of $5.5 million, consisting of $2.9 million in employee separation costs, $1.2 million in asset impairments, $0.1 million of professional fees, and $1.2 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment reduced the number of plants in the United Kingdom from five to three. In addition, severance costs were incurred due to the elimination of certain administrative positions.

For each business segment, restructuring charges incurred in 2007 are as follows (Dollars in thousands):

	Amounts Incurred Fiscal Year- to-Date	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$333	$3,850
Asset impairments	430	2,030
Professional fees	1	275
Other restructuring costs	409	2,500

	1,173	8,655

Paper, Packaging & Services:
Employee separation costs	414	450
Asset impairments	—	—
Professional fees	—	15
Other restructuring costs	450	480

	864	945

Total	$2,037	$9,600

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2007 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2006	$8,391	$—	$—	$8,391
Costs incurred and charged to expense	747	860	430	2,037
Costs paid or otherwise settled	(3,843)	222	(430)	(4,051)

Balance at January 31, 2007	$5,295	$1,082	$—	$6,377

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The Company completed the second phase of its previously reported $90 million sale of timberland, timber and associated assets in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million, occurred on April 28, 2006 and the Company recognized additional timberland gains in its consolidated statements of income in the periods that these transactions occurred resulting in a pre-tax gain of $9.0 million.

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

The Company has consolidated the assets and liabilities of STA Timber in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. In addition, Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

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

Assets of the Buyer SPE at January 31, 2007 and October 31, 2006 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of January 31, 2007 and October 31, 2006. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the three month periods ended January 31, 2007 and 2006 includes interest expense on STA Timber debt of $0.6 million and interest income on Buyer SPE investments of $0.6 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2007	October 31, 2006
Credit Agreement	$356,530	$115,198
Senior Subordinated Notes	242,783	242,560
Trade accounts receivable credit facility	91,757	120,000
Other long-term debt	31,230	3,650

	$722,300	$481,408

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of January 31, 2007, $356.5 million was outstanding under the

Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.04 percent for the three months ended January 31, 2007, and the interest rate was 5.12 percent at January 31, 2007 and 5.85 percent at October 31, 2006.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At January 31, 2007, the Company was in compliance with these covenants.

Senior Subordinated Notes

The Company has issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, the Company purchased $2.0 million of the Senior Subordinated Notes. At January 31, 2007, the outstanding balance, which included losses on fair value hedges the Company had in place to hedge interest rate risk, was $242.8 million under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent.

On February 9, 2007, the Company completed a tender offer for its 8.875 percent Senior Subordinated Notes. In the tender offer, the Company purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge of approximately $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs) will be recorded in our second quarter of 2007.

The fair value of the Senior Subordinated Notes was approximately $257.7 million and $256.0 million at January 31, 2007 and October 31, 2006, respectively, based on quoted market prices. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2007, the Company was in compliance with these covenants.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6.75 percent Senior Notes due February 1, 2017. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer and general corporate purposes.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.87 percent interest rate at both January 31, 2007 and October 31, 2006). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivable Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not the liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $91.8 million and $120.0 million outstanding under the trade accounts receivable credit facility at January 31, 2007 and October 31, 2006, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $81.5 million and $33.0 million, comprised of $31.2 million and $3.7 million in long-term debt and $50.3 million and $29.3 million in short-term borrowings, at January 31, 2007 and October 31, 2006, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2007 and October 31, 2006 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $741.2 million and $499.2 million as compared to the carrying amounts of $722.3 million and $481.4 million at January 31, 2007 and October 31, 2006, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million at both January 31, 2007 and October 31, 2006 with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate of 5.56 percent over the life of the contracts. The Company was also party to agreements in which it received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent and pays interest based on LIBOR plus a margin. These agreements were terminated during the first quarter of 2006. In conjunction with this termination, the Company paid $4.8 million to the counterparties, which will be amortized over the remaining term of the Senior Subordinated Notes. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.4 million and $1.0 million was recorded at January 31, 2007 and October 31, 2006, respectively.

At January 31, 2007, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $19.7 million representing their fair values was recorded at January 31, 2007, and accumulated other comprehensive income (loss) of ($19.7) million was recorded at January 31, 2007.

At January 31, 2007, the Company had outstanding foreign currency forward contracts in the notional amount of $39.3 million ($45.2 million at October 31, 2006). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at January 31, 2007 resulted in a loss of $0.1 million recorded in the consolidated statement of income and a gain of $1.9 million recorded on the consolidated balance sheet. The fair value of similar contracts at October 31, 2006 resulted in a loss of $0.1 million recorded in the consolidated statement of income and a gain of $2.1 million recorded on the consolidated balance sheet.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2007. The fair value of the energy hedges was an unfavorable position of $0.9 million ($0.6 million net of tax) at January 31, 2007, compared to an unfavorable position of $1.5 million ($0.9 million net of tax) at October 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended January 31, 2007.

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

During the next nine months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $0.8 million after tax at the time the underlying hedge transactions are realized.

NOTE 11 — CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to one half cent per share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and a half cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears or unless changes are proposed to the Company’s certificate of incorporation. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2007:
Class A Common Stock	32,000,000	21,140,960	11,825,550	9,315,410
Class B Common Stock	17,280,000	17,280,000	11,515,533	5,764,467

October 31, 2006:
Class A Common Stock	32,000,000	21,140,960	11,634,153	9,506,807
Class B Common Stock	17,280,000	17,280,000	11,515,533	5,764,467

On February 26, 2007, shareholders approved an increase in the number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock and 69,120,000 shares of Class B Common Stock. Subsequent to the aforementioned approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s Class A Common Stock and Class B Common Stock. The split will be effective on April 11, 2007 to shareholders of record on March 19, 2007. The stock split will require retroactive restatement of all historical shares and per share data in the Company’s financial statements for the second quarter ending April 30, 2007.

All references to the number of shares and per share amounts in the Consolidated Financial Statements are presented on a pre-split basis.

The Company’s historical earnings per share on a pro forma basis, assuming the stock split had occurred on November 1, 2005, would be as follows:

	Three Months ended January 31,
	2007	2006
Basic earnings per share:
Class A Common Stock	$0.59	$0.58
Class B Common Stock	$0.87	$0.86

Diluted earnings per share:
Class A Common Stock	$0.58	$0.57
Class B Common Stock	$0.87	$0.86

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

No stock options were granted during 2007 and 2006.

Stock option activity was as follows (Shares in thousands):

	Three months ended January 31, 2007		Year ended October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	817	$31.24	979	$30.68
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	173	$31.43	162	$27.88

Ending balance	644	$34.00	817	$31.24

As of January 31, 2007, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$18-$28	305,937	5 years
$28-$38	238,159	4 years
$48-$58	87,923	8 years
$58-$68	12,000	8 years

There are 644,019 options that were exercisable at January 31, 2007 and 707,822 options that were exercisable at October 31, 2006.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2007	2006
Class A Common Stock	$0.36	$0.24
Class B Common Stock	$0.53	$0.35

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended January 31,
	2007	2006
Class A Common Stock:
Basic shares	11,713,056	11,542,159
Assumed conversion of stock options	341,522	326,172

Diluted shares	12,054,578	11,868,331

Class B Common Stock:
Basic and diluted shares	11,515,533	11,538,645

There were no stock options that were antidilutive as of January 31, 2007 and 14,000 stock options that were antidilutive as of January 31, 2006.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended January 31,
	2007	2006
Net income	$33,979	$33,352
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,953)	2,944
Change in fair value of interest rate derivatives, net of tax	435	425
Change in fair value of energy derivatives, net of tax	339	(582)
Minimum pension liability adjustment, net of tax	—	(2)

Comprehensive income	$22,800	$36,137

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended January 31,
	2007	2006
Service cost	$3,419	$3,629
Interest cost	6,827	6,208
Expected return on plan assets	(7,767)	(7,361)
Amortization of prior service cost, initial net asset and net actuarial gain	1,309	1,533

	$3,788	$4,009

The Company made no pension contributions in the first quarter of 2007. Based on minimum funding requirements, $16.3 million of pension contributions are estimated for the entire 2007 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended January 31,
	2007	2006
Service cost	$11	$8
Interest cost	527	586
Amortization of net prior service cost and recognized actuarial gain	(269)	(163)

	$269	$431

NOTE 17 — BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

Operations in the Industrial Packaging & Services segment offer a comprehensive line of products and services, including steel, fibre, and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles, blending and packaging services, logistics and warehousing. These products are manufactured and sold in over 40 countries throughout the world.

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties (approximately 265,800 acres of timberland were owned at January 31, 2007) to achieve sustainable long-term yields. The Company also owns approximately 36,700 acres of timberland in Canada, which are not actively managed at this time. We also sell, from time to time, timberland and special use land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2006 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2007	2006
Net sales:
Industrial Packaging & Services	$581,704	$429,720
Paper, Packaging & Services	164,826	147,039
Timber	4,229	5,557

Total net sales	$750,759	$582,316

Operating profit:
Operating profit before restructuring charges and timberland gains:
Industrial Packaging & Services	$36,085	$24,240
Paper, Packaging & Services	18,039	4,257
Timber	6,492	3,363

Operating profit before restructuring charges and timberland gains	60,616	31,860

Restructuring charges:
Industrial Packaging & Services	1,173	4,221
Paper, Packaging & Services	864	1,236
Timber	—	11

Total restructuring charges	2,037	5,468

Timberland gains:
Timber	62	31,569

Total	$58,641	$57,961

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$17,652	$15,082
Paper, Packaging & Services	7,228	8,008
Timber	1,292	1,583

Total depreciation, depletion and amortization expense	$26,172	$24,673

	January 31, 2007	October 31, 2006
Assets:
Industrial Packaging & Services	$1,775,520	$1,340,553
Paper, Packaging & Services	402,521	401,425
Timber	248,895	250,310

Total segments	2,426,936	1,992,288
Corporate and other	97,436	195,713

Total assets	$2,524,372	$2,188,001

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2007	2006
Net sales:
North America	$429,888	$339,141
Europe	212,032	156,029
Other	108,839	87,146

Total net sales	$750,759	$582,316

The following table presents total assets by geographic area (Dollars in thousands):

	January 31, 2007	October 31, 2006
Assets:
North America	$1,261,707	$1,264,886
Europe	593,019	367,288
Other	669,646	555,827

Total assets	$2,524,372	$2,188,001

NOTE 18 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 9 — Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. As discussed in Note 9, substantially all (99 percent) of the Senior Subordinated Notes outstanding were redeemed on February 9, 2007 pursuant to the Company’s tender offer.

Condensed Consolidating Statements of Operations

For the three months ended January 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$610	$430,086	$375,485	$(55,422)	$750,759
Cost of products sold	239	364,845	311,011	(55,422)	620,673

Gross profit	371	65,241	64,474	—	130,086
Selling, general and administrative expenses	348	36,062	38,199	—	74,609
Restructuring charges	—	865	1,172	—	2,037
Gain on sale of assets	—	4,443	758	—	5,201

Operating profit	23	32,757	25,861	—	58,641
Interest expense, net	8,390	1,927	1,717	—	12,034
Other income (loss), net	754	(6,504)	4,681	—	(1,069)

Income before income taxes and equity in earnings of affiliates	(7,613)	24,326	28,825	—	45,538
Income taxes	(2,003)	6,130	7,432	—	11,559
Equity in earnings of affiliates	39,589	—	—	(39,589)	—

Net income (loss)	$33,979	$18,196	$21,393	$(39,589)	$33,979

Condensed Consolidating Statement of Operations

Three months ended January 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,154	$350,535	$296,171	$(65,544)	$582,316
Cost of products sold	836	308,965	248,387	(65,544)	492,644
Gross profit	318	41,570	47,784	—	89,672
Selling, general and administrative expenses	199	30,097	29,158	—	59,454
Restructuring charges	—	2,244	3,224	—	5,468
Gain on sale of assets	—	32,394	817	—	33,211

Operating profit	119	41,623	16,219	—	57,961
Interest expense, net	—	8,168	1,533	—	9,701
Other income (loss), net	4	(3,050)	3,092	—	46

Income before income taxes and equity in earnings of affiliates	123	30,405	17,778	—	48,306
Income taxes	38	9,395	5,521	—	14,954
Equity in earnings of affiliates	33,267	—	—	(33,267)	—

Net income (loss)	$33,352	$21,010	$12,257	$(33,267)	$33,352

Condensed Consolidating Balance Sheets

As of January 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$2,939	$75,531	$—	$78,470
Trade accounts receivable	66,212	42,139	252,043	—	360,394
Inventories	285	103,689	155,568	—	259,542
Other current assets	406,558	43,118	427,563	(777,558)	99,681

	473,055	191,885	910,705	(777,558)	798,087

Long-term assets
Goodwill and other intangible assets	—	275,452	228,257	—	503,709
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,212,802	920,386	145,352	(2,153,781)	124,759

	1,212,802	1,246,729	373,609	(2,153,781)	679,359

Properties, plants and equipment, net	(534)	715,019	332,441	—	1,046,926

	1,685,323	2,153,633	1,616,755	(2,931,339)	2,524,372

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$93,219	$95,700	$1,185,333	$(1,065,026)	$309,226
Short-term borrowings	—	—	50,346	—	50,346
Other current liabilities	—	516,323	2,217	(359,640)	158,900

	93,219	612,023	1,237,896	(1,424,666)	518,472

Long-term liabilities
Long-term debt	722,300	—	—	—	722,300
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	2,263	157,302	193,937	14,479	367,981

	724,563	200,552	193,937	14,479	1,133,531

Minority interest	—	265	4,563	—	4,828

Shareholders’ equity	867,541	1,340,793	180,359	(1,521,152)	867,541

	1,685,323	2,153,633	1,616,755	(2,931,339)	2,524,372

Condensed Consolidating Balance Sheets

As of October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$1,507	$185,594	$—	$187,101
Trade accounts receivable	55,729	59,916	200,016	—	315,661
Inventories	301	81,388	123,315	—	205,004
Other current assets	279,062	28,978	62,282	(285,051)	85,271

	335,092	171,789	571,207	(285,051)	793,037

Long-term assets
Goodwill and other intangible assets	—	253,576	96,563	—	350,139
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,043,898	824,398	265,462	(2,080,773)	52,985

	1,043,898	1,128,865	362,025	(2,080,773)	454,015

Properties, plants and equipment, net	(616)	709,747	231,818	—	940,949

	$1,378,374	$2,010,401	$1,165,050	$(2,368,824)	$2,188,001

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$51,692	$66,438	$502,677	$(319,054)	$301,753
Short-term borrowings	—	8,957	23,618	(3,254)	29,321
Other current liabilities	—	401,968	34,410	(276,153)	160,225

	51,692	477,363	560,705	(598,461)	491,299

Long-term liabilities
Long-term debt	481,408	—	—	—	481,408
Liabilities held by special purpose entities (Note 8)		43,250	—	—	43,250
Other long-term liabilities	1,263	166,926	440,997	(286,028)	323,158

	482,671	210,176	440,997	(286,028)	847,816

Minority interest	—	265	4,610	—	4,875

Shareholders’ equity	844,011	1,322,597	158,738	(1,481,335)	844,011

	$1,378,374	$2,010,401	$1,165,050	$(2,365,824)	$2,188,001

Condensed Consolidating Statements of Cash Flows

For the three months ended January 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(217,920)	$66,431	$160,961	$—	$9,472

Cash flows from investing activities:
Acquisitions of other companies, net of cash acquired	—	(37,325)	(273,473)	—	(310,798)
Purchases of properties, plants and equipment	—	(31,892)	(9,515)	—	(41,407)
Purchases of timber properties	—	(400)	—	—	(400)
Proceeds from the sale of properties, plants and equipment	—	4,618	1,076	—	5,694
Increase in note receivable			(29,748)	—	(29,748)

Net cash used in investing activities	—	(64,999)	(311,660)	—	(376,659)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	609,000	—	—	—	609,000
Payments on long-term debt	(389,685)	—	—	—	(389,685)
Proceeds on short-term borrowings	—	—	41,907	—	41,907
Exercise of stock options	8,920	—	—	—	8,920
Dividends paid	(10,315)	—	—	—	(10,315)
Other, net	—	—	—	—	—

Net cash provided by financing activities	217,920	—	41,907	—	259,827

Effects of exchange rates on cash	—	—	(1,271)	—	(1,271)

Net decrease in cash and cash equivalents	—	1,432	(110,063)	—	(108,631)
Cash and cash equivalents at beginning of period	—	1,507	185,594	—	187,101

Cash and cash equivalents at end of period	$—	$2,939	$75,531	$—	$78,470

Condensed Consolidating Statements of Cash Flows

For the three months ended January 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(15,085)	$2,440	$(5,510)	$—	$(18,155)

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(39,177)	(8,841)	—	(48,018)
Proceeds from the sale of properties, plants and equipment	—	35,267	1,223	—	36,490

Net cash used in investing activities	—	(3,910)	(7,618)	—	(11,528)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	287,727	—	—	—	287,727
Payments on long-term debt	(264,112)	—	—	—	(264,112)
Proceeds on short-term borrowings	—	—	9,684	—	9,684
Other, net	(8,530)	—	—	—	(8,530)

Net cash provided by financing activities	15,085	—	9,684	—	24,769

Effects of exchange rates on cash	—	—	(2,076)	—	(2,076)

Net decrease in cash and cash equivalents	—	(1,470)	(5,520)	—	(6,990)
Cash and cash equivalents at beginning of period	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$28,043	$87,378	$—	$115,421

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2007 or 2006, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2007 and October 31, 2006, and for the consolidated statements of income for the three-month periods ended January 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”). Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2006 Form 10-K, which information is incorporated in this Form 10-Q by reference, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise

OVERVIEW

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

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries

As of January 31, 2007, we owned approximately 265,800 acres of timberland in the southeastern United States, which is actively managed, and approximately 36,700 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in the 2006 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 265,800 acres at January 31, 2007, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 36,700 acres at January 31, 2007, did not have any depletion expense since it is not actively managed at this time.

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

Our reserves for environmental liabilities at January 31, 2007 amounted to $20.1 million, which included reserves of $4.6 million related to our facility in Lier, Belgium, $6.0 million related to our blending facility in Chicago, Illinois, $5.0 million related to the Blagden Packaging acquisition completed in the first quarter of 2007

(which amount is subject to post-closing purchase price adjustments) and $4.5 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.5 million reserve were not individually significant. The reserve for the Lier, Belgium and Chicago, Illinois sites are based on environmental studies that have been conducted at this location. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were insignificant of 2007 and 2006. Environmental cash expenditures were $0.2 million in the first quarter 2007 and insignificant in the first quarter 2006.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2007. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $2.6 million and $2.7 million for estimated costs related to outstanding claims at January 31, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.3 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $22.3 million and $19.7 million for anticipated costs related to general liability, product, auto and workers’ compensation at January 31, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A - Risk Factors, of the 2006 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2007 and 2006. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit, before the impact of restructuring charges and timberland gains, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains are not applicable). Operating profit, before the impact of restructuring charges and timberland gains, is equal to operating profit plus restructuring charges less timberland gains. We use operating profit, before the impact of restructuring charges and timberland gains, because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

First Quarter Results

Overview

Net sales were up 29 percent to $750.8 million in the first quarter of 2007 compared to $582.3 million in the first quarter of 2006 — an increase of 10 percent on a same-structure basis (i.e., excluding the impact of acquisitions), including 3 percent from foreign currency translation. The $168.5 million increase resulted from the positive contributions of Industrial Packaging & Services ($152.0 million) and Paper, Packaging & Services ($17.8 million). The increase in Industrial Packaging & Services is primarily due to generally higher sales volumes, especially steel and plastic drums, the acquisitions of Blagden Packaging Group’s steel drum manufacturing and closures businesses (“Blagden”) in the first quarter of 2007 and Delta Petroleum Company, Inc. (“Delta”) in the fourth quarter of 2006 and, to a lesser extent, positive impact of foreign currency translation. The increase in Paper, Packaging & Services is primarily due to improved containerboard pricing.

Operating profit was $58.6 million in the first quarter of 2007 compared to $58.0 million in the first quarter of 2006. Operating profit, before the impact of restructuring charges and timberland gains, was $60.6 million for the first quarter of 2007 compared to $31.9 million for the first quarter of 2006. The $28.7 million increase was due to positive contributions from Paper, Packaging & Services ($13.8 million), Industrial Packaging & Services ($11.8 million) and Timber ($3.1 million) compared to the same period last year. There were $2.0 million and $5.5 million of restructuring charges and $0.1 million and $31.6 million of timberland gains during the first quarter of 2007 and 2006, respectively.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended January 31,	2007	2006
Net sales:
Industrial Packaging & Services	$581,704	$429,720
Paper, Packaging & Services	164,826	147,039
Timber	4,229	5,557

Total net sales	$750,759	$582,316

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$36,085	$24,240
Paper, Packaging & Services	18,039	4,257
Timber	6,492	3,363

Total operating profit before the impact of restructuring charges and timberland gains	60,616	31,860

Restructuring charges:
Industrial Packaging & Services	1,173	4,222
Paper, Packaging & Services	864	1,236
Timber	—	10

Total restructuring charges	2,037	5,468

Timberland gains:
Timber	62	31,569

Operating profit:
Industrial Packaging & Services	34,912	20,018
Paper, Packaging & Services	17,175	3,021
Timber	6,554	34,922

Total operating profit	$58,641	$57,961

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles and blending and packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

In this segment, net sales were up 35 percent to $581.7 million in the first quarter of 2007 compared to $429.7 million in the first quarter of 2006 — an increase of 10 percent on a same-structure basis, including a 3 percent impact of foreign currency translation. The improvement in net sales was primarily due to our recent acquisitions and strong organic growth, which included higher sales volumes in emerging markets. The first quarter of 2007 contributions from our acquisitions included two months of sales volume for Blagden and a full quarter of sales volume for Delta, which was acquired at the end of 2006.

Gross profit margin for the Industrial Packaging & Services segment was 16.5 percent in the first quarter of 2007, versus 16.7 percent in the first quarter of 2006. The reduction was due to lower gross profit margins for Blagden and Delta relative to the segment’s existing operations. These acquisitions are in the early stages of integration and are progressing as planned.

Operating profit was $34.9 million in the first quarter of 2007 compared to $20.0 million in the first quarter of 2006. Operating profit, before the impact of restructuring charges, rose to $36.1 million in the first quarter of 2007 from $24.2 million in the first quarter of 2006 primarily due to the improvement in net sales and the execution of the Greif Business System. Restructuring charges were $1.2 million in the first quarter of 2007 compared with $4.2 million during the same period last year.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers (“OCC”);

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales were $164.8 million in the first quarter of 2007 compared to $147.0 million in the first quarter of 2006 primarily due to higher containerboard and corrugated sheet selling prices and sales volumes compared to the same quarter last year. These improvements were partially offset by lower sales volumes in corrugated products and multiwall bags.

The Paper, Packaging & Services segment’s gross profit margin increased to 19.6 percent in the first quarter of 2007 from 11.7 percent in the first quarter of 2006. This improvement over last year was primarily due to higher containerboard pricing levels and improved efficiencies, partially offset by higher OCC and transportation costs.

Operating profit was $17.2 million in the first quarter of 2007 compared to $3.0 million in the first quarter of 2006. Operating profit, before the impact of restructuring charges, was $18.0 million in the first quarter of 2007 compared to $4.3 million in the first quarter of 2006 primarily due to the improvement in net sales and gross profit margin. Restructuring charges were $0.9 million in the first quarter of 2007 compared to $1.2 million in the first quarter of 2006.

Timber

The Timber segment consists of approximately 265,800 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 36,700 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains on sale of timberland; and

•	Sale of special use properties (surplus, higher and better use, and development properties).

Net sales were $4.2 million in the first quarter of 2007 compared to $5.6 million in the first quarter of 2006. Operating profit was $6.6 million in the first quarter of 2007 compared to $34.9 million in the first quarter of 2006. Operating profit, before the impact of restructuring charges and timberland gains, was $6.5 million (including $4.7 million of profits on special use property sales) in the first quarter of 2007 compared to $3.4 million in the first quarter of 2006. There were timberland gains of $0.1 million in the first quarter of 2007 and $31.6 million in the first quarter of 2006 and insignificant restructuring charges in both years. In order to maximize the value of our timber property, we have been reviewing our current portfolio and exploring the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations, or for other reasons.

•	Higher and better use or HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development property, meaning HBU land that with additional investment may have a significantly higher market value than its HBU market value.

•	Timberland, meaning land that is best suited for growing and selling timber.

We report the sale of surplus and HBU property in our consolidated statements of income under “gain on sale of assets” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property (sometimes referred to as “higher value”), together with surplus property, will continue to be used by us to productively grow and sell timber until sold.

Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as proximity to population centers, anticipated population growth in the area, the topography of the land, aesthetic considerations including access to lakes or rivers, the condition of the surrounding land, availability of utilities, markets for timber and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.

We estimate that there are 62,250 acres in Canada and the United States of special use property which will be available for sale in the next five to seven years.

Other Income Statement Change

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 82.7 percent for the first quarter of 2007 versus 84.6 percent for the first quarter of 2006. The lower cost of products sold, as a percentage of net sales, was primarily due to the improvement in Paper, Packaging & Services and positive contributions from the continued execution of the Greif Business System.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $74.6 million, or 9.9 percent of net sales, in the first quarter of 2007 compared to $59.5 million, or 10.2 percent of net sales, in the first quarter of 2006. The dollar increase was primarily due to the Blagden and Delta acquisitions during the first quarter of 2007 and the fourth quarter of 2006, respectively, and accruals related to performance based incentive plans.

Restructuring Charges

During the first quarter of 2007, we recorded restructuring charges of $2.0 million, consisting of $0.7 million in employee separation costs, $0.4 million in asset impairments, and $0.9 million in other costs. The focus of the 2007 restructuring activities will be on integration of acquisitions in the Industrial Packaging & Services segment, and on alignment of the market-focused strategy in the Paper, Packaging & Services segment.

During the first quarter of 2006, we recorded restructuring charges of $5.5 million, consisting of $2.9 million in employee separation costs, $1.2 million in asset impairments, $0.1 million of professional fees, and $1.3 million in other costs. In 2006, our restructuring charges were primarily related to the final waves of the global implementation of the Greif Business System.

Gain on Sale of Timberland

During the first quarter of 2007, we recorded gain on sale of timber property of $0.1 million compared to $31.6 million in the first quarter of 2006, which included a $27.4 million gain from the second phase of a sale of timberland holdings in Florida, Georgia and Alabama.

Gain on Disposal of Property, Plant, and Equipment, Net

During the first quarter of 2007, we recorded a net gain on disposal of property, plant and equipment, net of $5.1 million, primarily consisting of $4.0 million in gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $12.0 million and $9.2 million for the first quarter of 2007 and 2006, respectively. The increase was primarily due to higher average debt outstanding during the first quarter of 2007 compared to the first quarter of 2006.

Other Income (Loss), Net

Other income (loss), net increased $0.3 million in the first quarter of 2007 as compared to the first quarter of 2006.

Income Tax Expense

The effective tax rate was 25.2 percent and 30.9 percent in the first quarter of 2007 and 2006, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States and the debt extinguishment charge of approximately $23.5 million in the second quarter 2007.

Net Income

Based on the foregoing, we recorded net income of $34.0 million for the first quarter of 2007 compared to $33.4 million in the first quarter of 2006.

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

Capital Expenditures and Business Acquisitions

During the first quarter of 2007, we invested $34.3 million in capital expenditures, excluding timberland purchases of $0.4 million, compared with capital expenditures of $12.6 million, excluding timberland purchases of $35.5 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $95 million in 2007, which would be approximately equal to our anticipated annual depreciation expense of approximately $95 million.

We acquired Blagden’s steel drum manufacturing and closures businesses in the first quarter of 2007. Net sales of the acquired operations, which are located in Europe and Asia, were approximately $265 million for the annual period prior to the acquisition.

Balance Sheet Changes

Cash and cash equivalents, along with short-term borrowings and long-term debt were all primarily impacted by the acquisition of Blagden and two small industrial packaging companies in the United States and one in North Africa (collectively, the “2007 Acquisitions”).

Our trade accounts receivable increased $44.7 million primarily due to the 2007 Acquisitions.

Inventories increased $54.5 million, with $32 million primarily due to the 2007 Acquisitions. Additionally, one of our subsidiaries had low inventory levels at October 31, 2006, which increased during the first quarter of 2007.

Goodwill increased $68.8 million primarily due to the 2007 Acquisitions.

Intangible assets increased a net $84.8 million primarily due to the 2007 Acquisitions. These assets, based on preliminary allocations of purchase price, were primarily related to trade name, customer relationship, and non-compete agreements.

Other long-term assets increased $71.7 million, with $29.7 million of this increase related to a loan to a former shareholder of Blagden and $14.7 million related to costs to be allocated in connection with the 2007 Acquisitions as purchase accounting is finalized.

Properties, plants and equipment increased $106.0 million primarily due to the 2007 Acquisitions.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $356.5 million and $115.2 million outstanding under the Credit Agreement at January 31, 2007 and October 31, 2006, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3.0 to 1. As of January 31, 2007, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Subordinated Notes

We have issued Senior Subordinated Notes in the aggregate principal amount of $250.0 million, receiving net proceeds of approximately $248.0 million before expenses. During 2005, we purchased $2.0 million of the Senior Subordinated Notes. As of January 31, 2007 and October 31, 2006, the outstanding balances, which included losses on fair value hedges we had in place to hedge interest rate risk, were $242.8 million and $242.6 million, respectively, under the Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually at the annual rate of 8.875 percent.

On February 9, 2007, we completed a tender offer for our Senior Subordinated Notes. In the tender offer, we purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge of approximately $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as the write-off of capitalized debt issuance costs) will be recorded in our second quarter of 2007.

The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At January 31, 2007, we were in compliance with these covenants. In connection with the completion of the tender offer for our Senior Subordinated Notes, we received the requisite consent and amended this Indenture to eliminate substantially all of the restrictive covenants and certain events of default contained in the Indenture.

Senior Notes

On February 9, 2007, we issued $300.0 million aggregate principal amount of our 6.75 percent Senior Notes due 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer and general corporate purposes. The Senior Notes are general unsecured obligations of Greif, are not guaranteed by any of our subsidiaries, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture.

Trade Accounts Receivable Credit Facility

We have a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The credit facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $91.8 million and $120.0 million outstanding under the trade accounts receivable credit facility at January 31, 2007 and October 31, 2006, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and Senior Notes and the trade accounts receivable credit facility, we had outstanding debt of $81.5 million and $33.0 million, comprised of $31.2 million and $3.7 million in long-tem debt and $50.3 million and $29.3 million in short-term borrowings, at January 31, 2007 and October 31, 2006, respectively.

Sale of European Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and the Italian RPA is €90.0 million ($116.4 million) at January 31, 2007.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At January 31, 2007, €73.9 million ($95.6 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.5 million ($0.6 million) and €0.3 million ($0.3 million) for the three months ended January 31, of 2007 and 2006, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

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

Contractual Obligations

As of January 31, 2007, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$966.6	$41.6	$577.0	$34.2	$313.8
Short-term borrowings	51.6	51.6	—	—	—
Non-cancelable operating leases	35.7	9.3	15.6	7.2	3.6
Timber note securitized	45.4	0.1	0.2	0.2	44.9

Total contractual cash obligations	$1,099.3	$102.6	$592.8	$41.6	$362.3

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to two million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first three months of 2007, we repurchased no shares of Class A and Class B Common Stock. As of January 31, 2007, we had repurchased 1,075,564 shares, including 651,704 shares of Class A Common Stock and 423,860 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through January 31, 2007 was approximately $40.9 million.

Recent Accounting Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” It applies to all voluntary changes in accounting principle and requires that they be reported via retrospective application. It is effective for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (2007 for us). The adoption of this statement did not have a material impact on our consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of November 1, 2007, as required. The cumulative effect of adopting FIN No. 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, the adoption of FIN No. 48 will have on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 is effective in fiscal years beginning after November 15, 2007 (2008 for us). The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans”. This Statement requires recognition of the funded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position. Funded status is determined as the difference between the fair value of plan assets and the benefit obligation. Changes in that funded status should be recognized in other comprehensive income. This recognition provision and the related disclosures are effective as of the end of the fiscal year ending after December 15, 2006 (2007 for us). The Statement also requires the measurement of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position. This measurement provision is effective for years ending after December 15, 2008 (2009 for us). The effect of this pronouncement on our consolidated financial statements for 2007 is expected to be an increase in our liabilities of $34 million and a decrease in shareholder’s equity of $34 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2006 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2006	—	—	—	924,436
December 2006	—	—	—	924,436
January 2007	—	—	—	924,436
	—	—	—

Total	—	—	—

Issuer Purchases of Class B Common Stock
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2006	—	—	—	924,436
December 2006	—	—	—	924,436
January 2007	—	—	—	924,436

Total	—		—

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 2.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2007, the maximum number of shares that may yet be purchased is 924,436, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	We held our Annual Meeting of Stockholders on February 26, 2007.

(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulation as to the shares of the Company’s Class B Common Stock:

	For	Against
Vicki L. Avril	11,334,396	4,052
Charles R. Chandler	11,325,006	13,442
Michael H. Dempsey	11,327,671	10,777
Bruce A. Edwards	11,334,496	3,952
Michael J. Gasser	11,328,571	9,877
Daniel J. Gunsett	11,299,496	38,952
Judith D. Hook	11,299,061	39,387
Patrick J. Norton	11,334,496	3,952
William B. Sparks, Jr.	11,325,421	13,027

(c.)	The proposal to amend our certificate of incorporation to authorize additional shares of Class A and Class B Common Stock was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulations:

Class B Common Stock votes

For	Against	Abstain	Broker Non-Votes
11,238,251	98,997	1,200	0

Class A Common Stock votes

For	Against	Abstain	Broker Non-Votes
6,709,347	3,976,374	10,160	0

(d.)	The proposal to reaffirm the approval of the material terms of our Performance-Based incentive Compensation Plan was approved at the Annual Meeting of Stockholders. The inspectors of election certified the following vote tabulation as to the shares of the Company’s Class B Common Stock:

For	Against	Abstain	Broker Non-Votes
11,238,484	98,997	1,200	0

ITEM 6.	EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit
4.1	Third Supplemental Indenture dated as of January 26, 2007, among Greif, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and The Bank of New York Trust Company, N.A., successor in interest to J.P. Morgan Trust Company, National Association, as Trustee, regarding 8- 7/8% Senior Subordinated Notes due 2012.

4.2	Indenture dated as of February 9, 2007, between Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6- 3/4% Senior Notes due 2017.

10.1	Third Amendment to Credit Agreement dated as of January 19, 2007, among Greif, Inc. and Greif Spain Holdings, S.L., as borrowers, the various lending institutions named therein, as lenders, and Deutsche Bank AG, New York Branch, administrative agent for the lenders.

10.2	Registration Rights Agreement dated as of February 9, 2007, between Greif, Inc. and the initial purchasers named therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 9, 2007	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended January 31, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1	Third Supplemental Indenture dated as of January 26, 2007, among Greif, Inc., as Issuer, the Subsidiary Guarantors named therein, as Guarantors, and The Bank of New York Trust Company, N.A., successor in interest to J.P. Morgan Trust Company, National Association, as Trustee, regarding 8- 7/8% Senior Subordinated Notes due 2012.

4.2	Indenture dated as of February 9, 2007, between Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6- 3/4% Senior Notes due 2017.

10.1	Third Amendment to Credit Agreement dated as of January 19, 2007, among Greif, Inc. and Greif Spain Holdings, S.L., as borrowers, the various lending institutions named therein, as lenders, and Deutsche Bank AG, New York Branch, administrative agent for the lenders.

10.2	Registration Rights Agreement dated as of February 9, 2007, between Greif, Inc. and the initial purchasers named therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.