Form 10-Q
period 2007-04-30
GREIF INC
filed 2007-06-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer     ☒                 Accelerated filer     ☐                 Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on April 30, 2007 was as follows:

Class A Common Stock	23,613,318 shares
Class B Common Stock	22,985,666 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net sales	$815,043	$620,107	$1,565,802	$1,202,423
Cost of products sold	672,512	510,664	1,293,185	1,003,308

Gross profit	142,531	109,443	272,617	199,115
Selling, general and administrative expenses	77,670	62,378	152,279	121,832
Restructuring charges	4,049	10,287	6,086	15,755
Gain (loss) on sale of timberlands	(382)	9,238	(320)	40,807
Gain on sale disposal of properties, plants and equipment, net	3,448	5,548	8,587	7,190

Operating profit	63,878	51,564	122,519	109,525
Interest expense, net	10,046	9,794	22,080	18,967
Debt extinguishment charge	23,479	—	23,479	—
Other income (loss), net	(4,327)	1,186	(5,063)	793

Income before income tax expense	26,026	42,956	71,897	91,351
Income tax expense	7,278	13,365	18,837	28,319
Equity in earnings (loss) of affiliates and minority interests	(124)	(898)	(457)	(987)

Net income	$18,624	$28,693	$52,603	$62,045

Basic earnings per share:
Class A Common Stock	$0.32	$0.50	$0.91	$1.08
Class B Common Stock	$0.48	$0.75	$1.36	$1.61
Diluted earnings per share:
Class A Common Stock	$0.32	$0.49	$0.89	$1.06
Class B Common Stock	$0.48	$0.75	$1.36	$1.61

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	April 30, 2007	October 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$115,370	$187,101
Trade accounts receivable, less allowance of $11,896 in 2007 and $8,575 in 2006	350,769	315,661
Inventories	247,489	205,004
Net assets held for sale	4,663	3,374
Deferred tax assets	15,118	15,814
Prepaid expenses and other current assets	94,038	66,083

	827,447	793,037
Long-term assets
Long-term notes receivable	32,008	626
Goodwill, net of amortization	407,283	286,552
Other intangible assets, net of amortization	136,180	63,587
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	72,786	52,359

	699,148	454,015

Properties, plants and equipment
Timber properties, net of depletion	193,974	195,115
Land	130,053	81,768
Buildings	340,127	317,110
Machinery and equipment	1,005,870	930,924
Capital projects in progress	72,536	53,099

	1,742,560	1,578,016
Accumulated depreciation	(696,154)	(637,067)

	1,046,406	940,949

	$2,573,001	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2007	October 31, 2006
	(Unaudited)
Current liabilities
Accounts payable	$317,155	$301,753
Accrued payrolls and employee benefits	53,314	65,513
Restructuring reserves	4,274	8,391
Short-term borrowings	53,036	29,321
Other current liabilities	103,773	86,321

	531,552	491,299
Long-term liabilities
Long-term debt	723,120	481,408
Deferred tax liability	203,987	179,329
Pension liability	14,672	18,639
Postretirement benefit liability	47,534	47,702
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	114,842	77,488

	1,147,405	847,816

Minority interest	4,952	4,875

Shareholders' equity
Common stock, without par value	67,747	56,765
Treasury stock, at cost	(86,304)	(81,643)
Retained earnings	933,076	901,267
Accumulated other comprehensive income (loss):
- foreign currency translation	5,972	1,525
- interest rate derivatives	(377)	(1,861)
- energy and other derivatives	75	(945)
- minimum pension liability	(31,097)	(31,097)

	889,092	844,011

	$2,573,001	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the six months ended April 30,	2007	2006
Cash flows from operating activities:
Net income	$52,603	$62,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	53,276	47,999
Asset impairments	939	5,525
Deferred income taxes	27,081	12,436
Gain on disposal of properties, plants and equipment, net	(8,587)	(7,190)
Loss (gain) on the sale of timberland (Note 8)	320	(40,807)
Loss on extinguishment of debt	23,479	—
Equity in losses (earnings) of affiliates and minority interests	457	987
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	17,479	(28,970)
Inventories	(7,422)	(3,322)
Prepaid expenses and other current assets	(28,587)	(32,498)
Other long-term assets	(73,347)	1,353
Long-term notes receivable	(8,159)	626
Accounts payable	(4,844)	7,578
Accrued payroll and employee benefits	(12,874)	(176)
Restructuring reserves	(4,117)	(3,297)
Other current liabilities	(1,786)	(10,965)
Pension and postretirement benefit liability	(4,135)	2,138
Other long-term liabilities	59,931	35,032

Net cash provided by operating activities	81,707	48,494

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(311,108)	—
Purchases of properties, plants and equipment	(74,225)	(45,503)
Purchases of timber properties	(400)	(36,667)
Increase in notes receivable	(29,748)	—
Proceeds from the sale of properties, plants and equipment	13,122	52,282

Net cash used in investing activities	(402,359)	(29,888)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,254,588	480,544
Payments on long-term debt	(1,012,876)	(458,685)
Proceeds from short-term borrowings	46,552	11,141
Payment of premiums for extinguishment of debt	(14,303)	—
Debt issuance costs	(2,839)	—
Dividends paid	(20,793)	(13,732)
Acquisitions of treasury stock	(5,338)	(5,733)
Exercise of stock options	9,001	1,916

Net cash provided by financing activities	253,992	15,451

Effects of exchange rates on cash	(5,071)	(4,438)

Net increase (decrease) in cash and cash equivalents	(71,731)	29,619
Cash and cash equivalents at beginning of period	187,101	122,411

Cash and cash equivalents at end of period	$115,370	$152,030

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2007

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2007 and October 31, 2006 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2007 and 2006 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2006 (the “2006 Form 10-K”).

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

Industrial Packaging Acquisitions

During the first quarter of 2007, the Company completed four acquisitions of industrial packaging companies for an aggregate purchase price of $310.7 million. These four acquisitions were Blagden Packaging Group and two tuck-in North American companies in November 2006 as well as one tuck-in North African company in January 2007. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $152.6 million (including $43.5 million of inventory and $61.2 million of accounts receivable) and liabilities assumed were $52.2 million. Identifiable intangible assets, with a combined fair value of $91.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $118.8 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

In the fourth quarter of 2006, the Company completed two acquisitions for an aggregate purchase price of $102.1 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals and glycol-based products in North America, and an industrial packaging company located in Russia. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $106.4 million (including $25.7 million of inventory and $28.0 million of accounts receivable) and liabilities assumed were $48.4 million. Identifiable intangible assets, with a combined fair value of $17.4 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $26.7 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

During the second quarter of 2007, we implemented various restructuring plans at certain of the acquired businesses discussed above that were previously in the planning and evaluation stages. As of the consummation date of the acquisitions, management began to assess and formulate plans to close certain acquired locations. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $0.6, of which $0.2 is restructuring charges, as of the end of the second quarter. These accruals have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2005, results of operations would not have differed materially from reported results.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123(R) for the second quarter of 2006 was $0.3 million and none in the second quarter of 2007.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first three months of 2007 and the first six months of 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2007 and 2006. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company will use the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s financial statements for the fiscal year beginning on November 1, 2008, with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS No. 159 on the Company’s consolidated financial statements.

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

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under the Company’s European accounts receivable sales program was increased from €90.0 million to €118.0 million ($160.6 million at April 30, 2007); (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At April 30, 2007, €89.7 million ($122.0 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.6 million ($0.8 million) and €0.3 million ($0.4 million) for the three months ended April 30, 2007 and 2006, respectively. Expenses associated with the RPA and Italian RPA totaled €1.1 million ($1.4 million) and €0.5 million ($0.7 million) for the six months ended April 30, 2007 and 2006, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30, 2007	October 31, 2006
Finished goods	$76,901	$53,621
Raw materials and work-in-process	204,211	186,065

	281,112	239,686
Reduction to state inventories on last-in, first-out basis	(33,623)	(34,682)

	$247,489	$205,004

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of April 30, 2007, there were six facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the six-month period ended April 30, 2007 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2006	$251,769	$34,783	$286,552
Goodwill acquired	123,065	—	123,065
Currency translation	(2,334)	—	(2,334)

Balance at April 30, 2007	$372,500	$34,783	$407,283

The 2007 goodwill acquired of $123.1 million is preliminary and primarily relates to acquisition of industrial packaging companies in Europe, Asia and North America.

All other intangible assets for the periods presented, except for $9.1 million, related to the Tri-Sure Trademark, Blagden Express Tradename, Closed-loop Tradename and CP Louisiana Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of April 30, 2007 and October 31, 2006 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2007:
Trademark and patents	$33,911	$10,336	$23,575
Non-compete agreements	27,339	5,287	22,052
Customer relationships	85,879	5,044	80,835
Other	13,412	3,694	9,718

Total	$160,541	$24,361	$136,180

October 31, 2006:
Trademark and patents	$17,290	$7,992	$9,298
Non-compete agreements	5,033	3,709	1,324
Customer relationships	43,115	2,343	40,772
Other	15,575	3,382	12,193

Total	$81,013	$17,426	$63,587

During the first six months of 2007, other intangible assets increased by $75.5 million. The increase in other intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia and North America. Amortization expense for the six months ended April 30, 2007 was $6.9 million. Amortization expense for the next five years is expected to be $17.2 million in 2008, $14.2 million in 2009, $13.2 million in 2010, $11.8 million in 2011 and $8.1 million in 2012.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2007 will be on integration of acquisitions in the Industrial Packaging & Services segment and on alignment to market focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment. During the first six months of 2007, the Company recorded restructuring charges of $6.0 million, consisting of $1.3 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees and $2.8 million in other costs. The remaining restructuring charges for the above activities are anticipated to be $8.1 million for the remainder of 2007.

In 2006, the focus was on the final waves of global implementation of the Greif Business System. During the first six months of 2006, the Company recorded restructuring charges of $15.7 million, consisting of $6.8 million in employee separation costs, $5.5 million in asset impairments, $0.3 million of professional fees, and $3.1 million in other costs. One company-owned plant in the Paper, Packaging & Services segment was closed. The Industrial Packaging & Services segment reduced the number of plants in the United Kingdom from five to three. In addition, severance costs were incurred due to the elimination of certain administrative positions.

For each business segment, costs incurred in 2007 are as follows (Dollars in thousands):

	Three months ended April 30, 2007	Six months ended April 30, 2007	Total Amounts Expected to be incurred
Industrial Packaging & Services:
Employee separation costs	$560	$893	$3,395
Asset impairments	297	727	2,800
Professional fees	1	1	5
Other restructuring costs	811	1,221	4,600

	1,669	2,842	10,800
Paper, Packaging & Services:
Employee separation costs	23	437	450
Asset impairments	212	212	250
Professional fees	1,035	1,035	1,100
Other restructuring costs	1,110	1,560	1,600

	2,380	3,244	3,400

	$4,049	$6,086	$14,200

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2007 (Dollars in thousands):

	C ash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2006	$8,391	$—	$—	$8,391
Costs incurred and charged to expense	1,330	3,817	939	6,086
Costs paid or otherwise settled	(5,911)	(3,353)	(939)	(10,203)

Balance at April 30, 2007	$3,810	$464	$—	$4,274

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

Assets of the Buyer SPE at April 30, 2007 and October 31, 2006 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of April 30, 2007 and October 31, 2006. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the six month periods ended April 30, 2007 and 2006 includes interest expense on STA Timber debt of $1.2 million and interest income on Buyer SPE investments of $1.1 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2007	October 31, 2006
Credit Agreement	$289,805	$115,198
Senior Notes	300,000	—
Senior Subordinated Notes	2,496	242,560
Trade accounts receivable credit facility	99,232	120,000
Other long-term debt	31,587	3,650

	$723,120	$481,408

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of April 30, 2007, $289.8 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.16 percent for the six months ended April 30, 2007, and the interest rate was 5.32 percent at April 30, 2007 and 5.85 percent at October 31, 2006.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At April 30, 2007, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6.75 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer and for general corporate purposes.

The fair value of the Senior Notes was $303.0 million at April 30, 2007 based on quoted market prices. The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At April 30, 2007, the Company was in compliance with these covenants.

Senior Subordinated Notes

On February 9, 2007, the Company completed a tender offer for its 8.875 percent Senior Subordinated Notes. In the tender offer, the Company purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs) was recorded. The fair value of the remaining Senior Subordinated Notes was $2.5 million and $256.0 million at April 30, 2007 and October 31, 2006, respectively, based upon quoted market prices. The remaining Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at a redemption price of 104.438 percent of principal amount, plus accrued interest, if any.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.86 percent interest rate at April 30, 2007 and 5.87 percent at October 31, 2006). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivable Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not the liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $99.2 million and $120.0 million outstanding under the trade accounts receivable credit facility at April 30, 2007 and October 31, 2006, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $84.6 million and $33.0 million, comprised of $31.6 million and $3.7 million in long-term debt and $53.0 million and $29.3 million in short-term borrowings, at April 30, 2007 and October 31, 2006, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at April 30, 2007 and October 31, 2006 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt was $726.1 million and $499.2 million as compared to the carrying amounts of $723.1 million and $481.4 million at April 30, 2007 and October 31, 2006, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to foreign currency fluctuations, and commodity cost fluctuations. The Company records derivatives based on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

The Company had interest rate swap agreements with an aggregate notional amount of $130.0 million at both April 30, 2007 and October 31, 2006 with various maturities through 2008. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate of 5.56 percent over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.6 million and $1.0 million was recorded at April 30, 2007 and October 31, 2006, respectively.

At April 30, 2007, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company will be required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $33.8 million representing their fair values was recorded at April 30, 2007, and accumulated other comprehensive loss of $33.8 million was recorded at April 30, 2007.

At April 30, 2007, the Company had outstanding foreign currency forward contracts in the notional amount of $36.3 million ($45.2 million at October 31, 2006). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at April 30, 2007 resulted in a gain of $0.1 million recorded in the consolidated statement of income and a favorable $1.9 million recorded in the consolidated balance sheet. The fair value of similar contracts at October 31, 2006 resulted in a loss of $0.1 million recorded in the consolidated statement of income and a favorable $2.1 million recorded in the consolidated balance sheet.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2008. The fair value of the energy hedges was in a favorable position of $0.1 million ($0.1 million net of tax) at April 30, 2007, compared to an unfavorable position of $1.5 million ($0.9 million net of tax) at October 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended April 30, 2007.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in Old Corrugated Containers (“OCC”) prices through October 31, 2007. The fair value of these hedges was not significant at April 30, 2007. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended April 30, 2007.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2007:
Class A Common Stock	128,000,000	42,281,920	23,613,318	18,668,602
Class B Common Stock	69,120,000	34,560,000	22,985,666	11,574,334
October 31, 2006:
Class A Common Stock	128,000,000	42,281,920	23,268,306	19,013,614
Class B Common Stock	69,120,000	34,560,000	23,031,066	11,528,934

On February 26, 2007, shareholders approved an increase in the number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock and 69,120,000 shares of Class B Common Stock. Subsequent to the aforementioned approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s Class A Common Stock and Class B Common Stock. The split was payable on April 11, 2007 to shareholders of record on March 19, 2007. The stock split means that each holder of Class A Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class A Common Stock for every share they held of Class A Common Stock and each holder of Class B Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class B Common Stock for every share they held of Class B Common Stock. The day on which such shares began trading on the New York Stock Exchange reflecting the stock split was April 12, 2007.

All references to the number of shares and per share amounts in the Consolidated Financial Statements are presented on a post-split basis.

NOTE 12 — STOCK OPTIONS

In 2001, the Company adopted the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”). The provisions of the 2001 Plan allow the awarding of incentive and nonqualified stock options and restricted and performance shares of Class A Common Stock to key employees. The maximum number of shares that may be issued each year is determined by a formula that takes into consideration the total number of shares outstanding and is also subject to certain limits. In addition, the maximum number of incentive stock options that will be issued under the 2001 Plan during its term is 5,000,000 shares.

Prior to 2001, the Company had adopted a Nonstatutory Stock Option Plan (the “2000 Plan”) that provides the discretionary granting of nonstatutory options to key employees, and an Incentive Stock Option Plan (the “Option Plan”) that provides the discretionary granting of incentive stock options to key employees and nonstatutory options for non-employees. The aggregate number of the Company’s Class A Common Stock options that may be granted under the 2000 Plan and Option Plan may not exceed 400,000 shares and 2,000,000 shares, respectively.

Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become fully vested two years after date of grant. Options expire 10 years after date of grant.

In 2005, the Company adopted the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”), which provides the granting of stock options, restricted stock or stock appreciation rights to directors who are not employees of the Company. Prior to 2005, the Directors Stock Option Plan (the “Directors Plan”) provided the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company’s Class A Common Stock options that may be granted may not exceed 200,000 shares under each of these plans. Under the terms of both plans, options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable immediately. Options expire 10 years after date of grant.

No stock options were granted during 2007 and 2006.

Stock option activity was as follows (Shares in thousands):

	Six month ended April 30, 2007		Year ended October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,634	$15.62	1,958	$15.34
Granted	—		—	—
Forfeited	—		—	—
Exercised	356	$15.59	324	$13.94

Ending balance	1,278	$15.63	1,634	$15.62

As of April 30, 2007, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$9 - $ 14	606,374	5
$14 - $ 24	471,518	4
$24 - $ 33	199,846	8

All outstanding options were exercisable at April 30, 2007 and 1,415,644 options were exercisable at October 31, 2006.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Class A Common Stock	$0.18	$0.12	$0.36	$0.24
Class B Common Stock	$0.27	$0.18	$0.54	$0.36

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Class A Common Stock:
Basic shares	23,638,578	23,086,186	23,532,346	23,085,252
Assumed conversion of stock options	666,170	629,854	675,821	620,034

Diluted shares	24,304,748	23,716,040	24,208,167	23,705,286

Class B Common Stock:
Basic and diluted shares	23,016,580	23,060,974	23,023,824	23,069,132

There were no stock options that were antidilutive for the three-month and six-month periods ended April 30, 2007 and no stock options and 12,000 stock options that were antidilutive for the three-month and six-month periods ended April 30, 2006, respectively.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Net income	$18,624	$28,693	$52,603	$62,045
Other comprehensive income (loss):	—
Foreign currency translation adjustment	16,400	(7,847)	4,447	(4,903)
Change in fair value of interest rate derivatives, net of tax	1,049	452	1,484	877
Changes in fair value of energy and other derivatives, net of tax	681	74	1,020	(508)
Minimum pension liability adjustment, net of tax	—	—	—	(2)

Comprehensive income	$36,754	$21,372	$59,554	$57,509

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Service cost	$3,419	$3,629	$6,838	$7,258
Interest cost	6,827	6,208	13,654	12,417
Expected return on plan assets	(7,767)	(7,361)	(15,534)	(14,723)
Amortization of prior service cost, initial net asset and net actuarial gain	1,309	1,533	2,618	3,066

	$3,788	$4,009	$7,576	$8,018

The Company made $8.3 million in pension contributions in the first half of 2007. Based on minimum funding requirements, $16.3 million of pension contributions are estimated for the entire 2007 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended April 30		Six months ended April 30
	2007	2006	2007	2006
Service cost	$11	$8	$22	$17
Interest cost	527	586	$1,054	1,171
Amortization of prior service cost and recognized actuarial gain	(269)	(163)	$(538)	(326)

	$269	$431	$538	$862

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

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties (approximately 264,450 acres of timberland were owned at April 30, 2007) to achieve sustainable long-term yields. The Company also owns approximately 36,700 acres of timberland in Canada, which are not actively managed at this time. Timber management is focused on the active harvesting and regeneration of the Company’s timber properties to achieve sustainable long-term yields on the Company’s timberland. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2006 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net sales:
Industrial Packaging & Services	$647,345	$459,008	$1,229,049	$888,728
Paper, Packaging & Services	163,662	156,483	328,488	303,522
Timber	4,036	4,616	8,265	10,173

Total net sales	$815,043	$620,107	$1,565,802	$1,202,423

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains (losses):
Industrial Packaging & Services	$54,261	$34,205	$90,346	$58,445
Paper, Packaging & Services	10,678	14,425	28,717	18,682
Timber	3,370	3,983	9,862	7,346

Operating profit, before the impact of restructuring charges and timberland gains (losses):	$68,309	$52,613	$128,925	$84,473

Restructuring charges:
Industrial Packaging & Services	$1,670	$8,265	$2,843	$12,487
Paper, Packaging & Services	2,379	2,022	3,243	3,258
Timber	—	—	—	10

Total restructuring charges	4,049	10,287	6,086	15,755

Timberland gains (losses):
Timber	(382)	9,238	(320)	40,807

Total	$63,878	$51,564	$122,519	$109,525

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$18,603	$15,143	$36,255	$30,225
Paper, Packaging & Services	7,170	7,201	14,398	15,210
Timber	1,331	981	2,623	2,564

Total depreciation, depletion and amortization expense	$27,104	$23,325	$53,276	$47,999

			April 30, 2007	October 31, 2006
Assets:
Industrial Packaging & Services			$1,780,011	$1,340,553
Paper, Packaging & Services			239,448	248,364
Timber			251,490	250,310

Total segments			2,270,949	1,839,227
Corporate and other			302,052	348,774

Total assets			$2,573,001	$2,188,001

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2007	2006	2007	2006
Net sales:
North America	$442,671	$366,338	$872,559	$705,479
Europe	261,528	167,079	473,560	323,108
Other	110,844	86,690	219,683	173,836

Total net sales	$815,043	$620,107	$1,565,802	$1,202,423

The following table presents total assets by geographic area (Dollars in thousands):

	April 30, 2007	October 31, 2006
Assets:
North America	$1,469,919	$1,474,095
Europe	853,290	482,505
Other	249,792	231,401

	$2,573,001	$2,188,001

NOTE 18 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 9 — Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. As discussed in Note 9, substantially all (99 percent) of the Senior Subordinated Notes outstanding were redeemed on February 9, 2007 pursuant to the Company’s tender offer. The remaining Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at a redemption price of 104.438 percent of principal amount, plus accrued interest, if any.

Condensed Consolidating Statements of Operations

For the six months ended April 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,030	$942,087	$806,647	$(183,962)	$1,565,802
Cost of products sold	264	813,045	663,838	(183,962)	1,293,185

Gross profit	766	129,042	142,809	—	272,617
Selling, general and administrative expenses	690	66,952	84,637	—	152,279
Restructuring charges	—	3,938	2,148	—	6,086
Gain on sale of assets	—	6,757	1,510	—	8,267

Operating profit	76	64,909	57,534	—	122,519
Interest expense, net	16,400	1,618	4,062	—	22,080
Debt extinguishment charge	23,479	—			23,479
Other income (expense), net	1,763	(15,359)	8,076	—	(5,520)

Income before income taxes and equity in earnings of affiliates	(38,040)	47,932	61,548	—	71,440
Income taxes	(10,086)	12,558	16,365	—	18,837
Equity in earnings of affiliates	80,556	—	—	(80,556)	—

Net income (loss)	$52,602	$35,374	$45,183	$(80,556)	$52,603

Condensed Consolidating Statement of Operations

Six months ended April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$2,555	$661,641	$578,130	$(39,903)	$1,202,423
Cost of products sold	1,670	565,149	476,392	(39,903)	1,003,308

Gross profit	885	96,492	101,738	—	199,115
Selling, general and administrative expenses	579	62,773	58,480	—	121,832
Restructuring charges	(36)	5,417	10,373	1	15,755
Gain on sale of assets	—	45,407	2,590	—	47,997

Operating profit	342	73,709	35,475	(1)	109,525
Interest expense, net	14,468	2,244	2,180	75	18,967
Other income (expense), net	7	(8,066)	7,866	(1)	(194)

Income before income taxes and equity in earnings of affiliates	(14,119)	63,399	41,161	(77)	90,364
Income taxes	(4,377)	19,654	13,066	(24)	28,319
Equity in earnings of affiliates	71,787	—	—	(71,787)	—

Net income (loss)	$62,045	$43,745	$28,095	$(71,840)	$62,045

Condensed Consolidating Balance Sheets

As of April 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$13,449	$101,921	$—	$115,370
Trade accounts receivable	55,654	68,739	226,376	—	350,769
Inventories	287	93,919	153,283	—	247,489
Other current assets	406,937	57,453	75,557	(426,128)	113,819

	462,878	233,560	557,137	(426,128)	827,447

Long-term assets
Goodwill and other intangible assets	—	258,697	284,766	—	543,463
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,230,554	1,762,180	204,743	(3,092,683)	104,794

	1,230,554	2,071,768	489,509	(3,092,683)	699,148

Properties, plants and equipment, net	(541)	706,579	340,368	—	1,046,406

	1,692,891	3,011,907	1,387,014	(3,518,811)	2,573,001

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	46,280	932,131	828,757	(1,490,013)	317,155
Short-term borrowings	—	—	53,036	—	53,036
Other current liabilities	—	517,496	48,655	(404,790)	161,361

	46,280	1,449,627	930,448	(1,894,803)	531,552

Long-term liabilities
Long-term debt	723,120	—	—	—	723,120
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	34,398	160,796	247,136	(61,295)	381,035

	757,518	204,046	247,136	(61,295)	1,147,405

Minority interest	—	265	4,687	—	4,952

Shareholders’ equity	889,093	1,357,969	204,743	(1,562,713)	889,092

	1,692,891	3,011,907	1,387,014	(3,518,811)	2,573,001

Condensed Consolidating Balance Sheets

As of October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$1,507	$185,594	$—	$187,101
Trade accounts receivable	55,729	59,916	200,016	—	315,661
Inventories	301	81,388	123,315	—	205,004
Other current assets	279,062	28,978	62,282	(285,051)	85,271

	335,092	171,789	571,207	(285,051)	793,037

Long-term assets
Goodwill and other intangible assets	—	253,576	96,563	—	350,139
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,043,898	824,398	265,462	(2,080,773)	52,985

	1,043,898	1,128,865	362,025	(2,080,773)	454,015

Properties, plants and equipment, net	(616)	709,747	231,818	—	940,949

	1,378,374	2,010,401	1,165,050	(2,365,824)	2,188,001

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	51,692	66,438	502,677	(319,054)	301,753
Short-term borrowings	—	8,957	23,618	(3,254)	29,321
Other current liabilities	—	401,968	34,410	(276,153)	160,225

	51,692	477,363	560,705	(598,461)	491,299

Long-term liabilities
Long-term debt	481,408	—	—	—	481,408
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term assets	1,263	166,926	440,997	(286,028)	323,158

	482,671	210,176	440,997	(286,028)	847,816

Minority interest	—	265	4,610	—	4,875

Shareholders’ equity	844,011	1,322,597	158,738	(1,481,335)	844,011

	1,378,374	2,010,401	1,165,050	(2,365,824)	2,188,001

Condensed Consolidating Statements of Cash Flows

For the six months ended April 30, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(207,440)	$90,757	$198,390	$—	$81,707

Cash flows from investing activities:
Acquisitions of other companies, net of cash acquired	—	(37,635)	(273,473)	—	(311,108)
Purchases of properties, plants and equipment	—	(49,428)	(24,797)	—	(74,225)
Purchases of timber properties	—	(400)	—	—	(400)
Proceeds from the sale of properties, plants and equipment	—	8,648	4,474	—	13,122
Increase in note receivable	—	—	(29,748)	—	(29,748)

Net cash used in investing activities	—	(78,815)	(323,544)	—	(402,359)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,254,588	—	—	—	1,254,588
Payments on long-term debt	(1,012,876)	—	—	—	(1,012,876)
Proceeds on short-term borrowings	—	—	46,552	—	46,552
Payment of premiums for extinguishment of debt	(14,303)	—	—	—	(14,303)
Debt issuance costs	(2,839)	—	—	—	(2,839)
Dividends paid	(20,793)	—	—	—	(20,793)
Acquisition of treasury stock	(5,338)	—	—	—	(5,338)
Exercise of stock options	9,001	—	—	—	9,001

Net cash provided by financing activities	207,440	—	46,552	—	253,992

Effects of exchange rates on cash	—	—	(5,071)	—	(5,071)

Net decrease in cash and cash equivalents	—	11,942	(83,673)	—	(71,731)
Cash and cash equivalents at beginning of period	—	1,507	185,594	—	187,101

Cash and cash equivalents at end of period	$—	$13,449	$101,921	$—	$115,370

Condensed Consolidating Statements of Cash Flows

For the six months ended April 30, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(4,310)	$29,687	$23,117	$—	$48,494

Cash flows from investing activities:
Purchases of properties, plants and equipment	—	(68,324)	(13,846)	—	(82,170)
Proceeds from the sale of properties, plants and equipment	—	48,157	4,125	—	52,282

Net cash used in investing activities	—	(20,167)	(9,721)	—	(29,888)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	480,544	—	—	—	480,544
Payments on long-term debt	(458,685)	—	—	—	(458,685)
Proceeds on short-term borrowings	—	—	11,141	—	11,141
Other, net	(17,549)	—	—	—	(17,549)

Net cash provided by financing activities	4,310	—	11,141	—	15,451

Effects of exchange rates on cash	—	—	(4,438)	—	(4,438)

Net decrease in cash and cash equivalents	—	9,520	20,099	—	29,619
Cash and cash equivalents at beginning of	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$39,033	$112,997	$—	$152,030

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2007 or 2006, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2007 and October 31, 2006, and for the consolidated statements of income for the three-month and six-month periods ended April 30, 2007 and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”). Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2006 Form

10-K, which information is incorporated in this Form 10-Q by reference, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We operate in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

We are a leading global provider of industrial packaging products such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging, logistics and warehousing. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paint and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, we provide a variety of blending and packaging services, logistics and warehousing to customers in many of these same industries in North America.

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries

As of April 30, 2007, we owned approximately 264,450 acres of timberland in the southeastern United States, which is actively managed, and approximately 36,700 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 264,450 acres at April 30, 2007, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 36,700 acres at April 30, 2007, did not have any depletion expense since it is not actively managed at this time.

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

Our reserves for environmental liabilities at April 30, 2007 amounted to $27.3 million, which included reserves of $3.8 million related to our facility in Lier, Belgium, $6.0 million related to our blending facility in Chicago, Illinois, $12.8 million related to the Blagden Packaging acquisition completed in the first quarter of 2007 (which amount is subject to post-closing purchase price adjustments) and $4.7 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.7 million reserve were not individually significant. The reserve for the Lier, Belgium and Chicago, Illinois sites were based on environmental studies conducted at those locations. The Lier, Belgium site is being monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were $0.3 million and insignificant for the six months ending April 30, 2007 and 2006, respectively. Environmental cash expenditures were $0.3 million and insignificant for the six months ending April 30, 2007 and 2006, respectively.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2007. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $2.8 million and $2.7 million of estimated costs related to outstanding claims at April 30, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.4 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $22.0 million and $19.7 million for anticipated costs related to general liability, product, auto and workers’ compensation at April 30, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2007 and 2006. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit, before the impact of restructuring charges and timberland gains (losses), is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging & Services and Paper, Packaging & Services, where timberland gains (losses) are not applicable). Operating profit, before the impact of restructuring charges and timberland gains (losses), is equal to operating profit plus restructuring charges less timberland gains plus timberland losses. We use operating profit, before the impact of restructuring charges and timberland gains (losses), because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, which are not representative of ongoing operations, and timberland gains (losses), which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

Second Quarter Results

Overview

Net sales increased 31 percent to $815.0 million in the second quarter of 2007 compared to $620.1 million in the second quarter of 2006 — an increase of 14 percent including 4 percent from foreign currency translation but excluding the impact to net sales with respect to the acquisitions of Blagden Packaging Group’s steel drum manufacturing and closures businesses (“Blagden”) in the first quarter of 2007 and Delta Petroleum Company, Inc.’s blending and filling businesses (“Delta”) in the fourth quarter of 2006. The $194.9 million increase primarily resulted from the positive contributions of Industrial Packaging & Services ($188.3 million) and Paper, Packaging & Services ($7.2 million). The increase in Industrial Packaging & Services is primarily due to generally higher sales volumes, especially steel and plastic drums, and, to a lesser extent, higher selling prices and foreign currency translation. Sales volumes benefited from the Industrial Packaging & Services’ acquisitions. The increase in Paper, Packaging & Services is primarily due to improved containerboard pricing.

Operating profit was $63.9 million in the second quarter of 2007 compared to $51.6 million in the second quarter of 2006. Operating profit, before the impact of restructuring charges and timberland gains (losses), was $68.3 million for the second quarter of 2007 compared to $52.6 million for the second quarter of 2006. The $15.7 million increase was primarily due to positive contributions from Industrial Packaging & Services ($20.1 million), partially offset by Paper, Packaging & Services ($3.7 million) compared to the same period last year. For the second quarter of 2007 and 2006, respectively, restructuring charges were $4.0 million compared to $10.3 million and there were $0.4 million of timberland losses compared to $9.2 million of timberland gains.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended April 30,	2007	2006
Net sales:
Industrial Packaging & Services	$647,345	$459,008
Paper, Packaging & Services	163,662	156,483
Timber	4,036	4,616

Total net sales	$815,043	$620,107

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$54,261	$34,205
Paper, Packaging & Services	10,678	14,425
Timber	3,370	3,983

Total operating profit before the impact of restructuring charges and timberland gains	68,309	52,613

Restructuring charges:
Industrial Packaging & Services	1,670	8,265
Paper, Packaging & Services	2,379	2,022
Timber	—	—

Total restructuring charges	4,049	10,287

Timberland gains (losses):
Timber	(382)	9,238

Operating profit:
Industrial Packaging & Services	52,591	25,940
Paper, Packaging & Services	8,299	12,403
Timber	2,988	13,221

Total operating profit	$63,878	$51,564

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles and blending, filling and packaging services. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

In this segment, net sales were up 41 percent to $647.3 million in the second quarter of 2007 compared to $459.0 million in the second quarter of 2006 — an increase of 18 percent including 5 percent from foreign currency translations but excluding the impact to net sales with respect to the Blagden and Delta acquisitions. The increase in net sales was primarily attributable to the recent acquisitions and organic growth, which included higher sales volumes across all regions with particular strength in the Americas, Europe and emerging markets. The second quarter of 2007 contributions from our acquisitions included a full quarter of sales volume for Blagden and Delta, which were acquired in the first quarter of 2007 and fourth quarter of 2006, respectively.

Gross profit margin for the Industrial Packaging & Services segment was 18.2 percent in the second quarter of 2007 versus 17.6 percent in the second quarter of 2006. This improvement was due to positive contributions from the continued execution of the Greif Business System.

Operating profit was $52.6 million in the second quarter of 2007 compared to $25.9 million in the second quarter of 2006. Operating profit before restructuring charges rose to $54.3 million in the second quarter of 2007 from $34.2 million in the second quarter of 2006 primarily due to the improvement in net sales and the execution of the Greif Business System. Restructuring charges were $1.7 million in the second quarter of 2007 compared with $8.3 million during the same period last year.

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

In this segment, net sales were $163.7 million in the second quarter of 2007 compared to $156.5 million in the second quarter of 2006. This was principally due to higher containerboard and corrugated sheet selling prices, partially offset by lower sales volumes primarily due to acceleration of major annual maintenance activities at one of our containerboard mills to the second quarter from the third quarter of 2007.

The Paper, Packaging & Services segment’s gross profit margin decreased to 14.1 percent in the second quarter of 2007 from 16.9 percent in the second quarter of 2006. This reduction was primarily due to the accelerated major annual maintenance and higher average OCC costs, which were partially offset by initial contributions from execution of the Greif Business System. At April 30, 2007, OCC costs were below the near-term peak recorded earlier in the quarter but remained higher than the first quarter of 2007 levels.

Operating profit was $8.3 million in the second quarter of 2007 compared to $12.4 million in the second quarter of 2006. Operating profit before restructuring charges was $10.7 million in the second quarter of 2007 compared to $14.4 million in the second quarter of 2006 primarily due to the reduction in gross profit margin. Restructuring charges were $2.4 million in the second quarter of 2007 compared to $2.0 million in the second quarter of 2006.

Timber

The Timber segment consists of approximately 264,450 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 36,700 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, higher and better use (HBU), and development properties).

Net sales were $4.0 million in the second quarter of 2007, consistent with plan, compared to $4.6 million in the second quarter of 2006. Operating profit was $3.0 million in the second quarter of 2007 compared to $13.2 million in the second quarter of 2006 primarily due to $9.2 million of timberland gains in the second quarter of 2006. Operating profit, before the impact of restructuring charges and timberland gains (losses), was $3.4 million (including $2.0 million of profits on special use property sales) in the second quarter of 2007 compared to $4.0 million (including $1.5 million of profits on special use property sales) in the second quarter of 2006.

Other Income Statement Change

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 82.5 percent for the second quarter of 2007 versus 82.4 percent for the second quarter of 2006. The consistency in cost of products sold was achieved by the orderly integration of the newly acquired companies and positive contributions from the continued execution of the Greif Business System, partially offset by higher costs for OCC, which were at their highest level in over a decade.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $77.7 million, or 9.5 percent of net sales, in the second quarter of 2007 compared to $62.4 million, or 10.1 percent of net sales, in the second quarter of 2006. The dollar increase was primarily due to the Blagden and Delta acquisitions during the first quarter of 2007 and the fourth quarter of 2006, respectively.

Restructuring Charges

During the second quarter of 2007, we recorded restructuring charges of $4.0 million, consisting of $0.6 million in employee separation costs, $0.5 million in asset impairments and $2.9 million in other costs. The focus of the 2007 restructuring activities will be on integration of acquisitions in the Industrial Packaging & Services segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment.

During the second quarter of 2006, we recorded restructuring charges of $10.3 million, consisting of $3.9 million in employee separation costs, $4.4 million in asset impairments and $2.0 million in other costs. In 2006, our restructuring charges were primarily related to the final waves of the Industrial Packaging & Services segment’s global implementation of the Greif Business System.

Gain (Loss) on Sale of Timberland

During the second quarter of 2007, we recorded a loss on sale of timber property of $0.3 million compared to a gain of $9.2 million in the second quarter of 2006. The timberland loss in the second quarter of 2007 resulted from a currency hedge on an anticipated Canadian timberland transaction that did not occur.

Gain on Disposal of Properties, Plants, and Equipment, Net

During the second quarter of 2007, we recorded a net gain on disposal of properties, plants and equipment, net of $3.4 million, primarily consisting of $1.8 million in gains from the sale of surplus and HBU timber properties. During the second quarter of 2006, gain on disposals of properties, plants and equipment, net was $5.5 million. This was primarily due to the sale of two held for sale properties.

Interest Expense, Net

Interest expense, net was $10.0 million and $9.8 million for the second quarter of 2007 and 2006, respectively. The increase was primarily attributable to higher average debt outstanding due to our recent acquisitions partially offset by lower interest expense for the Senior Notes compared to the Senior Subordinated Notes.

Debt Extinguishment Charge

During the second quarter of 2007, the Company issued $300 million of 6 3/4 percent Senior Notes due 2017. At the same time, the Company completed a tender offer for its 8 7/8 percent Senior Subordinated Notes due 2012. In the tender offer, the Company purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge was recorded during the second quarter of 2007. This $23.5 million charge included $14.5 million in cash and $9.0 million in non-cash items. Proceeds from the Senior Note issuance were primarily used to fund the purchase of the Senior Subordinated Notes in the tender offer. These actions, excluding the impact of the debt extinguishment charge, are immediately accretive to earnings.

Other Income (Expense) Net

Other expense during second quarter of 2007 was $4.3 million compared to other income of $1.2 during the second quarter of 2006, resulting in an unfavorable variance of $5.5 million. Zimbabwe hyperinflation for the second quarter of 2007 was an expense of $1.1 million compared to income of $2.4 million for the same period the previous year, resulting in an unfavorable variance of $3.5 million. Revaluation of various intercompany loans, receivables and payables resulted in an expense of $1.6 million during the second quarter of 2007 compared to short term income of $0.3 million for the same period in the previous year, resulting in an unfavorable variance of $1.9 million.

Income Tax Expense

The effective tax rate was 28.0 percent and 31.1 percent in the second quarter of 2007 and 2006, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States in the second quarter 2007 compared to the same period last year.

Net Income

Based on the foregoing, we recorded net income of $18.6 million for the second quarter of 2007 compared to $28.7 million in the second quarter of 2006.

Year-to-Date Results

Overview

Net sales were $1.6 billion for the first half of 2007 compared to $1.2 billion for the first half of 2006. Net sales increased 33 percent, including 3 percent from impact of foreign currency translation. The increase in net sales was attributable to the Industrial Packaging & Services segment ($340.3 million increase), Paper, Packaging & Services segment ($25.0 million increase) and the Timber segment ($1.9 million decrease).

Operating profit was $122.5 million for the first half of 2007 compared with $109.5 million for the same period last year. Operating profit, before the impact of restructuring charges and timberland gains (losses), increased 53 percent to $128.9 million for the first half of 2007 compared to $84.5 million for the first half of 2006. This increase was attributable to the Industrial Packaging & Services segment ($31.9 million increase), Paper, Packaging & Services segment ($10.0 million increase) and the Timber segment ($2.5 million increase). There were $6.1 million and $15.8 million of restructuring charges for the first half of 2007 and 2006, respectively, and $0.3 million of timberland losses for the first half of 2007 and $40.8 million of timberland gains for the first half of 2006.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the six months ended April 30,	2007	2006
Net sales:
Industrial Packaging & Services	$1,229,049	$888,728
Paper, Packaging & Services	328,488	303,522
Timber	8,265	10,173

Total net sales	$1,565,802	$1,202,423

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$90,346	$58,445
Paper, Packaging & Services	28,717	18,682
Timber	9,862	7,346

Total operating profit before the impact of restructuring charges and timberland gains	128,925	84,473

Restructuring charges:
Industrial Packaging & Services	2,843	12,487
Paper, Packaging & Services	3,243	3,258
Timber	—	10

Total restructuring charges	6,086	15,755

Timberland gains (losses):
Timber	(320)	40,807

Operating profit:
Industrial Packaging & Services	87,503	45,958
Paper, Packaging & Services	25,474	15,424
Timber	9,542	48,143

Total operating profit	$122,519	$109,525

Segment Review

Industrial Packaging & Services

In the Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles throughout the world. The key factors influencing profitability in the first half of 2007 compared to the first half of 2006 in the Industrial Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

In this segment, net sales increased 38 percent to $1.2 billion for the first half of 2007 compared to $888.7 million for the same period last year, including 4 percent from impact of foreign currency translation. The improvement in net sales was primarily due to the Blagden and Delta acquisitions and organic growth, which included higher sales volumes across all regions with particular strength in the Americas, Europe and emerging markets.

The Industrial Packaging & Services segment’s gross profit margin improved to 17.3 percent for the first half of 2007 from 16.9 percent in the first half of 2006. This improvement was primarily due to the improvement in net sales and positive contributions from the continued execution of the Greif Business System.

Operating profit was $87.5 million for the first half of 2007 compared with $46.0 million for the first half of 2006. Operating profit, before the impact of restructuring charges, rose to $90.3 million for the first half of 2007 from $58.4 million for the same period a year ago. Restructuring charges were $2.8 million for the first half of 2007 compared with $12.5 million a year ago.

Paper, Packaging & Services

In the Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first half of 2007 compared to the first half of 2005 in the Paper, Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily OCC;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales were $328.5 million for the first half of 2007 compared to $303.5 million for the same period last year, an increase of 8 percent. The increase in net sales was due to improved selling prices for this segment’s products.

The Paper, Packaging & Services segment’s gross profit margin increase to 14.4 percent during the first half of 2007, compared to 14.0 percent for the same period last year. This change was due to the improvement in net sales, partially offset by higher OCC costs and the acceleration of major annual maintenance activities into the second quarter from the third quarter at one of our containerboard mills as compared to the same period last year.

Operating profit was $25.5 million for the first half of 2007 compared with $15.4 million for the first half of 2006. Operating profit, before the impact of restructuring charges, was $28.7 million for the first half of 2007 compared with $18.7 million the prior year. Restructuring charges were $3.2 million for the first half of 2007 versus $3.3 million a year ago.

Timber

As of April 30, 2007, we owned approximately 264,450 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 36,700 acres in Canada, which are harvested. The key factors influencing profitability in the first half of 2007 compared to the first half of 2006 in the Timber segment were:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $8.3 million for the first half of 2007 compared to $10.2 million for the first half of 2006. Operating profit was $9.5 million for the first half of 2007 compared with $48.1 million for the first half of 2006. Operating profit, before the impact of restructuring charges and timberland gains (losses), was $9.9 million for the first half of 2007 compared to $7.3 million a year ago. Restructuring charges were insignificant for the first half in both years. Timberland losses were $0.3 million for the first half of 2007 and timberland gains were $40.8 million for the same period last year.

We completed the second and final phases of our previously reported $90 million sales of timber, timberland and associated assets in the first quarter of 2006. In these phases, we sold 21,000 acres of timberland holdings in Florida for $39.0 million, resulting in a gain of $36.4 million.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, decreased to 82.6 percent for the first half of 2007 from 83.4 percent for the first half of 2006. The principal factor impacting this decrease was positive contribution from the continued execution of Greif Business system.

Selling, General and Administrative Expenses

SG&A expenses were $152.2 million, or 9.7 percent of net sales, for the first half of 2007 compared to $121.8 million, or 10.1 percent of net sales, for the same period a year ago. The dollar increase was primarily due to the Blagden and Delta acquisitions during the first quarter of 2007 and the fourth quarter of 2006, respectively, and accruals related to performance based incentive plans.

Restructuring Charges

During the first half of 2007, we recorded restructuring charges of $6.1 million, consisting of $1.3 million in employee separation costs, $0.9 million in asset impairments and $3.8 million in other costs. The focus of the 2007 restructuring activities are on integration of acquisitions in the Industrial Packaging & Services segment and on alignment of the market-focused strategy and implementation of the Grief Business System in the Paper, Packaging & Services segment.

During the first half of 2006, we recorded restructuring charges of $15.8 million, consisting of $6.8 million in employee separation costs, $5.5 million in asset impairments and $3.4 million in other costs. In 2006, our restructuring charges were primarily related to the final waves of the Industrial Packaging & Services segment’s global implementation of the Greif Business System.

Gain (Loss) on Sale of Timberland

During the first half of 2007, we recorded a loss of $2 million compared to a $40.8 million gain during the first half of 2006, which included from the second phase of a sale of timberland holdings in Florida, Georgia and Alabama.

Gain on Disposal of Properties, Plants and Equipment, Net

During the first half of 2007, we recorded a net gain on disposal of properties, plants and equipment, net of $8.6 million, primarily consisting of $5.8 million in gains from the sale of surplus and HBU timber properties. During the first half of 2006, gain on disposals of properties, plants and equipment, net was $7.2 million. This was primarily due to the sale of two held for sale properties.

Interest Expense, Net

Interest expense, net was $22.1 million and $19.0 million for the first half of 2007 and 2006, respectively. The increase was primarily due to higher average debt outstanding due to our recent acquisitions partially offset by lower interest expenses for the Senior Notes compared to the Senior Subordinated Notes.

Debt Extinguishment Charge

During the second quarter of 2007, the Company issued $300 million of 6 3/4 percent Senior Notes due 2017. At the same time, the Company completed a tender offer for its 8 7/8 percent Senior Subordinated Notes due 2012. In the tender offer, the Company purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge was recorded during the second quarter of 2007. This $23.5 million charge included $14.5 million in cash and $9.0 million in non-cash items. Proceeds from the Senior Note issuance were primarily used to fund the purchase of the Senior Subordinated Notes in the tender offer. These actions, excluding the impact of the debt extinguishment charge, are immediately accretive to earnings.

Other Income (Expense), Net

Other expense during second half of 2007 was $5.1 million compared to other income of $0.8 during the first half of 2006, resulting in an unfavorable variance of $5.9 million, primarily due to Zimbabwe hyperinflation for the first half of 2007, which was an expense of $0.6 million compared to income of $3.1 million during the first half of 2006, resulting in an unfavorable variance of $3.7 million.

Income Tax Expense

The effective tax rate was 26.2 percent and 31.0 percent in the first half of 2007 and 2006, respectively, resulting in an income tax expense of $18.8 million for the first half of 2007 and an income tax expense of $28.3 million for the first half of 2006. The lower effective tax rate resulted from a change in the mix of income outside the United States and the debt extinguishment charge of approximately $23.5 million in the second quarter 2007.

Net Income

Based on the foregoing, our net income was $52.6 million for the first half of 2007 compared to net income of $62.0 million in the same period last year.

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

Capital Expenditures and Business Acquisitions

During the first half of 2007, we invested $74.2 million in capital expenditures, excluding timberland purchases of $0.4 million, compared with capital expenditures of $45.5 million, excluding timberland purchases of $36.7 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $110 million in 2007, which would be equal to our anticipated annual depreciation expense of approximately $110 million.

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

Our trade accounts receivable increased $35.1 million primarily due to the 2007 Acquisitions.

Inventories increased $42.5 million, with $32 million primarily due to the 2007 Acquisitions. Additionally, one of our subsidiaries had low inventory levels at October 31, 2006, which increased during the second quarter of 2007.

Goodwill increased $120.7 million primarily due to the 2007 Acquisitions.

Intangible assets increased a net $72.6 million primarily due to the 2007 Acquisitions. These assets, based on preliminary allocations of purchase price, were primarily related to trade name, customer relationship, and non-compete agreements.

Other long-term assets increased $20.4 million, with $14.7 million related to costs to be allocated in connection with the 2007 Acquisitions as purchase accounting is finalized.

Properties, plants and equipment increased $105.5 million primarily due to the 2007 Acquisitions.

Deferred tax liability increased $24.7 million primarily due to the 2007 Acquisitions.

Other long-term liabilities increased $37.4 million, with $10.2 million primarily due to the 2007 Acquisitions and $18.6 due to the negative impact of interest rate swaps.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility. The revolving multicurrency credit facility is available to us for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $289.8 million and $115.2 million outstanding under the Credit Agreement at April 30, 2007 and October 31, 2006, respectively. The increase in outstanding debt under the Credit Facility was primarily due to funds borrowed to finance the Blagden acquisition which was completed in the first quarter of 2007.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3.0 to 1. As of April 30, 2007, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Notes

On February 9, 2007, we issued $300.0 million of our 6.75 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer, discussed below, and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2007, we were in compliance with these covenants. The fair value of the Senior Notes was $303.0 million at April 30, 2007 based upon quoted market prices.

Senior Subordinated Notes

On February 9, 2007, we completed a tender offer for our 8.875 percent Senior Subordinated Notes. In the tender offer, we purchased $245.6 million aggregate principal amount of our outstanding Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as the write-off of unamortized capitalized debt issuance costs) was recorded during the second quarter 2007. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At April 30, 2007, we were in compliance with these covenants. In connection with the completion of the tender offer for our Senior Subordinated Notes, we received the requisite consent and amended this Indenture to eliminate substantially all of the restrictive covenants and certain events of default contained in the Indenture. The fair value of the Senior Subordinated Notes was $2.5 million and $256.0 million at April 30, 2007 and October 31, 2006, respectively, based upon quoted market prices.

Trade Accounts Receivable Credit Facility

We have a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The credit facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $99.2 million and $120.0 million outstanding under the trade accounts receivable credit facility at April 30, 2007 and October 31, 2006, respectively.

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

Other

In addition to the borrowings and facilities described above, we had outstanding debt of $84.6 million and $33.0 million, comprised of $31.6 million and $3.7 million in long-tem debt and $53.0 million and $29.3 million in short-term borrowings, at April 30, 2007 and October 31, 2006, respectively.

Sale of European Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller has agreed to sell trade receivables to Buyer that meet certain eligibility requirements and that Seller has purchased from other indirect wholly-owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly-owned subsidiary of Greif, Inc., is a party to an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) pursuant to which it sells trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA.

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under our European accounts receivable sales program was increased from €90.0 million to €118.0 million ($160.6 million at April 30, 2007); (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At April 30, 2007, €89.7 million ($122.0 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.6 million ($0.8 million) and €0.3 million ($0.4 million) for the three months ended April 30, of 2007 and 2006, respectively. Expenses associated with the RPA and Italian RPA totaled €1.1 million ($1.4 million) and €0.5 million ($0.7 million) for the six months ended April 30, 2007 and 2006, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

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

Contractual Obligations

As of April 30, 2007, we had the following contractual obligations (Dollars in millions):

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$977.5	$21.4	$524.0	$40.9	$391.2
Short-term borrowings	54.5	54.5	—	—	—
Non-cancelable operating leases	32.6	6.2	15.6	7.2	3.6
Timber note securitized	72.9	1.1	4.5	4.5	62.8

Total contractual cash obligations	$1,137.5	$83.2	$544.1	$52.6	$457.6

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first six months of 2007, we repurchased 100,000 shares of Class A and Class B Common Stock. As of April 30, 2007, we had repurchased 2,252,128 shares, including 1,358,008 shares of Class A Common Stock and 893,120 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through April 30, 2007 was approximately $46.2 million.

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

In February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for our financial statements for the fiscal year beginning on November 1, 2008, with earlier adoption permitted. We are currently evaluating the impact and timing of the adoption of SFAS No. 159 on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2006	—		—	1,848,872
December 2006	—		—	1,848,872
January 2007	—		—	1,848,872
February 2007	—		—	1,848,872
March 2007	54,600	$55.08	54,600	1,781,072
April 2007	—		—	1,748,872

	54,600		54,600

Issuer Purchases of Class B Common Stock
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2006	—		—	1,848,872
December 2006	—		—	1,848,872
January 2007	—		—	1,848,872
February 2007	—		—	1,848,872
March 2007	13,200	$50.97	13,200	1,781,072
April 2007	32,200	$43.39	32,200	1,748,872

	45,400		45,400

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2007, the maximum number of shares that may yet be purchased is 1,748,872, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc..

10.1	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.2	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.3	Amendment to Receivables Purchase Agreement dated as of June 29, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.4	Amendment to Receivables Purchase Agreement dated as of October 27, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.5	Amendment to Receivables Purchase Agreement dated as of April 30, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 8, 2007	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended April 30, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.

10.1	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.2	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.3	Amendment to Receivables Purchase Agreement dated as of June 29, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.4	Amendment to Receivables Purchase Agreement dated as of October 27, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

10.5	Amendment to Receivables Purchase Agreement dated as of April 30, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.