Form 10-Q
period 2007-07-31
GREIF INC
filed 2007-09-07
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2007 was as follows:

Class A Common Stock	23,650,057 shares
Class B Common Stock	22,959,666 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net sales	$874,237	$690,475	$2,440,039	$1,892,898
Cost of products sold	711,948	553,732	2,005,133	1,557,040

Gross profit	162,289	136,743	434,906	335,858

Selling, general and administrative expenses	77,306	70,348	229,585	192,180
Restructuring charges	6,061	7,087	12,147	22,842
Gain (loss) on sale of timberlands	56	364	(264)	41,171
Gain on sale disposal of properties, plants and equipment, net	930	8,809	9,517	15,999

Operating profit	79,908	68,481	202,427	178,006

Interest expense, net	12,400	8,071	34,480	27,038
Debt extinguishment charge	—	—	23,479	—
Other expense, net	(707)	(3,879)	(5,770)	(3,086)

Income before income tax expense	66,801	56,531	138,698	147,882

Income tax expense	17,502	17,820	36,339	46,139
Equity in losses of affiliates and minority interests	(518)	(375)	(975)	(1,362)

Net income	$48,781	$38,336	$101,384	$100,381

Basic earnings per share:
Class A Common Stock	$0.84	$0.66	$1.75	$1.74
Class B Common Stock	$1.26	$1.00	$2.62	$2.61

Diluted earnings per share:
Class A Common Stock	$0.82	$0.65	$1.72	$1.71
Class B Common Stock	$1.26	$1.00	$2.62	$2.61

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	July 31, 2007	October 31, 2006
	(Unaudited)
Current assets
Cash and cash equivalents	$97,116	$187,101
Trade accounts receivable, less allowance of $12,480 in 2007 and $8,575 in 2006	361,115	315,661
Inventories	248,368	205,004
Net assets held for sale	4,662	3,374
Deferred tax assets	14,951	15,814
Prepaid expenses and other current assets	89,770	66,083

	815,982	793,037

Long-term assets
Long-term notes receivable	32,266	626
Goodwill	425,370	286,552
Other intangible assets, net of amortization	111,842	63,587
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	85,957	52,359

	706,326	454,015

Properties, plants and equipment
Timber properties, net of depletion	195,636	195,115
Land	130,009	81,768
Buildings	347,992	317,110
Machinery and equipment	1,012,390	930,924
Capital projects in progress	88,845	53,099

	1,774,872	1,578,016
Accumulated depreciation	(714,016)	(637,067)

	1,060,856	940,949

	$2,583,164	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2007	October 31, 2006
	(Unaudited)
Current liabilities
Accounts payable	$361,792	$301,753
Accrued payroll and employee benefits	63,720	65,513
Restructuring reserves	6,096	8,391
Short-term borrowings	25,772	29,321
Other current liabilities	129,878	86,321

	587,258	491,299

Long-term liabilities
Long-term debt	676,259	481,408
Deferred tax liability	178,084	179,329
Pension liability	11,180	18,639
Postretirement benefit liability	47,574	47,702
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	115,115	77,488

	1,071,462	847,816

Minority interest	5,222	4,875

Shareholders’ equity
Common stock, without par value	69,019	56,765
Treasury stock, at cost	(91,420)	(81,643)
Retained earnings	965,613	901,267
Accumulated other comprehensive income (loss):
- foreign currency translation	7,685	1,525
- interest rate derivatives	(275)	(1,861)
- energy and other derivatives	(303)	(945)
- minimum pension liability	(31,097)	(31,097)

	919,222	844,011

	$2,583,164	$2,188,001

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2007	2006
Cash flows from operating activities:
Net income	$101,384	$100,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	76,292	68,621
Asset impairments	921	6,245
Deferred income taxes	(5,317)	19,315
Gain on disposal of properties, plants and equipment, net	(9,517)	(15,999)
Loss (gain) on the sale of timberland (Note 8)	264	(41,171)
Gain on insurance settlement	—	(1,526)
Loss on extinguishment of debt	23,479	—
Equity in losses of affiliates and minority interests	975	1,362
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	4,058	(45,989)
Inventories	(10,837)	(10,777)
Prepaid expenses and other current assets	(20,339)	(26,363)
Other long-term assets	(51,032)	(1,499)
Long-term notes receivable	(8,159)	—
Accounts payable	21,472	49,014
Accrued payroll and employee benefits	(1,854)	6,431
Restructuring reserves	(2,280)	(2,372)
Other current liabilities	10,314	429
Pension and postretirement benefit liability	(8,609)	(327)
Other long-term liabilities	44,408	36,592

Net cash provided by operating activities	165,623	142,367

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(313,464)	(3,109)
Purchases of properties, plants and equipment	(80,144)	(72,425)
Purchases of timber properties	(1,500)	(35,459)
Issuance of notes receivable	(29,748)	—
Proceeds from the sale of properties, plants and equipment	13,515	60,218
Proceeds from insurance settlement for properties, plants and equipment	—	2,562

Net cash used in investing activities	(411,341)	(48,213)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,635,984	586,804
Payments on long-term debt	(1,441,133)	(607,359)
Proceeds from short-term borrowings	17,820	4,736
Payment of premiums for extinguishment of debt	(14,271)	—
Debt issuance costs	(2,839)	—
Dividends paid	(37,038)	(24,114)
Acquisitions of treasury stock	(9,743)	(5,833)
Exercise of stock options	12,283	3,476

Net cash provided by (used in) financing activities	161,063	(42,290)

Effects of exchange rates on cash	(5,330)	(6,624)

Net increase (decrease) in cash and cash equivalents	(89,985)	45,240
Cash and cash equivalents at beginning of period	187,101	122,411

Cash and cash equivalents at end of period	$97,116	$167,651

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2007

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as July 31, 2007 and October 31, 2006 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2007 and 2006 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2006 (the “2006 Form 10-K”).

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

Industrial Packaging Acquisitions

During the first nine months of 2007, the Company completed five acquisitions of industrial packaging companies for an aggregate purchase price of $313.3 million. These five acquisitions were Blagden Packaging Group, two tuck-in North American companies in November 2006, one tuck-in North African company in January 2007, and the acquisition of the remaining ownership of two minority owned companies in Russia in July. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $162.5 million (including $43.5 million of inventory and $61.2 million of accounts receivable) and liabilities assumed were $52.2 million. Identifiable intangible assets, with a combined fair value of $66.6 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $136.4 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

In the fourth quarter of 2006, the Company completed two acquisitions for an aggregate purchase price of $102.1 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals and glycol-based products in North America, and an industrial packaging company located in Russia. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $106.1 million (including $25.7 million of inventory and $28.0 million of accounts receivable) and liabilities assumed were $48.8 million. Identifiable intangible assets, with a combined fair value of $17.4 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $27.4 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired in accordance with SFAS No. 141, “Business Combinations.”

During the first nine months of 2007, the Company implemented various restructuring plans at certain of the acquired businesses discussed above that were previously in the planning and evaluation stages. As of the consummation date of the acquisitions, management began to assess and formulate plans to close certain acquired locations. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, with a remaining liability at July 31 of $1.5 million, and $2.4 million of restructuring charges for the first nine months of 2007. These accruals have been recorded as adjustments to acquisition costs (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2005, results of operations would not have differed materially from reported results.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123(R) for the third quarter of 2006 was $0.2 million and none in the third quarter of 2007.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first three months of 2007 and the first nine months of 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2007 and 2006. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under the Company’s European accounts receivable sales program was increased from €90.0 million to €118.0 million ($161.8 million at July 31, 2007); (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At July 31, 2007, €100.4 million ($137.7 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.1 million ($1.4 million) and €0.4 million ($0.6 million) for the three months ended July 31, 2007 and 2006, respectively. Expenses associated with the RPA and Italian RPA totaled €2.6 million ($3.4 million) and €1.3 million ($1.6 million) for the nine months ended July 31, 2007 and 2006, respectively. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2007	October 31, 2006
Finished goods	$74,227	$53,621
Raw materials and work-in-process	208,127	186,065

	282,354	239,686
Reduction to state inventories on last-in, first-out basis	(33,986)	(34,682)

	$248,368	$205,004

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of July 31, 2007, there were five facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill by segment for the nine-month period ended July 31, 2007 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2006	$251,769	$34,783	$286,552
Goodwill acquired	141,396	—	141,396
Currency translation	(2,578)	—	(2,578)

Balance at July 31, 2007	$390,587	$34,783	$425,370

The 2007 goodwill acquired of $141.4 million is preliminary and primarily relates to acquisition of industrial packaging companies in Europe, Asia, North Africa and North America.

All other intangible assets for the periods presented, except for $4.9 million, related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from two to 20 years. The detail of other intangible assets by class as of July 31, 2007 and October 31, 2006 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2007:
Trademark and patents	$26,039	$8,746	$17,293
Non-compete agreements	11,204	4,663	6,541
Customer relationships	89,638	6,506	83,132
Other	8,725	3,849	4,876

Total	$135,606	$23,764	$111,842

October 31, 2006:
Trademark and patents	$17,290	$7,992	$9,298
Non-compete agreements	5,033	3,709	1,324
Customer relationships	43,115	2,343	40,772
Other	15,575	3,382	12,193

Total	$81,013	$17,426	$63,587

During the first nine months of 2007, other intangible assets increased by $50.4 million. The increase in other intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia and North America. Amortization expense for the nine months ended July 31, 2007 was $6.2 million. Amortization expense for the next five years is expected to be $10.5 million in 2008, $10.4 million in 2009, $10.3 million in 2010, $9.0 million in 2011 and $7.8 million in 2012.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2007 is on integration of acquisitions in the Industrial Packaging & Services segment and on alignment to market focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment. During the first nine months of 2007, the Company recorded restructuring charges of $12.1 million, consisting of $5.3 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees and $4.9 million in other costs. One company-owned plant in the Industrial Packaging & Services segment was closed. The remaining restructuring charges for the above activities are anticipated to be $9.2 million for the remainder of 2007.

In 2006, the focus was primarily on the final waves of global implementation of the Greif Business System for the Industrial Packaging & Services segment. During the first nine months of 2006, the Company recorded restructuring charges of $22.8 million, consisting of $11.1 million in employee separation costs, $6.2 million in asset impairments, $0.3 million of professional fees, and $5.2 million in other costs. Two company-owned plants in the Paper, Packaging & Services segment, and one in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment reduced the number of plants in the United Kingdom from five to three. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world.

For each business segment, costs incurred in 2007 are as follows (Dollars in thousands):

	Three months ended July 31, 2007	Nine months ended July 31, 2007	Total Amounts Expected to be incurred
Industrial Packaging & Services:
Employee separation costs	$3,957	$4,850	$9,864
Asset impairments	(18)	710	1,440
Professional fees	—	1	2
Other restructuring costs	765	1,986	4,038

	4,704	7,547	15,344
Paper, Packaging & Services:
Employee separation costs	23	460	1,416
Asset impairments	—	211	273
Professional fees	—	1,035	1,341
Other restructuring costs	1,334	2,894	2,926

	1,357	4,600	5,956

	$6,061	$12,147	$21,300

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2007 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2006	$8,391	$—	$—	$8,391
Costs incurred and charged to expense	5,310	5,916	921	12,147
Costs paid or otherwise settled	(8,153)	(5,368)	(921)	(14,442)

Balance at July 31, 2007	$5,548	$548	$—	$6,096

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

Assets of the Buyer SPE at July 31, 2007 and October 31, 2006 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of July 31, 2007 and October 31, 2006. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the nine month periods ended July 31, 2007 and 2006 includes interest expense on STA Timber debt of $1.7 million and interest income on Buyer SPE investments of $1.8 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2007	October 31, 2006
Credit Agreement	$237,603	$115,198
Senior Notes	300,000	—
Senior Subordinated Notes	2,496	242,560
Trade accounts receivable credit facility	103,479	120,000
Other long-term debt	32,681	3,650

	$676,259	$481,408

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility due in 2010. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of July 31, 2007, $237.6 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.16 percent for the nine months ended July 31, 2007, and the interest rate was 5.43 percent at July 31, 2007 and 5.85 percent at October 31, 2006.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At July 31, 2007, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of the 8 7/8 percent Senior Subordinated Notes in the tender offer and for general corporate purposes.

The fair value of the Senior Notes was $291.8 million at July 31, 2007 based on quoted market prices. The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At July 31, 2007, the Company was in compliance with these covenants.

Senior Subordinated Notes

On February 9, 2007, the Company completed a tender offer for its 8 7/8 percent Senior Subordinated Notes. In the tender offer, the Company purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs) was recorded. The fair value of the remaining Senior Subordinated Notes was $2.5 million and $256.0 million at July 31, 2007 and October 31, 2006, respectively, based upon quoted market prices. The remaining Senior Subordinated Notes are to be redeemed by the Company during the fourth quarter of 2007.

A description of the guarantees of the Senior Subordinated Notes by the Company’s United States subsidiaries is included in Note 18.

Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (5.90 percent interest rate at July 31, 2007 and 5.87 percent at October 31, 2006). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivable Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not the liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $103.5 million and $120.0 million outstanding under the trade accounts receivable credit facility at July 31, 2007 and October 31, 2006, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Subordinated Notes and the trade accounts receivable credit facility, the Company had outstanding debt of $58.5 million and $33.0 million at July 31, 2007 and October 31, 2006, respectively, composed of $32.7 million and $3.7 million in long-term debt and $25.8 million and $29.3 million in short-term borrowings, respectively.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2007 and October 31, 2006 approximate their fair values because of the short-term nature of these items.

At July 31, 2007, the Company had a note receivable from Lunival Holding BV for the amount of €23.0 million ($31.5 million at July 31, 2007), which matures in November 2008. Under the notes receivable agreement, the Company receives interest at a fixed rate of 6.0 percent. The fair market value of the notes receivable approximates its carrying amount.

The estimated fair values of the Company’s long-term debt was $668.0 million and $499.2 million as compared to the carrying amounts of $676.3 million and $481.4 million at July 31, 2007 and October 31, 2006, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $180.0 million and $130.0 million at July 31, 2007 and October 31, 2006, respectively, with various maturities through 2010. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly or quarterly from the counterparties equal to 5.34 percent and pays interest equal to 5.41 percent over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.4 million and $1.0 million was recorded at July 31, 2007 and October 31, 2006, respectively.

At July 31, 2007, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and pays interest at a fixed rate of approximately 6.80 percent on €206.7 million. Upon maturity of these swaps on August 1, 2007, the Company was required to pay €206.7 million to the counterparties and receive $248.0 million from the counterparties. A liability for the loss on these agreements of $33.9 million representing their fair values was recorded at July 31, 2007, and accumulated other comprehensive loss of $33.9 million was recorded at July 31, 2007.

On August 1, 2007, the Company settled its existing cross-currency interest rate swaps and entered into new cross-currency interest rate swaps. Under these new agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on € 219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010 and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates.

At July 31, 2007, the Company had outstanding foreign currency forward contracts in the notional amount of $35.3 million ($45.2 million at October 31, 2006). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at July 31, 2007 resulted in a loss of $0.2 million recorded in the consolidated statement of income and an asset of $1.4 million recorded in the consolidated balance sheet. The fair value of similar contracts at October 31, 2006 resulted in a loss of $0.1 million recorded in the consolidated statement of income and an asset of $2.1 million recorded in the consolidated balance sheet.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2008. The fair value of the energy hedges was in an unfavorable position of $0.5 million ($0.3 million net of tax) at July 31, 2007, compared to an unfavorable position of $1.5 million ($0.9 million net of tax) at October 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2007.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in Old Corrugated Containers (“OCC”) prices through October 31, 2007. The fair value of these hedges was not significant at July 31, 2007. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2007.

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

During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income (loss) of approximately $0. million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2007:
Class A Common Stock	128,000,000	42,281,920	23,650,057	18,631,863
Class B Common Stock	69,120,000	34,560,000	22,959,666	11,600,334

October 31, 2006:
Class A Common Stock	128,000,000	42,281,920	23,268,306	19,013,614
Class B Common Stock	69,120,000	34,560,000	23,031,066	11,528,934

On February 26, 2007, shareholders approved an increase in the number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock and 69,120,000 shares of Class B Common Stock. Subsequent to the aforementioned approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s Class A Common Stock and Class B Common Stock. The split was effective on April 11, 2007 to shareholders of record on March 19, 2007. The stock split means that each holder of Class A Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class A Common Stock for every share they held of Class A Common Stock and each holder of Class B Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class B Common Stock for every share they held of Class B Common Stock. The day on which such shares began trading on the New York Stock Exchange reflecting the stock split was April 12, 2007.

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

No stock options were granted during 2007 and 2006.

Stock option activity was as follows (Shares in thousands):

	Nine months ended July 31, 2007		Year ended October 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,634	$15.62	1,958	$15.34
Granted	—		—	—
Forfeited	—		—	—
Exercised	457	$15.52	324	$13.94

Ending balance	1,177	$15.65	1,634	$15.62

As of July 31, 2007, outstanding stock options had exercise prices and contractual lives as follows:

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$ 9 - $ 14	547,843	5
$ 14 - $ 24	446,818	4
$ 24 - $ 33	182,346	8

All outstanding options were exercisable at July 31, 2007 and 1,415,644 options were exercisable at October 31, 2006.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Class A Common Stock	$0.28	$0.18	$0.64	$0.42
Class B Common Stock	$0.42	$0.27	$0.95	$0.62

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Class A Common Stock:
Basic shares	23,632,990	23,117,428	23,565,409	23,095,978
Assumed conversion of stock options	633,067	624,834	626,451	597,328

Diluted shares	24,266,057	23,742,262	24,191,860	23,693,306

Class B Common Stock:
Basic and diluted shares	22,976,707	23,042,490	23,008,118	23,060,252

There were no stock options that were antidilutive for the three-month and nine-month periods ended July 31, 2007 and 2006.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income comprises of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Net income	$48,781	$38,336	$101,384	$100,381
Other comprehensive income (loss):	—
Foreign currency translation adjustment	1,713	(10,072)	6,160	(14,975)
Change in fair value of interest rate derivatives, net of tax	102	326	1,586	1,203
Changes in fair value of energy and other derivatives, net of tax	(378)	581	642	73
Minimum pension liability adjustment, net of tax	—	—	—	(2)

Comprehensive income	$50,218	$29,171	$109,772	$86,680

NOTE 16 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Service cost	$3,419	$3,629	$10,257	$10,887
Interest cost	6,827	6,208	20,481	18,625
Expected return on plan assets	(7,767)	(7,361)	(23,301)	(22,085)
Amortization of prior service cost, initial net asset and net actuarial gain	1,309	1,533	3,927	4,599

	$3,788	$4,009	$11,364	$12,026

The Company made $13.7 million in pension contributions in the nine months ended July 31, 2007. Based on minimum funding requirements, $16.3 million of pension contributions are estimated for the entire 2007 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended July 31		Nine months ended July 31
	2007	2006	2007	2006
Service cost	$11	$8	$32	$25
Interest cost	527	586	$1,581	1,757
Amortization of prior service cost and recognized actuarial gain	(269)	(163)	$(807)	(489)

	$269	$431	$806	$1,293

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

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers, protective packaging and multiwall bags and related services. These products are manufactured and sold in North America.

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties (approximately 264,350 acres of timberland were owned at July 31, 2007) to achieve sustainable long-term yields. The Company also owns approximately 36,700 acres of timberland in Canada, which are not actively managed at this time. Timber management is focused on the active harvesting and regeneration of the Company’s timber properties to achieve sustainable long-term yields on the Company’s timberland. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2006 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net sales:
Industrial Packaging & Services	$694,688	$515,881	$1,923,737	$1,404,609
Paper, Packaging & Services	175,972	171,944	504,460	475,466
Timber	3,577	2,650	11,842	12,823

Total net sales	$874,237	$690,475	$2,440,039	$1,892,898

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains (losses):
Industrial Packaging & Services	$66,710	$57,057	$157,056	$115,502
Paper, Packaging & Services	16,405	15,827	45,122	34,509
Timber	2,798	2,320	12,660	9,666

Operating profit, before the impact of restructuring charges and timberland gains (losses):	85,913	75,204	214,838	159,677

Restructuring charges:
Industrial Packaging & Services	4,704	6,999	7,547	19,486
Paper, Packaging & Services	1,357	88	4,600	3,346
Timber	—	—	—	10

Total restructuring charges	6,061	7,087	12,147	22,842

Timberland gains (losses):
Timber	56	364	(264)	41,171

Total	$79,908	$68,481	$202,427	$178,006

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$15,072	$13,416	$51,327	$43,641
Paper, Packaging & Services	7,030	6,579	21,428	21,789
Timber	914	627	3,537	3,191

Total depreciation, depletion and amortization expense	$23,016	$20,622	$76,292	$68,621

			July 31, 2007	October 31, 2006
Assets:
Industrial Packaging & Services			$1,854,108	$1,396,069
Paper, Packaging & Services			236,553	248,364
Timber			252,435	250,310

Total segments			2,343,096	1,894,743
Corporate and other			240,068	293,258

Total assets			$2,583,164	$2,188,001

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2007	2006	2007	2006
Net sales:
North America	$467,783	$397,483	$1,340,342	$1,102,962
Europe	290,883	198,144	764,443	521,252
Other	115,571	94,848	335,254	268,684

Total net sales	$874,237	$690,475	$2,440,039	$1,892,898

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2007	October 31, 2006
Assets:
North America	$1,461,937	$1,474,095
Europe	848,864	482,505
Other	272,363	231,401

	$2,583,164	$2,188,001

NOTE 18 — SUMMARIZED CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Senior Subordinated Notes, more fully described in Note 9 — Debt, are fully guaranteed, jointly and severally, by the Company’s United States subsidiaries (“Guarantor Subsidiaries”). The Company’s non-United States subsidiaries are not guaranteeing the Senior Subordinated Notes (“Non-Guarantor Subsidiaries”). Presented below are summarized condensed consolidating financial statements of Greif, Inc. (the “Parent”), which includes certain of the Company’s operating units, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries and the Company on a consolidated basis. These summarized condensed consolidating financial statements are prepared using the equity method. Separate financial statements for the Guarantor Subsidiaries are not presented based on management’s determination that they do not provide additional information that is material to investors. As discussed in Note 9, substantially all (99 percent) of the Senior Subordinated Notes outstanding were redeemed on February 9, 2007 pursuant to the Company’s tender offer. The remaining Senior Subordinated Notes are redeemable at the option of the Company beginning August 1, 2007, at a redemption price of 104.438 percent of principal amount, plus accrued interest, if any. The Company intends to redeem the remaining Senior Subordinated Notes during the fourth quarter of 2007.

Condensed Consolidating Statements of Operations

For the nine months ended July 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$978	$1,329,537	$1,275,637	$(161,180)	$2,444,972
Cost of products sold	(202)	1,125,501	1,045,946	(161,180)	2,010,065

Gross profit	1,180	204,036	229,691	—	434,907

Selling, general and administrative expenses	971	109,332	119,282	—	229,585
Restructuring charges	—	9,013	3,134	—	12,147
Gain on sale of assets	—	7,777	1,476	—	9,253

Operating profit	209	93,468	108,751	—	202,428

Interest expense, net	24,606	3,713	6,148	—	34,467
Debt extinguishment charge	23,492	—			23,492
Other income (expense), net	3,152	(15,643)	5,746	—	(6,745)

Income before income taxes and equity in earnings of affiliates	(44,737)	74,112	108,349	—	137,724

Income taxes	(11,976)	19,417	28,898	—	36,339
Equity in earnings of affiliates	134,146	—	—	(134,146)	—

Net income (loss)	$101,385	$54,695	$79,451	$(134,146)	$101,385

Condensed Consolidating Statement of Operations

Nine months ended July 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$3,926	$1,033,724	$922,615	$(67,367)	$1,892,898
Cost of products sold	2,375	871,520	750,512	(67,367)	1,557,040

Gross profit	1,551	162,204	172,103	—	335,858

Selling, general and administrative expenses	1,252	105,036	85,892	—	192,180
Restructuring charges	(36)	7,440	15,438	—	22,842
Gain on sale of assets	—	53,336	3,834	—	57,170

Operating profit	335	103,064	74,607	—	178,006

Interest expense, net	20,810	3,776	2,564	(112)	27,038
Other income (expense), net	(49)	(9,792)	5,393	—	(4,448)

Income before income taxes and equity in earnings of affiliates	(20,524)	89,496	77,436	112	146,520

Income taxes	(6,031)	27,744	24,427	(1)	46,139
Equity in earnings of affiliates	114,874	—	—	(114,874)	—

Net income (loss)	$100,381	$61,752	$53,009	$(114,761)	$100,381

Condensed Consolidating Balance Sheets

As of July 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$4,328	$92,788	$—	$97,116
Trade accounts receivable	78,081	109,981	173,053	—	361,115
Inventories	322	92,499	155,547	—	248,368
Other current assets	358,864	44,008	81,282	(374,771)	109,383

	437,267	250,816	502,670	(374,771)	815,982

Long-term assets
Goodwill and other intangible assets	—	268,495	268,717	—	537,212
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,283,466	1,145,156	323,774	(2,634,173)	118,223

	1,283,466	1,464,542	592,491	(2,634,173)	706,326

Properties, plants and equipment, net	(528)	715,920	345,464	—	1,060,856

	1,720,205	2,431,278	1,440,625	(3,008,944)	2,583,164

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	93,226	79,656	917,746	(728,836)	361,792
Short-term borrowings	—	29	25,743	—	25,772
Other current liabilities	—	492,867	59,041	(352,214)	199,694

	93,226	572,552	1,002,530	(1,081,050)	587,258

Long-term liabilities
Long-term debt	676,259	—	—	—	676,259
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term liabilities	31,498	437,920	194,949	(312,414)	351,953

	707,757	481,170	194,949	(312,414)	1,071,462

Minority interest	—	265	4,957	—	5,222

Shareholders’ equity	919,222	1,377,292	238,189	(1,615,481)	919,222

	1,720,205	2,431,279	1,440,625	(3,008,945)	2,583,164

Condensed Consolidating Balance Sheets

As of October 31, 2006

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$1,507	$185,594	$—	$187,101
Trade accounts receivable	55,729	59,916	200,016	—	315,661
Inventories	301	81,388	123,315	—	205,004
Other current assets	279,062	28,978	62,282	(285,051)	85,271

	335,092	171,789	571,207	(285,051)	793,037

Long-term assets
Goodwill and other intangible assets	—	253,576	96,563	—	350,139
Assets held by special purpose entities (Note 8)	—	50,891	—	—	50,891
Other long-term assets	1,043,898	824,398	265,462	(2,080,773)	52,985

	1,043,898	1,128,865	362,025	(2,080,773)	454,015

Properties, plants and equipment, net	(616)	709,747	231,818	—	940,949

	1,378,374	2,010,401	1,165,050	(2,365,824)	2,188,001

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	51,692	66,438	502,677	(319,054)	301,753
Short-term borrowings	—	8,957	23,618	(3,254)	29,321
Other current liabilities	—	401,968	34,410	(276,153)	160,225

	51,692	477,363	560,705	(598,461)	491,299

Long-term liabilities
Long-term debt	481,408	—	—	—	481,408
Liabilities held by special purpose entities (Note 8)	—	43,250	—	—	43,250
Other long-term assets	1,263	166,926	440,997	(286,028)	323,158

	482,671	210,176	440,997	(286,028)	847,816

Minority interest	—	265	4,610	—	4,875

Shareholders’ equity	844,011	1,322,597	158,738	(1,481,335)	844,011

	1,378,374	2,010,401	1,165,050	(2,365,824)	2,188,001

Condensed Consolidating Statements of Cash Flows

For the nine months ended July 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(143,243)	$78,782	$230,084	$—	$165,623

Cash flows from investing activities:
Acquisitions of other companies, net of cash acquired	—	(37,325)	(276,139)	—	(313,464)
Purchases of properties, plants and equipment	—	(46,175)	(33,969)	—	(80,144)
Purchases of timber properties	—	(1,500)	—	—	(1,500)
Proceeds from the sale of properties, plants and equipment	—	9,039	4,476	—	13,515
Increase in note receivable	—	—	(29,748)	—	(29,748)

Net cash used in investing activities	—	(75,961)	(335,380)	—	(411,341)

Cash flows from financing activities:

Proceeds from issuance of long-term debt	1,635,984	—	—	—	1,635,984
Payments on long-term debt	(1,441,133)	—	—	—	(1,441,133)
Proceeds on short-term borrowings	—	—	17,820	—	17,820
Payment of premiums for extinguishment of debt	(14,271)	—	—	—	(14,271)
Debt issuance costs	(2,839)	—	—	—	(2,839)
Dividends paid	(37,038)	—	—	—	(37,038)
Acquisition of treasury stock	(9,743)	—	—	—	(9,743)
Exercise of stock options	12,283	—	—	—	12,283

Net cash provided by financing activities	143,243	—	17,820	—	161,063

Effects of exchange rates on cash	—	—	(5,330)	—	(5,330)

Net decrease in cash and cash equivalents	—	2,821	(92,806)	—	(89,985)
Cash and cash equivalents at beginning of period	—	1,507	185,594	—	187,101

Cash and cash equivalents at end of period	$—	$4,328	$92,788	$—	$97,116

Condensed Consolidating Statements of Cash Flows

For the nine months ended July 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$47,026	$6,806	$85,072	$—	$138,904

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(3,109)	—	—	(3,109)
Purchases of properties, plants and equipment	—	(89,720)	(18,164)	—	(107,884)
Proceeds from the sale of properties, plants and equipment	—	59,037	1,181	—	60,218
Proceeds from insurance settlement	—	—	6,025	—	6,025

Net cash used in investing activities	—	(33,792)	(10,958)	—	(44,750)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	586,804	—	—	—	586,804
Payments on long-term debt	(607,359)	—	—	—	(607,359)
Proceeds on short-term borrowings	—	—	4,736	—	4,736
Acquisition of treasury stock	(5,833)	—	—	—	(5,833)
Exercise of stock options	3,476	—	—	—	3,476
Dividends paid	(24,114)	—	—	—	(24,114)

Net cash provided by financing activities	(47,026)	—	4,736	—	(42,290)

Effects of exchange rates on cash	—	—	(6,624)	—	(6,624)

Net decrease in cash and cash equivalents	—	(26,986)	72,226	—	45,240
Cash and cash equivalents at beginning of period	—	29,513	92,898	—	122,411

Cash and cash equivalents at end of period	$—	$2,527	$165,124	$—	$167,651

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2007 or 2006, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2007 and October 31, 2006, and for the consolidated statements of income for the three-month and nine-month periods ended July 31, 2007 and 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2006 (the “2006 Form 10-K”). Readers are encouraged to review the entire 2006 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as fertilizers, chemicals, concrete, flour, sugar, feed, seed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries

As of July 31, 2007, we owned approximately 264,350 acres of timberland in the southeastern United States, which is actively managed, and approximately 36,700 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, a transformation to what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending, including a transportation management system, and lay the foundation for a world-class sourcing and supply chain capability.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 264,350 acres at July 31, 2007, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 12 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 36,700 acres at July 31, 2007, did not have any depletion expense since it is not actively managed at this time.

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

Pension and Postretirement Benefits. Our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates determine pension and postretirement benefit expenses. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 16 to the Notes to Consolidated Financial Statement included in this Form 10-Q. The results would be different using other assumptions.

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

Our reserves for environmental liabilities at July 31, 2007 amounted to $24.3 million, which included reserves of $3.8 million related to our facility in Lier, Belgium, $6.0 million related to our blending facility in Chicago, Illinois, $9.9 million related to the Blagden Packaging acquisition completed in the first quarter of 2007 (which amount is subject to post-closing purchase price adjustments) and $4.6 million for asserted and unasserted environmental litigation, claims and/or assessments at several manufacturing sites and other locations where we believe the outcome of such matters will be unfavorable to us. The environmental exposures for those sites included in the $4.6 million reserve were not individually significant. The reserve for the Lier, Belgium and Chicago, Illinois sites were based on environmental studies conducted at those locations. The Lier, Belgium site is monitored by the Public Flemish Waste Company (“PFWC”), which is the Belgian body for waste control. PFWC must approve all remediation efforts that are undertaken by us at this site. Environmental expenses were $0.4 million and insignificant for the nine months ending July 31, 2007 and 2006, respectively. Environmental cash expenditures were $0.5 million and insignificant for the nine months ending July 31, 2007 and 2006, respectively.

We anticipate that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2007. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $2.8 million and $2.7 million of estimated costs related to outstanding claims at July 31, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $0.7 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $19.9 million and $19.7 million for anticipated costs related to general liability, product, auto and workers’ compensation at July 31, 2007 and October 31, 2006, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2006 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2007 and 2006. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Third Quarter Results

Overview

Net sales increased 27 percent to $874.2 million in the third quarter of 2007 compared to $690.5 million in the third quarter of 2006 — an increase of 11 percent including 4 percent from foreign currency translation and excluding the impact of the acquisitions of Blagden Packaging Group’s steel drum manufacturing and closures businesses (“Blagden”) in the first quarter of 2007 and Delta Petroleum Company, Inc.’s blending and filling businesses (“Delta”) in the fourth quarter of 2006. The $183.8 million increase is primarily due to higher sales for Industrial Packaging & Services ($178.8 million) driven by generally higher volumes, especially steel and plastic drums, which benefited from the Industrial Packaging & Services’Blagden and Delta acquisitions and strong organic growth in Europe and the emerging markets.

Operating profit was $79.9 million in the third quarter of 2007 compared to $68.5 million in the third quarter of 2006. Operating profit, before the impact of restructuring charges and timberland gains, was $85.9 million for the third quarter of 2007 compared to $75.2 million for the third quarter of 2006. The $10.7 million increase was primarily due to higher operating profit for Industrial Packaging & Services ($9.7 million). During the third quarter of 2006, there were $8.8 million of gains on disposal of certain assets, including the sale of corporate surplus property and disposal of a warehouse in Europe. For the third quarter of 2007 and 2006, respectively, restructuring charges were $6.1 million compared to $7.1 million and timberland gains were $0.1 million compared to $0.4 million.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended July 31,	2007	2006
Net sales:
Industrial Packaging & Services	$694,688	$515,881
Paper, Packaging & Services	175,972	171,944
Timber	3,577	2,650

Total net sales	874,237	690,475

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$66,710	$57,057
Paper, Packaging & Services	16,405	15,827
Timber	2,798	2,320

Total operating profit before the impact of restructuring charges and timberland gains	85,913	75,204

Restructuring charges:
Industrial Packaging & Services	4,704	6,999
Paper, Packaging & Services	1,357	88
Timber	—	—

Total restructuring charges	$6,061	$7,087

Timberland gains:
Timber	56	364

Operating profit:
Industrial Packaging & Services	62,006	50,058
Paper, Packaging & Services	15,048	15,739
Timber	2,854	2,684

Total operating profit	$79,908	$68,481

Segment Review

Industrial Packaging & Services

Our Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

In this segment, net sales were up 35 percent to $694.7 million in the third quarter of 2007 compared to $515.9 million in the third quarter of 2006 — an increase of 14 percent excluding the impact of the Blagden and Delta acquisitions, and including 5 percent from foreign currency translation. The increase in net sales was primarily attributable to the Blagden and Delta acquisitions and organic growth, which included higher sales volumes across all regions with particular strength in Europe and emerging markets. In the third quarter of 2007, contributions from our acquisitions included a full quarter of sales volume for Blagden and Delta.

Gross profit margin for the Industrial Packaging & Services segment was 18.7 percent in the third quarter of 2007 versus 20.5 percent in the third quarter of 2006. This decline was primarily due to portfolio mix and fluctuations in raw material costs, partially offset by positive contributions from the continued execution of the Greif Business System.

Operating profit was $62.0 million in the third quarter of 2007 compared to $50.1 million in the third quarter of 2006. Operating profit before restructuring charges rose to $66.7 million in the third quarter of 2007 from $57.1 million in the third quarter of 2006 primarily due to the improvement in net sales and the execution of the Greif Business System, partially offset by $8.8 million of gains on disposal of certain assets, during the third quarter of 2006. Restructuring charges were $4.7 million in the third quarter of 2007 compared with $7.0 million during the same period last year.

Paper, Packaging & Services

Our Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers (“OCC”);

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales were $176.0 million in the third quarter of 2007 compared to $171.9 million in the third quarter of 2006. This was principally due to higher containerboard selling prices and volumes, which benefited from the acceleration of major annual maintenance activities at one of our containerboard mills to the second quarter from the third quarter of 2007.

The Paper, Packaging & Services segment’s gross profit margin remained the same at approximately 17.2 percent in the third quarter of 2007 compared to the third quarter of 2006. Higher average OCC costs were offset by contributions from execution of the Greif Business System.

Operating profit was $15.0 million in the third quarter of 2007 compared to $15.7 million in the third quarter of 2006. Operating profit before restructuring charges was $16.4 million in the third quarter of 2007 compared to $15.8 million in the third quarter of 2006 primarily due to the increase in net sales. Restructuring charges were $1.4 million in the third quarter of 2007 compared to $0.1 million in the third quarter of 2006.

Timber

Our Timber segment consists of approximately 264,350 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 36,700 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $3.6 million in the third quarter of 2007, consistent with the planned level of timber sales, compared to $2.7 million in the third quarter of 2006. Operating profit was $2.9 million in the third quarter of 2007 compared to $2.7 million in the third quarter of 2006. Operating profit, before the impact of timberland gains, was $2.8 million (including $0.8 million of profits on special use property sales) in the third quarter of 2007 compared to $2.3 million (including $1.9 million of profits on special use property sales) in the third quarter of 2006. For the third quarter of 2007 and 2006, respectively, timberland gains were $0.1 million compared to $0.4 million.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 81.4 percent for the third quarter of 2007 versus 80.2 percent for the third quarter of 2006. The increase in cost of products sold for the third quarter of 2007 compared to third quarter of 2006 was primarily due to portfolio mix and fluctuations in raw material costs, including higher OCC costs .

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $77.3 million, or 8.8 percent of net sales, in the third quarter of 2007 compared to $70.3 million, or 10.2 percent of net sales, in the third quarter of 2006. The dollar increase is primarily due to our Blagden and Delta acquisitions and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses and the impact of acquisition integration activities.

Restructuring Charges

During the third quarter of 2007, we recorded restructuring charges of $6.1 million, consisting of $4.0 million in employee separation costs and $2.1 million in other costs. The focus of the 2007 restructuring activities are on integration of acquisitions in the Industrial Packaging & Services segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment.

During the third quarter of 2006, we recorded restructuring charges of $7.1 million, consisting of $4.3 million in employee separation costs, $0.7 million in asset impairments and $2.1 million in other costs. In 2006, our restructuring charges were primarily related to the final waves of the Industrial Packaging & Services segment’s global implementation of the Greif Business System.

Gain on Sale of Timberland

During the third quarter of 2007, we recorded a gain on sale of timber property of $0.1 million compared to a gain of $0.4 million in the third quarter of 2006.

Gain on Disposal of Properties, Plants, and Equipment, Net

During the third quarter of 2007, we recorded a net gain on disposal of properties, plants and equipment, net of $0.9 million, primarily consisting of $0.8 million in gains from the sale of surplus and HBU timber properties. During the third quarter of 2006, gain on disposals of properties, plants and equipment, net was $8.8 million, primarily consisting of a gain on sale of corporate surplus property for $5.8 million.

Interest Expense, Net

Interest expense, net was $12.4 million and $8.1 million for the third quarter of 2007 and 2006, respectively. The increase was primarily attributable to higher average debt outstanding due to our recent acquisitions partially offset by lower interest expense for the Company’s 6 3/4 percent Senior Notes, compared to the previously outstanding 8 7/8 percent Senior Subordinated Notes acquired during a tender offer earlier this year.

Other Expense, Net

Other expense, net during third quarter of 2007 was $0.7 million compared to $3.9 million during the third quarter of 2006, resulting in a favorable variance of $3.3 million. In 2007, hyperinflation remeasurement for the third quarter of 2007 resulted in income of $1.5 million due to of lower inventory levels compared to an expense of $3.6 million for the same period last year.

Income Tax Expense

The effective tax rate was 26.2 percent and 31.5 percent in the third quarter of 2007 and 2006, respectively. The lower effective tax rate resulted from a change in the mix of income outside the United States in the third quarter 2007 compared to the same period last year.

Net Income

Based on the foregoing, we recorded net income of $48.8 million for the third quarter of 2007 compared to $38.3 million in the third quarter of 2006.

Year-to-Date Results

Overview

Net sales were $2.4 billion for the first nine months of 2007 compared to $1.9 billion for the first nine months of 2006. Net sales increased 29 percent, including 4 percent from impact of foreign currency translation. The increase in net sales was attributable to the Industrial Packaging & Services segment ($519.1 million increase) and Paper, Packaging & Services segment ($29.0 million increase) offset by the Timber segment ($1.0 million decrease).

Operating profit was $202.4 million for the first nine months of 2007 compared with $178.0 million for the same period last year. Operating profit, before the impact of restructuring charges and timberland gains (losses), increased 35 percent to $214.8 million for the nine months ending July 31, 2007 compared to $159.7 million for the same period last year. This increase in operating profit, before the impact of restructuring charges and timberland gains (losses), was attributable to the Industrial Packaging & Services segment ($41.6 million increase), Paper, Packaging & Services segment ($10.6 million increase) and the Timber segment ($3.0 million increase). There were $12.1 million and $22.8 million of restructuring charges for the nine months ending July 31, 2007 and 2006, respectively, and $0.3 million of timberland losses for the first nine months of 2007 and $41.2 million of timberland gains for the first nine months of 2006.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the nine months ended July 31,	2007	2006
Net sales:
Industrial Packaging & Services	$1,923,737	$1,404,609
Paper, Packaging & Services	504,460	475,466
Timber	11,842	12,823

Total net sales	$2,440,039	$1,892,898

Operating profit:
Operating profit, before the impact of restructuring charges and timberland gains:
Industrial Packaging & Services	$157,056	$115,502
Paper, Packaging & Services	45,122	34,509
Timber	12,660	9,666

Total operating profit before the impact of restructuring charges and timberland gains	214,838	159,677

Restructuring charges:
Industrial Packaging & Services	7,547	19,486
Paper, Packaging & Services	4,600	3,346
Timber	—	10

Total restructuring charges	12,147	22,842

Timberland gains (losses):
Timber	(264)	41,171

Operating profit:
Industrial Packaging & Services	149,509	96,016
Paper, Packaging & Services	40,522	31,163
Timber	12,396	50,827

Total operating profit	$202,427	$178,006

Segment Review

Industrial Packaging & Services

In our Industrial Packaging & Services segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products and polycarbonate water bottles, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the first nine months of 2007 compared to the first nine months of 2006 in the Industrial Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

In this segment, net sales increased 37 percent to $1.9 billion for the first nine months of 2007 compared to $1.4 billion for the same period last year, including 5 percent from impact of foreign currency translation. The improvement in net sales was primarily due to the Blagden and Delta acquisitions and organic growth, which included higher sales volumes across all regions with particular strength in the Americas, Europe and emerging markets.

Our Industrial Packaging & Services segment’s gross profit margin was 17.8 percent for the first nine months of 2007 versus 18.5 percent in the first nine months of 2006. This decline was primarily due to portfolio mix and fluctuations in raw materials, partially offset by positive contributions from the continued execution of the Greif Business System.

Operating profit was $149.5 million for the first nine months of 2007 compared with $96.0 million for the first nine months of 2006. Operating profit, before the impact of restructuring charges, rose to $157.1 million for the first nine months of 2007 from $115.5 million for the same period a year ago. Restructuring charges were $7.5 million for the first nine months of 2007 compared with $19.5 million for the first nine months of 2006.

Paper, Packaging & Services

In our Paper, Packaging & Services segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the first nine months of 2007 compared to the first nine months of 2006 in the Paper, Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily OCC;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales increased 6 percent to $504.5 million for the first nine months of 2007 compared to $475.5 million for the same period last year. The increase in net sales was primarily due to improved selling prices for this segment’s products.

The Paper, Packaging & Services segment’s gross profit margin increased to 16.9 percent during the first nine months of 2007 compared to 15.4 percent for the same period last year. This improvement was due to an increase in net sales, partially offset by higher OCC costs.

Operating profit was $40.5 million for the first nine months of 2007 compared with $31.2 million for the first nine months of 2006. Operating profit, before the impact of restructuring charges, was $45.1 million for the first nine months of 2007 compared with $34.5 million the prior year. Restructuring charges were $4.6 million for the first nine months of 2007 versus $3.3 million a year ago.

Timber

As of July 31, 2007, we owned approximately 264,350 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 36,700 acres in Canada, which are harvested. The key factors influencing profitability in the first nine months of 2007 compared to the first nine months of 2006 in our Timber segment were:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $11.8 million for the first nine months of 2007 compared to $12.8 million for the first nine months of 2006. Operating profit was $12.3 million for the first nine months of 2007 compared with $50.8 million for the first nine months of 2006. Operating profit, before the impact of restructuring charges and timberland gains (losses), was $12.7 million for the first nine months of 2007 compared to $9.7 million a year ago. Restructuring charges were insignificant for the first nine months in both years. Timberland losses were $0.3 million for the first nine months of 2007 and timberland gains were $41.2 million for the same period last year.

We completed the second and final phases of our previously reported $90 million sales of timber, timberland and associated assets in the first and second quarters of 2006. In these phases, we sold 21,000 acres of timberland holdings in Florida for $39.0 million, resulting in a gain of $36.4 million.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 82.2 percent for both the first nine months of 2007 and 2006. The consistency in cost of products sold was achieved by the orderly integration of the newly acquired companies and positive contributions from the continued execution of the Greif Business System, partially offset by higher costs for OCC, which reached their highest level in over a decade.

Selling, General and Administrative Expenses

SG&A expenses were $229.6 million, or 9.4 percent of net sales, for the first nine months of 2007 compared to $192.2 million, or 10.2 percent of net sales, for the same period a year ago. The dollar increase was primarily due to our Blagden and Delta acquisitions during the first quarter of 2007 and the fourth quarter of 2006, respectively, and accruals related to performance based incentive plans, partially offset by tighter controls over SG&A expenses and the impact of acquisition integration activities.

Restructuring Charges

During the first nine months of 2007, we recorded restructuring charges of $12.1 million, consisting of $5.3 million in employee separation costs, $0.9 million in asset impairments and $5.9 million in other costs. The focus of the 2007 restructuring activities are on integration of acquisitions in the Industrial Packaging & Services segment and on alignment of the market-focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment.

During the first nine months of 2006, we recorded restructuring charges of $22.8 million, consisting of $11.1 million in employee separation costs, $6.2 million in asset impairments and $5.5 million in other costs. In 2006, our restructuring charges were primarily related to the final waves of the Industrial Packaging & Services segment’s global implementation of the Greif Business System.

Gain (Loss) on Sale of Timberland

During the first nine months of 2007, we recorded a loss of $0.3 million compared to a $41.2 million gain during the same period last year, which included the gains from the second and final phases of a sale of our timberland holdings in Florida, Georgia and Alabama.

Gain on Disposal of Properties, Plants and Equipment, Net

During the first nine months of 2007, we recorded a net gain on disposal of properties, plants and equipment, net of $9.5 million, primarily consisting of $6.6 million in gains from the sale of surplus and HBU timber properties. During the first nine months of 2006, gain on disposal of properties, plants and equipment, net was $16.0 million, primarily consisting of a gain on sale of corporate surplus property for $5.8 million and gains from the sale of surplus and HBU timber properties for $3.1 million.

Interest Expense, Net

Interest expense, net was $34.5 million and $27.0 million for the first nine months of 2007 and 2006, respectively. The increase was primarily due to higher average debt outstanding due to our recent acquisitions partially offset by lower interest expenses for the Company’s 6 3/4 percent Senior Notes, compared to the previously outstanding 8 7/8 percent Senior Subordinated Notes acquired during a tender offer earlier this year.

Debt Extinguishment Charge

During the second quarter of 2007, the Company issued $300 million of 6 3/4 percent Senior Notes due 2017. At the same time, the Company completed a tender offer for its 8 7/8 percent Senior Subordinated Notes due 2012. In the tender offer, the Company purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge was recorded during the second quarter of 2007. This $23.5 million charge included $14.5 million in cash and $9.0 million in non-cash items. Proceeds from the Senior Note issuance were primarily used to fund the purchase of the Senior Subordinated Notes in the tender offer. These actions, excluding the impact of the debt extinguishment charge, were accretive to earnings. The remaining Senior Subordinated Notes are to be redeemed by us during our fourth quarter of 2007.

Other Expense, Net

Other expense during the first nine months of 2007 was $5.8 million compared to $3.1 million during the same period last year, resulting in an unfavorable variance of $2.7 million. The unfavorable variance was primarily due to fees associated with our European trade receivable facility and foreign exchange losses totaling $4.4 million for the first nine months of 2007 compared to $2.3 million for the same period last year.

Income Tax Expense

The effective tax rate was 26.2 percent and 31.2 percent in the first nine months of 2007 and 2006, respectively, resulting in an income tax expense of $36.3 million for the first nine months of 2007 and $46.1 million for the first nine months of 2006. The lower effective tax rate resulted from a change in the mix of income outside the United States and the debt extinguishment charge of approximately $23.5 million in the second quarter 2007.

Net Income

Based on the foregoing, our net income was $101.4 million for the first nine months of 2007 compared to net income of $100.4 million in the same period last year.

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

Capital Expenditures and Business Acquisitions

During the first nine months of 2007, we invested $78.5 million in capital expenditures, excluding timberland purchases of $1.5 million, compared with capital expenditures of $55.1 million, excluding timberland purchases of $52.8 million, during the same period last year.

We expect capital expenditures excluding timberland purchases to be approximately $110 million in 2007, which is in line with our anticipated annual depreciation expense.

We acquired Blagden’s steel drum manufacturing and closures businesses in the first quarter of 2007. Net sales of the acquired operations, which are located in Europe and Asia, were approximately $265 million for the annual period prior to the acquisition. In addition, in the first quarter of 2007, we acquired two small industrial packaging companies in the United States and one in North Africa. These acquisitions and the Blagden acquisitions are referred to as the “2007 Acquisitions”.

Balance Sheet Changes

Cash and cash equivalents, along with short-term borrowings and long-term debt, were all primarily impacted by the 2007 Acquisitions.

Our trade accounts receivable increased $45.5 million, primarily due to the 2007 Acquisitions.

Inventories increased $43.4 million, primarily due to the 2007 Acquisitions. Prepaid expenses and other current assets increased $23.7 million, primarily due to the 2007 Acquisitions, with the remainder related to timing and the yearly build up of prepaid balances.

Goodwill increased $138.8 million primarily due to the 2007 Acquisitions.

Intangible assets increased a $48.3 million primarily due to the 2007 Acquisitions. These assets, based on preliminary allocations of purchase price, were primarily related to trade name, customer relationships, and non-compete agreements.

Other long-term assets increased $33.6 million. There were $15.3 million to be allocated in connection with purchase accounting for the 2007 Acquisitions.

Properties, plants and equipment increased $119.9 million, primarily due to the 2007 Acquisitions.

Accounts payable increased $60.0 million, primarily due to the 2007 Acquisitions.

Other current liabilities increased $43.6 million, primarily due to the 2007 Acquisitions, a $3.0 million increase in freight accruals, and $1.4 million in interest accruals.

Other long-term liabilities increased $37.6 million, primarily due to the 2007 Acquisitions, the increase in accruals, and timing of payments.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility is available to us for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $237.6 million and $115.2 million outstanding under the Credit Agreement at July 31, 2007 and October 31, 2006, respectively. The increase in outstanding debt under the Credit Facility was primarily due to funds borrowed to finance the Blagden acquisition, which was completed in the first quarter of 2007.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3.0 to 1. As of July 31, 2007, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Notes

On February 9, 2007, we issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer, discussed below, and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2007, we were in compliance with these covenants. The fair value of the Senior Notes was $291.8 million at July 31, 2007 based upon quoted market prices.

Senior Subordinated Notes

On February 9, 2007, we completed a tender offer for our 8 7 /8 percent Senior Subordinated Notes. In the tender offer, we purchased $245.6 million aggregate principal amount of our outstanding Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as the write-off of unamortized capitalized debt issuance costs) was recorded during the second quarter 2007. The Indenture pursuant to which the Senior Subordinated Notes were issued contains certain covenants. At July 31, 2007, we were in compliance with these covenants. In connection with the completion of the tender offer for our Senior Subordinated Notes, we received the requisite consent and amended this Indenture to eliminate substantially all of the restrictive covenants and certain events of default contained in the Indenture. The fair value of the Senior Subordinated Notes was $2.5 million and $256.0 million at July 31, 2007 and October 31, 2006, respectively, based upon quoted market prices. The remaining Senior Subordinated Notes are to be redeemed by us during the fourth quarter of 2007.

Trade Accounts Receivable Credit Facility

We have a $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The credit facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $103.5 million and $120.0 million outstanding under the trade accounts receivable credit facility at July 31, 2007 and October 31, 2006, respectively.

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

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under our European accounts receivable sales program was increased from €90.0 million to €118.0 million ($161.8 million at July 31, 2007); (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller.

The structure of the transaction provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to Seller and from Seller to Buyer. The Buyer funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 70 percent to 80 percent of eligible receivables, as defined. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At July 31, 2007, €100.4 million ($137.7 million) of accounts receivable were sold under the RPA and Italian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.1 million ($1.4 million) and €0.5 million ($0.6 million) for the three months ended July 31, of 2007 and 2006, respectively. Expenses associated with the RPA and Italian RPA totaled €2.6 million ($3.4 million) and €1.3 million ($1.6 million) for the nine months ended July 31, 2007 and 2006, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

Other

In addition to the borrowings and facilities described above, we had outstanding debt of $58.5 million and $33.0 million, comprised of $32.7 million and $3.7 million in long-tem debt and $25.8 million and $29.3 million in short-term borrowings, at July 31, 2007 and October 31, 2006, respectively.

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

Contractual Obligations

As of July 31, 2007, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$919.5	$20.6	$469.8	$40.5	$388.6
Short-term borrowings	26.2	26.2	—	—	—
Non-cancelable operating leases	29.5	3.1	15.6	7.2	3.6
Timber note securitized	72.4	0.6	4.5	4.5	62.8

Total contractual cash obligations	$1,047.6	$50.5	$489.9	$52.2	$455.0

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2007, we repurchased 187,600 shares of Class A and Class B Common Stock. As of July 31, 2007, we had repurchased 2,338,728 shares, including 1,419,608 shares of Class A Common Stock and 919,120 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through July 31, 2007 was approximately $51.4 million.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007 (2008 for us). The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

On February 15, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for our financial statements for the fiscal year beginning on November 1, 2008, with earlier adoption permitted. We are currently evaluating the impact and timing of the adoption of SFAS No. 159 on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2006 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value ) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2006	—		—	1,848,872
December 2006	—		—	1,848,872
January 2007	—		—	1,848,872
February 2007	—		—	1,848,872
March 2007	54,600	$55.08	54,600	1,781,072
April 2007	—		—	1,748,872
May 2007	—		—	1,748,872
June 2007	39,300	$60.54	39,300	1,690,472
July 2007	22,300	$61.29	22,300	1,661,272

	116,200		116,200

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value ) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2006	—		—	1,848,872
December 2006	—		—	1,848,872
January 2007	—		—	1,848,872
February 2007	—		—	1,848,872
March 2007	13,200	$50.97	13,200	1,781,072
April 2007	32,200	$43.39	32,200	1,748,872
May 2007	—		—	1,748,872
June 2007	19,100	$55.88	19,100	1,690,472
July 2007	6,900	$58.22	6,900	1,661,272

	71,400		71,400

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2007, the maximum number of shares that may yet be purchased is 1,661,272, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 7, 2007	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2007

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