Form 10-K
period 2007-10-31
GREIF INC
filed 2007-12-21
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Non-voting common equity (Class A Common Stock) - $1,302,397,418

Voting common equity (Class B Common Stock) - $491,057,184

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 14, 2007, was as follows(1):

Class A Common Stock - 23,775,747

Class B Common Stock - 22,943,666

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 25, 2008 (the “2008 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2008 Proxy Statement will be filed within 120 days of October 31, 2007.

(1)	All share information presented in this Form10-K has been adjusted to reflect a 2-for-1 stock split of the Registrant’s shares of Class A and B Common Stock distributed on April 11, 2007.

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

PART I

ITEM 1.    BUSINESS

(a) General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 45 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging, logistics and warehousing. The Company also produces containerboard and corrugated products for niche markets in North America. The Company sells timber to third parties from its timberland in the southeastern United States that it manages to maximize long-term value. The Company also owns timberland in Canada that it does not actively manage. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

The Company was founded in 1877 in Cleveland Ohio, as “Vanderwyst and Greif,” a cooperage shop co-founded by one of four Greif brothers. One year after its founding, the other three Greif brothers were invited to join the business, renamed Greif Bros. Company, making wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. The Company later purchased nearly 300,000 acres of timberland to provide raw materials for the cooperage plants. The Company still owns forests located in the southeastern United States and in Canada. In the latter half of the 1900s, the Company transitioned from its keg and barrel heading mills, stave mills and cooperage facilities to the manufacturing of fibre, steel, and plastic drums; corrugated containers; intermediate bulk containers; corrugated products for transit protection; multiwall shipping bags; and containerboard. In 1926, the Company incorporated as a Delaware corporation and made its public offering as The Greif Bros. Cooperage Corporation. In 1951, the Company moved its headquarters from Cleveland, Ohio to Delaware, Ohio, which is in the Columbus metro-area, where its corporate headquarters are currently located. Following the Van Leer acquisition in 2001, the Company changed its name from Greif Bros. Corporation to Greif, Inc.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2007, 2006 or 2005, or to any quarter of those years, relate to the fiscal year ending in that year.

(b) Financial Information about Segments

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber. Information related to each of these segments is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

(c) Narrative Description of Business

Products and Services

In the Industrial Packaging & Services segment, the Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, and polycarbonate water bottles, which are complemented with a variety of value-added services, including blending, packaging services, logistics and warehousing. The Company sells its industrial packaging products to customers in over 45 countries in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, the Company provides a variety of blending and packaging services, logistics and warehousing to customers in many of these same industries in North America.

In the Paper, Packaging & Services segment, the Company sells containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. The Company’s industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

In the Timber segment, the Company is focused on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land.

As of October 31, 2007, the Company owned approximately 269,950 acres of timber properties in the southeastern United States and approximately 36,650 acres of timber properties in Canada.

Customers

Due to the variety of its products, the Company has many customers buying different types of its products and, due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.

Backlog

The business of the Company is not seasonal to any significant extent. Because the Company supplies a cross-section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

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

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2007.

The Company does not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2008.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2007, 2006 and 2005, and the Company’s reserves for environmental liabilities at October 31, 2007.

Raw Materials

Steel, resin and containerboard are the principal raw materials for the Industrial Packaging & Services segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper, Packaging & Services segment. The Company satisfies most of its needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price and demand cyclicality. From time to time, some of these raw materials have been in short supply, but to date these shortages have not had a significant effect on the Company’s operations.

Research and Development

While research and development projects are important to the Company’s continued growth, the amount expended in any year is not material in relation to the results of operations of the Company.

The Company’s business is not materially dependent upon patents, trademarks, licenses or franchises.

Employees

As of October 31, 2007, the Company had approximately 10,300 full time employees. A significant number of the Company’s full time employees are covered under collective bargaining agreements. The Company believes that its employee relations are generally good.

(d) Financial Information about Geographic Areas

The Company’s operations are located in the Americas, Europe, Middle East, Africa and Asia Pacific. Information related to each of these areas is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

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

Any of the materials the Company files with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

Our operations are subject to currency exchange and political risks that could adversely affect our results of operations.

We have operations in over 45 countries. As a result of our international operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

Our operating performance is affected by devaluations and fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our international operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

•	hyperinflation in certain countries; and

•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

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

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States and international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

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

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. The Company does not have any hedging contracts for raw materials and has long-term supply contracts for only a portion of its total purchases.

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

We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, or hurricanes, tornados, or other natural disasters, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, financial condition and results of operations.

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

We have a significant inventory of standing timber and timberland and approximately 76,000 acres of special use properties in the United States and Canada. The frequency and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market and a reduction in demand for special use properties could negatively affect our results of operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The following are the Company’s principal operating locations and the products manufactured at such facilities or the use of such facilities as of October 31, 2007. The Company considers its operating properties to be in satisfactory condition and adequate to meet its present needs. However, the Company expects to make further additions, improvements and consolidations of its properties to support its business expansion.

Location	Products or Use	Owned	Leased
INDUSTRIAL PACKAGING & SERVICES:
Algeria	Steel drums	1	—
Argentina	Steel and plastic drums, water bottles and distribution center	3	1
Australia	Steel and plastic drums, closures, distribution centers and general office	4	1
Austria	Steel drums and administrative office	—	1
Belgium	Steel and plastic drums and coordination center (shared services)	2	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	1
Canada	Fibre, steel and plastic drums, wooden pallets, blending and packaging services and administrative office	8	1
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums	—	8
Colombia	Steel and plastic drums and water bottles	—	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	—
France	Fibre, steel and plastic drums, intermediate bulk containers, closures and distribution center	5	3
Germany	Fibre, steel and plastic drums and distribution center	3	2
Greece	Steel drums and water bottles	2	2
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—

Location	Products or Use	Owned	Leased
India	Plastic drums and closures	4	—
Ireland	Warehouse	—	1
Italy	Steel and plastic drums, water bottles and distribution center	1	2
Jamaica	Distribution center	—	1
Kazakhstan	Distribution center	—	1
Kenya	Steel drums	—	1
Malaysia	Steel and plastic drums	—	2
Mexico	Fibre, steel and plastic drums, closures and distribution center	3	2
Morocco	Steel and plastic drums and plastic bottles	1	—
Mozambique	Plastic bottles	1	—
Netherlands	Fibre steel and plastic drums, closures, research center and general office	5	—
New Zealand	Intermediate bulk containers	—	2
Nigeria	Steel and plastic drums	—	3
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	2	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles and intermediate bulk containers	8	4
Saudi Arabia	Steel drums	—	—
Singapore	Steel drums and distribution center	—	3
South Africa	Steel and plastic drums and distribution center	—	6
Spain	Steel drums and distribution center	2	—
Sweden	Fibre and steel drums and distribution center	2	1
Turkey	Steel drums and water bottles	1	—
Ukraine	Distribution center and water bottles	—	1
United Kingdom	Steel and plastic drums, water bottles and distribution center	5	2
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles and distribution centers and blending and packaging services	25	17
Uruguay	Steel and plastic drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Zimbabwe	Steel and plastic drums and moulded fibre egg packaging	1	—
PAPER, PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution center	32	5
TIMBER:
United States	General offices	4	1
CORPORATE:
United States	Principal and general office	2	—

The Company also owns a substantial number of scattered timber tracts comprising approximately 269,950 acres in the states of Alabama, Arkansas, Louisiana and Mississippi and approximately 36,650 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2007.

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

In addition, from time to time, but less frequently, the Company has been cited for violations of environmental regulations. None of these violations involve or are expected to involve sanctions of $100,000 or more except for a notice of violations received by the Company from the United States Environmental Protection Agency for clean-air violations at its steel drum facility in Alsip, Illinois. The violations relate to two industrial process cooling towers at the facility that were monitored by a third party for many years and involve chemicals supplied and used by that third party in connection with treating the cooling system. Pursuant to a consent agreement, the amount paid as sanctions for such violations was $120,000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this Form 10-K.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of the Company’s Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding the Company’s two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 16 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

The Company pays quarterly dividends of varying amounts computed on the basis described in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last two years are as follows(1):

2007 year dividends per share – Class A $0.92; Class B $1.38

2006 year dividends per share – Class A $0.60; Class B $0.90

The terms of the Company’s Credit Agreement limit its ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of the Credit Agreement and are limited in amount by a formula based, in part, on the consolidated net income of the Company. See “Borrowing Arrangements” in Item 7 of this Form 10-K.

(1)	All share information presented above has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

The following tables set forth the Company’s purchases of its shares of Class A and Class B Common Stock during 2007:

Issuer Purchases of Class A Common Stock(2)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2006	—	—	—	1,848,872
December 2006	—	—	—	1,848,872
January 2007	—	—	—	1,848,872
February 2007	—	—	—	1,848,872
March 2007	54,600	$55.08	54,600	1,781,072
April 2007	—	—	—	1,748,872
May 2007	—	—	—	1,748,872
June 2007	39,300	$60.54	39,300	1,690,472
July 2007	22,300	$61.29	22,300	1,661,272
August 2007	—	—	—	1,661,272
September 2007	—	—	—	1,661,272
October 2007	—	—	—	1,645,272

Total	116,200		116,200

Issuer Purchases of Class B Common Stock(2)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
November 2006	—	—	—	1,848,872
December 2006	—	—	—	1,848,872
January 2007	—	—	—	1,848,872
February 2007	—	—	—	1,848,872
March 2007	13,200	$50.97	13,200	1,781,072
April 2007	32,200	$51.47	32,200	1,748,872
May 2007	—	—	—	1,748,872
June 2007	19,100	$55.88	19,100	1,690,472
July 2007	6,900	$58.22	6,900	1,661,272
August 2007	—	—	—	1,661,272
September 2007	—	—	—	1,661,272
October 2007	16,000	$53.54	16,000	1,645,272

Total	87,400		87,400

(1)

The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 4.0 million shares of the Company’s Class A or Class B Common Stock, or any combination thereof. As of October 31, 2007, the maximum number of shares that could be purchased was 1,645,272, which may be any combination of Class A or Class B Common Stock.

(2)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

Performance Graph

The following graph compares the performance of shares of the Company’s Class A and B Common Stock to that of the Standard and Poor’s 500 Index and the Company’s industry group (Peer Index) assuming $100 invested on October 31, 2002. The graph does not purport to represent the value of the Company.

The Peer Index is comprised of the containers and packaging index as shown by Dow Jones.

ITEM 6.    SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts)(1):

As of and for the years ended October 31,	2007	2006	2005	2004	2003
Net sales	$3,322,294	$2,628,475	$2,424,297	$2,209,282	$1,916,441
Net income	$156,368	$142,119	$104,656	$47,769	$9,496
Total assets	$2,652,711	$2,188,001	$1,883,323	$1,813,238	$1,816,259
Long-term debt, including current portion of long-term debt	$622,685	$481,408	$430,400	$457,415	$646,067
Basic earnings per share:
Class A Common Stock	$2.69	$2.46	$1.82	$0.85	$0.17
Class B Common Stock	$4.04	$3.69	$2.73	$1.26	$0.25
Diluted earnings per share:
Class A Common Stock	$2.65	$2.42	$1.78	$0.83	$0.17
Class B Common Stock	$4.04	$3.69	$2.73	$1.26	$0.25
Dividends per share:
Class A Common Stock	$0.92	$0.60	$0.40	$0.30	$0.28
Class B Common Stock	$1.37	$0.89	$0.59	$0.44	$0.41

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

The results of operations include the effects of pretax restructuring charges of $21.2 million, $33.2 million, $35.7 million, $54.1 million and $60.7 million for 2007, 2006, 2005, 2004 and 2003, respectively, pretax debt extinguishment charges of $23.5 million and $2.8 million for 2007 and 2005, respectively, and large pretax timberland gains of $41.3 and $56.3 million for 2006 and 2005, respectively.

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

We sell our containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of October 31, 2007, we owned approximately 269,950 acres of timber properties in the southeastern United States, which is actively managed, and approximately 36,650 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land.

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

Net Assets Held for Sale. Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 269,950 acres at October 31, 2007, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 36,650 acres at October 31, 2007, did not have any depletion expense since they are not actively managed at this time.

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

Environmental expenses were $0.2 million in 2007, $1.6 in 2006, and insignificant in 2005. Environmental cash expenditures were $1.6 million, $1.8 million, and $2.0 million in 2007, 2006 and 2005, respectively. Our reserves for environmental liabilities at October 31, 2007 amounted to $40.6 million, which included a reserve of $22.5 million related to our blending facility in Chicago, Illinois (acquired in September 2006), $10.4 million related to our Blagden facilities (acquired in November 2006) and $3.8 million related to our facility in Lier, Belgium. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2007. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.1 million and $2.7 million for estimated costs related to outstanding claims at October 31, 2007 and 2006, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.6 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $21.9 million and $19.7 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2007 and 2006, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, to what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending, including a transportation management system, and lay the foundation for a world-class sourcing and supply chain capability.

The following table sets forth the net sales and operating profit for each of our business segments for 2007, 2006 and 2005 (Dollars in thousands):

For the year ended October 31,	2007	2006	2005
Net Sales
Industrial Packaging & Services	$2,610,779	$1,945,299	$1,804,169
Paper, Packaging & Services	696,601	668,047	607,818
Timber	14,914	15,129	12,310

Total net sales	$3,322,294	$2,628,475	$2,424,297

Operating Profit
Operating profit, before the impact of restructuring charges and timberland disposals, net:
Industrial Packaging & Services	$225,029	$163,072	$122,818
Paper, Packaging & Services	72,057	64,401	40,611
Timber	14,373	10,626	7,972

Total operating profit before the impact of restructuring charges and timberland disposals, net	311,459	238,099	171,401

Restructuring charges:
Industrial Packaging & Services	15,935	24,034	31,375
Paper, Packaging & Services	5,294	9,189	4,271
Timber	—	15	90

Total restructuring charges	21,229	33,238	35,736

Timberland disposals, net:
Timber	(648)	41,302	56,268

Operating profit
Industrial Packaging & Services	209,094	139,038	91,443
Paper, Packaging & Services	66,763	55,212	36,340
Timber	13,725	51,913	64,150

Total operating profit	$289,582	$246,163	$191,933

Year 2007 Compared to Year 2006

Overview

Net sales increased 26 percent to $3.3 billion in 2007 compared to $2.6 billion in 2006. Of this increase, 14 percent was due to the acquisitions of Blagden Packaging Group’s steel drum manufacturing and closures businesses (“Blagden”) in the first quarter of 2007 and Delta Petroleum Company, Inc.’s blending and filling businesses (“Delta”) in the fourth quarter of 2006, and 4 percent was from currency translation. The $693.8 million increase in net sales was primarily due to higher sales of products in our Industrial Packaging & Services ($665.5 million), which benefited principally from stronger sales volumes compared to 2006, and higher selling prices in Paper, Packaging & Services ($28.6 million).

Operating profit was $289.6 million in 2007 compared to $246.2 million in 2006. Operating profit before the impact of restructuring charges and timberland disposals, net was $311.5 million for 2007 compared to $238.1 million for 2006. The $73.4 million increase compared to the prior year was principally due to higher operating profit in all three of the Company’s business segments, which include Industrial Packaging & Services ($62.0 million), Paper Packaging & Services ($7.7 million) and Timber ($3.7 million). Operating profit before restructuring charges and the impact of timberland disposals, net, expressed as a percentage of net sales, increased to 9.4 percent for 2007 from 9.1 percent in 2006.

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles and blending, filling and packaging services. The key factors influencing profitability in the Industrial Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions; and

•	Impact of currency translation.

In this segment, net sales increased 34 percent to $2.6 billion in 2007 from $1.9 billion in 2006 – an increase of 10 percent excluding the impact of the Blagden and Delta acquisitions (19 percent) and currency translation (5 percent). This segment’s organic growth was driven by higher sales volumes in most regions, with particular strength in Europe and the emerging markets.

Gross profit margin for the Industrial Packaging & Services segment was 18.3 percent in 2007 compared to 18.5 percent in 2006. This decrease was primarily due to portfolio mix and increases in raw material costs that were partially offset by improvements in labor, transportation and other manufacturing costs which benefited from the continued execution of the Greif Business System.

Operating profit was $209.1 million in 2007 compared to $139.0 million in 2006. Operating profit before the impact of restructuring charges increased 38 percent to $225.0 million in 2007 from $163.1 million in 2006 primarily due to the improvement in net sales and the execution of the Greif Business System. Restructuring charges were $15.9 million in 2007 compared to $24.0 million in 2006.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $696.6 million in 2007 compared to $668.0 million in 2006. The increase in net sales was principally due to higher containerboard selling prices implemented in 2006 and slightly improved volumes.

Gross profit margin for the Paper, Packaging & Services segment was 17.8 percent in 2007 compared to 17.5 percent in 2006. Higher raw material costs, especially old corrugated containers, were partially offset by contributions from further execution of the Greif Business System. The previously announced $40 per ton containerboard price increase has been fully implemented and is expected to benefit this segment’s results beginning in the first quarter of 2008.

Operating profit was $66.8 million in 2007 compared to $55.2 million in 2006. Operating profit before the impact of restructuring charges increased 12 percent to $72.1 million in 2007 compared to $64.4 million in 2006 primarily due to higher net sales. Restructuring charges were $5.3 million in 2007 compared to $9.2 million in 2006.

Timber

As of October 31, 2007, the Timber segment consisted of approximately 269,950 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 36,650 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Sale of special use properties (surplus, HBU, and development properties); and

•	Timberland disposals, net.

Net sales were $14.9 million in 2007, consistent with plan, compared to $15.1 million in 2006. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Operating profit was $13.7 million in 2007 compared to $51.9 million, including $41.3 million from timberland disposals, net, in 2006. Operating profit before the impact of restructuring charges and timberland disposals, net was $14.4 million in 2007 compared to $10.6 million in 2006. Profit from the sale of special use property more than doubled to $9.5 million in 2007 from $4.6 million the prior year. Timberland disposals, net decreased by $42.0 million in 2007 compared to 2006 as the final phases of the $90 million sale of 56,000 acres of timberland, timber and associated assets were completed in 2006. These gains were the result of sales of timberland and are volatile from period to period. Restructuring charges were insignificant in both years.

In order to maximize the value of our timber property, we continue to review our current portfolio and have been exploring the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations or for other reasons.

•	HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value.

•	Timberland, meaning land that is best suited for growing and selling timber.

We report the sale of surplus and HBU property in our consolidated statement of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property will continue to be used by us to productively grow and sell timber until sold.

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

At October 31, 2007, we estimated that there were approximately 76,000 acres in Canada and the United States of special use property, which will be available for sale in the next five to seven years.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, is the same at 81.8 percent for 2007 and 2006. The flat cost of products sold is due to lower labor, transportation and other manufacturing cost resulting from the Greif Business System, which was offset by the change in portfolio mix and increase in raw material costs.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $313.4 million, or 9.4 percent of net sales, in 2007 compared to $259.1 million, or 9.9 percent of net sales, in 2006. The year over year dollar increase in SG&A was primarily due to the Blagden and Delta acquisitions and performance-based incentive accruals, which were partially offset by tight control over SG&A expenses and the positive impact from prior acquisition integration activities.

Restructuring Charges

The focus for restructuring activities in 2007 was on integration of acquisitions in the Industrial Packaging & Services segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment. During 2007, we recorded restructuring charges of $21.2 million, consisting of $9.2 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees, and $10.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Two company-owned plants in the Industrial Packaging & Services segment were closed. Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total number of employees severed in 2007 was 303.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gains on Disposal of Properties, Plants and Equipment, Net

The gain on disposal of properties, plants and equipment, net increased by $1.4 million to $19.4 million in 2007 compared to $18.0 million in 2006. The majority of the 2007 gains related to the sale of a small Canadian Industrial Packaging & Services operation and the sale of surplus properties.

Interest Expense, Net

Interest expense, net was $45.5 million and $36.0 million in 2007 and 2006, respectively. The increase was attributable to higher average debt outstanding due to our Blagden and Delta acquisitions, which was partially offset by lower interest expense for our 6 3/4 percent Senior Notes issued in the second quarter of 2007. Those Senior Notes replaced our 8 7/8 percent Senior Subordinated Notes acquired in 2007.

Debt Extinguishment Charge

On February 9, 2007, we completed a tender offer for its 8 7/8 percent Senior Subordinated Notes. In the tender offer, we purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issue costs) was recorded. The remaining Senior Subordinated Notes were redeemed by us during the fourth quarter of 2007. There was no debt extinguishment charge in 2006.

Other Income (Expense), Net

Other expense, net was $8.9 million in 2007 compared to $2.3 million in 2006. The increase was primarily due to the increase in Non-United States trade receivable program fees of $2.5 million, and recording of $2.2 million in expense, for currency transactions and remeasurement gains (losses) related to hyperinflationary accounting in 2007 compared to income of $1.6 million in 2006.

Income Tax Expense

During 2007, the effective tax rate was 25.3 percent compared to 30.7 percent in 2006. The effective tax rate decreased due to the mix of income in regions outside of the United States compared to inside the United States increasing where tax rates were lower. During 2008, we believe the effective tax rate will be comparable to the 2007 effective tax rate. In future years, the effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $1.7 million for 2007 compared to $1.9 million for 2006. We have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of Balmer Lawrie-Van Leer Ltd, a minority interest joint venture in India.

Net Income

Based on the foregoing, net income increased $14.3 million to $156.4 million in 2007 from $142.1 million in 2006.

Year 2006 Compared to Year 2005

Overview

Net sales were $2.6 billion in 2006 compared to $2.4 billion in 2005—an increase of 8 percent excluding the impact of currency translation. The $204.2 million increase was almost entirely attributable to positive contributions from the Industrial Packaging & Services segment ($141.1 million) and the Paper, Packaging & Services segment ($60.2 million). The increase in net sales was primarily due to generally higher sales volumes and improved pricing across our product portfolio.

Operating profit was $246.2 million in 2006 compared to $191.9 million in 2005. Operating profit before the impact of restructuring charges and timberland disposals, net was $238.1 million in 2006 compared to $171.4 million in 2005. The $66.7 million increase compared to the prior year was due to positive contributions from the Industrial Packaging & Services segment ($40.3 million), the Paper, Packaging & Services segment ($23.8 million) and the Timber segment ($2.7 million).

Segment Review

Industrial Packaging & Services

The Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles and blending, filling and packaging services. The key factors influencing profitability in the Industrial Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from the Greif Business System;

•	Restructuring charges; and

•	Impact of currency translation.

In this segment, net sales were $1.9 billion in 2006 compared to $1.8 billion in 2005. Net sales rose 8 percent, excluding the impact of currency translation, for 2006 from 2005. The improvement in net sales was primarily due to strong organic growth, which included higher sales volumes in emerging markets such as China and Russia. This segment also benefited from two fourth quarter 2005 small acquisitions and the acquisition of Delta in the fourth quarter of 2006. Sales volumes declined in the United Kingdom and France as a result of restructuring activities.

The Industrial Packaging & Services segment’s gross profit margin improved to 18.5 percent in 2006 from 16.3 percent in 2005 due to higher sales volumes and the Greif Business System, particularly the impact of strategic sourcing.

Operating profit was $139.0 million in 2006 compared to $91.4 million in 2005. Operating profit before the impact of restructuring charges rose to $163.1 million in 2006 from $122.8 million in 2005 primarily due to the improvement in net sales and gross profit margin. Restructuring charges were $24.0 million in 2006 compared with $31.4 million in 2005.

Paper, Packaging & Services

The Paper, Packaging & Services segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper, Packaging & Services segment were:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $668.0 million in 2006 compared to $607.8 million in 2005 primarily due to higher containerboard prices and higher containerboard, corrugated sheet and multiwall bag sales volumes compared to 2005.

The Paper, Packaging & Services segment’s gross profit margin improved to 17.5 percent in 2006 from 15.3 percent in 2005. The improvement over the prior year was primarily due to higher containerboard pricing levels and the Greif Business

System, partially offset by approximately $14.7 million in higher energy and transportation costs.

Operating profit was $55.2 million in 2006 compared to $36.3 million in 2005. Operating profit before the impact of restructuring charges was $64.4 million in 2006 compared to $40.6 million in 2005 primarily due to the improvement in net sales and gross profit margin. Restructuring charges were $9.2 million in 2006 compared to $4.3 million in 2005.

Timber

As of October 31, 2006, the Timber segment owned approximately 266,700 acres of timber properties in southeastern United States, which are actively harvested and regenerated, and approximately 37,400 acres in Canada. The key factors influencing profitability in the Timber segment were:

•	Planned level of timber sales;

•	Sale of special use properties (surplus, higher and better use, and development properties); and

•	Timberland disposals, net.

Net sales were $15.1 million in 2006 compared to $12.3 million in 2005. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. Timber sales in 2006 were in line with our expectations.

Operating profit was $51.9 million in 2006 compared to $64.2 million in 2005. Operating profit before the impact of restructuring charges and timberland disposals, net was $10.6 million (including $4.6 million of profits on special use property sales) in 2006 compared to $8.0 million in 2005. The gain on of timberland disposals, net decreased $15.0 million to $41.3 million in 2006 compared to $56.3 million in 2005. These gains are volatile from period to period. Restructuring charges were insignificant in both years.

In May 2005, we completed the first phase of a $90 million sale of 56,000 acres of timberland, timber and associated assets. In this first phase, 35,000 acres of our timberland holdings in Florida, Georgia and Alabama were sold for $51.0 million, resulting in a gain of $42.1 million in the third quarter of 2005. In the second phase, 15,300 acres of our timberland holdings in Florida were sold for $29.3 million, resulting in a gain of $27.4 million in the first quarter of 2006. In the final phase, we sold

5,700 acres of timberland in the second quarter of 2006 for $9.7 million, resulting in a gain of $9.0 million.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, decreased to 81.8 percent in 2006 from 83.9 percent in 2005. Cost of products sold, as a percentage of net sales, primarily decreased as a result of the improvement in net sales and positive contributions from the Greif Business System. These positive factors were partially offset by higher transportation and energy costs compared to 2005.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $259.1 million, or 9.9 percent of net sales, in 2006 compared to $224.7 million, or 9.3 percent of net sales, in 2005. SG&A expenses, as a percentage of net sales, increased primarily due to higher accruals for performance-based incentive plans resulting from improvements in our results.

Restructuring Charges

During 2006, we recorded restructuring charges of $33.2 million, consisting of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees and $6.1 million in other restructuring costs, primarily consisting of facility consolidation and lease terminations costs. Four company-owned plants have been closed. Three plants in the Paper, Packaging & Services segment and one in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment reduced the number plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total number of employees severed in 2006 was 281.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gains on Disposal of Properties, Plants and Equipment, Net

The gain on disposal of properties, plants and equipment, net increased $12.6 million to $18.0 in 2006 compared to $5.3 million in 2005. These gains resulted from a number of plant sales and from the sale of land in Delaware, Ohio.

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

Other Income (Expense), Net

Other expense, net was $2.3 million in 2006 compared to other income, net of $2.4 million in 2005. The decrease was primarily due to the recording of $0.4 million in net gains related to currency transactions and remeasurement gains related to hyperinflationary accounting in 2006 compared to $3.4 million in 2005 and other infrequent non-operating items recorded in 2005.

Income Tax Expense

During 2006, the effective tax rate was 30.7 percent compared to 30.9 percent in 2005.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $1.9 million in 2006 compared to $0.5 million for 2005. We have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of Balmer Lawrie-Van Leer Ltd, a minority interest joint venture in India.

Net Income

Based on the foregoing, net income increased $37.4 million to $142.1 million in 2006 from $104.7 million in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our Non-United States accounts receivables and borrowings under our Credit Agreement and Senior Notes, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our Non-United States accounts receivables and borrowings under our Credit Agreement and Senior Notes will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2007, 2006 and 2005, we invested $112.6 million (excluding $2.3 million for timberland properties), $75.6 million (excluding $62.1 million for timberland properties), and $67.8 million (excluding $17.5 million for timberland properties), in capital expenditures, respectively. We anticipate future capital expenditures, excluding the potential purchase of timberland property, of approximately $115 million through October 31, 2008. These expenditures will be primarily to replace and improve equipment and to fund new plants in growth markets.

During 2007, we completed seven acquisitions of industrial packaging companies for an aggregate purchase price of $346.4 million. These seven acquisitions were Blagden, two small North American companies in November 2006, one small North African company in January 2007, minority ownership interests in two of our plants in Russia in July 2007, one North American joint venture in October 2007, and one small South American company in October 2007. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

Balance Sheet Changes

The $63.4 million decrease in cash and cash equivalents was primarily due to the cost of Blagden and other 2007 industrial packaging acquisitions, capital expenditures, debt repayments and dividends paid, offset by strong cash flows from operations.

The $32.2 million increase in trade accounts receivable was due to the increase in sales during fourth quarter of 2007 versus fourth quarter of 2006, as well as the Blagden and other 2007 industrial packaging acquisitions.

The $38.0 million increase in inventories was primarily due to Blagden and other 2007 industrial packaging acquisitions.

Goodwill increased $206.7 million and indefinite-lived intangibles increased $32.7 million. These increases are the result of Blagden and other 2007 industrial packaging acquisitions (see Note 2 to the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K).

Net property increased by $133.6 million, primarily due to the Blagden and other 2007 industrial packaging acquisitions.

The $109.3 million increase in accounts payable was primarily due to the Blagden and other 2007 industrial packaging acquisitions and the timing of payments made to our suppliers.

Prepaid expense and other current assets increased by $21.6 million due to the Blagden and other 2007 industrial packaging acquisitions.

The increase in current deferred tax assets of $12.1 million was primarily due to an increase in various current accruals resulting from Blagden and other 2007 industrial packaging acquisitions, as well as an increase in a current deferred tax item related to the exercise of stock options.

Other current liabilities and long-term liabilities increased by $34.9 million and $41.7 million, respectively, due to the Blagden and other 2007 industrial packaging acquisitions.

Long-term debt increased by $141.3 million to finance the Blagden and other 2007 industrial packaging acquisitions.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility is available for acquisitions, ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2007, $173.1 million was outstanding under the Credit Agreement.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On October 31, 2007, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Notes

On February 9, 2007, we issued $300.0 million of 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of the Senior Subordinated Notes in the tender offer, discussed below, and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6 3/4 percent, and do not require any principal payments prior to maturity on February 1, 2017. The fair value of the Senior Notes was $297.8 million at October 31, 2007, based upon quoted market prices. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions.

These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At October 31, 2007, we were in compliance with these covenants.

Senior Subordinated Notes

On February 9, 2007, we completed a tender offer for our 8 7/8 Senior Subordinated Notes. In the tender offer, we purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million was recorded ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issue costs). We redeemed the remaining Senior Subordinated Notes in the fourth quarter of 2007.

United States Trade Accounts Receivable Credit Facility

On October 31, 2003, we entered into a five-year, up to $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our trade accounts receivable in the United States. On October 24, 2007, the credit facility was amended to extend the maturity date to October 20, 2010. The facility is secured by certain of our trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $116.0 million and $120.0 million outstanding under the trade accounts receivable credit facility as of October 31, 2007 and 2006, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, we had outstanding debt of $49.3 million, comprised of $33.5 million in long-term debt and $15.9 million in short-term borrowings, at October 31, 2007 and outstanding debt of $33.0 million, comprised of $3.7 million in long-term debt and $29.3 million in short-term borrowings, at October 31, 2006.

Sale of Non-United States Accounts Receivables

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA (as seller), an indirect wholly-owned subsidiary of Greif, and a major international bank (as buyer), the seller agreed to sell trade receivables to the buyer that meet certain eligibility requirements and that seller has purchased from other indirect wholly-owned subsidiaries of Greif under discounted receivables purchase agreements and factoring agreements. In addition, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, has entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) pursuant to which it sells trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and the Italian RPA is €100.0 million ($144.3 million) at October 31, 2007.

In October 2007, Greif Singapore Pte. Ltd., our wholly-owned indirect subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 10 million Singapore Dollars ($6.9 million) at October 31, 2007.

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif subsidiaries either (i) to Greif Coordination Center BVBA, which in turn sells the receivables to the respective bank, or (ii) directly to the respective bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables.

The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. At October 31, 2007, €96.0 million ($138.5 million) of accounts receivable had been sold under the RPA and Italian RPA. At October 31, 2007, 7.1 million Singapore Dollars ($4.9 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the RPA and Italian RPA totaled €3.7 million ($5.0 million) for the year ended October 31, 2007. Expenses associated with the Singapore RPA were not material to the consolidated financial statements. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the

RPA, Italian RPA and Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

Significant Nonstrategic Timberland Transactions and Consolidation of Variable Interest Entities

In connection with one of our 2005 timberland transactions with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

Contractual Obligations

As of October 31, 2007, we had the following contractual obligations (Dollars in millions):

		Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$852.8	$37.7	$388.5	$40.5	$386.1
Short-term borrow ings	16.6	16.6	—	—	—
Non-cancelable operating leases	99.3	20.9	30.7	18.5	29.2
Liabilities held by special purpose entities	71.8	2.2	4.5	4.5	60.6

Total contractual cash obligations	$1,040.5	$77.4	$423.7	$63.5	$475.9

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2007, we repurchased 116,200 shares of Class A Common Stock and 87,400 shares of Class B Common Stock (see Item 5 to this Form 10-K for these repurchases). As of October 31, 2007, we had repurchased 2,354,728 shares, including 1,419,608 shares of Class A Common Stock and 935,120 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999, when this program commenced, through October 31, 2007, was $52.3 million.

On February 26, 2007, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation increasing the number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock and 69,120,000 shares of Class B Common Stock. Subsequent to this approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s shares of Class A Common Stock and Class B Common Stock. The split was payable on April 11, 2007 to shareholders of record on March 19, 2007. The stock split means that each holder of Class A Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class A Common Stock for every share they held of Class A Common Stock and each holder of Class B Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class B Common Stock for every share they held of Class B Common Stock. The day on which such shares began trading on the New York Stock Exchange reflecting the stock split was April 12, 2007.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2007, 2006 or 2005.

Recent Accounting Standards

In June 2006, the FASB issued FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. We are required to adopt FIN 48 as of November 1, 2007. The cumulative effect of applying the provisions of the interpretation will be reported as an adjustment to the opening balance of retained earnings for 2008. We do not believe its implementation will have a material impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We will be required to adopt SFAS No.157 on November 1, 2008 (2009 for us). The provisions of SFAS 157 should be applied prospectively to the beginning of the year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. We have not yet determined the effect, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for our financial statements for the year beginning on November 1, 2008 (2009 for us), with earlier adoption permitted. We are currently evaluating the impact and timing of the adoption of SFAS No. 159 on our consolidated financial statements.

In December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS No.141(R) and 160 on or after December 15, 2008 (2010 for us). We have not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under our Credit Agreement, proceeds from our Senior Notes and trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

We had interest rate swap agreements with an aggregate notional amount of $230.0 million and $130.0 million at October 31, 2007 and 2006, respectively, with various maturities through 2010. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest monthly or quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of

$1.5 million and $1.0 million was recorded at October 31, 2007 and 2006, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2007 and 2006. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest either monthly or quarterly from the counterparties and pay interest either monthly or quarterly to the counterparties.

The fair values of the Credit Agreement, Senior Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2007 and 2006. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2007 and 2006.

FINANCIAL INSTRUMENTS

As of October 31, 2007

(Dollars in millions)

	Expected Maturity Date
	2008	2009	2010	2011	2012	After 2012		Total	Fair Value
Credit Agreement:
Scheduled amortizations	$—	$—	$173	$—	$—		$—	$173	$173
Average interest rate(1)	5.50%	5.50%	5.50%	—	—		—	5.50%
Senior Notes:
Scheduled amortizations	$—	$—	$—	$—	$—		$300	$300	$298
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%		6.75%	6.75%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$—	$116	$—	$—		$—	$116	$116
Average interest rate(1)	5.37%	5.37%	5.37%	—	—		—	5.37%
Interest rate swaps:
Scheduled amortizations	$130	$50	$50	$—	$—	$		$230	$(2)
Average pay rate(2)	5.28%	5.28%	5.28%	—	—		—	5.28%
Average receive rate(3)	5.04%	5.04%	5.04%	—	—		—	5.04%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2007. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2007. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2007. The rates presented are not intended to project our expectations for the future.

FINANCIAL INSTRUMENTS

As of October 31, 2006

(Dollars in millions)

	Expected Maturity Date
	2007	2008	2009	2010	2011	After 2011		Total	Fair Value
Credit Agreement:
Scheduled amortizations	$—	$—	$—	$115	$—		$—	$115	$115
Average interest rate(1)	5.85%	5.85%	5.85%	5.85%	—		—	5.85%
Senior Subordinated Notes:
Scheduled amortizations	$—	$—	$—	$—	$—		$248	$248	$256
Average interest rate	8.88%	8.88%	8.88%	8.88%	8.88%		8.88%	8.88%
Trade accounts receivable credit facility:
Scheduled amortizations	$—	$120	$—	$—	$—		$—	$120	$120
Average interest rate(1)	5.87%	5.87%	—	—	—		—	5.87%
Interest rate swaps:
Scheduled amortizations	$—	$130	$—	$—	$—	$		$130	$(1)
Average pay rate(2)	5.56%	5.56%	—	—	—		—	5.56%
Average receive rate(3)	5.39%	5.39%	—	—	—		—	5.39%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2006. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2006. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2006. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swap at October 31, 2007 was a net liability of $1.5 million. Based on a sensitivity analysis performed by the counterparties at October 31, 2007, a 100 basis point increase in interest rates would increase the fair value of the swap agreements by $1.4 million to a net liability of $0.1 million. Conversely, a 100 basis point decrease in interest rates would decrease the fair value of the swap agreements by $1.4 million to a net liability of $2.9 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

Prior to August 1, 2007, we had cross-currency interest rate swaps to hedge our net investment in our European subsidiaries. Under these agreements, we received interest semi-

annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and paid interest at a fixed rate of approximately 6.80 percent on €206.7 million. These swaps matured on August 1, 2007 and we paid €206.7 million ($281.9 million) to the counterparties and received $248.0 million from the counterparties.

On August 1, 2007, we entered into new cross-currency interest rate swaps to hedge our net investment in our European subsidiaries. Under these new agreements, we receive interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pay interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010 and August 1, 2012, we will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. A liability for the loss on these agreements of $17.4 million, representing their fair values, was recorded at October 31, 2007.

At October 31, 2007, we had outstanding currency forward contracts in the notional amount of $82.5 million ($45.2 million at October 31, 2006). The purpose of these contracts is to hedge our exposure to currency translation, currency transactions and short-term intercompany loan balances with our international businesses. The fair value of these contracts resulted in a gain of $1.1 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income at for 2007. The fair value of similar contracts resulted in a gain of $2.1 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income at for 2006.

A sensitivity analysis to changes in the currencies hedged indicates that if the currencies uniformly strengthened by 10 percent, the fair value of these instruments would decrease by $39.1 million to a net loss of $55.9 million, which would include $51.3 million in other comprehensive loss on the balance sheet. Conversely, if the foreign currencies uniformly weakened by 10 percent, the fair value of these instruments would increase by $38.3 million to a net gain of $21.6 million, which would include $16.5 million in other comprehensive income on the balance sheet.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. We do not currently engage in material hedging of commodities, other than small hedges in natural gas and old corrugated containers, because there is usually a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our natural gas contracts resulted in a $0.3 million gain recorded in other comprehensive income at October 31, 2007. A sensitivity analysis to changes in natural gas prices indicates that if natural gas prices decreased by 10 percent, the fair value of these instruments would decrease by $0.6 million to a net loss of $0.2 million. Conversely, if the natural gas prices increased by 10 percent, the fair value of these instruments would increase by $0.6 million to a net gain of $1.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2007	2006	2005
Net sales	$3,322,294	$2,628,475	$2,424,297
Costs of products sold	2,716,892	2,149,271	2,033,510

Gross profit	605,402	479,204	390,787
Selling, general and administrative expenses	313,377	259,122	224,729
Restructuring charges	21,229	33,238	35,736
Timberland disposals, net	(648)	41,302	56,268
Gain on disposal of properties, plants and equipment, net	19,434	18,017	5,343

Operating profit	289,582	246,163	191,933
Interest expense, net	45,512	35,993	39,255
Debt extinguishment charge	23,479	—	2,828
Other income (expense), net	(8,956)	(2,299)	2,405

Income before income tax expense and equity in earnings of affiliates and minority interests	211,635	207,871	152,255
Income tax expense	53,544	63,816	47,055
Equity in earnings of affiliates and minority interests	(1,723)	(1,936)	(544)

Net income	$156,368	$142,119	$104,656

Basic earnings per share:
Class A Common Stock	$2.69	$2.46	$1.82
Class B Common Stock	$4.04	$3.69	$2.73
Diluted earnings per share:
Class A Common Stock	$2.65	$2.42	$1.78
Class B Common Stock	$4.04	$3.69	$2.73

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$123,699	$187,101
Trade accounts receivable, less allowance of $12,539 in 2007 and $8,575 in 2006	347,907	315,661
Inventories	242,994	205,004
Deferred tax assets	27,917	15,814
Net assets held for sale	11,564	3,374
Prepaid expenses and other current assets	87,704	66,083

	841,785	793,037

Long-term assets
Goodwill, net of amortization	493,252	286,552
Other intangible assets, net of amortization	96,256	63,587
Assets held by special purpose entities (Note 6)	50,891	50,891
Long-term notes receivable	36,434	626
Other long-term assets	59,547	52,359

	736,380	454,015

Properties, plants and equipment
Timber properties, net of depletion	197,235	195,115
Land	126,018	81,768
Buildings	356,878	317,110
Machinery and equipment	1,032,677	930,924
Capital projects in progress	90,659	53,099

	1,803,467	1,578,016
Accumulated depreciation	(728,921)	(637,067)

	1,074,546	940,949

	$2,652,711	$2,188,001

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$411,095	$301,753
Accrued payroll and employee benefits	84,977	65,513
Restructuring reserves	15,776	8,391
Short-term borrowings	15,848	29,321
Other current liabilities	121,214	86,321

	648,910	491,299

Long-term liabilities
Long-term debt	622,685	481,408
Deferred tax liabilities	159,494	179,329
Pension liability	19,892	18,639
Postretirement benefit liabilities	32,983	47,702
Liabilities held by special purpose entities (Note 6)	43,250	43,250
Other long-term liabilities	119,180	77,488

	997,484	847,816

Minority Interest	6,405	4,875

Shareholders’ equity
Common stock, without par value	75,156	56,765
Treasury stock, at cost	(92,028)	(81,643)
Retained earnings	1,004,300	901,267
Accumulated other comprehensive income (loss):
—foreign currency translation	43,260	1,525
—interest rate derivatives	(997)	(1,861)
—energy and other derivatives	226	(945)
—minimum pension liabilities	(30,005)	(31,097)

	999,912	844,011

	$2,652,711	$2,188,001

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2007	2006	2005
Cash flows from operating activities:
Net income	$156,368	$142,119	$104,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,295	90,488	95,098
Asset impairments	1,108	8,326	6,408
Deferred income taxes	(31,644)	12,302	23,146
Gain on disposals of properties, plants and equipment, net	(19,434)	(18,017)	(5,343)
Loss (gain) on timberland disposals, net (Note 6)	648	(41,302)	(56,268)
Equity in earnings of affiliates, net of dividends received, and minority interests	1,723	1,936	544
Gain on insurance settlement	—	(1,542)	—
Loss on extinguishment of debt	23,479	—	—
Trade accounts receivable	42,876	(28,782)	56,435
Inventories	24,120	(6,506)	20,715
Prepaid expenses and other current assets	(11,403)	(13,977)	(2,182)
Other long-term assets	(53,626)	(7,158)	(890)
Accounts payable	29,051	40,171	(42,835)
Accrued payroll and employee benefits	13,475	20,942	11,444
Restructuring reserves	5,772	(1,801)	(6,426)
Other current liabilities	55,194	(1,027)	(12,565)
Pension and postretirement benefit liability	(12,136)	(11,275)	545
Other, including long-term liabilities	60,370	44,211	(4,106)

Net cash provided by operating activities	388,236	229,108	188,376

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(346,629)	(107,775)	(51,782)
Purchases of properties, plants and equipment	(112,600)	(75,630)	(67,842)
Purchases of timber properties	(2,300)	(62,110)	(17,522)
Issuance of notes receivable	(32,248)	—	—
Proceeds from insurance settlement for properties, plants and equipment	—	2,562	—
Proceeds from the sale of property, plants, equipment and other assets	22,218	70,408	29,179

Net cash used in investing activities	(471,559)	(172,545)	(107,967)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,040,111	1,020,340	1,630,463
Payments on long-term debt	(1,918,807)	(978,786)	(1,666,331)
Proceeds from (payments of) short-term borrowings	(14,486)	10,839	5,198
Payments for premium for debt extinguishment	(14,303)	—	—
Debt issuance costs	(2,839)	—	—
Settlement of derivatives	(33,935)	—	—
Acquisitions of treasury stock and others	(11,409)	(6,252)	(12,024)
Exercise of stock options	19,415	4,541	23,086
Dividends paid	(53,335)	(34,521)	(22,906)
Proceeds from liabilities held by special purpose entities (Note 6)	—	—	43,250

Net cash provided by financing activities	10,412	16,161	736

Effects of exchange rates on cash	9,509	(8,034)	3,157

Net increase (decrease) in cash and cash equivalents	(63,402)	64,690	84,302

Cash and cash equivalents at beginning of year	187,101	122,411	38,109

Cash and cash equivalents at end of year	$123,699	$187,101	$122,411

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2004	45,374	$27,382	31,468	$(65,360)	$711,919	$(44,847)	$629,094
Net income					104,656		104,656
Other comprehensive income:
—foreign currency translation						3,462	3,462
—interest rate derivative, net of income tax expense of $2,347						4,359	4,359
—minimum pension liability adjustment, net of income tax expense of $572						950	950

Comprehensive income							113,427

Dividends paid (Note 10):
Class A – $0.40					(9,135)		(9,135)
Class B – $0.59					(13,771)		(13,771)
Treasury shares acquired	(426)		426	(12,024)			(12,024)
Stock options exercised	1,186	15,723	(1,186)	1,419			17,142
Tax benefit of stock options		5,944					5,944
Long-term incentive shares issued	8	202	(8)	9			211

As of October 31, 2005	46,142	$49,251	30,700	$(75,956)	$793,669	$(36,076)	$730,888
Net income					142,119		142,119
Other comprehensive income (loss):
—foreign currency translation						(7,592)	(7,592)
—interest rate derivative, net of income tax expense of $37						877	877
—minimum pension liability adjustment, net of income tax expense of $6,117						11,358	11,358
—energy derivatives, net of income tax benefit of $509						(945)	(945)

Comprehensive income							145,817

Dividends paid (Note 10):
Class A – $0.60					(13,887)		(13,887)
Class B – $0.89					(20,634)		(20,634)
Treasury shares acquired	(196)		196	(6,252)			(6,252)
Stock options exercised	326	4,948	(326)	523			5,471
Tax benefit of stock options		1,765					1,765
Long-term incentive shares issued	16	471	(16)	23			494
Directors shares issued	12	330	(12)	19			349
As of October 31, 2006	46,300	$56,765	30,542	$(81,643)	$901,267	$(32,378)	$844,011
Net income					156,368		156,368
Other comprehensive income (loss):
—foreign currency translation						41,735	41,735
—interest rate derivative, net of income tax expense of $466						864	864
—minimum pension liability adjustment, net of income tax expense of $7,232						17,360	17,360
—energy derivatives, net of income tax expense of $361						1,171	1,171

Comprehensive income							217,498

—Adjustment to initially apply SFAS No. 158, net of income tax benefit of $7,769						(16,268)	(16,268)
Dividends paid (Note 10):
Class A – $0.92					(21,716)		(21,716)
Class B – $1.37					(31,619)		(31,619)
Treasury shares acquired	(204)		204	(11,409)			(11,409)
Stock options exercised	559	7,732	(559)	949			8,681
Tax benefit of stock options		8,076					8,076
Long-term incentive shares issued	38	2,104	(38)	64			2,168
Directors shares issued	6	479	(6)	11			490

As of October 31, 2007	46,699	$75,156	30,143	$(92,028)	$1,004,300	$12,484	$999,912

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and its subsidiaries (the “Company”) principally manufacture industrial packaging products, complemented with a variety of value-added services, including blending, packaging, logistics and warehousing, and containerboard and corrugated products that it sells to customers in many industries throughout the world. The Company has operations in over 45 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

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

There are approximately 10,300 employees of the Company at October 31, 2007.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2007, 2006 or 2005, or to any quarter of those years, relates to the fiscal year ending in that year.

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

Allowance for Accounts Receivable

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (e.g., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the Company’s estimates of the recoverability of amounts due to the Company could change by a material amount.

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 65 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 35 percent of consolidated inventories.

During 2007, increases in certain inventory quantities caused an increase in the LIFO inventory values, which resulted in expense of $0.2 million, net of tax. Certain inventory quantity reductions caused a liquidation of LIFO inventory values and the liquidations increased income, net of tax, by $2.8 million and $4.0 million in 2006 and 2005, respectively.

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2007	2006
Finished goods	$75,428	$53,621
Raw materials and work-in-process	202,392	186,065

	277,820	239,686
Reduction to state inventories on last-in, first-out basis	(34,826)	(34,682)

	$242,994	$205,004

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $89.6 million in 2007, $82.8 million in 2006 and $90.1 million in 2005. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 269,950 acres at October 31, 2007, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $4.3 million, $3.6 million and $1.3 million in 2007, 2006 and 2005, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, the Company has eleven depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. The Company’s estimates do not include costs to be incurred in the future. The Company then projects these volumes to the end of the year. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, the Company multiplies the volumes sold by the depletion rate for the current year to arrive at the depletion cost.

The Company’s Canadian timber properties, which consisted of approximately 36,650 acres at October 31, 2007, are not actively managed at this time, and therefore, no depletion expense is recorded.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the held for sale criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of October 31, 2007, there were seven locations held for sale (six in the Industrial Packaging & Services segment and one in the Paper, Packaging & Services segment). In 2006, the Company recorded net sales of $45.0 million and net income before taxes of $8.4 million primarily related to the Industrial Packaging & Services segment for the above net assets held for sale. As of October 31, 2006, there were five locations held for sale (three in the Industrial Packaging & Services segment and two in the Paper, Packaging & Services segment). In 2005, the Company recorded net sales of $16.2 million and net loss before taxes of $5.2 million for these locations. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

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

The Company enters into currency forward contracts to hedge certain currency transactions and short-term intercompany loan balances with its international businesses. In addition, the Company uses cross-currency swaps to hedge its net investment in its European subsidiaries. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other income (expense), net.

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

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The functional currency for international operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income. The amounts included in other income (expense), net were $(2.8) million, $2.0 million and $1.1 million in 2007, 2006 and 2005, respectively.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share(1):

For the years ended October 31,	2007	2006	2005
Class A Common Stock:
Basic earnings per share	23,594,814	23,127,522	22,795,130
Assumed conversion of stock options	577,872	598,586	678,346

Diluted earnings per shares	24,172,686	23,726,108	23,473,476

Class B Common Stock:
Basic and diluted earnings per share	22,994,494	23,055,258	23,153,806

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

There were no Class A options that were antidilutive for 2007 and 2006 (14,000 for 2005).

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

In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. The

Company’s consolidated financial statements for the fiscal year 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective application transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized under SFAS No. 123(R) was $0.1 million and $0.9 million, respectively, for 2007 and 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25,” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was otherwise recognized in the Company’s consolidated statement of income for 2005. If compensation cost had been determined based on fair values at the date of grant under SFAS No. 123, “Accounting for Stock-Based Compensation,” pro forma net income and earnings per share would have been as follows (Dollars in thousands, except per share amounts)(1):

2005
Net income as reported	$104,656
Deduct total stock option expense determined under fair value method, net of tax	1,282

Pro forma net income	$103,374

Earnings per share:
Class A Common Stock:
Basic—as reported	$1.82
Basic—pro forma	$1.80
Diluted—as reported	$1.78
Diluted—pro forma	$1.76
Class B Common Stock:
Diluted—as reported	$2.73
Diluted—pro forma	$2.70

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first quarter of 2007 and for 2006 includes compensation expense for share-based awards granted prior to, but not yet vested as of October 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2007 and 2006. For any options granted subsequent to October 31, 2005, compensation expense was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

Restricted Stock

Under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, the Company granted 37,624 and 6,432 shares of restricted stock with a weighted average grant date fair value of $57.61 and $62.14, respectively, in 2007. The Company granted 16,012 and 11,942 shares of restricted stock with a weighted average grant date fair value of $30.85 and $ 29.29, under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, respectively, in 2006. These shares of Class A Common Stock are fully vested on the award date, are not subject to any further risk of forfeiture, are eligible to participate in the receipt of all dividends declared on the Company’s shares of Class A Common Stock and are subject to restrictions on transfer for one year from the grant date.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) and FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated.

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

Self-Insurance

The Company is self-insured with respect to certain of its medical and dental claims and certain of its workers’

compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and workers’ compensation claims and claims incurred but not reported of $3.1 million and $21.9 million, respectively, at October 31, 2007 and $2.7 million and $19.7 million, respectively, at October 31, 2006.

Other Income (Expense), Net

Other income (expense), net primarily represents Non-United States trade receivables program fees, currency translation and remeasurement gains (losses) related to hyperinflationary accounting, and other infrequent non-operating items.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2007 presentation.

Recent Accounting Standards

In June 2006, the FASB issued FIN No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. The Company is required to adopt FIN 48 as of November 1, 2007 (2008 for the Company). The cumulative effect of applying the provisions of the interpretation will be reported as an adjustment to the opening balance of retained earnings for fiscal 2008. The Company does not believe the adoption will have a material impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS No. 157 on November 1, 2008 (2009 for the Company). The provisions of SFAS 157 should be applied prospectively to the beginning of the fiscal year in which SFAS 157 is initially applied, except with respect to certain financial instruments as defined by SFAS 157. The Company has not yet determined the effect, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s financial statements for the fiscal year beginning on November 1, 2008 (2009 for the Company) with earlier adoption permitted. Management is currently evaluating the impact, if any, and timing of the adoption of SFAS No. 159 on the Company’s consolidated financial statements.

In December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160). These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS No.141(R) and 160 on or after December 15, 2008 (2010 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) and 160 will have on its consolidated financial statements.

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During 2007, the Company completed seven acquisitions of industrial packaging companies for an aggregate purchase price of $346.4 million. These seven acquisitions were Blagden Packaging Group, two small North American companies in November 2006, one small North African company in January 2007, the acquisition of the remaining ownership of two of our minority owned plants in Russia in July, a North American joint venture in October, and one small South American company in October. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $158.0 million (including $43.5 million of inventory and $61.2 million of accounts receivable) and liabilities assumed were $52.5 million. Identifiable intangible assets, with a combined fair value of $55.8 million, including trade-names, customer relationships and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $185.1 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

In the fourth quarter of 2006, the Company completed two acquisitions for an aggregate purchase price of $102.1 million. These two acquisitions were Delta Petroleum Company, Inc. and its subsidiaries (“Delta”), a blender and packager of lubricants, chemicals and glycol-based products in North America, and an industrial packaging company located in Russia. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $89.8 million (including $25.7 million of inventory and $28.0 million of accounts receivable) and liabilities assumed were $55.7 million. Identifiable intangible assets, with a combined fair value of $15.4 million, including trade-names, customer relationships and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $52.6 million was recorded as goodwill.

During 2007, the Company implemented various restructuring plans at certain of the acquired businesses discussed above that were previously in the planning and evaluation stages. As of the consummation date of the acquisitions, management began to assess and formulate plans to close certain acquired locations. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $10.8 million, of which $6.4 million remains in the restructuring reserve at October 31, 2007. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2004, results of operations would not have differed materially from reported results.

NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the Seller agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables oriented by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €100 million ($144.3 million) at October 31, 2007.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 10.0 million Singapore Dollars ($6.9 million) at October 31, 2007.

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective major international bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At October 31, 2007 and 2006, €96.0 million ($138.5 million) and €70.3 million ($89.5 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At October 31, 2007, 7.1 million Singapore Dollars ($4.9 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €3.7 million ($5.0 million) and €1.9 million ($2.3 million) for the years ended October 31, 2007 and 2006, respectively. Expenses associated with the Singapore RPA were not material to the consolidated financial statements. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, Italian RPA and Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s business segments have been identified as reporting units, of which two contain goodwill that is assessed for impairment. The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2007 and 2006 are as follows (Dollars in thousands):

	Industrial Packaging & Services	Paper, Packaging & Services	Total
Balance at October 31, 2005	$228,920	$34,783	$263,703
Goodwill acquired	38,396	—	38,396
Goodwill adjustments	(13,592)	—	(13,592)
Currency translation	(1,955)	—	(1,955)

Balance at October 31, 2006	251,769	34,783	286,552
Goodwill acquired	215,316	—	215,316
Goodwill adjustments	(691)	(9,627)	(10,318)
Currency translation	1,702	—	1,702

Balance at October 31, 2007	$468,096	$25,156	$493,252

The 2007 goodwill acquired of $215.3 million is preliminary and primarily relates to the 2006 and 2007 acquisitions of the industrial packaging companies in Europe, Asia, South America and North America. The 2007 goodwill adjustments represent the net reduction in goodwill of $10.3 million for the recognition of deferred tax asset, the reversal of tax contingency reserves, and a reversal of a deferred tax liability pertaining to the Corrchoice acquisition. The adjustments to goodwill described above were made in accordance with SFAS 141, “Business Combinations,” and applicable accounting pronouncements pertaining to tax matters existing at the business combination date.

The 2006 goodwill acquired of $38.4 million was preliminary and primarily relates to acquisition of industrial packaging companies in North America and Russia as well as purchase price adjustments from 2005 industrial packaging company acquisitions. The 2006 goodwill adjustment primarily represents the net reduction in goodwill of $9.5 million for the recognition of a deferred tax asset and the reversal of a tax contingency reserve related to the Van Leer Industrial Packaging acquisition closed in March 2001. The preceding adjustment to goodwill described above was made in accordance with SFAS 141, “Business Combinations,” and applicable accounting pronouncements pertaining to tax matters existing at the business combination date. Besides the goodwill adjustment above, we made a purchase price adjustment of $13.4 million from goodwill to intangible assets and recorded additional goodwill of $9.2 million primarily from purchase price adjustments related to the 2005 acquisitions.

All intangible assets for the periods presented, excluding the goodwill items discussed above and except for $8.6 million, related to the Tri-Sure Trademark, Blagden Express Tradename and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from 5 to 20 years. The details of other intangible assets by class as of October 31, 2007 and October 31, 2006 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2007:
Trademarks and patents	$31,983	$10,922	$21,061
Non-compete agreements	19,708	5,328	14,380
Customer relationships	61,145	6,470	54,675
Other	10,032	3,892	6,140

Total	$122,868	$26,612	$96,256

October 31, 2006:
Trademarks and patents	$17,290	$7,992	$9,298
Non-compete agreements	5,033	3,709	1,324
Customer relationships	43,115	2,343	40,772
Other	15,575	3,382	12,193

Total	$81,013	$17,426	$63,587

During 2007, other intangible assets increased by $41.9 million. The increase in other intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia, North Africa and North America which accounted for an increase of $46.5 million, reclassification of $13.4 million to goodwill related to the 2006 acquisitions, and offset by currency translation of $8.8 million. The weighted average amortization period of the intangibles acquired in 2007 is 11.3 years. Amortization expense was $8.3 million, $4.1 million and $3.7 million for 2007, 2006 and 2005, respectively. Amortization expense for the next five years is expected to be $9.9 million in 2008, $9.8 million in 2009, $9.4 million in 2010, $8.3 million in 2011 and $6.9 million in 2012.

NOTE 5 – RESTRUCTURING CHARGES

The focus for restructuring activities in 2007 was on integration of acquisitions in the Industrial Packaging & Services segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper, Packaging & Services segment. During 2007, the Company recorded restructuring charges of $21.2 million, consisting of $9.2 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees, and $10.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Two company-owned plants in the Industrial Packaging & Services segment were closed. Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2007 were 303.

For each relevant business segment, costs incurred in 2007 are as follows (Dollars in thousands):

	Amounts Incurred in 2007	Total Amounts Expected to be Incurred
Industrial Packaging & Services:
Employee separation costs	$8,729	$14,537
Asset impairments	1,192	3,583
Professional fees	1	301
Other restructuring costs	6,013	7,343

	15,935	25,764
Paper, Packaging & Services:
Employee separation costs	441	496
Asset impairments	(279)	(313)
Professional fees	1,035	1,164
Other restructuring costs	4,097	4,609

	5,294	5,956

	$21,229	$31,720

Following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2007 and 2006 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2005	$10,217	$185	$—	$10,402
Costs incurred and charged to expense	16,831	8,082	8,325	33,238
Costs paid or otherwise settled	(18,657)	(8,267)	(8,325)	(35,249)

Balance at October 31, 2006	8,391	—	—	8,391
Costs incurred and charged to expense	9,170	11,144	915	21,229
Reserves established in the purchase price of business combinations	8,566	2,195	—	10,761
Costs paid or otherwise settled	(13,831)	(9,859)	(915)	(24,605)

Balance at October 31, 2007	$12,296	$3,480	$—	$15,776

During 2006, the Company recorded restructuring charges of $33.2 million, consisting of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees, and $6.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Four company-owned plants have been closed during 2006. Three plants in the Paper, Packaging & Services segment, and one in the Industrial Packaging & Services segment were closed. The Industrial Packaging & Services segment reduced the number of plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2006 was 281.

During 2005, as part of the transformation to the Greif Business System, the Company closed four company owned plants and a distribution center in the Industrial Packaging & Services segment. Two of the plants and a distribution center were located in North America and two were located in the United Kingdom. In addition, corporate and administrative staff reductions were made throughout the world. As a result of the transformation to the Greif Business System, the Company recorded restructuring charges of $31.8 million, consisting of $15.7 million in employee separation costs, $2.5 million in asset impairments, $3.7 million in professional fees directly related to the transformation to the Greif Business System and $9.9 million in other costs which primarily represented facility consolidation and lease termination costs. During 2005, the Company also recorded $3.9 million of restructuring charges related to the impairment of two facilities that were closed during previous restructuring programs. The asset impairment charges that relate to the write-down to fair value of building and equipment were based on recent purchase offers, market comparables and/or data obtained from the Company’s commercial real estate broker. A total of 1,574 employees were terminated in connection with the transformation to the Greif Business System from 2003 to 2005.

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

The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million, occurred in the second quarter of 2006 and the Company recognized an additional timberland gains in its consolidated statements of income in the periods that these transactions occurred resulting in a pre-tax gain of $9.0 million.

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

Assets of the Buyer SPE at October 31, 2007 and October 31, 2006 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2007 and October 31, 2006. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the years ended October 31, 2007, 2006 and 2005 includes interest expense on STA Timber debt of $2.3 million, $2.3 million and $1.0 million and interest income on Buyer SPE investments of $2.4 million, $2.4 million and $1.1 million, respectively.

NOTE 7 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2007	October 31, 2006
Credit Agreement	$173,131	$115,198
Senior Notes	300,000	—
Trade accounts receivable credit facility	116,024	120,000
Senior Subordinated Notes	—	242,560
Other long-term debt	33,530	3,650

	622,685	481,408
Less current portion	—	—

	$622,685	$481,408

Credit Agreement

In 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility due 2010. On October 31, 2006, the Credit Agreement was amended to increase the revolving multicurrency credit facility from $350.0 million to $450.0 million. The revolving multicurrency credit facility is available for acquisitions, ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2007, $173.1 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.26 percent and 5.18 percent for the years ended October 31, 2007 and 2006, respectively. The interest rate was 5.50 percent and 5.85 percent at October 31, 2007 and 2006, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At October 31, 2007, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of the Senior Notes were principally use to fund the purchase of the Senior Subordinated Notes in the tender offer, discussed below, and for general corporate purposes. The fair value of the Senior Notes was $297.8 million at October 31, 2007, based upon quoted market prices. The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At October 31, 2007, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. On October 24, 2007, the credit facility was amended to extend the maturity date to October 20, 2010. The facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (5.38 percent and 5.87 percent interest rate as of October 31, 2007 and 2006, respectively). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

There was a total of $116.0 million and $120.0 million outstanding under the trade accounts receivable credit facility as of October 31, 2007 and 2006, respectively.

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

Senior Subordinated Notes

On February 9, 2007, the Company completed a tender offer for its 8 7/8 percent Senior Subordinated Notes. In the tender offer, the Company purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes. As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issue costs) was recorded. The remaining Senior Subordinated Notes were redeemed by the Company during the fourth quarter of 2007.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, the Company had outstanding debt of $49.3 million, comprised of $33.5 million in long-term debt and $15.8 million in short-term borrowings, at October 31, 2007 and outstanding debt of $33.0 million, comprised of $3.7 million in long-term debt and $29.3 million in short-term borrowings, at October 31, 2006.

Annual maturities of the Company’s long-term debt are $33.5 million in 2009, $289.2 million in 2010 and $300.0 million after 2012.

At October 31, 2007 and 2006, the Company had deferred financing fees and debt issuance costs of $6.2 million and $8.0 million, respectively, which are included in other long-term assets.

During 2007, the Company paid $52.9 million of interest ($44.9 million in 2006 and $42.3 million in 2005) related to its long-term obligations. Interest of $1.7 million in 2007, $0.1 million in 2006 and $0.1 million in 2005 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $20.9 million in 2008, $17.9 million in 2009, $12.7 million in 2010, $10.4 million in 2011, $8.1 million in 2012 and $29.2 million thereafter. Rent expense was $22.8 million in 2007, $23.2 million in 2006 and $20.7 million in 2005.

NOTE 8 – FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2007 and 2006 approximate their fair values because of the short-term nature of these items.

At October 31, 2007, the Company had a note receivable from Lunival Holding BV for the amount of €23.0 million ($33.2 million at October 31, 2007), which matures in November 2008. Under the notes receivable agreement, the Company receives interest at a fixed rate of 6.0 percent. The fair market value of the notes receivable approximates its carrying amount.

The estimated fair values of the Company’s long-term debt was $620.4 million and $499.2 million compared to the carrying amounts of $622.7 million and $481.4 million at October 31, 2007 and 2006, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. The Company records derivatives based on SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and related amendments. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

The Company had interest rate swap agreements with an aggregate notional amount of $230.0 million and $130.0 million at October 31, 2007 and 2006, respectively, with various maturities through 2010. Under certain of these agreements, the Company receives interest either monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.28 percent at October 31, 2007) over the life of the contracts.

Prior to August 1, 2007, the Company had cross-currency interest rate swaps to hedge its net investment in its European subsidiaries. Under these agreements, the Company received interest semi-annually from the counterparties equal to a fixed rate of 8 7/8 percent on $248.0 million and paid interest at a fixed rate of approximately 6.80 percent on €206.7 million. These swaps matured on August 1, 2007 and the Company paid €206.7 million ($281.9 million) to the counterparties and received $248.0 million from the counterparties.

On August 1, 2007, the Company entered into new cross-currency interest rate swaps. Under these new agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. A liability for the loss on these agreements of $17.4 million, representing their fair values, was recorded at October 31, 2007.

At October 31, 2007, the Company had outstanding currency forward contracts in the notional amount of $82.5 million ($45.2 million at October 31, 2006). The purpose of these contracts is to hedge the Company’s exposure to currency transactions and short-term intercompany loan balances with its international businesses. The fair value of these contracts resulted in a gain of $1.1 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income for 2007. The fair value of similar contracts resulted in a gain of $2.1 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income for 2006.

During 2007 and 2006, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2008. The fair value of the energy hedges was in an unfavorable position of $0.3 million ($0.2 million net of tax) at October 31, 2007, compared to an unfavorable position of $1.5 million ($0.9 million net of tax) at October 31, 2006. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for 2007 or 2006.

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

During the next twelve months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income (loss) of approximately $1.3 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s capital stock, without par value (shares of Class A and Class B Common Stock), and treasury shares at the specified dates:

Common Stock	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2007:
Class A	128,000,000	42,281,920	23,754,753	18,527,167
Class B	69,120,000	34,560,000	22,943,666	11,616,334
October 31, 2006:
Class A	64,000,000	42,281,920	23,268,306	19,013,614
Class B	34,560,000	34,560,000	23,031,066	11,528,934

All share information in the above table has been adjusted to reflect the following: On February 26, 2007, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation increasing number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock and 69,120,000 shares of Class B Common Stock. Subsequent to the aforementioned approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s shares of Class A Common Stock and Class B Common Stock. The split was payable on April 11, 2007 to shareholders of record on March 19, 2007. The stock split means that each holder of Class A Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class A Common Stock for every share they held of Class A Common Stock and each holder of Class B Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class B Common Stock for every share they held of Class B Common Stock. The day on which such shares began trading on the New York Stock Exchange reflecting the stock split was April 12, 2007.

All share information, including the number of shares and per share amounts, included in the Consolidated Financial Statements has been adjusted to reflect the foregoing 2-for-1 stock split.

NOTE 10 – STOCK-BASED COMPENSATION

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

No stock options were granted during 2007 or 2006.

In 2005, 219,150 stock options were granted under the 2001 Plan with option prices of $24.07 per share. Under the 2005 Directors Plan, in 2005 28,000 options were granted to outside directors with option prices of $32.18 per share.

The fair value for each option is estimated on the date of grant using the Black-Scholes option pricing model, as allowed under SFAS No. 123, with the following assumptions:

2005
Dividend yield	1.14%
Volatility rate	34.00%
Risk-free interest rate	3.88%
Expected option life	6 years

The fair values of shares granted in 2005 were $8.82 per share as of the grant date.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,633	$15.62	1,958	$15.34	2,966	$14.12
Granted	—	—	—	—	248	24.99
Forfeited	2	12.71	—	—	70	13.38
Exercised	559	15.38	325	13.94	1,186	14.42

Ending balance	1,072	$15.75	1,633	$15.62	1,958	$15.34

Our results of operations for 2007 include $0.1 million of share based compensation expense for stock options (net of an insignificant tax effect). Our results of operations for 2006 include $0.6 million of share based compensation expense for stock options (net of approximately $0.3 million of income taxes).

As of October 31, 2007, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$9-$14	479	5

$14-$18	425	4

$24-$32	168	8

All outstanding options were exercisable at October 31, 2007 (1,415,644 options at October 31, 2006 and 1,740,740 options at October 31, 2005).

All references to the number of shares and per share amounts in the Consolidated Financial Statements are presented on a post-split basis.

NOTE 11—INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2007	2006	2005
Current:

Federal	$24,422	$22,112	$8,072

State and local	3,877	754	884

International	33,739	30,142	19,506

	62,038	53,008	28,462

Deferred	(8,494)	10,808	18,593

	$53,544	$63,816	$47,055

International income before income tax expense amounted to $156.4 million in 2007, $105.1 million in 2006 and $76.4 million in 2005.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2007	2006	2005

United States federal tax rate	35.0%	35.0%	35.0%

State and local taxes, net of federal tax (cost) benefit	2.8%	3.5%	3.2%

Other non-deductible expenses and international tax rates	-12.5%	-7.8%	-7.3%

	25.3%	30.7%	30.9%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2007	2006

Vacation accrual	$2,444	$2,313

Allowance for doubtful accounts	2,467	1,710

Incentives	8,974	3,548

Inventory reserves	1,639	460

Restructuring reserves	3,881	3,336

Other current assets	8,512	4,447

Current deferred tax assets	$27,917	$15,814

Net operating loss carryforwards	$93,634	$75,581

Derivative instruments	412	857

Minimum pension liability	19,394	16,744

Deferred compensation	2,029	1,912

Environmental reserves	11,180	2,948

Foreign tax credits	1,758	1,758

Workers compensation accruals	1,651	1,657

Postretirement	8,091	12,112

Captive insurance operations	9,957	8,265

State income tax	8,575	2,253

Other	7,208	529

	163,889	124,087

Valuation allowance for long-term deferred tax assets	(57,118)	(57,773)

Long-term deferred tax assets	$106,771	$66,314

Current deferred tax liabilities	$—	$—

Properties, plants and equipment	$115,094	$117,599

Goodwill and other intangible assets	49,632	34,637

Timberland transactions	89,867	86,909

Pension	11,672	6,025

Other		473

Long-term deferred tax liabilities	$266,265	$245,643

At October 31, 2007, the Company had tax benefits from international net operating loss carryforwards of approximately $86.3 million for international income tax purposes of which a significant portion will begin to expire in 2011. At October 31, 2007, valuation allowances of approximately $55.4 million have been provided against the tax benefits from international net operating loss carryforwards. Most of these valuation allowances are provided for international net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2007 the Company had undistributed earnings from non-United States subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no United States tax provision has been accrued related to the repatriation of these earnings. It is not practical to determine the additional tax, if any, which would result from the remittance of these amounts.

During 2007, the Company paid $43.2 million in income taxes ($33.7 million in 2006 and $20.6 million in 2005).

NOTE 12 – RETIREMENT PLANS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost. The Company adopted the recognition and related disclosure provisions of SFAS No. 158, prospectively, on October 31, 2007.

SFAS No. 158 also requires an entity to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position for fiscal years ending after December 15, 2008. The Company expects to adopt the measurement date provision of SFAS No. 158 and measure these plans as of October 31 of each year beginning October 31, 2009. The Company is presently evaluating the impact of the measurement date change, which is not expected to be significant.

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at August 31, 2007 was as follows (Dollars in thousands):

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Prepaid costs	$79,457	$(35,872)	$43,585
Intangible asset	$5,586	$(5,586)	$—
Pension liabilities	$57,138	$(4,122)	$53,016
Accumulated other comprehensive income, before tax	$21,001	$37,336	$58,337

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Australia, Germany, Netherlands, South Africa and United Kingdom. The Company uses a measurement date of August 31 for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which were 247,504 Class A shares and 160,710 Class B shares at both August 31, 2007 and 2006.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2007	2006	2005
Service cost	$14,497	$14,743	$12,362
Interest cost	29,149	25,379	26,418
Expected return on plan assets	(32,941)	(30,229)	(30,121)
Amortization of prior service cost	1,211	1,047	1,065
Amortization of initial net asset	(618)	(791)	(791)
Recognized net actuarial loss	5,688	6,639	4,807
Curtailment and other	652	(484)	—

	$17,638	$16,304	$13,740

The significant weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2007	2006	2005
Discount rate	5.88%	5.25%	5.50%
Expected return on plan assets (1)	7.32%	7.53%	7.50%
Rate of compensation increase	3.71%	3.64%	3.50%

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

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$515,179	$500,994
Benefit obligation adjustments	8,952	(1,195)
Service cost	14,497	14,743
Interest cost	29,149	25,379
Plan participant contributions	823	734
Amendments	713	746
Actuarial loss gain	(23,812)	(17,010)
Foreign currency effect	31,721	16,993
Benefits paid	(30,969)	(25,802)
Curtailment gain	(193)	(403)

Benefit obligation at end of year	$546,060	$515,179

Change in plan assets:
Fair value of plan assets at beginning of year	$455,962	$404,841
Other adjustments	(6,063)	—
Actual return on plan assets	53,898	41,301
Expenses paid	(649)	(1,195)
Plan participant contributions	823	734
Foreign currency effects	31,340	16,150
Employer contributions	22,695	18,930
Benefits paid	(29,477)	(24,799)

Fair value of plan assets at end of year	$528,529	$455,962

	2007	2006
Funded status	$(17,531)	$(59,217)
Unrecognized net actuarial loss	51,813	87,153
Unrecognized prior service cost	5,760	6,287
Unrecognized initial net obligation (asset)	764	(945)
Additional contributions (September 1 to October 31)	8,100	3,344

Net amount recognized	$48,906	$36,622

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$43,585	$46,659
Accrued benefit liability	(53,016)	(62,403)
Intangible asset	—	4,525
Accumulated other comprehensive loss	58,337	47,841

Net amount recognized	$48,906	$36,622

Aggregated accumulated benefit obligations for all plans were $505.3 million and $479.0 million at August 31, 2007 and 2006, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $277.6 million, $255.0 million and $216.5 million, respectively, as of August 31, 2007. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans with accumulated benefits obligation in excess of plan assets were $36.4 million, $33.1 million and $9.3 million, respectively, as of August 31, 2007.

Pension plan contributions totaled $22.7 million and $18.9 million during 2007 and 2006, respectively. Contributions during 2008 are expected to be approximately $23.7 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2007 Actual	Target
Equity securities	67%	65%
Debt securities	26%	27%
Other	7%	8%

Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2008	$28,902
2009	$30,209
2010	$30,624
2011	$31,398
2012	$33,588
2013-2017	$188,924

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $2.2 million in 2007, $1.9 million in 2006 and $1.7 million in 2005.

NOTE 13 – POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The incremental effect of applying SFAS No. 158 (see Note 12 for explanation) on individual line items in the consolidated balance sheet at August 31, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Postretirement benefit liabilities	$45,266	$(13,299)	$31,967
Accumulated other comprehensive income, before tax	$—	$(13,299)	$(13,299)

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2007	2006	2005
Service cost	$46	$30	$22
Interest cost	2,141	2,302	3,123
Amortization of prior service cost	(1,336)	(1,298)	(457)
Recognized net actuarial loss	228	695	241

	$1,079	$1,729	$2,929

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$35,382	$42,263
Service cost	46	30
Interest cost	2,141	2,302
Actuarial loss	(3,240)	(5,749)
Amendments	1	—
Foreign currency effects	513	(373)
Benefits paid	(2,876)	(3,091)

Benefit obligation at end of year	$31,967	$35,382

Funded status	$(31,967)	$(35,382)
Unrecognized net actuarial loss	2,161	5,754
Unrecognized prior service credit	(15,460)	(16,396)

Net amount recognized	$(45,266)	$(46,024)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plan were $4.0 million and $0, respectively, as of August 31, 2007 compared to $2.6 million and $0, respectively, as of August 31, 2006.

The measurements assume a discount rate of 6.25 percent in the United States and 10.0 percent in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	8.0%
Ultimate trend rate	4.9%

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$87	$(75)
Effect on postretirement benefit obligation	$1,746	$(1,531)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2008	$4,299
2009	$3,037
2010	$3,031
2011	$3,049
2012	$2,961
2013-2017	$13,625

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

At October 31, 2007 and 2006, the Company had recorded liabilities of $40.6 million and $14.9 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and included in other long-term liabilities. At October 31, 2007, the Company recorded an environmental liability reserve of $22.5 million for its blending facility in Chicago, Illinois acquired in September 2006, $10.4 million for various Blagden facilities acquired in November 2006 and $3.8 million and $4.6 million in 2007 and 2006, respectively, related to our facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.

The Company also has recorded liabilities of $3.8 million and $4.3 million at October 31, 2007 and 2006, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually material. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

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

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2007. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging & Services; Paper, Packaging & Services; and Timber.

Operations in the Industrial Packaging & Services segment involve the production and sale of industrial packaging and related services. These products are manufactured and sold in over 45 countries throughout the world.

Operations in the Paper, Packaging & Services segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 269,950 acres of timber properties in the southeastern United States. The Company also owns approximately 36,650 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2007, except as to information relating to assets which is at October 31, 2007 and 2006 (Dollars in thousands):

	2007	2006	2005
Net sales:
Industrial Packaging & Services	$2,610,779	$1,945,299	$1,804,169
Paper, Packaging & Services	696,601	668,047	607,818
Timber	14,914	15,129	12,310

Total net sales	$3,322,294	$2,628,475	$2,424,297

Operating profit:
Operating profit before restructuring charges and timberland disposals, net:
Industrial Packaging & Services	$225,029	$163,072	$122,818
Paper, Packaging & Services	72,057	64,401	40,611
Timber	14,373	10,626	7,972

Total operating profit before restructuring charges and timberland disposals, net	311,459	238,099	171,401

Restructuring charges:
Industrial Packaging & Services	15,935	24,034	31,375
Paper, Packaging & Services	5,294	9,193	4,271
Timber	—	11	90

Total restructuring charges	21,229	33,238	35,736

Timberland disposals, net
Timber	(648)	41,302	56,268

Total operating profit	$289,582	$246,163	$191,933

	2007	2006	2005
Assets:
Industrial Packaging & Services	$1,923,219	$1,396,069
Paper, Packaging & Services	220,946	248,364
Timber	252,540	250,310

Total segment	2,396,705	1,894,743
Corporate and other	256,006	293,258

Total assets	$2,652,711	$2,188,001

Depreciation, depletion and amortization expense:
Industrial Packaging & Services	$68,584	$57,177	$61,687
Paper, Packaging & Services	29,202	29,569	31,997
Timber	4,509	3,742	1,414

Total depreciation, depletion and amortization expense	$102,295	$90,488	$95,098

Additions to long-lived assets:
Industrial Packaging & Services	$82,700	$61,795	$50,569
Paper, Packaging & Services	18,000	9,245	12,746
Timber	2,300	62,110	17,668

Total segment	103,000	133,150	80,983
Corporate and other	11,900	4,590	4,381

Total additions to long-lived assets	$114,900	$137,740	$85,364

The following geographic information is presented for each of the three years in the period ended October 31, 2007, except as to asset information that is at October 31, 2006 and 2005 (Dollars in thousands):

	2007	2006	2005
Net sales:
North America	$1,820,721	$1,546,381	$1,323,204
Europe	1,043,623	711,641	740,806
Other	457,950	370,453	360,287

Total net sales	$3,322,294	$2,628,475	$2,424,297

The following table presents total assets by geographic region (Dollars in thousands):

	2007	2006
Assets:
North America	$1,587,022	$1,474,095
Europe	734,649	482,505
Other	331,040	231,401
Total assets	$2,652,711	$2,188,001

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2007 and 2006 are shown below (Dollars in thousands, except per share amounts)(1):

2007	January 31	April 30	July 31	October 31
Net sales	$750,759	$815,043	$874,237	$882,255
Gross profit	$130,086	$142,531	$162,289	$170,496
Net income	$33,979	$18,624	$48,781	$54,984
Earnings per share
Basic:
Class A Common Stock	$0.59	$0.32	$0.84	$0.95
Class B Common Stock	$0.87	$0.48	$1.26	$1.42
Diluted:
Class A Common Stock	$0.58	$0.32	$0.82	$0.93
Class B Common Stock	$0.87	$0.48	$1.26	$1.42
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	23,426,112	23,638,578	23,632,990	23,683,030
Class B Common Stock	23,031,066	23,016,580	22,976,707	22,953,622
Diluted:
Class A Common Stock	24,109,156	24,304,748	24,266,057	24,280,526
Class B Common Stock	23,031,066	23,016,580	22,976,707	22,953,622
Market price (Class A Common Stock):
High	$61.39	$63.97	$64.20	$64.26
Low	$45.00	$47.81	$49.76	$49.13
Close	$57.16	$55.60	$55.00	$63.60
Market price (Class B Common Stock):
High	$54.54	$58.66	$59.00	$59.99
Low	$40.60	$48.43	$45.15	$46.70
Close	$52.49	$50.80	$51.39	$58.51

2006	January 31	April 30	July 31	October 31
Net sales	$582,316	$620,107	$690,475	$735,577
Gross profit	$89,672	$109,443	$136,743	$143,346
Net income	$33,352	$28,693	$38,336	$41,738
Earnings per share
Basic:
Class A Common Stock	$0.58	$0.50	$0.66	$0.72
Class B Common Stock	$0.86	$0.75	$1.00	$1.08
Diluted:
Class A Common Stock	$0.57	$0.49	$0.65	$0.71
Class B Common Stock	$0.86	$0.75	$1.00	$1.08
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	23,090,044	23,090,606	23,179,766	23,222,152
Class B Common Stock	23,077,290	23,042,490	23,042,490	23,040,278
Diluted:
Class A Common Stock	23,736,662	23,716,040	23,742,262	23,897,036
Class B Common Stock	23,077,290	23,060,974	23,042,490	23,040,278
Market price (Class A Common Stock):
High	$34.26	$34.98	$37.50	$48.84
Low	$28.50	$28.38	$29.53	$31.55
Close	$32.11	$33.87	$34.45	$46.86
Market price (Class B Common Stock):
High	$32.35	$32.00	$34.95	$44.25
Low	$27.25	$27.50	$27.75	$30.00
Close	$30.32	$29.57	$32.02	$42.71

(1)	All share information presented in these tables has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 14, 2007, there were 442 stockholders of record of the Class A Common Stock and 111 stockholders of record of the Class B Common Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 12 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans,” as of October 31, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Greif, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

December 20, 2007

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, the Company’s management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

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

3.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.

This assessment excluded the internal control over financial reporting of Blagden Packaging Group and six other companies acquired in 2007, and whose financial statements reflect total assets and net sales constituting 15.3 percent and 8.1 percent of total assets and revenues, respectively, of the consolidated financial statements as of and for the year ended October 31, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of

Greif, Inc.

We have audited Greif, Inc.’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Greif, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Blagden Packaging Group and six other companies acquired in 2007, which are included in the October 31, 2007 consolidated financial statements of Greif, Inc. and constituted 15.3 percent and 8.1 percent of total assets and revenues, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Blagden Packaging Group and the six other companies acquired in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements and schedule of Greif, Inc. and our report dated December 20, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

December 20, 2007

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1—Election of Directors” in the 2008 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2008 Proxy Statement, which information is incorporated herein by reference.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Patrick J. Norton, Vicki L. Avril, Charles R. Chandler and Bruce A. Edwards. Mr. Norton is Chairman of the Audit Committee. The Company’s Board of Directors has determined that Mr. Norton and Ms. Avril are “audit committee financial experts,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by the Company’s officers and directors and persons owning more than 10 percent of a registered class of the Company’s equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to the Company’s Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2008 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2007 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2008 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2008 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2008 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of the Company’s directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2008 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2008 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2007.

(2)	Financial Statement Schedule:	Page
	Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	67

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits—See the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 20, 2007	By:	/s/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ MICHAEL J. GASSER Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	/s/ DONALD S. HUML Donald S. Huml Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ KENNETH B. ANDRE III Kenneth B. Andre III Vice President, Corporate Controller and Chief Information Officer (principal accounting officer)	VICKI L. AVRIL * Vicki L. Avril Member of the Board of Directors

CHARLES R. CHANDLER * Charles R. Chandler Member of the Board of Directors	MICHAEL H. DEMPSEY * Michael H. Dempsey Member of the Board of Directors

BRUCE A. EDWARDS * Bruce A. Edwards Member of the Board of Directors	JOHN F. FINN John F. Finn Member of the Board of Directors

DANIEL J. GUNSETT * Daniel J. Gunsett Member of the Board of Directors	JUDITH D. HOOK * Judith D. Hook Member of the Board of Directors

PATRICK J. NORTON * Patrick J. Norton Member of the Board of Directors	WILLIAM B. SPARKS, JR. * William B. Sparks, Jr. Member of the Board of Directors

*

The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of December 20, 2007.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2005:
Allowance for doubtful accounts	$11.5	$1.0	$0.5	$(4.5)	$8.5

Environmental reserves	$9.5	$—	$(0.5)	$(0.9)	$8.1

Year ended October 31, 2006:
Allowance for doubtful accounts	$8.5	$3.4	$(0.2)	$(3.1)	$8.6

Environmental reserves	$8.1	$2.2	$6.4	$(1.8)	$14.9

Year ended October 31, 2007:
Allowance for doubtful accounts	$8.6	$1.6	$3.2	$(0.9)	$12.5

Environmental reserves	$14.9	$0.1	$28.0	$(2.4)	$40.6

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3(c)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3(d)	Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(b) therein).

3(e)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 3(c) therein).

3(f)	Amendments to Amended and Restated By-Laws of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2004, File No. 001-00566 (see Exhibit 3.E therein).

3(g)	Amendment to Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated September 7, 2004, File No. 001-00566 (see Exhibit 99.3 therein).

3(h)	Amendments to Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated December 4, 2007, File No. 001-00566 (see Exhibit 99.2 therein).

4(a)	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6 3/4% Senior Notes due 2017.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10(e)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(f)*	Second Amended and Restated Supplemental Executive Retirement Plan.	Contained herein.

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 001-00566 (see Exhibit 2 therein).

10(h)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)*	2005 Outside Directors Equity Award Plan.	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(m)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(n)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

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

Annual Report on Form 10-K for fiscal year ended October 31, 2006, File No. 001-00566 (see exhibit 10(u) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(q)

Second Amendment to Credit Agreement dated as of October 31, 2006, among Greif, Inc., Greif Spain Holdings, S.L., as borrowers, various lending institutions, as lenders, Deutsche Bank AG, New York Branch, as administrative agent for the lenders, and Deutsche Bank Securities Inc., as lead arranger for the revolver increase referenced therein.

Annual Report on Form 10-K for fiscal year ended October 31, 2006, File No. 001-00566 (see exhibit 10(v) therein).

10(r)

Third Amendment to Credit Agreement dated as of January 19, 2007, among Greif, Inc. and Greif Spain Holdings, S.L., as borrowers, the various lending institutions named therein, as lenders, and Deutsche Bank AG, New York Branch, administrative agent for the lenders.

Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10(s)

Receivables Purchase Agreement, dated October 31, 2003, by and among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc., (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).

Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 10(m) therein).

10(t)

Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10(u)

Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10(v)

Amendment to Receivables Purchase Agreement dated as of June 29, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10(w)

Amendment to Receivables Purchase Agreement dated as of October 27, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

10(x)

Amendment to Receivables Purchase Agreement dated as of April 30, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10(y)

Amendment to Receivables Purchase Agreement dated as of November 15, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.

Contained herein.

10(z)

Sale and Contribution Agreement, dates as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).

Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 10(n) therein).

10(aa)

Amendment No.2 dated October 24, 2007 for the Sale and Contribution Agreement, dates as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).

Contained herein.

10(bb)

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

Current Report on Form 8-K dated December 1, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Charles R. Chandler, Michael H. Dempsey, Daniel J. Gunsett, and William B. Sparks, Jr.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).
24(d)	Power of Attorney for Bruce J. Edwards	Annual Report on Form 10-K for the fiscal year ended October 31, 2006, File No. 001-00566 (see exhibit 24(d) therein)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.