Form 10-Q
period 2008-01-31
GREIF INC
filed 2008-03-11
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2008 was as follows:

Class A Common Stock	23,865,726 shares
Class B Common Stock	22,941,166 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended January 31,
	2008	2007
Net sales	$846,292	$750,759
Cost of products sold	697,968	620,673

Gross profit	148,324	130,086

Selling, general and administrative expenses	80,512	74,609
Restructuring charges	10,475	2,037
Timberland disposals, net	(90)	(62)
Gain on disposal of properties, plants and equipment, net	(36,774)	(5,139)

Operating profit	94,201	58,641

Interest expense, net	11,756	12,034
Other expense, net	3,330	736

Income before income tax expense and equity earnings and minority interests	79,115	45,871

Income tax expense	18,690	11,559
Equity earnings and minority interests	262	(333)

Net income	$60,687	$33,979

Basic earnings per share:
Class A Common Stock	$1.05	$0.59
Class B Common Stock	$1.56	$0.88

Diluted earnings per share:
Class A Common Stock	$1.03	$0.58
Class B Common Stock	$1.56	$0.88

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	January 31, 2008	October 31, 2007
	(Unaudited)
Current assets
Cash and cash equivalents	$107,438	$123,699
Trade accounts receivable, less allowance of $11,758 in 2008 and $12,539 in 2007	374,941	339,328
Inventories	264,856	242,994
Deferred tax assets	20,991	27,917
Net assets held for sale	11,179	11,564
Prepaid expenses and other current assets	125,287	96,283

	904,692	841,785

Long-term assets
Goodwill	538,236	493,252
Other intangible assets, net of amortization	95,172	96,256
Assets held by special purpose entities (Note 8)	50,891	50,891
Long-term notes receivable	3,316	36,434
Other long-term assets	58,292	59,547

	745,907	736,380

Properties, plants and equipment
Timber properties, net of depletion	195,265	197,235
Land	127,398	126,018
Buildings	359,422	356,878
Machinery and equipment	1,064,451	1,032,677
Capital projects in progress	103,102	90,659

	1,849,638	1,803,467
Accumulated depreciation	(775,495)	(728,921)

	1,074,143	1,074,546

	$2,724,742	$2,652,711

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2008	October 31, 2007
	(Unaudited)
Current liabilities
Accounts payable	$346,283	$411,095
Accrued payroll and employee benefits	57,603	84,977
Restructuring reserves	13,264	15,776
Short-term borrowings	74,525	15,848
Other current liabilities	132,867	121,214

	624,542	648,910

Long-term liabilities
Long-term debt	708,239	622,685
Deferred tax liabilities	75,550	159,494
Pension liability	19,757	19,892
Postretirement benefit liabilities	31,442	32,983
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	210,741	119,180

	1,088,979	997,484

Minority interest	6,682	6,405

Shareholders’ equity
Common stock, without par value	78,999	75,156
Treasury stock, at cost	(92,110)	(92,028)
Retained earnings	1,041,908	1,004,300
Accumulated other comprehensive income (loss):
- foreign currency translation	8,257	43,260
- interest rate derivatives	(3,459)	(997)
- energy and other derivatives	186	226
- minimum pension liability	(29,242)	(30,005)

	1,004,539	999,912

	$2,724,742	$2,652,711

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the three months ended January 31,	2008	2007
Cash flows from operating activities:
Net income	$60,687	$33,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	25,863	26,172
Asset impairments	5,573	851
Deferred income taxes	(77,018)	27,084
Gain on disposals of properties, plants and equipment, net	(36,774)	(5,907)
Timberland disposals, net	(90)	(62)
Equity earnings and minority interests	(262)	333
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(20,372)	14,316
Inventories	(12,416)	(17,251)
Prepaid expenses and other current assets	(26,657)	(14,203)
Other long-term assets	19,417	(38,359)
Accounts payable	(7,889)	(32,909)
Accrued payroll and employee benefits	(26,912)	(24,791)
Restructuring reserves	(1,301)	(1,990)
Other current liabilities	(9,351)	12,044
Pension and postretirement benefit liability	3,217	(2,247)
Other, including long-term liabilities	18,657	25,308

Net cash provided by (used in) operating activities	(85,628)	2,368

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(69,400)	(310,798)
Purchases of properties, plants and equipment	(29,507)	(34,303)
Purchases of timber properties	(500)	(400)
Issuance of notes receivable	—	(29,748)
Proceeds from the disposal of properties, plants, equipment and other assets	36,745	5,694

Net cash used in investing activities	(62,662)	(369,555)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	376,632	609,000
Payments on long-term debt	(288,653)	(389,685)
Proceeds from short-term borrowings	57,808	41,907
Dividends paid	(16,064)	(10,315)
Acquisitions of treasury stock and other	(148)	—
Exercise of stock options	1,731	8,920

Net cash provided by financing activities	131,306	259,827

Effects of exchange rates on cash	723	(1,271)

Net decrease in cash and cash equivalents	(16,261)	(108,631)
Cash and cash equivalents at beginning of period	123,699	187,101

Cash and cash equivalents at end of period	$107,438	$78,470

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2008 and October 31, 2007 and the consolidated statements of income and cash flows for the three-month periods ended January 31, 2008 and 2007 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2007 (the “2007 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2008 or 2007, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Industrial Packaging Acquisitions and Divestitures

During the first three months of 2008, the Company completed three acquisitions of industrial packaging companies for an aggregate purchase price of $69.4 million. These three acquisitions were a joint venture in the Middle East in November 2007, a South American company in November 2007, and a North American company in December 2007. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $65.7 million (including $16.0 million of accounts receivable and $8.1 million of inventory) and liabilities assumed were $35.7 million. Identifiable intangible assets, with a combined fair value that is insignificant and are yet to be allocated, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $39.4 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

During 2007, the Company completed seven acquisitions of industrial packaging companies for an aggregate purchase price of $346.4 million. These seven acquisitions were Blagden Packaging Group, two small North American companies in November 2006, one small North African company in January 2007, the acquisition of the remaining ownership of two of our minority owned plants in Russia in July 2007, a North American joint venture in October 2007, and one small South American company in October 2007. These industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $158.0 million (including $61.2 million of accounts receivable and $43.5 million of inventory) and liabilities assumed were $75.1 million. Identifiable intangible assets, with a combined fair value of $56.4 million, including trade-names, customer relationships and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $207.1 million was recorded as goodwill. The final allocation of the purchase prices for three of the 2007 acquisitions may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

As of the completion date of the acquisitions made during the first three months of 2008, the Company had only begun to formulate various restructuring plans at certain of the acquired businesses discussed above.

During 2007, the Company implemented various restructuring plans in respect of the acquired businesses discussed above that were previously in the planning and evaluation stages. As of the consummation date of the acquisitions, management began to assess and formulate plans to close certain acquired locations. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $11.7 million, of which $7.0 million remains in the restructuring reserve at January 31, 2008. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2006, results of operations would not have differed materially from reported results.

During the first quarter of 2008, the Company sold its Australian drum operations and a 51 percent interest in its Zimbabwean drum operations. The net gain from these divestitures was $29.9 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income. The sales in 2007 from these operations were $45.0 million and the 2007 net income from these operations was $2.1 million. Had these sales occurred at the beginning of the prior fiscal year, the October 31, 2007 earnings per share of Class A and Class B common stock would have been $2.66 and $3.98 respectively. The October 31, 2007 earnings per share as reported for Class A and Class B common stock were $2.69 and $4.04, respectively.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. Share-based compensation expense recognized under SFAS No. 123(R) for the first quarter of 2008 and 2007 was $0 and $0.1 million, respectively.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for the first three months of 2007 includes compensation expense for share-based awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options have been granted in 2008 and 2007. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in four affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings for the first quarter of 2008 and 2007 were $0.4 million and $0, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for the first quarter of 2008 and 2007 was $0.1 million and $0.3 million, respectively.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will be required to adopt SFAS No. 157 on November 1, 2008 (2009 for the Company). The provisions of SFAS No. 157 should be applied prospectively to the beginning of the fiscal year in which SFAS No. 157 is initially applied, except with respect to certain financial instruments as defined by SFAS No. 157. The Company has not yet determined the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s consolidated financial statements for the fiscal year beginning on November 1, 2008 (2009 for the Company), with earlier adoption permitted. Management is currently evaluating the impact and timing of the adoption of SFAS No. 159 on the Company’s consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS Nos. 141(R) and 160 on November 1, 2009 (2010 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS Nos.141(R) and 160 will have on its consolidated financial statements.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA.

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under the Company’s non-United States accounts receivable sales program was increased from €90.0 million to €100.0 million; (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller. On November 15, 2007, the RPA and Italian RPA was amended to increase the maximum amount of the aggregate receivables that may be sold under the Company’s non-United States accounts receivable sales program from €100.0 million to €115.0 million ($170.0 million at January 31, 2008).

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that may be sold under the Singapore RPA is 10.0 million Singapore Dollars ($7.0 million) at January 31, 2008.

The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective major international bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At January 31, 2008 and 2007, €80.8 million ($119.5 million) and €73.9 million ($95.6 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At January 31, 2008, 4.8 million Singapore Dollars ($3.4 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.1 million ($1.6 million) and €0.5 million ($0.6 million) for the three months ended January 31, 2008 and 2007, respectively. Expenses associated with the Singapore RPA were not material to the consolidated financial statements for the three months ended January 31, 2008. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, Italian RPA and Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31, 2008	October 31, 2007
Finished goods	$81,085	$75,428
Raw materials and work-in-process	219,313	202,392

	300,398	277,820
Reduction to state inventories on last-in, first-out basis	(35,542)	(34,826)

Total	$264,856	$242,994

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of January 31, 2008, there were nine facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill by segment for the three-month period ended January 31, 2008 are as follows (Dollars in thousands):

	Industrial Packaging	Paper Packaging	Total
Balance at October 31, 2007	$468,096	$25,156	$493,252
Goodwill acquired	39,430	—	39,430
Goodwill disposals	(6,889)	—	(6,889)
Goodwill adjustments	11,521	—	11,521
Currency translation	922	—	922

Balance at January 31, 2008	$513,080	$25,156	$538,236

The goodwill acquired of $39.4 million is preliminary and primarily relates to acquisition of industrial packaging companies in North and South America and the Middle East. The goodwill disposals of $6.9 million represents the divestiture of the Australian drum operations, and the goodwill adjustments represent a net increase in goodwill of $11.5 million primarily related to purchase price adjustments on 2007 acquisitions.

All other intangible assets for the periods presented, except for $8.6 million, related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from five to 20 years. The detail of other intangible assets by class as of January 31, 2008 and October 31, 2007 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2008:
Trademark and patents	$31,479	$11,293	$20,186
Non-compete agreements	20,639	6,115	14,524
Customer relationships	61,134	7,435	53,699
Other	10,869	4,106	6,763

Total	$124,121	$28,949	$95,172

October 31, 2007:
Trademark and patents	$31,983	$10,922	$21,061
Non-compete agreements	19,708	5,328	14,380
Customer relationships	61,145	6,470	54,675
Other	10,032	3,892	6,140

Total	$122,868	$26,612	$96,256

During the first three months of 2008, other intangible assets increased by $1.3 million. The increase in intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia and North America. Amortization expense for the three months ended January 31, 2008 and 2007 was $2.3 million and $3.1 million, respectively. Amortization expense for the next five years is expected to be $10.7 million in 2008, $10.6 million in 2009, $10.2 million in 2010, $9.1 million in 2011 and $7.7 million in 2012.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2008 is on integration of recent acquisitions in the Industrial Packaging (formerly known as “Industrial Packaging & Services”) segment and on alignment to market focused strategy and implementation of the Greif Business System in the Paper Packaging (formerly known as “Paper, Packaging & Services”) segment. During the first three months of 2008, the Company recorded restructuring charges of $10.5 million, consisting of $3.8 million in employee separation costs, $5.6 million in asset impairments, $0.3 million in professional fees and $0.8 million in other costs. Two company-owned plants in the Industrial Packaging segment were closed. The remaining restructuring charges for the above activities are anticipated to be $12.8 million for the remainder of 2008.

In 2007, the focus for restructuring activities was on integration of acquisitions in the Industrial Packaging segment and on alignment to market-focused strategy in the Paper Packaging segment. During the first three months of 2007, the Company recorded restructuring charges of $2.0 million, consisting of $0.7 million in employee separation costs, $0.4 million in asset impairments and $0.9 million in other costs.

For each relevant business segment, costs incurred in 2008 are as follows (Dollars in thousands):

	Three months ended January 31, 2008	Total Amounts Expected to be incurred
Industrial Packaging
Employee separation costs	$3,836	$9,228
Asset impairments	5,573	8,427
Professional fees	260	400
Other restructuring costs	134	2,002

	9,803	20,057

Paper Packaging
Employee separation costs	—	1,490
Asset impairments	—	1,000
Professional fees	—	65
Other restructuring costs	672	688

	672	3,243

Total	$10,475	$23,300

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ended January 31, 2008 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2007	$12,296	$3,480	$—	$15,776
Costs incurred and charged to expense	3,836	1,066	5,573	10,475
Reserves established in the purchase price of business combinations	483	290	—	773
Costs paid or otherwise settled	(5,578)	(2,609)	(5,573)	(13,760)

Balance at January 31, 2008	$11,037	$2,227	$—	$13,264

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note. The Company completed the second phase of its previously reported $90 million sale of timberland, timber and associated assets in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million, occurred on April 28, 2006 and the Company recognized additional timberland gains in its consolidated statements of income in the periods that these transactions occurred resulting in a pre-tax gain of $9.0 million.

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

The Company has also consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of Interpretation 46R. However, because the Buyer SPE is a separate and distinct legal entity from the Greif, Inc. and its other subsidiaries, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of these entities and the liabilities of the Buyer SPE are not liabilities or obligations of these entities.

Assets of the Buyer SPE at January 31, 2008 and October 31, 2007 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of January 31, 2008 and October 31, 2007. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the three month periods ended January 31, 2008 and 2007 includes interest expense on STA Timber debt of $0.6 million and interest income on Buyer SPE investments of $0.6 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2008	October 31, 2007
Credit Agreement	$305,745	$173,131
Senior Notes	300,000	300,000
Trade accounts receivable credit facility	102,132	116,024
Other long-term debt	362	33,530

Total	$708,239	$622,685

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility due in 2010. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of January 31, 2008, $305.7 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 5.18 percent for the three months ended January 31, 2008, and the interest rate was 4.26 percent at January 31, 2008 and 5.50 percent at October 31, 2007.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At January 31, 2008, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3/4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of previously outstanding 8 7/ 8 percent Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of the Senior Notes was $285.8 million at January 31, 2008 based on quoted market prices. The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At January 31, 2008, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. On October 24, 2007, the trade accounts receivable credit facility was amended to extend the maturity date to October 20, 2010. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (4.07 percent interest rate at January 31, 2008 and 5.38 percent at October 31, 2007). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not the liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $102.1 million and $116.0 million outstanding under the United States trade accounts receivable credit facility at January 31, 2008 and October 31, 2007, respectively.

The United States trade accounts receivable credit facility provides that in the event the Company breaches any of its financial covenants under the Credit Agreement, and the majority of the lenders thereunder consent to a waiver thereof, but the provider of the trade accounts receivable credit facility does not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, the Company had outstanding debt of $74.9 million, comprised of $0.4 million in long-term debt and $74.5 million in short-term borrowings, at January 31, 2008 and outstanding debt of $49.3 million, comprised of $33.5 million in long-term debt and $15.8 million in short-term borrowings, at October 31, 2007.

Annual maturities of the Company’s long-term debt are $37.8 million in 2009, $436.6 million in 2010, $20.3 million in 2011, $20.3 million in 2012, $20.3 million in 2013 and $365.8 million after 2013.

At January 31, 2008 and October 31, 2007, the Company had deferred financing fees and debt issuance costs of $5.2 million and $6.2 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2008 and October 31, 2007 approximate their fair values because of the short-term nature of these items.

At January 31, 2008, the Company had a note receivable from Lunival Holding BV for the amount of €23.0 million ($34.0 million at January 31, 2008), which matures in November 2008. Under the notes receivable agreement, the Company receives interest at a fixed rate of 6.0 percent. The fair market value of the notes receivable approximates its carrying amount.

The estimated fair value of the Company’s long-term debt was $694.0 million and $620.4 million as compared to the carrying amounts of $708.2 million and $622.7 million at January 31, 2008 and October 31, 2007, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $180.0 million and $230.0 million at January 31, 2008 and October 31, 2007, respectively, with various maturities through 2010. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.05 percent at January 31, 2008) over the life of the contracts.

On August 1, 2007, the Company entered into new cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these new agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. A liability for the loss on these agreements of $18.7 million, representing their fair values, was recorded at January 31, 2008.

At January 31, 2008, the Company had outstanding foreign currency forward contracts in the notional amount of $80.2 million ($82.5 million at October 31, 2007). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at January 31, 2008 resulted in a gain of $0.9 million recorded in other comprehensive income and a loss of $0.3 million recorded in the consolidated statements of income for 2008. The fair value of similar contracts at October 31, 2007 resulted in a gain of $1.1 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income for 2007.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2008. The fair value of the energy hedges was in a favorable position of $0.3 million ($0.2 million net of tax) at January 31, 2008, compared to an unfavorable position of $0.3 million ($0.2 million net of tax) at October 31, 2007. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended January 31, 2008.

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

During the next nine months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive income of approximately $0.4 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2008:
Class A Common Stock	128,000,000	42,281,920	23,865,726	18,416,194
Class B Common Stock	69,120,000	34,560,000	22,941,166	11,618,834

October 31, 2007:
Class A Common Stock	128,000,000	42,281,920	23,754,753	18,527,167
Class B Common Stock	69,120,000	34,560,000	22,943,666	11,616,334

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

All share information, including the number of shares and per share amounts, included in the Consolidated Financial Statements has been adjusted to reflect the aforementioned 2-for 1 stock split.

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

No stock options were granted during 2008 and 2007.

Stock option activity was as follows (Shares in thousands):

	Three months ended January 31, 2008		Year ended October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,072	$15.75	1,633	$15.62
Granted	—		—	—
Forfeited	—		2	12.71
Exercised	76	$13.86	559	$15.38

Ending balance	996	$15.89	1,072	$15.75

As of January 31, 2008, outstanding stock options had exercise prices and contractual lives as follows (Options in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$5 - $15	573	4 years
$15 - $25	399	6 years
$25 - $35	24	8 years

All outstanding options were exercisable at January 31, 2008 and October 31, 2007.

All references to the number of shares and per share amounts in the consolidated financial statements are presented on a post-split basis.

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three months ended January 31
	2008	2007
Class A Common Stock	$0.28	$0.18
Class B Common Stock	$0.41	$0.27

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended January 31
	2008	2007
Class A Common Stock:
Basic shares	23,789,223	23,426,112
Assumed conversion of stock options	559,649	683,044

Diluted shares	24,348,872	24,109,156

Class B Common Stock:
Basic and diluted shares	22,942,913	23,031,066

There were no stock options that were antidilutive for the three months ended January 31, 2008 and 2007.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended January 31
	2008	2007
Net income	$60,687	$33,979
Other comprehensive income (loss):
Foreign currency translation adjustment	(35,003)	(11,953)
Changes in fair value of interest rate derivatives, net of tax	(2,462)	435
Changes in fair value of energy and other derivatives, net of tax	(40)	339
Minimum pension liability adjustment, net of tax	763	—

Comprehensive income	$23,945	$22,800

NOTE 16 — INCOME TAXES

On November 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.

The recognition and measurement guidelines of FIN 48 were applied to the Company’s income tax positions as of the beginning of fiscal year 2008, resulting in an increase in our tax liabilities of $7.0 million with a corresponding decrease to beginning retained earnings for the cumulative effect of the change in accounting principle. The total amount of unrecognized income tax benefits at the beginning of fiscal year 2008 was $150.5 million; of this amount $139.2 million, if recognized, would affect the Company’s effective income tax rate. The Company has the ability to offset substantially all of the total unrecognized income tax benefits through purchase accounting items, net operating loss utilization, and deferred tax benefits for temporary differences between book and tax return items.

Interest and penalties related to uncertain income tax positions are reflected in the Company’s income tax expense. At January 31, 2008, interest and penalties of $13.2 million have been accrued.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2009 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $5.2 million. Actual results may differ materially from this estimate.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters and substantially all material state and foreign income tax matters through fiscal year 2003, with the exception of Brazil and The Netherlands. The Company is undergoing tax audits that have not concluded in these two jurisdictions.

There have been no significant changes in these amounts during the quarter ended January 31, 2008.

NOTE 17 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended January 31
	2008	2007
Service cost	$3,151	$3,419
Interest cost	7,660	6,827
Expected return on plan assets	(9,098)	(7,767)
Amortization of prior service cost, initial net asset and net actuarial gain	1,192	1,309

Net periodic pension cost	$2,905	$3,788

The Company made a $2.8 million pension contribution in the three months ended January 31, 2008. Based on minimum funding requirements, $23.7 million of pension contributions are estimated for the entire 2008 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended January 31
	2008	2007
Service cost	$8	$11
Interest cost	502	527
Amortization of prior service cost and recognized actuarial gain	(348)	(269)

Net periodic cost for postretirement benefits	$162	$269

NOTE 18 — BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging; Paper Packaging and Timber.

Operations in the Industrial Packaging segment offer a comprehensive line of products and services, including steel, fibre, and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles, blending and packaging services, logistics and warehousing. These products are manufactured and sold in over 45 countries throughout the world.

Operations in the Paper Packaging segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers, and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 268,300 acres of timber properties in the southeastern United States. The Company also owns approximately 36,500 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2007 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended January 31,
	2008	2007
Net sales:
Industrial Packaging	$671,278	$592,284
Paper Packaging	168,804	154,246
Timber	6,210	4,229

Total net sales	$846,292	$750,759

Operating profit:
Operating profit, before the impact of restructuring charges and timberland disposals, net
Industrial Packaging	$78,073	$36,881
Paper Packaging	20,397	17,243
Timber	6,116	6,492

Operating profit, before the impact of restructuring charges and timberland disposals, net	104,586	60,616

Restructuring charges:
Industrial Packaging	9,803	1,173
Paper Packaging	672	864

Total restructuring charges	10,475	2,037

Timberland disposals, net - Timber	90	62

Total Operating profit	$94,201	$58,641

Depreciation, depletion and amortization expense:
Industrial Packaging	$17,722	$17,762
Paper Packaging	5,845	7,118
Timber	2,296	1,292

Total depreciation, depletion and amortization expense	$25,863	$26,172

	January 31, 2008	October 31, 2007
Assets:
Industrial Packaging	$1,928,856	$1,923,219
Paper Packaging	199,791	220,946
Timber	253,916	252,540

Total segments	2,382,563	2,396,705
Corporate and other	342,179	256,006

Total assets	$2,724,742	$2,652,711

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2008	2007
Net sales:
North America	$450,070	$429,888
Europe	267,256	212,032
Other	128,966	108,839

Total net sales	$846,292	$750,759

The following table presents total assets by geographic area (Dollars in thousands):

	January 31, 2008	October 31, 2007
Assets:
North America	$1,460,407	$1,587,022
Europe	925,475	734,649
Other	338,860	331,040

	$2,724,742	$2,652,711

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2008 or 2007, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2008 and October 31, 2007, and for the consolidated statements of income for the three-month periods ended January 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”). Readers are encouraged to review the entire 2007 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Item 1A of the 2007 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We operate in three business segments: Industrial Packaging (formerly known as “Industrial Packaging & Services”); Paper Packaging (formerly known as “Paper, Packaging & Services”); and Timber.

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

We sell our containerboard, corrugated sheets, corrugated containers and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our full line of multiwall bag products is used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of January 31, 2008, we owned approximately 268,300 acres of timber properties in the southeastern United States, which is actively managed, and approximately 36,500 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company – what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in the 2007 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 268,300 acres at January 31, 2008, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 36,500 acres at January 31, 2008, did not have any depletion expense since it is not actively managed at this time.

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

Pension and Postretirement Benefits. Our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates determine pension and postretirement benefit expenses. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 17 to the Notes to Consolidated Financial Statement included in this Form 10-Q. The results would be different using other assumptions.

Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. On November 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Further information may be found in Note 16, to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged either to earnings or to goodwill, whichever is appropriate, in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.

Environmental Cleanup Costs. We expense environmental costs related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized.

Environmental expenses were insignificant for the three months ended January 31, 2008 and 2007. Environmental cash expenditures were $0.4 million, and insignificant for the three months ended January 31, 2008 and 2007, respectively. Our reserves for environmental liabilities at January 31, 2008 amounted to $40.5 million, which included a reserve of $22.2 million related to our blending facility in Chicago, Illinois (acquired in September 2006) and $10.6 million related to our Blagden facilities (acquired in November 2006). The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally basedon environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2008. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.5 million and $3.1 million of estimated costs related to outstanding claims at January 31, 2008 and October 31, 2007, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $0.9 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $22.4 million and $21.9 million for anticipated costs related to general liability, product, auto and workers’ compensation at January 31, 2008 and October 31, 2007, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets. Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of five to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2007 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2008 and 2007. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The financial measure of operating profit before the impact of restructuring charges and timberland disposals, net is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging and Paper Packaging, where timberland disposals, net are not applicable). Operating profit, before the impact of restructuring charges and timberland disposals, net is equal to operating profit plus restructuring charges less timberland gains plus timberland losses. We use operating profit, before the impact of restructuring charges and timberland disposals, net, because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, which are not representative of ongoing operations, and timberland disposals, net, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

First Quarter Results

Overview

Net sales increased 13 percent (7 percent excluding the impact of foreign currency translation) to $846.3 million in the first quarter of 2008 compared to $750.8 million in the first quarter of 2007. The $95.5 million increase is due to Industrial Packaging ($78.9 million), Paper Packaging ($14.6 million) and Timber ($2.0 million). Higher sales volumes primarily drove the 7 percent constant-currency increase.

Operating profit was $94.2 million and $58.6 million in the first quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $104.6 million for the first quarter of 2008 compared to $60.6 million for the first quarter of 2007. The $44.0 million increase included a $29.9 million pre-tax net gain on the divestiture of business units in Australia and Zimbabwe. The remaining $14.1 million increase was principally due to higher operating profit in Industrial Packaging ($11.3 million) and Paper Packaging ($3.2 million). This increase was attributable to a modest improvement in gross profit margin and a reduction in the selling, general and administrative expenses to net sales ratio compared to the same period last year.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended January 31,	2008	2007
Net sales:
Industrial Packaging	$671.3	$592.4
Paper Packaging	168.8	154.2
Timber	6.2	4.2

Total net sales	$846.3	$750.8

Operating profit:
Operating profit, before the impact of restructuring charges and timberland disposals, net:
Industrial Packaging	$78.1	$36.9
Paper Packaging	20.4	17.2
Timber	6.1	6.5

Total operating profit before the impact of restructuring charges and timberland disposals, net	104.6	60.6

Restructuring charges:
Industrial Packaging	9.8	1.2
Paper Packaging	0.7	0.8

Total restructuring charges	10.5	2.0

Timberland disposals, net:
Timber	0.1	—

Operating profit:
Industrial Packaging	68.3	35.7
Paper Packaging	19.7	16.4
Timber	6.2	6.5

Total operating profit	$94.2	$58.6

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, polycarbonate water bottles, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions;

•	Impact of foreign currency translation.

In this segment, net sales were up 13 percent to $671.3 million in the first quarter of 2008 compared to $592.4 million in the first quarter of 2007 — an increase of 5 percent excluding the impact of foreign currency translation. The increase in net sales was primarily attributable to the higher sales volumes in most regions with particular strength in Europe and emerging markets.

Gross profit margin for the Industrial Packaging segment was 16.8 percent in the first quarter of 2008 versus 16.6 percent in the first quarter of 2007.

Operating profit was $68.3 million in the first quarter of 2008 compared to $35.7 million in the first quarter of 2007. Operating profit before the impact of restructuring charges increased to $78.1 million in the first quarter of 2008 compared to $36.9 million in the first quarter of 2007. The increase included a $29.9 million pre-tax net gain on the divestiture of business units in Australia and Zimbabwe. The remaining increase was primarily due to improvement in net sales volumes and execution of the Greif Business System.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets, corrugated containers and multiwall bags in North America. The key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices and sales volumes;

•	Raw material costs, primarily old corrugated containers (“OCC”);

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales were $168.8 million in the first quarter of 2008 compared to $154.3 million in the first quarter of 2007. This was principally due to higher containerboard selling prices implemented in during the fourth quarter of fiscal 2007.

The Paper Packaging segment’s gross profit margin increased to 19.6 percent in the first quarter of 2008 compared to 19.4 percent for the first quarter of 2007.

Operating Profit was $19.7 million and $16.4 million in the first quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges increased to $20.4 million in the first quarter of 2008 compared to $17.2 million in the first quarter of 2007. Higher raw material costs especially OCC, were partially offset by higher selling prices and contributions from further execution of the Greif Business System.

Timber

Our Timber segment consists of approximately 268,300 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 36,500 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $6.2 million in the first quarter of 2008 and $4.2 million in the first quarter of 2007.

Operating profit was $6.2 million and $6.5 million in the first quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $6.1 million in the first quarter of 2008 compared to $6.5 million in the first quarter of 2007. Included in these amounts were profits from the sale of special use properties of $3.4 million in the first quarter of 2008 and $4.7 million in the first quarter of 2007.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 82.5 percent for the first quarter of 2008 versus 82.7 percent for the first quarter of 2007. Higher raw material costs were more than offset by higher selling prices and contributions from further execution of the Greif Business System.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $80.5 million, or 9.5 percent of net sales, in the first quarter of 2008 compared to $74.6 million, or 9.9 percent of net sales, in the first quarter of 2007. The dollar increase is primarily due to our Blagden and other acquisitions and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses and the impact of acquisition integration activities.

Restructuring Charges

During the first quarter of 2008, we recorded restructuring charges of $10.5 million, consisting of $3.8 million in employee separation costs, $5.6 million in asset impairments and $1.1 million in other costs. The focus of the 2008 restructuring activities is on integration of acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.

During the first quarter of 2007, we recorded restructuring charges of $2.0 million, consisting of $0.7 million in employee separation costs, $0.4 million in asset impairments and $0.9 million in other costs. In 2007, our restructuring charges were primarily related to integration of acquisitions in the Industrial Packaging segment and on alignment of the market-focused strategy in the Paper Packaging segment.

Timberland Disposals, Net

During the first quarter of 2008, we recorded a net gain on sale of timber property of $0.1 million compared to a net gain of $0.1 million in the first quarter of 2007.

Gain on Disposal of Properties, Plants, and Equipment, Net

During the first quarter of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $36.8 million, primarily consisting of a $29.9 million pre-tax net gain on divestiture of business units in Australia and Zimbabwe, and $3.4 million in gains from the sale of surplus and HBU timber properties. During the first quarter of 2007, gain on disposals of properties, plants and equipment, net was $5.1 million, primarily consisting of a gain on sale of corporate surplus property for $4.0 million.

Interest Expense, Net

Interest expense, net was $11.8 million and $12.0 million for the first quarter of 2008 and 2007, respectively. The decrease was primarily attributable to higher average debt outstanding due to our recent acquisitions, which was more than offset by lower interest expense for our 6 3/4 percent Senior Notes, compared to the previously outstanding 8 7/8 percent Senior Subordinated Notes which were redeemed in full in 2007.

Other Expense, Net

Other expense, net during first quarter of 2008 was $3.3 million compared to other expense, net of $0.7 million during the first quarter of 2007. The unfavorable variance is primarily due to an increase in fees associated with our non-United States trade receivable facility and foreign exchange losses.

Income Tax Expense

The effective tax rate was 23.6 percent and 25.2 percent in the first quarter of 2008 and 2007, respectively. The lower effective tax rate resulted from a change in the mix of income to outside the United States in the first quarter 2008 compared to the same period last year.

Equity Earnings and Minority Interests

Equity earnings of affiliates and minority interests was earnings of $0.3 million and a loss of $0.3 million for the first three months ended January 31, 2008 and 2007, respectively. We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of our unconsolidated affiliates.

Net Income

Based on the foregoing, we recorded net income of $60.7 million for the first quarter of 2008 compared to $34.0 million in the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our Non-United States accounts receivable, borrowings under our Credit Agreement. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our United States trade accounts receivable credit facility, proceeds from the sale of our Non-United States accounts receivable and borrowings under our Credit Agreement will be sufficient to fund our working capital, capital expenditures, debt repayment and other liquidity needs for the foreseeable future.

Capital Expenditures, Business Acquisitions and Divestitures

During the first quarter of 2008, we invested $29.5 million in capital expenditures, excluding timberland purchases of $0.5 million, compared with capital expenditures of $34.3 million, excluding timberland purchases of $0.4 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases, to be approximately $125 million in 2008, which includes expansion capital to support our growth strategy in the emerging markets.

During the first quarter of 2008, we acquired three small industrial packaging companies for an aggregate purchase price of $69.4 million. These three acquisitions, one in South America, one in the Middle East, and one in North America, complimented our current businesses. During the first quarter of 2008, we sold our Australian drum operations and a 51 percent interest in our Zimbabwean drum operations. The proceeds from these divestitures were $28.4 million. The 2007 sales and net income from these operations were not material to our overall operations.

Balance Sheet Changes

Our trade accounts receivable increased $35.6 million, primarily due to the 2008 first quarter acquisitions in North and South America and the Middle East.

Inventories increased $21.9 million, primarily due to acceleration of raw material purchases in anticipation of rising steel costs.

Prepaid expenses and other current assets increased $29.0 million due to a reclass of long-term receivables short-term receivables.

Goodwill and intangible assets increased $43.9 million primarily due to the 2008 first quarter acquisitions in North and South America and the Middle East.

Accounts Payable decreased $64.8 million and accrued payroll and employee benefits decreased $27.4 million due to seasonality factors and timing of payments, particularly 2007 performance-based incentives.

Debt increased $144.2 million due to seasonal factors, acceleration of inventory purchases in response to rising raw material costs, the payment of fiscal 2007 performance-based incentives during the first quarter of 2008, and the net of three small acquisitions and two divestitures.

Other long-term liabilities increased by $91.5 million and deferred tax liabilities decreased by $83.9 million primarily due to the implementation of FIN 48.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility is available to us for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $305.7 million outstanding under the Credit Agreement at January 31, 2008.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3.0 to 1. As of January 31, 2008, we were in compliance with these covenants. The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

Senior Notes

On February 9, 2007, we issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2008, we were in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On October 31, 2003 we entered into a five-year, up to $120.0 million credit facility with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. On October 24, 2007, the trade accounts receivable credit facility was amended to extend the maturity date to October 20, 2010. The credit facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $102.1 million and $116.0 million outstanding under the United States trade accounts receivable credit facility at January 31, 2008 and October 31, 2007, respectively.

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

Sale of Non-United States Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller has agreed to sell trade receivables to Buyer that meet certain eligibility requirements and that Seller has purchased from other indirect wholly-owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly-owned subsidiary of Greif, Inc., is a party to an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) pursuant to which it sells trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and Italian RPA was €115.0 million ($170.0 million) at January 31, 2008.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that maybe sold under the Singapore RPA was 10.0 million Singapore dollars ($7.0 million) at January 31, 2008.

The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif subsidiaries either (i) to Greif Coordination Center BVBA, which in turn sells the receivables to the respective bank, or (ii) directly to the respective bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At January 31, 2008, €80.8 million ($119.5 million) of accounts receivable were sold under the RPA and Italian RPA. At January 31, 2008, 4.8 million Singapore Dollars ($3.4 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the RPA and Italian RPA totaled €1.1 million ($1.6 million) for the three months ended January 31, 2008. Expenses associated with the Singapore RPA were insignificant to the consolidated financial statements for the three months ended January 31, 2008. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

Other

In addition to the borrowings and facilities described above, we had outstanding debt of $74.9 million, comprised of $0.4 million in long-term debt and $74.5 million in short-term borrowings, at January 31, 2008, and $49.3 million, comprised of $33.5 million in long-term debt and $15.8 million in short-term borrowings, at October 31, 2007.

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

Contractual Obligations

As of January 31, 2008, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$929.1	$28.1	$474.4	$40.5	$386.1
Short-term borrowings	77.3	77.3	—	—	—
Non-cancelable operating leases	94.1	15.7	30.7	18.5	29.2
Timber note securitized	71.3	1.7	4.5	4.5	60.6

Total contractual cash obligations	$1,171.8	$122.8	$509.6	$63.5	$475.9

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first quarter of 2008, we did not repurchase any shares of Class A Common Stock, but we purchased 2,500 shares of Class B Common Stock. As of January 31, 2008, we had repurchased 2,357,228 shares, including 1,419,608 shares of Class A Common Stock and 937,620 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from 1999 through January 31, 2008 was approximately $52.4 million.

Recent Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We will be required to adopt SFAS No. 157 on November 1, 2008 (2009 for us). The provisions of SFAS No. 157 should be applied prospectively to the beginning of the fiscal year in which SFAS No. 157 is initially applied, except with respect to certain financial instruments as defined by SFAS No. 157. We have not yet determined the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for our consolidated financial statements for the fiscal year beginning on November 1, 2008 (2009 for us), with earlier adoption permitted. We are currently evaluating the impact and timing of the adoption of SFAS No. 159 on our consolidated financial statements.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling interest in Consolidated Financial Statements, an amendment of ARB No. 51”. These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. We will be required to adopt SFAS Nos. 141(R) and 160 on November 1, 2009 (2010 for us). We have not yet determined the effect, if any, that the adoption of SFAS Nos. 141(R) and 160 will have on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2007 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2007	—		—	1,661,272
December 2007	—		—	1,661,272
January 2008	—		—	1,658,772

	—		—

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2007	—		—	1,661,272
December 2007	—		—	1,661,272
January 2008	2,500	$59.04	2,500	1,658,772

	2,500		2,500

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2008, the maximum number of shares that may yet be purchased is 1,658,772, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	We held our Annual Meeting of Stockholders on February 25, 2008.

(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulation as to the shares of the Company’s Class B Common Stock:

	For	Against
Vicki L. Avril	21,605,026	7,081
Michael H. Dempsey	21,348,755	263,352
Bruce A. Edwards	21,605,426	6,681
Mark A. Emkes	21,604,626	7,481
John F. Finn	21,604,426	7,681
Michael J. Gasser	21,605,026	7,081
Daniel J. Gunsett	21,346,003	266,104
Judith D. Hook	20,216,311	1,395,796
Patrick J. Norton	21,605,026	7,081

ITEM 6.	EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit
10(cc)	Nonqualified Deferred Compensation Plan

24(e)	Powers of Attorney for John F. Finn and Mark A. Emkes.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 11, 2008	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended January 31, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10(cc)	Nonqualified Deferred Compensation Plan

24(e)	Powers of Attorney for John F. Finn and Mark A. Emkes.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.