Form 10-Q
period 2008-07-31
GREIF INC
filed 2008-09-04
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2008 was as follows:

Class A Common Stock	24,006,629 shares
Class B Common Stock	22,662,266 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net sales	$1,034,081	$874,237	$2,798,392	$2,440,039
Cost of products sold	841,221	711,948	2,298,040	2,005,133

Gross profit	192,860	162,289	500,352	434,906
Selling, general and administrative expenses	88,078	77,306	252,021	229,585
Restructuring charges	6,558	6,061	24,370	12,147
Timberland disposals, net	156	56	346	(264)
Gain on disposal of properties, plants and equipment, net	2,906	930	52,651	9,517

Operating profit	101,286	79,908	276,958	202,427
Interest expense, net	13,142	12,400	38,194	34,480
Debt extinguishment charge	—	—	—	23,479
Other expense, net	(2,104)	(707)	(9,213)	(5,770)

Income before income tax expense and equity earnings and minority interests	86,040	66,801	229,551	138,698
Income tax expense	20,047	17,502	53,486	36,339
Equity earnings and minority interests	(1,403)	(518)	(2,134)	(975)

Net income	$64,590	$48,781	$173,931	$101,384

Basic earnings per share:
Class A Common Stock	$1.11	$0.84	$2.99	$1.75
Class B Common Stock	$1.67	$1.26	$4.48	$2.62
Diluted earnings per share:
Class A Common Stock	$1.10	$0.82	$2.95	$1.72
Class B Common Stock	$1.67	$1.26	$4.48	$2.62

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	July 31, 2008	October 31, 2007
	(Unaudited)
Current assets
Cash and cash equivalents	$99,310	$123,699
Trade accounts receivable, less allowance of $12,776 in 2008 and $12,539 in 2007	477,612	339,328
Inventories	341,243	242,994
Deferred tax assets	20,355	27,917
Net assets held for sale	19,182	11,564
Prepaid expenses and other current assets	122,545	96,283

	1,080,247	841,785

Long-term assets
Goodwill	563,775	493,252
Other intangible assets, net of amortization	101,837	96,256
Assets held by special purpose entities (Note 8)	50,891	50,891
Long-term notes receivable	3,611	36,434
Other long-term assets	62,397	59,547

	782,511	736,380

Properties, plants and equipment
Timber properties, net of depletion	199,268	197,235
Land	131,591	126,018
Buildings	363,191	356,878
Machinery and equipment	1,093,490	1,032,677
Capital projects in progress	121,561	90,659

	1,909,101	1,803,467
Accumulated depreciation	(794,927)	(728,921)

	1,114,174	1,074,546

	$2,976,932	$2,652,711

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2008	October 31, 2007
	(Unaudited)
Current liabilities
Accounts payable	$469,757	$411,095
Accrued payroll and employee benefits	81,491	84,977
Restructuring reserves	10,033	15,776
Short-term borrowings	59,600	15,848
Other current liabilities	175,428	121,214

	796,309	648,910

Long-term liabilities
Long-term debt	708,214	622,685
Deferred tax liabilities	73,390	159,494
Pension liability	20,944	19,892
Postretirement benefit liabilities	31,604	32,983
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	225,012	119,180

	1,102,414	997,484

Minority interest	6,122	6,405

Shareholders’ equity
Common stock, without par value	81,569	75,156
Treasury stock, at cost	(108,290)	(92,028)
Retained earnings	1,116,742	1,004,300
Accumulated other comprehensive income (loss):
- foreign currency translation	15,757	43,260
- interest rate derivatives	(2,057)	(997)
- energy and other derivatives	(1,756)	226
- minimum pension liability	(29,878)	(30,005)

	1,072,087	999,912

	$2,976,932	$2,652,711

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

For the nine months ended July 31,	2008	2007
Cash flows from operating activities:
Net income	$173,931	$101,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	78,974	76,292
Asset impairments	9,395	921
Deferred income taxes	(78,542)	(5,317)
Gain on disposals of properties, plants and equipment, net	(52,651)	(9,517)
Timberland disposals, net	(346)	264
Loss on extinguishment of debt	—	23,479
Equity earnings and minority interests	2,134	975
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(103,611)	4,058
Inventories	(74,833)	(10,837)
Prepaid expenses and other current assets	(16,587)	(20,339)
Other long-term assets	(15,860)	(59,191)
Accounts payable	64,909	21,472
Accrued payroll and employee benefits	(6,685)	(1,854)
Restructuring reserves	(5,743)	(2,280)
Other current liabilities	28,911	10,314
Pension and postretirement benefit liability	(327)	(8,609)
Other, including long-term liabilities	15,992	44,408

Net cash provided by operating activities	19,061	165,623

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(73,744)	(313,464)
Purchases of properties, plants and equipment	(107,237)	(80,144)
Purchases of timber properties	(1,500)	(1,500)
Receipt (issuance) of notes receivable	33,178	(29,748)
Proceeds from the disposal of properties, plants, equipment and other assets	55,628	13,515

Net cash used in investing activities	(93,675)	(411,341)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,693,310	1,635,984
Payments on long-term debt	(1,609,663)	(1,441,133)
Proceeds from short-term borrowings	31,139	17,820
Payment of premiums for extinguishment of debt	—	(14,271)
Debt issuance costs	—	(2,839)
Dividends paid	(54,474)	(37,038)
Acquisitions of treasury stock and other	(16,683)	(9,743)
Exercise of stock options	3,440	12,283

Net cash provided by financing activities	47,069	161,063

Effects of exchange rates on cash	3,156	(5,330)

Net decrease in cash and cash equivalents	(24,389)	(89,985)
Cash and cash equivalents at beginning of period	123,699	187,101

Cash and cash equivalents at end of period	$99,310	$97,116

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2008 and October 31, 2007 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2008 and 2007 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2007 (the “2007 Form 10-K”).

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

Industrial Packaging and Paper Packaging Acquisitions and Divestitures

During the first nine months of 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company for an aggregate purchase price of $73.7 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, the acquisition of a 70 percent interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $45.3 million (including $16.1 million of accounts receivable and $8.2 million of inventory) and liabilities assumed were $22.6 million. Identifiable intangible assets, with a combined fair value of $10.3 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $40.7 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

During 2007, the Company completed acquisitions of seven industrial packaging companies for an aggregate purchase price of $346.4 million. These seven acquisitions consisted of the acquisition of the Blagden Packaging Group, the acquisition of two small North American companies in November 2006, the acquisition of one small North African company in January 2007, the acquisition of the remaining ownership in two of the Company’s minority owned plants in Russia in July 2007, the acquisition of a North American joint venture in October 2007, and the acquisition of one small South American company in October 2007. These industrial packaging acquisitions complemented the Company’s existing product lines to provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $158.0 million (including $61.2 million of accounts receivable and $43.5 million of inventory) and liabilities assumed were $75.1 million. Identifiable intangible assets, with a combined fair value of $56.4 million, including trade-names, customer relationships and certain non-compete agreements; have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $207.1 million was recorded as goodwill. The final allocation of the purchase prices for the last three 2007 acquisitions may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

As of the completion date of the acquisitions made during the first nine months of 2008, the Company had only begun to formulate various restructuring plans at certain of the acquired businesses discussed above. The Company’s restructuring plans for these newly acquired businesses preliminarily include plans to consolidate locations.

During 2007, the Company implemented various restructuring plans at certain of the 2007 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $11.7 million, of which $1.2 million remains in the restructuring reserve at July 31, 2008. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2006, results of operations would not have differed materially from reported results.

During the first quarter of 2008, the Company sold a business unit in Australia and its 51 percent interest in a Zimbabwean drum operation. During the third quarter of 2008, the Company sold a North American paper packaging facility. The net gain from these divestitures was $31.6 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income. The sales in 2007 from these operations were $77.2 million and the 2007 net income from these operations was $2.9 million. Had these sales occurred at the beginning of the prior fiscal year, the October 31, 2007 earnings per share of Class A and Class B common stock would have been $2.64 and $3.96, respectively. The October 31, 2007 earnings per share as reported for Class A and Class B common stock were $2.69 and $4.04, respectively.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. There was no share-based compensation expense recognized under SFAS No. 123(R) for the third quarter of 2008 and 2007.

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

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in five affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings for the third quarter of 2008 and 2007 were $0.5 million and $0, respectively. Equity earnings for the nine months ended July 31, 2008 and 2007 were $1.6 million and $0, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for the first nine months of 2008 and 2007 was $1.9 million and $0.5 million, respectively. Minority interest expense for the nine months ended July 31, 2008 and 2007 was $3.8 million and $1.0 million, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for the Company’s consolidated financial statements for the fiscal year beginning on November 1, 2008 (2009 for the Company), with earlier adoption permitted. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards will significantly change the financial accounting and reporting of business combination transactions and noncontrolling (or minority) interests in consolidated financial statements. The Company will be required to adopt SFAS Nos. 141(R) and 160 on November 1, 2009 (2010 for the Company). The Company is currently evaluating the impact, if any, that the adoption of SFAS Nos.141(R) and 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The objective of SFAS No.161 is to enhance the current disclosure framework in Statement 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS No.161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No.161 is effective for the Company’s financial statements for the fiscal year beginning November 1, 2010 (2011 for the Company). The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

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

On April 30, 2007, the RPA was amended and restated and the Italian RPA was amended by the parties thereto. As a result of the amended and restated RPA and the amended Italian RPA: (i) the maximum amount of aggregate receivables that may be sold under the Company’s non-United States accounts receivable sales program was increased from €90.0 million to €100.0 million; (ii) Greif Packaging Belgium NV and Greif Packaging Spain S.A., both indirect wholly owned subsidiaries of Greif, Inc., have established discounted receivables purchase agreements with the Seller; and (iii) Greif Packaging France SAS, an indirect wholly owned subsidiary of Greif, Inc., has established a factoring agreement with the Seller. On November 15, 2007, the RPA and Italian RPA was amended to increase the maximum amount of the aggregate receivables that may be sold under the Company’s non-United States accounts receivable from €100.0 million to €115.0 million ($179.3 million at July 31, 2008).

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that originally was to be sold under the Singapore RPA was 10.0 million Singapore Dollars. On January 23, 2008, the Singapore RPA was amended to increase the maximum amount of the aggregate receivables that may be sold from 10.0 million Singapore Dollars to 15.0 million Singapore Dollars ($11.0 million at July 31, 2008).

The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective major international bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At July 31, 2008, and 2007, €108.3 million ($168.9 million) and €100.4 million ($137.7 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At July 31, 2008, 6.7 million Singapore Dollars ($4.9 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.3 million ($2.0 million) and €1.1 million ($1.4 million) for the three months ended July 31, 2008 and 2007, respectively. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €3.4 million ($5.4 million) and €2.6 million ($3.4 million) for the nine months ended July 31, 2008 and 2007, respectively. Expenses associated with the Singapore RPA were not material to the consolidated financial statements for the three months ended July 31, 2008 and 0.2 million Singapore Dollars ($0.1 million) for the nine months ended July 31, 2008. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, Italian RPA and Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	July 31, 2008	October 31, 2007
Finished goods	$85,756	$75,428
Raw materials and work-in-process	296,295	202,392

	382,051	277,820
Reduction to state inventories on last-in, first-out basis	(40,808)	(34,826)

	$341,243	$242,994

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of July 31, 2008, there were ten facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that there are no impairment indicators at this time.

Changes to the carrying amount of goodwill by segment for the nine-month period ended July 31, 2008 are as follows (Dollars in thousands):

	Industrial Packaging	Paper Packaging	Total
Balance at October 31, 2007	$468,132	$25,120	$493,252
Goodwill acquired	41,193	13,823	55,016
Goodwill disposals	(6,890)	(259)	(7,149)
Goodwill adjustments	9,329	—	9,329
Currency translation	13,327	—	13,327

Balance at July 31, 2008	$525,091	$38,684	$563,775

The goodwill acquired of $55.0 million is preliminary, $41.2 million relates to acquisition of industrial packaging companies in North and South America, the Middle East and Southeast Asia, and $13.8 relates to acquisition of a paper packaging company in North America. The goodwill disposals of $7.1 million primarily represents the divestiture of the Australian drum operations, and the goodwill adjustments represent a net increase in goodwill of $9.3 million primarily related to purchase price adjustments on 2007 acquisitions.

All other intangible assets for the periods presented, except for $8.9 million, related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from five to 20 years. The detail of other intangible assets by class as of July 31, 2008 and October 31, 2007 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2008:
Trademark and patents	$31,687	$12,636	$19,051
Non-compete agreements	17,673	3,400	14,273
Customer relationships	72,481	10,340	62,141
Other	10,688	4,316	6,372

Total	$132,529	$30,692	$101,837

October 31, 2007:
Trademark and patents	$31,983	$10,922	$21,061
Non-compete agreements	19,708	5,328	14,380
Customer relationships	61,145	6,470	54,675
Other	10,032	3,892	6,140

Total	$122,868	$26,612	$96,256

During the first nine months of 2008, gross intangible assets increased by $9.7 million. The increase in gross intangible assets is based on preliminary purchase price allocations related to the acquisition of industrial packaging companies in Europe, Asia, Middle East and North America, as well as a paper packaging company in North America. Amortization expense for the nine months ended July 31, 2008 and 2007 was $7.0 million and $6.2 million, respectively. Amortization expense for the next five years is expected to be $10.9 million in 2009, $10.5 million in 2010, $9.5 million in 2011, $9.4 million in 2012 and $8.8 million in 2013.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2008 is on integration of recent acquisitions in the Industrial Packaging (formerly known as “Industrial Packaging & Services”) segment and on alignment to market focused strategy and implementation of the Greif Business System in the Paper Packaging (formerly known as “Paper, Packaging & Services”) segment. During the first nine months of 2008, the Company recorded restructuring charges of $24.4 million, consisting of $9.3 million in employee separation costs, $9.4 million in asset impairments, $0.5 million in professional fees and $5.2 million in other costs. Three company-owned plants in the Industrial Packaging segment were closed and one in the Paper Packaging segment had expenses primarily related to market consolidation. The remaining restructuring charges for the above activities are anticipated to be $5.3 million for the remainder of 2008.

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

For each relevant business segment, costs incurred in 2008 are as follows (Dollars in thousands):

	Three months ended July 31, 2008	Nine months ended July 31, 2008	Total Amounts Expected to be incurred
Industrial Packaging
Employee separation costs	$3,016	$8,052	$11,500
Asset impairments (reclassifications)	(741)	9,395	9,500
Professional fees	—	446	750
Other restructuring costs	2,461	3,100	3,870

	4,736	20,993	25,620
Paper Packaging
Employee separation costs	1,222	1,222	1,500
Asset impairments	—	—	360
Professional fees	—	—	40
Other restructuring costs	600	2,088	2,110

	1,822	3,310	4,010
Timber - Employee separation costs	—	67	70

	$6,558	$24,370	$29,700

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2008 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2007	$12,296	$3,480	$—	$15,776
Costs incurred and charged to expense	9,341	5,634	9,395	24,370
Reserves established in the purchase price of business combinations	1,109	323	—	1,432
Costs paid or otherwise settled	(14,315)	(7,835)	(9,395)	(31,545)

Balance at July 31, 2008	$8,431	$1,602	$—	$10,033

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

Assets of the Buyer SPE at July 31, 2008 and October 31, 2007 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of July 31, 2008 and October 31, 2007. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the nine month periods ended July 31, 2008 and 2007 includes interest expense on STA Timber debt of $1.7 million and interest income on Buyer SPE investments of $1.8 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2008	October 31, 2007
Credit agreements	$285,267	$173,131
Senior notes	300,000	300,000
Trade accounts receivable credit facility	117,213	116,024
Other long-term debt	5,734	33,530

	$708,214	$622,685

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility due in 2010. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of July 31, 2008 and October 31, 2007, $285.3 million and $173.1 million were outstanding under the Credit Agreement, respectively. The weighted average interest rate on the Credit Agreement was 4.12 percent for the nine months ended July 31, 2008, and the interest rate was 3.27 percent at July 31, 2008 and 5.50 percent at October 31, 2007.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At July 31, 2008, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of previously outstanding 8 7/8 percent Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of the Senior Notes was $285.0 million at July 31, 2008 based on quoted market prices. The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At July 31, 2008, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. On October 24, 2007, the trade accounts receivable credit facility was amended to extend the maturity date to October 20, 2010. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (3.16 percent interest rate at July 31, 2008 and 5.38 percent at October 31, 2007). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not the liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $117.2 million and $116.0 million outstanding under the United States trade accounts receivable credit facility at July 31, 2008 and October 31, 2007, respectively.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, the Company had outstanding debt of $65.3 million, comprised of $5.7 million in long-term debt and $59.6 million in short-term borrowings, at July 31, 2008 and outstanding debt of $49.3 million, comprised of $33.5 million in long-term debt and $15.8 million in short-term borrowings, at October 31, 2007.

Annual maturities of the Company’s long-term debt are $5.7 million in 2009, $402.4 million in 2010 and $300.1 million after 2013.

At July 31, 2008 and October 31, 2007, the Company had deferred financing fees and debt issuance costs of $5.0 million and $6.2 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2008 and October 31, 2007 approximate their fair values because of the short-term nature of these items.

The estimated fair value of the Company’s long-term debt was $693.2 million and $620.4 million as compared to the carrying amounts of $708.2 million and $622.7 million at July 31, 2008 and October 31, 2007, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $180.0 million and $230.0 million at July 31, 2008 and October 31, 2007, respectively, with various maturities through 2010. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (5.05 percent at July 31, 2008) over the life of the contracts.

The Company has entered into new cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these new agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive loss on these agreements of $35.1 million, representing their fair values, was recorded in other long-term liabilities at July 31, 2008.

At July 31, 2008, the Company had outstanding foreign currency forward contracts in the notional amount of $109.1 million ($82.5 million at October 31, 2007). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at July 31,

2008 resulted in a gain of $0.6 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income for 2008. The fair value of similar contracts at October 31, 2007 resulted in a gain of $1.1 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income for 2007.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2009. The fair value of the energy hedges was in an unfavorable position of $2.6 million ($1.7 million net of tax) at July 31, 2008, compared to an unfavorable position of $0.3 million ($0.2 million net of tax) at October 31, 2007. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2008.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in old corrugated containers (“OCC”) prices through July 31, 2009. The fair value of these hedges was not significant at July 31, 2008. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2008.

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

During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $1.4 million after tax at the time the underlying hedge transactions are realized.

NOTE 11 — CONTINGENT LIABILITIES

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability and safety and health matters. While the amounts claimed in these matters may be substantial, the ultimate liability to the Company may not be currently determinable because of considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particularly period could be materially affected by certain contingencies.

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

NOTE 12 — CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to one-half (1/2) cent per share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half (1 1/2) cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears or unless changes are proposed to the Company’s certificate of incorporation. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2008:
Class A Common Stock	128,000,000	42,281,920	24,006,629	18,275,291
Class B Common Stock	69,120,000	34,560,000	22,662,266	11,897,734
October 31, 2007:
Class A Common Stock	128,000,000	42,281,920	23,754,753	18,527,167
Class B Common Stock	69,120,000	34,560,000	22,943,666	11,616,334

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

All share information, including the number of shares and per share amounts, included in the Consolidated Financial Statements has been adjusted to reflect the aforementioned 2-for-1 stock split.

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

No stock options were granted during the nine months ended 2008 or in 2007.

Stock option activity was as follows (Shares in thousands):

	Nine months ended July 31, 2008		Year ended October 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,072	$15.75	1,633	$15.62
Granted	—		—	—
Forfeited	2	$11.50	2	$12.71
Exercised	210	$15.92	559	$15.38

Ending balance	860	$15.71	1,072	$15.75

As of July 31, 2008, outstanding stock options had exercise prices and contractual lives as follows (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$5 - $15	503	4 years
$15 - $25	337	5 years
$25 - $35	20	8 years

All outstanding options were exercisable at July 31, 2008 and October 31, 2007.

All references to the number of shares and per share amounts in the consolidated financial statements are presented on a post-split basis.

NOTE 14 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Class A Common Stock	$0.38	$0.28	$0.94	$0.64
Class B Common Stock	$0.57	$0.42	$1.40	$0.95

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

The following is a reconciliation of the average shares used to calculate basic and diluted earnings per share:

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Class A Common Stock:
Basic shares	23,980,226	23,632,990	23,893,770	23,565,409
Assumed conversion of stock options	496,334	633,067	497,082	626,451

Diluted shares	24,476,560	24,266,057	24,390,852	24,191,860

Class B Common Stock:
Basic and diluted shares	22,733,619	22,976,707	22,853,048	23,008,118

There were no stock options that were antidilutive for the three months and nine months ended July 31, 2008 and 2007.

NOTE 16 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net income	$64,590	$48,781	$173,931	$101,384
Other comprehensive income (loss):
Foreign currency translation adjustment	16,077	1,713	(27,500)	6,160
Changes in fair value of interest rate derivatives, net of tax	725	102	(1,060)	1,586
Changes in fair value of energy and other derivatives, net of tax	(2,286)	(378)	(1,984)	642
Minimum pension liability adjustment, net of tax	91	—	127	—

Comprehensive income	$79,197	$50,218	$143,514	$109,772

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

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material income tax positions as of the beginning of fiscal year 2008, resulting in an increase in the Company’s tax liabilities of $7.0 million with a corresponding decrease to beginning retained earnings for the cumulative effect of the change in accounting principle. The total amount of unrecognized income tax benefits at adoption was $150.5 million, of this amount $139.2 million, if recognized, would affect the Company’s effective income tax rate. At July 31, 2008, the total amount of unrecognized income tax benefits was $156.2 million, of this amount $145.5 million, if recognized, would affect the Company’s effective income tax rate. This change is primarily due to foreign exchange rate changes. The Company has the ability to offset substantially all of the total unrecognized income tax benefits through purchase accounting items, net operating loss utilization, and deferred tax benefits for temporary differences between book and tax return items.

Interest and penalties related to uncertain income tax positions are reflected in the Company’s income tax expense. At adoption, interest and penalties of $13.2 million have been accrued.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2009 based on 1) anticipated positions taken in the next 12 months, 2) expected settlements or payments of uncertain tax positions, and 3) lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $3.1 million. Actual results may differ materially from this estimate.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters and substantially all material state and foreign income tax matters through fiscal year 2004, with the exception of Brazil and The Netherlands. The Company is undergoing tax audits that have not concluded in these two jurisdictions.

Other than foreign exchange rate changes, there have been no significant changes in these amounts for the quarter ended July 31, 2008.

NOTE 18 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Service cost	$3,151	$3,419	$9,453	$10,257
Interest cost	7,660	6,827	22,980	20,481
Expected return on plan assets	(9,098)	(7,767)	(27,294)	(23,301)
Amortization or prior service cost, initial net asset and net actuarial gain	1,192	1,309	3,576	3,927

Net periodic pension costs	$2,905	$3,788	$8,715	$11,364

The Company made $7.7 million in pension contributions in the nine months ended July 31, 2008. Based on minimum funding requirements, $12.4 million of pension contributions are estimated for the entire 2008 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended July 31,		Three months ended July 31,
	2008	2007	2008	2007
Service cost	$8	$11	$24	$32
Interest cost	502	527	1,506	1,581
Amortization of prior service cost and recognized actuarial gain	(348)	(269)	(1,044)	(807)

Net periodic cost for postretirement benefits	$162	$269	$486	$806

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

Operations in the Timber segment involve the management and sale of timber from approximately 267,950 acres of timber properties in the southeastern United States. The Company also owns approximately 27,450 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2007 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net sales:
Industrial Packaging	$852,428	$705,371	$2,271,715	$1,955,629
Paper Packaging	177,530	165,289	509,776	472,568
Timber	4,123	3,577	16,901	11,842

Total net sales	$1,034,081	$874,237	$2,798,392	$2,440,039

Operating profit:
Operating profit, before the impact of restructuring charges and timberland disposals, net
Industrial Packaging	$92,868	$67,810	$235,150	$160,127
Paper Packaging	12,843	15,305	47,294	42,051
Timber	1,977	2,798	18,538	12,660

Operating profit, before the impact of restructuring charges and timberland disposals, net	107,688	85,913	300,982	214,838

Restructuring charges:
Industrial Packaging	4,736	4,704	20,993	7,622
Paper Packaging	1,822	1,357	3,310	4,525
Timber	—	—	67	—

Total restructuring charges	6,558	6,061	24,370	12,147

Timberland disposals, net - Timber	156	56	346	(264)

Total operating profit	$101,286	$79,908	$276,958	$202,427

Depreciation, depletion and amortization expense:
Industrial Packaging	$18,432	$15,180	$54,584	$51,655
Paper Packaging	7,125	6,922	20,150	21,100
Timber	779	914	4,240	3,537

Total depreciation, depletion and amortization expense	$26,336	$23,016	$78,974	$76,292

	July 31, 2008	October 31, 2007
Assets:
Industrial Packaging	$2,023,490	$1,687,069
Paper Packaging	373,169	345,789
Timber	254,301	252,540

Total segments	2,650,960	2,285,398
Corporate and other	325,972	367,313

Total assets	$2,976,932	$2,652,711

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2008	2007	2008	2007
Net sales:
North America	$530,295	$467,783	$1,456,146	$1,340,342
Europe	346,828	290,883	924,757	764,443
Other	156,958	115,571	417,489	335,254

Total net sales	$1,034,081	$874,237	$2,798,392	$2,440,039

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2008	October 31, 2007
Assets:
North America	$1,782,135	$1,587,022
Europe	779,180	734,649
Other	415,617	331,040

Total assets	$2,976,932	$2,652,711

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2008 or 2007, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2008 and October 31, 2007, and for the consolidated statements of income for the three-month and nine-month periods ended July 31, 2008 and 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 (the “2007 Form 10-K”). Readers are encouraged to review the entire 2007 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

As of July 31, 2008, we owned approximately 267,950 acres of timberland in the southeastern United States, which is actively managed, and approximately 27,450 acres of timberland in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 267,950 acres at July 31, 2008, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 27,450 acres at July 31, 2008, did not have any depletion expense since it is not actively managed at this time.

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

Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. On November 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Further information may be found in Note 17, to the Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Environmental expenses were insignificant for the nine months ended July 31, 2008 and July 31, 2007. Environmental cash expenditures were $2.6 million and insignificant for the nine months ended July 31, 2008 and 2007, respectively. Our reserves for environmental liabilities at July 31, 2008 amounted to $39.4 million, which included a reserve of $21.7 million related to our blending facility in Chicago, Illinois (acquired in September 2006) and $11.2 million related to our Blagden facilities (acquired in November 2006). The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2008. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.6 million and $3.1 million of estimated costs related to outstanding claims at July 31, 2008 and October 31, 2007, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $21.8 million and $22.0 million for anticipated costs related to general liability, product, auto and workers’ compensation at July 31, 2008 and October 31, 2007, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and nine-month periods ended July 31, 2008 and 2007. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit, before the impact of restructuring charges and timberland disposals, net, is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging and Paper Packaging , where timberland disposals, net are not applicable). Operating profit, before the impact of restructuring charges and timberland disposals, net, is equal to operating profit plus restructuring charges less timberland gains plus timberland losses. We use operating profit, before the impact of restructuring charges and timberland disposals, net, because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, which are not representative of ongoing operations, and timberland disposals, net, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

Third Quarter Results

Overview

Net sales increased 18 percent (12 percent excluding the impact of foreign currency translation) to $1,034.1 million in the third quarter of 2008 compared to $874.2 million in the third quarter of 2007. The $159.9 million increase was due to Industrial Packaging ($147.1 million), Paper Packaging ($12.3 million) and Timber ($0.5 million). Strong organic sales growth for industrial packaging products and higher selling prices, in response to higher raw material costs, primarily drove the 12 percent constant-currency increase.

Operating profit was $101.3 million and $79.9 million in the third quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net, was $107.7 million for the third quarter of 2008 compared to $85.9 million for the third quarter of 2007. The $21.8 million increase was principally due to higher operating profit in Industrial Packaging ($25.1 million), partially offset by lower operating profit in Paper Packaging ($2.5 million) and Timber ($0.8 million).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended July 31,	2008	2007
Net Sales
Industrial Packaging	$852.4	$705.3
Paper Packaging	177.6	165.3
Timber	4.1	3.6

Total Net Sales	$1,034.1	$874.2

Operating Profit:
Operating profit, before the impact of restructuring charges and timberland diposals, net:
Industrial Packaging	$92.9	$67.8
Paper Packaging	12.8	15.3
Timber	2.0	2.8

Total operating profit before the impact of restructuring charges and timberland disposals, net:	$107.7	$85.9

Restructuring charges:
Industrial Packaging	$4.8	$4.7
Paper Packaging	1.8	1.4
Timber	0.0	0.0

Total restructuring charges	$6.6	$6.1

Timberland disposals, net:
Timber	$0.2	$0.1

Operating profit:
Industrial Packaging	$88.1	$63.1
Paper Packaging	11.0	13.9
Timber	2.2	2.9

Total operating profit	$101.3	$79.9

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

In this segment, net sales were up 21 percent to $852.4 million in the third quarter of 2008 compared to $705.3 million in the third quarter of 2007 — an increase of 14 percent excluding the impact of foreign currency translation. Higher sales volumes across all regions, with particular strength in emerging markets, continued to drive the segment’s organic growth.

Gross profit margin for the Industrial Packaging segment was 19.8 percent in the third quarter of 2008 versus 18.8 percent in the third quarter of 2007.

Operating profit was $88.1 million in the third quarter of 2008 compared to $63.1 million in the third quarter of 2007. Operating profit, before the impact of restructuring charges increased to $92.9 million in the third quarter of 2008 compared to $67.8 million in the third quarter of 2007. The increase in operating profit was primarily due to improvement in sales volumes and contributions from the Greif Business System, which were partially offset by higher input costs.

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

In this segment, net sales were $177.6 million in the third quarter of 2008 compared to $165.3 million in the third quarter of 2007. The increase in net sales was principally due to higher selling prices, including containerboard increases, implemented in the fourth quarter of 2007.

Gross profit margin for the Paper Packaging segment was 12.9 percent in the second quarter of 2008 versus 16.2 percent in the second quarter of 2007.

Operating profit was $11.0 million and $13.9 million in the third quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges decreased to $12.8 million in the third quarter of 2008 compared to $15.3 million in the third quarter of 2007. The decrease in operating profit was primarily due to higher input costs, including energy ($3.1 million) and transportation ($2.5 million), partially offset by higher selling prices from the containerboard increase implemented in the fourth quarter of 2007 and a $1.7 million pre-tax net gain on the divestiture of a facility in North America.

Timber

As of July 31, 2008, our Timber segment consisted of approximately 267,950 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,450 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $4.1 million in the third quarter of 2008 and $3.6 million in the third quarter of 2007.

Operating profit was $2.2 million and $2.9 million in the third quarter of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $2.0 million in the third quarter of 2008 compared to $2.8 million in the third quarter of 2007. Included in these amounts were profits from the sale of special use properties of $0.9 million in the third quarter of 2008 and $0.8 million in the third quarter of 2007.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 81.3 percent for the third quarter of 2008 versus 81.4 percent for the third quarter of 2007. Higher raw material, transportation and energy costs were the primary reason for the increase in cost of products sold, which was offset by higher selling prices and contributions from further execution of the Greif Business System.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $88.1 million, or 8.5 percent of net sales, in the third quarter of 2008 compared to $77.3 million, or 8.8 percent of net sales, in the third quarter of 2007. The dollar increase in SG&A expenses was primarily due to recent acquisitions and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses and the impact of acquisition integration activities.

Restructuring Charges

During the third quarter of 2008, we recorded restructuring charges of $6.6 million, consisting of $4.2 million in employee separation costs and $2.4 million in other costs. The focus of the 2008 restructuring activities is on integration of recent acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.

During the third quarter of 2007, we recorded restructuring charges of $6.1 million, consisting of $4.0 million in employee separation costs and $2.0 million in other costs. In 2007, our restructuring charges were primarily related to integration of acquisitions in the Industrial Packaging segment and on alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.

Timberland Disposals, Net

During the third quarter of 2008, we recorded a net gain on sale of timber properties of $0.2 million compared to a net gain of $0.1 million in the third quarter of 2007.

Gain on Disposal of Properties, Plants and Equipment, Net

During the third quarter of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $2.9 million, primarily from the gain from the sale of properties at a North American Paper Packaging facility of $1.7 million and the gain on sale of surplus and HBU timber properties of $0.9 million. During the third quarter of 2007, gain on disposals of properties, plants and equipment, net was $0.9 million, primarily consisting of $0.8 million in gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $13.1 million and $12.4 million for the third quarter of 2008 and 2007, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and higher interest rates, especially in the emerging markets.

Other Expense, Net

Other expense, net during third quarter of 2008 was $2.1 million compared to other expense, net of $0.7 million during the third quarter of 2007. The increase in other expense, net was primarily due to the divestiture of our controlling interest in a Zimbabwean drum operation which had a hyperinflation adjustment of $1.5 million gain during the third quarter of 2007.

Income Tax Expense

The effective tax rate was 23.3 percent and 26.2 percent in the third quarter of 2008 and 2007, respectively. The lower effective tax rate resulted from a change in the mix of income in the United States versus outside the United States in the third quarter 2008 compared to the same period last year.

Equity Earnings and Minority Interests

Equity earnings of affiliates and minority interests was a loss of $1.4 million and a loss of $0.5 million for the three months ended July 31, 2008 and 2007, respectively. We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of our unconsolidated affiliates.

Net Income

Based on the foregoing, we recorded net income of $64.6 million for the third quarter of 2008 compared to $48.8 million in the third quarter of 2007.

Year-to-Date Results

Overview

Net sales increased 15 percent (9 percent excluding the impact of foreign currency translation) to $2,798.4 million in the first nine months of 2008 compared to $2,440.0 million in the first nine months of 2007. The $358.4 million increase was due to Industrial Packaging ($316.1 million), Paper Packaging ($37.2 million) and Timber ($5.1 million). Strong organic sales growth for industrial packaging products and higher selling prices, in response to higher raw material costs, primarily drove the 9 percent constant-currency increase.

Operating profit was $277.0 million and $202.5 million in the first nine months of 2008 and 2007, respectively. Operating profit, before the impact of restructuring charges and timberland disposals, net was $301.1 million for the first nine months of 2008 compared to $214.9 million for the first nine months of 2007. The $86.2 million increase included a $31.6 million pre-tax net gain on divestiture of a business unit in Australia, a facility in North America and our controlling interest in a Zimbabwean drum operation. The remaining $54.6 million increase was principally due to higher operating profit in Industrial Packaging ($45.2 million), Paper Packaging ($3.6 million) and Timber ($5.8 million).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the nine months ended July 31,	2008	2007
Net Sales
Industrial Packaging	$2,271.7	$1,955.6
Paper Packaging	509.8	472.6
Timber	16.9	11.8

Total	$2,798.4	$2,440.0

Operating Profit:
Operating profit, before the impact of restructuring charges and timberland disposals, net:
Industrial Packaging	$235.3	$160.2
Paper Packaging	47.3	42.0
Timber	18.5	12.7

Total operating profit before the impact of restructuring charges and timberland disposals, net:	301.1	214.9

Restructuring charges:
Industrial Packaging	$21.0	$7.6
Paper Packaging	3.3	4.5
Timber	0.1	0.0

Total restructuring charges	24.4	12.1

Timberland disposals, net:
Timber	0.3	(0.3)

Operating profit:
Industrial Packaging	$214.3	$152.6
Paper Packaging	44.0	37.5
Timber	18.7	12.4

Total operating profit	$277.0	$202.5

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

In this segment, net sales were up 16 percent to $2,271.7 million in the first nine months of 2008 compared to $1,955.6 million in the first nine months of 2007 — an increase of 9 percent excluding the impact of foreign currency translation. The increase in net sales was primarily attributable to the higher sales volumes across all regions, with particular strength in emerging markets.

The Industrial Packaging segment’s gross profit margin was 18.3 percent in the first nine months of 2008 compared to 18.0 percent for the first nine months of 2007.

Operating profit was $214.3 million in the first nine months of 2008 compared to $152.6 million in the first nine months of 2007. Operating profit, before the impact of restructuring charges increased to $301.1 million in the first nine months of 2008 compared to $214.9 million in the first nine months of 2007. The increase in operating profit included a $29.9 million pre-tax net gain on the divestiture of business units in Australia and our controlling interest in a Zimbabwean drum operation. The remaining increase in operating profit was primarily due to improvement in sales volumes and contributions from the Greif Business System.

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

In this segment, net sales were $509.8 million in the first nine months of 2008 compared to $472.6 million in the first nine months of 2007. The increase in net sales was principally due to higher selling prices, including containerboard increases, implemented in during the fourth quarter of fiscal 2007.

The Paper Packaging segment’s gross profit margin was 15.2 percent in the first nine months of 2008 compared to 16.0 percent for the first nine months of 2007.

Operating profit was $44.0 million and $37.5 million in the first nine months of 2008 and 2007, respectively. Operating profit, before the impact of restructuring charges increased to $47.3 million in the first nine months of 2008 compared to $42.0 million in the first nine months of 2007. The increase in operating profit was primarily due to higher selling prices, contributions from the execution of the Greif Business System and a $1.7 million pre-tax net gain on the divestiture of a business unit in North America, partially offset by higher raw material costs, especially OCC, energy and transportation.

Timber

As of July 31, 2008, our Timber segment consisted of approximately 267,950 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,450 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $16.9 million in the first nine months of 2008 and $11.8 million in the nine months of 2007.

Operating profit was $18.7 million and $12.4 million in the first nine months of 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $18.5 million in the first nine months of 2008 compared to $12.7 million in the first nine months of 2007. Included in these amounts were profits from the sale of special use properties of $14.2 million in the first nine months of 2008 and $7.5 million in the first nine months of 2007.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 82.1 percent and 82.2 percent for the first nine months of 2008 and 2007, respectively. Higher raw material, transportation and energy costs were offset by higher selling prices and contributions from further execution of the Greif Business System.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $252.0 million, or 9.0 percent of net sales, in the first nine months of 2008 compared to $229.6 million, or 9.4 percent of net sales, in the first nine months of 2007. The dollar increase in SG&A expenses was primarily due to our recent acquisitions and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses.

Restructuring Charges

During the first nine months of 2008, we recorded restructuring charges of $24.4 million, consisting of $9.4 million in employee separation costs, $9.4 million in asset impairments and $5.6 million in other costs. The focus of the 2008 restructuring activities is on integration of acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.

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

Timberland Disposals, Net

During the first nine months of 2008, we recorded a net gain on sale of timber properties of $0.3 million compared to a net loss of $0.3 million in the first nine months of 2007.

Gain on Disposal of Properties, Plants and Equipment, Net

During the first nine months of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $52.7 million, primarily consisting of a $29.9 million pre-tax net gain on divestiture of business units in Australia and our controlling interest a Zimbabwean drum operation, and $12.7 million in net gains from the sale of surplus and HBU timber properties. During the first nine months of 2007, gain on disposals of properties, plants and equipment, net was $9.5 million, primarily consisting of $7.3 million in gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $38.2 million and $34.6 million for the first nine months of 2008 and 2007, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and higher interest rates, especially in the emerging markets.

Debt Extinguishment Charge

During the second quarter of 2007, we issued $300 million of our 6 3/4 percent Senior Notes due 2017. At the same time, we completed a tender offer for our 8 7/8 percent Senior Subordinated Notes due 2012. In the tender offer, we purchased $245.6 million aggregate principal amount of Senior Subordinated Notes, which represented 99 percent of the outstanding notes. As a result of this transaction, a debt extinguishment charge was recorded during the second quarter of 2007. This $23.5 million charge included $14.5 million in cash and $9.0 million in non-cash items. Proceeds from the Senior Note issuance were primarily used to fund the purchase of the Senior Subordinated Notes in the tender offer. These actions, excluding the impact of the debt extinguishment charge, were immediately accretive to earnings.

Other Expense, Net

Other expense, net during first nine months of 2008 was $9.2 million compared to other expense, net of $5.8 million during the first nine months of 2007. The increase in other expense, net was primarily due to an increase in fees associated with our non-United States trade receivable facility for $1.5 million, hyperinflation gain of $0.9 million recorded with respect to our Zimbabwean drum operation during 2007 and other miscellaneous expenses.

Income Tax Expense

The effective tax rate was 23.3 percent and 26.2 percent in the first nine months of 2008 and 2007, respectively. The lower effective tax rate resulted from a change in the mix of income in the United States versus outside the United States in the first nine months 2008 compared to the same period last year. Most notably, the 2008 divestiture of business units contributed to the lower 2008 effective tax rate.

Equity Earnings and Minority Interests

Equity earnings of affiliates and minority interests was an expense of $2.1 million and an expense of $1.0 million for the first nine months of 2008 and 2007, respectively. We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of our unconsolidated affiliates.

Net Income

Based on the foregoing, we recorded net income of $173.9 million for the first nine months of 2008 compared to $101.4 million in the first nine months of 2007.

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

Capital Expenditures, Business Acquisitions and Divestitures

During the first nine months of 2008, we invested $107.2 million in capital expenditures, excluding timberland purchases of $1.5 million, compared with capital expenditures of $78.5 million, excluding timberland purchases of $1.5 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases, to be approximately $135 million in 2008, which includes expansion capital to support our growth strategy in the emerging markets.

During the first nine months of 2008, we acquired four small industrial packaging companies and one paper packaging company for an aggregate purchase price of $73.7 million. These five acquisitions, one in South America (70 percent interest), one in the Middle East, one in Asia, and two in North America, complimented our current businesses. During the first quarter of 2008, we sold our Australian drum operations and our 51 percent interest in a Zimbabwean drum operation. During the third quarter of 2008, we sold a North American paper packaging facility. The proceeds from these divestitures were $36.5 million resulting in a net gain of $31.6 million. The 2007 sales and net income from these operations were not material to our overall operations.

Balance Sheet Changes

Our trade accounts receivable increased $138.3 million, primarily due to the 2008 acquisitions in North and South America, Asia, and the Middle East, higher selling prices and foreign exchange translation.

Inventories increased $98.2 million, primarily due to rising raw material costs, 2008 acquisitions in North and South America, Asia and the Middle East and foreign exchange translation.

Goodwill and intangible assets increased $70.5 million primarily due to the 2008 acquisitions in North and South America, Asia and the Middle East and final purchase accounting related to our acquisitions completed in 2007.

Long-term notes receivable decreased $32.8 million due to the early payment of a note receivable.

Accounts payable increased $58.7 million and accrued payroll and employee benefits decreased $3.5 million due to seasonality factors, timing of payments and foreign exchange translation.

Debt increased $129.3 million due to seasonal factors, rising raw material costs, and the payment of fiscal 2007 performance-based incentives during 2008, as well as the 2008 acquisitions in North and South America, Asia and the Middle East.

Other long-term liabilities increased by $105.8 million and deferred tax liabilities decreased by $86.1 million primarily due to the implementation of FIN 48, “Accounting for Uncertainty in Income Taxes.”

Accumulated other comprehensive income (loss)—Foreign currency translation decreased $27.5 million, primarily due to the recognition of $37.4 million CTA gain on the sale of the Australian drum operations offset by the appreciation of the Euro to the U.S. Dollar in 2008.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility is available to us for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. There was $285.3 million outstanding under the Credit Agreement at July 31, 2008.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of the international borrowers.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3.0 to 1. As of July 31, 2008, we were in compliance with these covenants.

Senior Notes

We have issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2008, we were in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

We have entered into an up to $120.0 million credit facility which matures in October 2010 with an affiliate of a bank in connection with the securitization of certain of our United States trade accounts receivable. The credit facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate. We can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, we established Greif Receivables Funding LLC (“GRF”), which is included in our consolidated financial statements. However, because GRF is a separate and distinct legal entity from us, the assets of GRF are not available to satisfy our liabilities and obligations and the liabilities of GRF are not our liabilities or obligations. This entity purchases and services our trade accounts receivable that are subject to this credit facility. There was a total of $117.2 million outstanding under the United States trade accounts receivable credit facility at July 31, 2008.

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

Sale of Non-United States Accounts Receivable

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller has agreed to sell trade receivables to Buyer that meet certain eligibility requirements and that Seller has purchased from other indirect wholly-owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly-owned subsidiary of Greif, Inc., is a party to an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) pursuant to which it sells trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of aggregate receivables that may be sold under the RPA and Italian RPA was €115.0 million ($179.3 million) at July 31, 2008.

Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., has entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that was to be sold under the Singapore RPA was 10.0 million Singapore Dollars. On January 23, 2008 the Singapore RPA was amended to increase the maximum amount of the aggregate receivables that may be sold from 10.0 million Singapore Dollars to 15.0 Singapore Dollars ($11.0 million at July 31, 2008).

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif subsidiaries either (i) to Greif Coordination Center BVBA, which in turn sells the receivables to the respective bank, or (ii) directly to the respective bank. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to Buyer between the semi-monthly settlement dates. At July 31, 2008, €108.3 million ($168.9 million) of accounts receivable were sold under the RPA and Italian RPA and 6.7 million Singapore Dollars ($4.9 million) of accounts receivable were sold under the Singapore RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.3 million ($2.0 million) for the three months ended July 31, 2008. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €3.4 million ($5.4 million) for the nine months ended July 31, 2008. Expenses associated with the Singapore RPA were not material to the consolidated financial statements for the three months ended July 31, 2008. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA and Italian RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

Other

In addition to the borrowings and facilities described above, we had outstanding debt of $65.3 million, comprised of $5.7 million in long-term debt and $59.6 million in short-term borrowings, at July 31, 2008, and $49.3 million, comprised of $33.5 million in long-term debt and $15.8 million in short-term borrowings, at October 31, 2007.

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

Contractual Obligations

As of July 31, 2008, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$920.2	$25.1	$468.5	$40.5	$386.1
Short-term borrowings	60.1	60.1	—	—	—
Non-cancelable operating leases	83.6	5.2	30.7	18.5	29.2
Timber note securitized	70.2	0.6	4.5	4.5	60.6

Total contractual cash obligations	$1,134.1	$91.0	$503.7	$63.5	$475.9

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2008, we did not repurchase any shares of Class A Common Stock, but we purchased 281,400 shares of Class B Common Stock. As of July 31, 2008, we had repurchased 2,633,272 shares, including 1,416,752 shares of Class A Common Stock and 1,216,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through July 31, 2008 was approximately $27.9 million.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS No. 159 further establishes certain additional disclosure requirements. SFAS No. 159 is effective for our consolidated financial statements for the fiscal year beginning on November 1, 2008 (2009 for us), with earlier adoption permitted. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The objective of SFAS No. 161 is to enhance the current disclosure framework in Statement 133 and improve the transparency of financial reporting for derivative instruments and hedging activities. SFAS No. 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for our financial statements for the fiscal year beginning November 1, 2010 (2011 for us). We are currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2007 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2007	—		—	1,648,128
December 2007	—		—	1,648,128
January 2008	—		—	1,645,628
February 2008	—		—	1,645,628
March 2008	—		—	1,639,728
April 2008	—		—	1,469,228
May 2008	—		—	1,469,228
June 2008	—		—	1,467,228
July 2008	—		—	1,366,728
	—		—

Issuer Purchases of Class B Common Stock
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2007	—		—	1,648,128
December 2007	—		—	1,648,128
January 2008	2,500	$59.04	2,500	1,645,628
February 2008	—			1,645,628
March 2008	5,900	$59.04	5,900	1,639,728
April 2008	170,500	$61.22	170,500	1,469,228
May 2008	—		—	1,469,228
June 2008	2,000	$57.69	2,000	1,467,228
July 2008	100,500	$56.41	100,500	1,366,728

	281,400		281,400

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2008, the maximum number of shares that may yet be purchased is 1,366,728, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 4, 2008	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q

For Quarterly Period Ended July 31, 2008

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