Form 10-K
period 2008-10-31
GREIF INC
filed 2008-12-16
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.
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
Non-voting common equity (Class A Common Stock) - $1,536,481,349
Voting common equity (Class B Common Stock) - $531,777,796
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 12, 2008, was as follows:
Class A Common Stock – 24,081,998
Class B Common Stock – 22,562,266
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 23, 2009 (the “2009 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2009 Proxy Statement will be filed within 120 days of October 31, 2008.

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

Index to Form 10-K Annual Report for the year ended October 31, 2008

PART I

ITEM 1. BUSINESS

(a) General Development of Business

General

The Company is a leading global producer of industrial packaging products with manufacturing facilities located in over 45 countries. The Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The Company also produces containerboard and corrugated products for niche markets in North America. The Company sells timber to third parties from its timberland in the southeastern United States that it manages to maximize long-term value. The Company also owns timberland in Canada that it does not actively manage. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. The Company’s customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2008, 2007 or 2006, or to any quarter of those years, relate to the fiscal year ending in that year.

(b) Financial Information about Segments

The Company operates in three business segments: Industrial Packaging (formerly known as “Industrial Packaging & Services”); Paper Packaging (former known as “Paper, Packaging & Services”); and Timber. Information related to each of these segments is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

 (c) Narrative Description of Business

Products and Services

In the Industrial Packaging segment, the Company offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The Company sells its industrial packaging products to customers in over 45 countries in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, the Company provides a variety of blending, filling and other packaging services, logistics and warehousing to customers in many of these same industries in North America.

In the Paper Packaging segment, the Company sells containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. The Company’s industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

As of October 31, 2008, the Company owned approximately 268,700 acres of timber properties in the southeastern United States and approximately 27,450 acres of timber properties in Canada.

Customers

Due to the variety of its products, the Company has many customers buying different types of its products and due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.

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

Competition

The markets in which the Company sells its products are highly competitive with many participants. Although no single company dominates, the Company faces significant competitors in each of its businesses. The Company’s competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which the Company competes are particularly sensitive to price fluctuations caused by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

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

Based on current information, the Company believes that the probable costs of the remediation of company-owned property will not have a material adverse effect on its financial condition or results of operations. The Company believes that its liability for these matters was adequately reserved as of October 31, 2008.

The Company does not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures related to environmental control in 2009.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2008, 2007 and 2006, and the Company’s reserves for environmental liabilities at October 31, 2008.

Raw Materials

Steel, resin and containerboard are the principal raw materials for the Industrial Packaging segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper Packaging segment. The Company satisfies most of its needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply, but to date these shortages have not had a significant effect on the Company’s operations.

Research and Development

While research and development projects are important to the Company’s continued growth, the amount expended in any year is not material in relation to the results of operations of the Company.

The Company’s business is not materially dependent upon patents, trademarks, licenses or franchises.

Employees

As of October 31, 2008, the Company had approximately 9,600 full time employees. A significant number of the Company’s full time employees are covered under collective bargaining agreements. The Company believes that its employee relations are generally good.

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

Any of the materials the Company files with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

The current and future challenging global economy may adversely affect our business.

The current economic slowdown and any further economic decline in future reporting periods could negatively affect our business and results of operations.  The volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations.  Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales and revenues of the Company.  Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations.  Our customers that are financially viable and not experiencing economic distress may elect to reduce the volume of orders for our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations.  We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects and our ongoing acquisition strategy.  Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions.  The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

In addition, the lenders under our Credit Agreement and other borrowing facilities described in Item 7 of this Form 10-K under “Liquidity and Capital Resources - Borrowing Arrangements” and the counterparties with whom we maintain interest rate swap agreements, cross-currency interest rate swaps, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.

Historically, our business has been sensitive to changes in general economic or business conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals, metal products, agricultural and agrichemical products, and have operations in many countries, demand for our industrial packaging products and containerboard and related corrugated products has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets we operate, including the current economic downturn, could have a material adverse affect on our business, results of operations or financial condition.

Our operations are subject to currency exchange and political risks that could adversely affect our results of operations.

We have operations in over 45 countries. As a result of our international operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

Our operating performance is affected by fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our international operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

•	hyperinflation in certain countries and the current threat of global deflation; and

•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

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

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States and international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands like the current economic slowdown, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

The continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products may intensify pricing pressures and may negatively impact our financial performance.

Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. This consolidation has increased the concentration of our largest customers, and resulted in increased pricing pressures from our customers. Any future consolidation of our customer base could negatively impact our financial performance.

Raw material and energy price fluctuations and shortages could adversely affect our ability to obtain the materials needed to manufacture our products and could adversely affect our manufacturing costs.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy. We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs.

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

We have a significant inventory of standing timber and timberland and approximately 61,600 acres of special use properties in the United States and Canada. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

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

Location	Products or Use	Owned	Leased

INDUSTRIAL PACKAGING:

Algeria	Steel drums	1	—

Argentina	Steel and plastic drums, water bottles and distribution center	3	1

Australia	Closures	—	2

Austria	Steel drums and administrative office	—	1

Belgium	Steel and plastic drums and coordination center (shared services)	2	1

Brazil	Steel and plastic drums, water bottles, closures and general office	5	5

Canada	Fibre, steel and plastic drums, blending and packaging services and administrative office	8	1

Chile	Steel drums, water bottles and distribution center	—	1

China	Steel drums, closures and general office	—	8

Colombia	Steel and plastic drums and water bottles	1	1

Costa Rica	Steel drums	—	1

Czech Republic	Steel drums	2	—

Denmark	Fibre drums	1	—

Egypt	Steel drums	1	—

France	Fibre, steel and plastic drums, intermediate bulk containers, closures and distribution center	4	2

Germany	Fibre, steel and plastic drums and distribution center	3	2

Location	Products or Use	Owned	Leased

Greece	Steel drums and water bottles	2	2

Guatemala	Steel drums	1	—

Hungary	Steel drums	1	—

Ireland	Warehouse	—	1

Italy	Steel and plastic drums, water bottles and distribution center	1	2

Jamaica	Distribution center	—	1

Kazakhstan	Distribution center	—	1

Kenya	Steel and plastic drums	—	1

Malaysia	Steel and plastic drums	—	2

Mexico	Fibre, steel and plastic drums, closures and distribution center	2	2

Morocco	Steel and plastic drums and plastic bottles	1	—

Mozambique	Steel drums and plastic bottles	—	1

Netherlands	Fibre steel and plastic drums, closures, research center and general office	5	—

New Zealand	Intermediate bulk containers	—	1

Nigeria	Steel and plastic drums	—	3

Philippines	Steel drums and water bottles	—	1

Poland	Steel drums and water bottles	2	—

Portugal	Steel drums	1	—

Russia	Steel drums, water bottles and intermediate bulk containers	9	—

Saudi Arabia	Steel drums	—	1

Singapore	Steel drums, steel parts and distribution center	—	2

South Africa	Steel and plastic drums and distribution center	—	6

Spain	Steel drums and distribution center	3	—

Sweden	Fibre and steel drums and distribution center	2	—

Turkey	Steel drums and water bottles	1	—

Ukraine	Distribution center and water bottles	—	1

United Kingdom	Steel and plastic drums, water bottles and distribution center	3	2

United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles, load securement and distribution centers and blending and packaging services	34	28

Uruguay	Steel and plastic drums	—	1

Venezuela	Steel and plastic drums and water bottles	2	—

Vietnam	Steel drums	—	1

PAPER PACKAGING:

United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution center	23	4

TIMBER:

United States	General offices	4	1

CORPORATE:

United States	Principal and general offices	2	—

The Company also owns a substantial number of timber properties comprising approximately 268,700 acres in the states of Alabama, Louisiana and Mississippi and approximately 27,450 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2008.

ITEM 3.    LEGAL PROCEEDINGS

The Company has no pending material legal proceedings.

From time to time, various legal proceedings arise at the country, state or local levels involving environmental sites to which the Company has shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents, etc. The Company, to date, has been classified as a “de minimis” participant and such proceedings do not involve potential monetary sanctions in excess of $100,000.

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

The Company pays quarterly dividends of varying amounts computed on the basis described in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last two years are as follows(1):

2008 year dividends per share – Class A $1.32; Class B $1.97

2007 year dividends per share(1) – Class A $0.92; Class B $1.38

(1)	Dividends per share for 2007 has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

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

The following tables set forth the Company’s purchases of its shares of Class B Common Stock during 2008.  No shares of Class A Common Stock were purchased during 2008.

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)

November 2007	—	—	—	1,648,128

December 2007	—	—	—	1,648,128

January 2008	2,500	$59.04	2,500	1,645,628

February 2008	—	—	—	1,645,628

March 2008	5,900	$59.04	5,900	1,639,728

April 2008	170,500	$61.22	170,500	1,469,228

May 2008	—	—	—	1,469,228

June 2008	2,000	$57.69	2,000	1,467,228

July 2008	100,500	$56.41	100,500	1,366,728

August 2008	—	—	—	1,366,728

September 2008	—	—	—	1,366,728

October 2008	100,000	$48.00	100,000	1,266,728

Total	381,400		381,400

(1)
The Company’s Board of Directors has authorized a stock repurchase program which permits the Company to purchase up to 4.0 million shares of the Company’s Class A or Class B Common Stock, or any combination thereof. As of October 31, 2008, the maximum number of shares that could be purchased was 1,266,728, which may be any combination of Class A or Class B Common Stock.

Performance Graph

The following graph compares the performance of shares of the Company’s Class A and B Common Stock to that of the Standard and Poor’s 500 Index and the Company’s industry group (Peer Index) assuming $100 invested on October 31, 2003. The graph does not purport to represent the value of the Company.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts) (1):

As of and for the years ended October 31,	2008	2007	2006	2005	2004
Net sales	$3,776,756	$3,322,294	$2,628,475	$2,424,297	$2,209,282

Net income	$234,354	$156,368	$142,119	$104,656	$47,769

Total assets	$2,745,898	$2,652,711	$2,188,001	$1,883,323	$1,813,238

Long-term debt, including current portion of long-term debt	$673,171	$622,685	$481,408	$430,400	$457,415

Basic earnings per share:

Class A Common Stock	$4.04	$2.69	$2.46	$1.82	$0.85

Class B Common Stock	$6.04	$4.04	$3.69	$2.73	$1.26

Diluted earnings per share:

Class A Common Stock	$3.99	$2.65	$2.42	$1.78	$0.83

Class B Common Stock	$6.04	$4.04	$3.69	$2.73	$1.26

Dividends per share:

Class A Common Stock	$1.32	$0.92	$0.60	$0.40	$0.30

Class B Common Stock	$1.97	$1.37	$0.89	$0.59	$0.44

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

The results of operations include the effects of pretax restructuring charges of $43.2 million, $21.2 million, $33.2 million, $35.7 million and $54.1 million for 2008, 2007, 2006, 2005 and 2004, respectively; pretax debt extinguishment charges of $23.5 million and $2.8 million for 2007 and 2005, respectively; and large timberland gains of $41.3 million and $56.3 million for 2006 and 2005, respectively.

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

Business Segments

We operate in three business segments:  Industrial Packaging; Paper Packaging; and Timber.

We are a leading global provider of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our products to customers in industries such as chemicals, paint and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others. In addition, the Company provides a variety of blending, filling and other packaging services, logistics and warehousing to customers in many of these same industries in North America.

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

As of October 31, 2008, we owned approximately 268,700 acres of timber properties in the southeastern United States, which are actively managed, and approximately 27,450 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land.

In 2003,  we began a transformation to become a leaner, more market-focused, performance-driven company – what we call the “Greif Business System.”  We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions.  The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations.  In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability.  In response to the current economic slowdown, we have accelerated the implementation of certain Greif Business System initiatives.  These initiatives include continuation of active portfolio management, further administrative excellence activities, and curtailed discretionary spending.

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

Allowance for Accounts Receivable. We evaluate the collectability of our accounts receivable based on a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. In addition, we recognize allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on our historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances change (e.g., higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could change by a material amount.

Inventory Reserves. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required. We also evaluate reserves for losses under firm purchase commitments for goods or inventories.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 268,700 acres at October 31, 2008, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 27,450 acres at October 31, 2008, did not have any depletion expense since they are not actively managed at this time.

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

Pension and Postretirement Benefits. Pension and postretirement benefit expenses and liabilities are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Notes 12 and 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The results would be different using other assumptions.

Income Taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In the first quarter of fiscal 2008, the Company adopted the provisions of Financial Accounting Standards Boards ("FASB") Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement.  Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate as well as related interest and penalties.

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

Environmental Cleanup Costs. We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable.  Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The capitalized cost at October 31, 2008, 2007, and 2006 was immaterial.

Environmental expenses were $0.4 million, $0.2 million, and $1.6 million in 2008, 2007, and 2006, respectively.  Environmental cash expenditures were $3.2 million, $1.6 million, and $1.8 million in 2008, 2007 and 2006, respectively.  Our reserves for environmental liabilities at October 31, 2008 amounted to $37.2 million, which included a reserve of $21.5 million related to our blending facility in Chicago, Illinois, $9.3 million related to our Blagden facilities, $3.3 million related to our facility in Lier, Belgium and $3.1 million related to smaller facilities not individually material.  Our reserves for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, were $5.8 million, which included $5.3 million related to our facility in Chicago, Illinois.  Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.  Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time.  Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2008.  Our exposure to adverse developments with respect to any individual site is not expected to be material.  Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote.  Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.1 million and $3.1 million for estimated costs related to outstanding claims at October 31, 2008 and 2007, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analyses and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.0 million. However, we believe the reserves recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $20.6 million and $21.9 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2008 and 2007, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

Contingencies. Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” In accordance with the provisions of SFAS No. 5, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results from operations.

Goodwill, Other Intangible Assets and Other Long-Lived Assets. Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of five to 20 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future undiscounted net cash flows would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

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

In 2003, we began a transformation to become a leaner, more market-focused/performance-driven company, to what we call the “Greif Business System.”  We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions.  The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations.  In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending, including a transportation management system, and lay the foundation for a world-class sourcing and supply chain capability.  In response to the current economic slowdown, we have accelerated the implementation of certain Greif Business System initiatives.  These initiatives include continuation of active portfolio management, further administrative excellence activities, and curtailed discretionary spending.

The non-GAAP financial measure of operating profit before the impact of restructuring charges and timberland disposals, net is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging and Paper Packaging, where timberland disposals, net are not applicable). Operating profit before the impact of restructuring charges and timberland disposals, net is equal to operating profit plus restructuring charges less timberland gains plus timberland losses. We use operating profit before the impact of restructuring charges and timberland disposals, net because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, which are not representative of ongoing operations, and timberland disposals, net which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments for 2008, 2007 and 2006 (Dollars in millions):

For the year ended October 31,	2008	2007	2006
Net Sales
Industrial Packaging	$3,061.1	$2,653.6	$1,993.0
Paper Packaging	696.9	653.7	620.3
Timber	18.8	14.9	15.1
Total net sales	$3,776.8	$3,322.2	$2,628.4

Operating Profit
Operating profit, before the impact of restructuring charges and timberland disposals, net:
Industrial Packaging	$315.2	$229.4	$167.5
Paper Packaging	77.4	67.7	60.0
Timber	20.6	14.4	10.6
Total operating profit before the impact of restructuring charges and timberland disposals, net	413.2	311.5	238.1

Restructuring charges:
Industrial Packaging	34.0	16.0	24.0
Paper Packaging	9.1	5.2	9.2
Timber	0.1	-	-
Total restructuring charges	43.2	21.2	33.2

Timberland disposals, net:
Timber	0.3	(0.7)	41.3

Operating profit
Industrial Packaging	281.2	213.4	143.5
Paper Packaging	68.3	62.5	50.8
Timber	20.8	13.7	51.9
Total operating profit	$370.3	$289.6	$246.2

Year 2008 Compared to Year 2007

Overview

Net sales increased 14 percent (10 percent excluding the impact of foreign currency translation) to $3,776.8 million in 2008 compared to $3,322.3 million in 2007. The $454.5 million increase was due to Industrial Packaging ($407.4 million), Paper Packaging ($43.2 million) and Timber ($3.9 million). Strong organic sales growth for industrial packaging products and higher selling prices, principally in response to higher raw material costs, drove the 10 percent constant-currency increase.

Operating profit was $370.3 million and $289.6 million in 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $413.1 million for 2008 compared to $311.5 million for 2007. The $101.6 million increase was principally due to higher operating profit in Industrial Packaging ($85.7 million), Paper Packaging ($9.7 million) and Timber ($6.2 million). Operating profit, expressed as a percentage of net sales, increased to 9.8 percent for 2008 from 8.7 percent in 2007. Operating profit before restructuring charges and the impact of timberland disposals, net, expressed as a percentage of net sales, increased to 10.9 percent for 2008 from 9.4 percent in 2007.

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales increased 15 percent to $3,061.1 million in 2008 compared to $2,653.6 million in 2007 — an increase of 10 percent excluding the impact of foreign currency translation. Higher sales volumes across all regions, with particular strength in emerging markets, in addition to higher selling prices in response to higher raw material costs, continued to drive the segment’s organic growth.

Gross profit margin for the Industrial Packaging segment was 18.5 percent in 2008 compared to 18.3 percent in 2007, primarily due to the continued implementation of the Greif Business System (lower labor, transportation and other manufacturing costs).

Operating profit was $281.2 million in 2008 compared to $213.4 million in 2007. Operating profit before the impact of restructuring charges increased to $315.2 million in 2008 compared to $229.4 million in 2007. The increase in operating profit was primarily due to improvement in sales volumes, higher selling prices and contributions from the Greif Business System, which were partially offset by higher input costs.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets, corrugated containers and multiwall bags in North America. The key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Restructuring charges.

In this segment, net sales were $696.9 million in 2008 compared to $653.7 million in 2007. The increase in net sales was principally due to higher selling prices, including a containerboard price increase implemented in the fourth quarter of 2007 and the realization of a containerboard price increase implemented in the fourth quarter of 2008.

Gross profit margin for the Paper Packaging segment was 17.1 percent in 2008 compared to 17.4 percent in 2007.  This decrease was primarily due to higher input costs, including energy and transportion, partially offset by higher selling prices from the containerboard increase implemented in the fourth quarter of 2007 and the partial realization of an increase implemented in the fourth quarter of 2008.

Operating Profit was $68.3 million and $62.5 million in 2008 and 2007, respectively. Operating profit before the impact of restructuring charges increased to $77.4 million in 2008 compared to $67.7 million in 2007. The increase was primarily due to higher selling prices from containerboard increases, partially offset by higher input costs, including increased energy costs and increased transportation costs.

Timber

As of October 31, 2008, our Timber segment consists of approximately 268,700 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,450 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $18.8 million in 2008 compared to and $14.9 million in 2007.   While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Operating profit was $20.8 million and $13.7 million in 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $20.6 million in 2008 compared to $14.4 million in 2007. Included in these amounts were profits from the sale of special use properties of $16.8 million in 2008 and $9.5 million in 2007.

In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

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

We report the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property will continue to be used by us to productively grow and sell timber until sold.

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

At October 31, 2008, we estimated that there were approximately 61,600 acres in Canada and the United States of special use property, which will be available for sale in the next five to seven years.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, decreased to 81.7 percent in 2008 from 81.8 percent in 2007. Cost of products sold, as a percentage of net sales, primarily decreased as a result of the improvement in net sales and positive contributions from the Greif Business System. These positive factors were partially offset by higher raw material, transportation and energy costs compared to 2007.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $339.2 million, or 9.0 percent of net sales, in 2008 compared to $313.4 million, or 9.4 percent of net sales, in 2007. The dollar increase in our SG&A expense was primarily due to acquisition synergies and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses.

Restructuring Charges

Restructuring charges were $43.2 million and $21.2 million in 2008 and 2007, respectively.

Restructuring charges for 2008 consisted of $20.5 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees and $10.0 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six company-owned plants in the Industrial Packaging segment and four company-owned plants in the Paper Packaging segment were closed.  Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world.  A total of 630 employees were severed during 2008.

Restructuring charges for 2007 consisted of $9.2 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees, and $10.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Two company-owned plants in the Industrial Packaging segment were closed.  Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world.  A total of 303 employees were severed in 2007.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gains on Disposal of Properties, Plants and Equipment, Net

For 2008, we recorded a gain on disposal of properties, plants and equipment, net of $59.5 million, primarily consisting of $29.9 million pre-tax net gain on divestiture of business units in Australia and our controlling interest in a Zimbabwean operation, and $15.2 million in net gains from the sale of surplus and HBU timber properties.  During 2007, gain on disposals of properties, plants and equipment, net was  $19.4 million, primarily consisting of $8.9 million in gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net, was $49.6 million and $45.5 million in 2008 and 2007, respectively. The increase was primarily due to higher outstanding debt, a larger mix of debt outside of the United States and Europe with higher interest rates, and interest received on lower cash balances.

Other Income (Expense), Net

Other expense, net was $8.8 million in 2008 compared to $9.0 million in 2007. The decrease was primarily due to the recording of $1.7 million in net expense related to losses on foreign currency transactions in 2008 compared to $2.2 million in 2007 and other infrequent non-operating items recorded in 2007.

Income Tax Expense

During 2008, the effective tax rate was 23.6 percent compared to 25.3 percent in 2007. The effective tax rate decreased due to a change in the mix of income in the United States compared to regions outside of the United States, where tax rates were lower. In future years, the effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity in Earnings of Affiliates and Minority Interests

Equity in earnings of affiliates and minority interests was $3.9 million in 2008 compared to $1.7 million for 2007. We have majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity in the earnings of three of our subsidiaries under the equity method, one in India and two in North America.

Net Income
Based on the foregoing, net income increased $78.0 million to $234.4 million in 2008 from $156.4 million in 2007.

Year 2007 Compared to Year 2006

Overview
Net sales increased 26 percent to $3,322.2 million in 2007 compared to $2,628.4 million in 2006.  Of this increase, 14 percent was due to the acquisitions of Blagden Packaging Group’s steel drum manufacturing and closures businesses (“Blagden”) in the first quarter of 2007 and Delta Petroleum Company, Inc.’s blending and filling businesses (“Delta”) in the fourth quarter of 2006, and 4 percent was from currency translation.  The $693.8 million increase in net sales was primarily due to higher sales of products in our Industrial Packaging ($665.5 million), which benefited principally from stronger sales volumes compared to 2006, and higher selling prices in Paper Packaging ($28.6 million).

Operating profit was $289.6 million in 2007 compared to $246.2 million in 2006. Operating profit before the impact of restructuring charges and timberland disposals, net was $311.5 million for 2007 compared to $238.1 million for 2006.  The $73.4 million increase compared to the prior year was principally due to higher operating profit in all three of the Company’s business segments, which include Industrial Packaging ($62.0 million), Paper Packaging ($7.7 million) and Timber ($3.7 million). Operating profit before restructuring charges and the impact of timberland disposals, net, expressed as a percentage of net sales, increased to 9.4 percent for 2007 from 9.1 percent in 2006.

Segment Review

Industrial Packaging

The Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products and polycarbonate water bottles, and services, such as blending, filling and packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:
•	Selling prices and sales volumes;
•	Raw material costs, primarily steel, resin and containerboard;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Restructuring charges;
•	Contributions from recent acquisitions; and
•	Impact of currency translation.

In this segment, net sales increased 34 percent to $2,653.6 million in 2007 from $1,993.0 million in 2006 – an increase of 10 percent excluding the impact of the Blagden and Delta acquisitions (19 percent) and currency translation (5 percent).  This segment’s organic growth was driven by higher sales volumes in most regions, with particular strength in Europe and the emerging markets.

Gross profit margin for the Industrial Packaging segment was 18.3 percent in 2007 compared to 18.5 percent in 2006.  This decrease was primarily due to portfolio mix and increases in raw material costs that were partially offset by improvements in labor, transportation and other manufacturing costs which benefited from the continued execution of the Greif Business System.

Operating profit was $213.4 million in 2007 compared to $143.5 million in 2006. Operating profit before the impact of restructuring charges increased 38 percent to $229.4 million in 2007 from $167.5 million in 2006 primarily due to the improvement in net sales and the execution of the Greif Business System. Restructuring charges were $16.0 million in 2007 compared to $24.0 million in 2006.

Paper Packaging

The Paper Packaging segment sells containerboard, corrugated sheets and other corrugated products and multiwall bags in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices and sales volumes;
•	Raw material costs, primarily old corrugated containers;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System; and
•	Restructuring charges.

In this segment, net sales were $653.7 million in 2007 compared to $620.3 million in 2006.  The increase in net sales was principally due to higher containerboard selling prices implemented in 2006 and slightly improved volumes.

Gross profit margin for the Paper Packaging segment was 17.8 percent in 2007 compared to 17.5 percent in 2006.  Higher raw material costs, especially old corrugated containers, were partially offset by contributions from further execution of the Greif Business System.  The previously announced $40 per ton containerboard price increase has been fully implemented.

Operating profit was $62.5 million in 2007 compared to $50.8 million in 2006. Operating profit before the impact of restructuring charges increased 12 percent to $67.7 million in 2007 compared to $60.0 million in 2006 primarily due to higher net sales.  Restructuring charges were $5.2 million in 2007 compared to $9.2 million in 2006.

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

Net sales were $14.9 million in 2007, consistent with plan, compared to $15.1 million in 2006. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. The 2007 timber sales were in line with our expectations.

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

Restructuring Charges

Restructuring charges were $21.2 million and $33.2 million in 2007 and 2006, respectively.

Restructuring charges for 2007 consisted of $9.2 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees, and $10.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Two company-owned plants in the Industrial Packaging segment were closed.  Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. A total of 303 employees were severed in 2007.

Restructuring charges for 2006 consisted of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees and $6.1 million in other restructuring costs, primarily consisting of facility consolidation and lease terminations costs.  Four company-owned plants were closed. Three plants in the Paper Packaging segment and one in the Industrial Packaging segment were closed. The Industrial Packaging segment reduced the number of plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France.  In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. A total of 281 employees were severed in 2006.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Gains on Disposal of Properties, Plants and Equipment, Net

The gain on disposal of properties, plants and equipment, net increased by $1.4 million to $19.4 million in 2007 compared to $18.0 million in 2006.  The majority of the 2007 gains related to the sale of a small Canadian Industrial Packaging operation and the sale of surplus properties.

Interest Expense, Net

Interest expense, net was $45.5 million and $36.0 million in 2007 and 2006, respectively.  The increase was attributable to higher average debt outstanding due to our Blagden and Delta acquisitions, which was partially offset by lower interest expense for our 6 3/4 percent Senior Notes issued in the second quarter of 2007.  Those Senior Notes replaced our 8 7/8 percent Senior Subordinated Notes tendered in 2007.

Debt Extinguishment Charge

On February 9, 2007, we completed a tender offer for our 8 7/8 percent Senior Subordinated Notes.  In the tender offer, we purchased $245.6 million aggregate principal amount of the outstanding $248.0 million Senior Subordinated Notes.  As a result of this transaction, a debt extinguishment charge of $23.5 million ($14.5 million in cash and $9.0 million in non-cash items, such as write-off of unamortized capitalized debt issue costs) was recorded.  The remaining Senior Subordinated Notes were redeemed by us during the fourth quarter of 2007.  There was no debt extinguishment charge in 2006.

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

Income Tax Expense

During 2007, the effective tax rate was 25.3 percent compared to 30.7 percent in 2006.  The effective tax rate decreased due to the mix of income in regions outside of the United States versus inside the United States increasing where tax rates were lower.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for the foreseeable future.

Capital Expenditures and Business Acquisitions

During 2008, 2007 and 2006, we invested $143.1 million (excluding $2.5 million for timberland properties), $112.6 million (excluding $2.3 million for timberland properties), and $75.6 million (excluding $62.1 million for timberland properties), in capital expenditures, respectively.   We anticipate future capital expenditures, excluding the potential purchase of timberland property, of approximately $85 million through October 31, 2009. These expenditures will be primarily to replace and improve equipment.

During 2008, we acquired four small industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to an acquisition from October 2005 for an aggregate purchase price of $90.3 million.  These five acquisitions, one in South America (70 percent interest), one in the Middle East (51 percent interest), one in Asia, and two in North America, complemented our current businesses.  During 2008, we sold our Australian drum operations, sold our 51 percent interest in a Zimbabwean operation, sold three North American paper packaging operations and sold a North American industrial packaging operation.  The proceeds from these divestitures were $36.5 million resulting in a net gain of $31.6 million.  The 2007 sales and net income from these operations were not material to our overall operations.  See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

Balance Sheet Changes

The $46.1 million decrease in cash and cash equivalents was primarily due to the cost of 2008 North and South America, Asia, and the Middle East acquisitions, capital expenditures, debt repayments, higher priced inventories and dividends paid, partially offset by cash flows from operations.

The $53.2 million increase in trade accounts receivable was primarily due to the 2008 North and South America, Asia, and the Middle East acquisitions and overall higher selling prices.

The $61.0 million increase in inventories was primarily due to higher priced inventories and lower demand in the fourth quarter of 2008, coupled with the 2008 North and South America, Asia, and the Middle East acquisitions.

The $9.8 million increase in net assets held for sale was related to various industrial packaging and paper packaging facility closures.

Long-term notes receivable decreased $32.9 million due to the early collection of a note receivable.

The increase in other long-term assets of $25.5 million was primarily due to the 2008 North and South America, Asia, and the Middle East acquisitions.

Accounts payable decreased $26.4 million due to economic factors, timing of payments and foreign currency translation.

Short-term borrowings increased $28.4 million primarily due to continued expansion and working capital needs at our Chinese subsidiaries, as well as debt acquired for the South American acquisition.

Long-term debt increased by $50.5 million primarily due to financing the 2008 North and South America, Asia, and the Middle East acquisitions.

Borrowing Arrangements

Credit Agreement

We and certain of our international subsidiaries, as borrowers, and a syndicate of financial institutions are parties to a Credit Agreement (the “Credit Agreement”) that provides us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility is available for acquisitions, ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2008, $247.6 million was outstanding under the Credit Agreement.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of our international borrowers.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a minimum coverage of interest expense. The leverage ratio generally requires that at the end of any quarter we will not permit the ratio of (a) our total consolidated indebtedness less cash and cash equivalents to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The interest coverage ratio generally requires that at the end of any quarter we will not permit the ratio of (a) our EBITDA to (b) our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. On October 31, 2008, we were in compliance with these covenants.

Senior Notes
We have issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017.  Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes.  The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6 3/4 percent, and do not require any principal payments prior to maturity on February 1, 2017.  The fair value of the Senior Notes was $246.0 million at October 31, 2008, based upon quoted market prices. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness.  The Indenture pursuant to which the Senior Notes were issued contains covenants which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions.  These covenants are subject to a number of limitations and exceptions as set forth in the Indenture.  At October 31, 2008, we were in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, we entered into a $135.0 million receivables financing facility (the "New Receivables Facility") with Bank of America, National Association and its affiliate (the "Purchasers").  The New Receivables Facility replaced our prior $120.0 million receivables financing facility (the "Prior Receivables Facility") with Fortis Bank S.A./N.V and an affiliate.  The maturity date of the New Receivables Facility is December 8, 2013, subject to earlier termination by the Purchasers of their purchase commitment on December 7, 2009.  In addition, we can terminate the New Receivables Facility at any time upon five days prior written notice.  The New Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin.  Interest is payable on a monthly basis and the principal balance is payable upon termination of the New Receivables Facility.  The New Receivables Facility requires us to maintain a certain leverage ratio and a minimum coverage of interest expense. A significant portion of the initial proceeds from the New Receivables Facility was used to pay the obligations under the Prior Receivables Facility, and the proceeds will be used to pay fees, costs and expenses incurred in connection with the New Receivables Facility and for working capital and general corporate purposes.

There was a total of $120.0 million and $116.0 million outstanding under the Prior Receivables Facility as of October 31, 2008 and 2007, respectively.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, we had outstanding debt of $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings, at October 31, 2008 and outstanding debt of $49.4 million, comprised of $33.5 million in long-term debt and $15.9 million in short-term borrowings, at October 31, 2007.

Sale of Non-United States Accounts Receivables
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates.  The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks.  The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates.  The maximum amount of aggregate receivables that may be sold under our various RPAs was $156.1 million at October 31, 2008.  At October 31, 2008, total accounts receivable of $147.6 were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $8.1 million for the year ended October 31, 2008.  Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables.  The servicing liability for these receivables is not material to the consolidated financial statements.  See Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding these various RPAs.

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

Contractual Obligations

As of October 31, 2008, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1- 3 years	3-5 years	After 5 years
Long-term debt	$863.6	$35.0	$420.0	$41.0	$367.6
Short-term borrowing	62.0	62.0	-	-	-
Capital lease obligations	0.6	0.3	0.3	-	-
Operating leases	133.8	22.2	33.1	22.8	55.7
Liabilities held by special purpose entities	69.5	2.2	4.5	4.5	58.3
Total	$1,129.5	$121.7	$457.9	$68.3	$481.6

Our unrecognized tax benefits under FIN 48 have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2008, we repurchased no shares of Class A Common Stock, and we repurchased 381,400 shares of Class B Common Stock (see Item 5 to this Form 10-K for these repurchases). As of October 31, 2008, we had repurchased 2,733,272 shares, including 1,416,752 shares of Class A Common Stock and 1,316,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through October 31, 2008 was $32.9 million.

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

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2008, 2007 or 2006.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This Staff position delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, (2010 for us) and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We have evaluated the portions of the Statement that are effective for fiscal 2009 and do not expect the adoption of this Statement to have a material impact on our consolidated financial statements.  We are in the process of determining the impact of adopting the remaining portions of the Statement, which will be effective in fiscal 2010.

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

We had interest rate swap agreements with an aggregate notional amount of $100.0 million and $230.0 million at October 31, 2008 and 2007, respectively, with various maturities through 2010.  The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt.  Under certain of these agreements, we receive interest monthly or quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts.  A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $2.8 million and $1.5 million was recorded at October 31, 2008 and 2007, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2008 and 2007. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest either monthly or quarterly from the counterparties and pay interest either monthly or quarterly to the counterparties.

The fair values of the Credit Agreement, Senior Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2008 and 2007. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2008 and 2007.

FINANCIAL INSTRUMENTS
As of October 31, 2008
(Dollars in millions)

	Expected Maturity Date
	2009	2010	2011	2012	After 2012		Total	Fair Value

Credit Agreement:

Scheduled amortizations	$—	$248	$—	$—		$—	$248	$248

Average interest rate(1)	3.98%	3.98%	—	—		—	3.98%

Senior Notes:

Scheduled amortizations	$—	$—	$—	$—		$300	$300	$246

Average interest rate	6.75%	6.75%	6.75%	6.75%		6.75%	6.75%

Trade accounts receivable credit facility:

Scheduled amortizations	$—	$120	$—	$—		$—	$120	$120

Average interest rate(1)	4.24%	4.24%	—	—		—	4.24%

Interest rate swaps:

Scheduled amortizations	$50	$50	$—	$—	$		$100	$(2.7)

Average pay rate(2)	4.93%	4.93%	—	—		—	4.93%

Average receive rate(3)	3.11%	3.11%	—	—		—	3.11%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2008. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2008. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2008. The rates presented are not intended to project our expectations for the future.

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

The fair market value of the interest rate swaps at October 31, 2008 was a net liability of $2.8 million. Based on a sensitivity analysis performed by the counterparties at October 31, 2008, a 100 basis point decrease in interest rates would increase the fair value of the swap agreements by $0.9 million to a net liability of $3.7 million. Conversely, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $1.0 million to a net liability of $1.8 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

Prior to August 1, 2007, we had cross-currency interest rate swaps to hedge a portion of our net investment in our European subsidiaries.  Under these agreements, we received interest semi-annually from the counterparties equal to a fixed rate of 8.875 percent on $248.0 million and paid interest at a fixed rate of approximately 6.80 percent on €206.7 million.  These swaps matured on August 1, 2007 and we paid €206.7 million ($281.9 million) to the counterparties and received $248.0 million from the counterparties.

On August 1, 2007, we entered into new cross-currency interest rate swaps to hedge our net investment in our European subsidiaries.  Under these new agreements, we receive interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pay interest at a fixed rate of 6.25 percent on €219.9 million.  Upon maturity of these swaps on August 1, 2009, August 1, 2010 and August 1, 2012, we will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. An asset for the gain on these agreements of $24.5 million, representing their fair values, was recorded at October 31, 2008. A liability for the loss on these agreements of $17.4 million, which represents their fair values, was recorded at October 31, 2007.

At October 31, 2008, we had outstanding currency forward contracts in the notional amount of $174.0 million ($82.5 million at October 31, 2007). The purpose of these contracts is to hedge our exposure to currency translation, currency transactions and short-term intercompany loan balances with our international businesses. The fair value of these contracts resulted in a loss of $1.5 million recorded in other comprehensive income at October 31, 2008 and an insignificant loss recorded in the consolidated statements of income for 2008.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $29.5 million to a net gain of $52.5 million, which would include a $51.7 million in other comprehensive income on the balance sheet. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $29.3 million to a net loss of $6.3 million, which would include a $5.4 million in other comprehensive loss to the balance sheet.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood, old corrugated containers and energy. We do not currently engage in material hedging of commodities, other than small hedges in natural gas and old corrugated containers, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our commodity hedging contracts resulted in a $6.6 million loss recorded in other comprehensive income at October 31, 2008. A sensitivity analysis to changes in natural gas and old corrugated containers prices indicates that if natural gas prices decreased by 10 percent, the fair value of these instruments would decrease by $1.5 million to a net loss of $8.1 million. Conversely, if the natural gas and old corrugated prices increased by 10 percent, the fair value of these instruments would increase by $1.7 million to a net loss of $5.0 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2008	2007	2006
Net sales	$3,776,756	$3,322,294	$2,628,475
Costs of products sold	3,083,985	2,716,892	2,149,271
Gross profit	692,771	605,402	479,204
Selling, general and administrative expenses	339,157	313,377	259,122
Restructuring charges	43,202	21,229	33,238
Timberland disposals, net	340	(648)	41,302
Gain on disposal of properties, plants and equipment, net	59,534	19,434	18,017
Operating profit	370,286	289,582	246,163
Interest expense, net	49,628	45,512	35,993
Debt extinguishment charge	-	23,479	-
Other income (expense), net	(8,751)	(8,956)	(2,299)
Income before income tax expense and equity in earnings of affiliates and minority interests	311,907	211,635	207,871
Income tax expense	73,610	53,544	63,816
Equity in earnings of affiliates and minority interests	(3,943)	(1,723)	(1,936)
Net income	$234,354	$156,368	$142,119

Basic earnings per share:
Class A Common Stock	$4.04	$2.69	$2.46
Class B Common Stock	$6.04	$4.04	$3.69

Diluted earnings per share:
Class A Common Stock	$3.99	$2.65	$2.42
Class B Common Stock	$6.04	$4.04	$3.69

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$77,627	$123,699
Trade accounts receivable, less allowance of $13,532 and $12,539 in 2007	392,537	339,328
Inventories	303,994	242,994
Deferred tax assets	33,206	27,917
Net assets held for sale	21,321	11,564
Prepaid expenses and other current assets	93,965	96,283
	922,650	841,785
Long-term assets
Goodwill	512,973	493,252
Other intangible assets, net of amortization	104,424	96,256
Assets held by special purpose entities (Note 6)	50,891	50,891
Long-term notes receivable	3,548	36,434
Other long-term assets	85,015	59,547
	756,851	736,380

Properties, plants and equipment
Timber properties, net of depletion	199,701	197,235
Land	119,679	126,018
Buildings	343,702	356,878
Machinery and equipment	1,046,347	1,032,677
Capital projects in progress	91,549	90,659
	1,800,978	1,803,467
Accumulated depreciation	(734,581)	(728,921)
	1,066,397	1,074,546
	$2,745,898	$2,652,711

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$384,648	$411,095
Accrued payroll and employee benefits	91,498	84,977
Restructuring reserves	15,147	15,776
Short-term borrowings	44,281	15,848
Other current liabilities	136,227	121,214
	671,801	648,910
Long-term liabilities
Long-term debt	673,171	622,685
Deferred tax liabilities	183,021	159,494
Pension liabilities	14,456	19,892
Postretirement benefit liabilities	25,138	32,983
Liabilities held by special purpose entities (Note 6)	43,250	43,250
Other long-term liabilities	75,521	119,180
	1,014,557	997,484
Minority Interest	3,729	6,405

Shareholders' equity
Common stock, without par value	86,446	75,156
Treasury stock, at cost	(112,931)	(92,028)
Retained earnings	1,155,116	1,004,300
Accumulated other comprehensive income (loss):
- foreign currency translation	(39,693)	43,260
- interest rate derivatives	(1,802)	(997)
- energy and other derivatives	(4,299)	226
- minimum pension liabilities	(27,026)	(30,005)
	1,055,811	999,912
	2,745,898	2,652,711

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
For the years ended October 31,	2008	2007	2006
Cash flows from operating activities:
Net income	$234,354	$156,368	$142,119
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	106,378	102,295	90,488
Asset impairments	12,325	1,108	8,326
Deferred income taxes	18,238	(31,644)	12,302
Gain on disposals of properties, plants and equipment, net	(59,534)	(19,434)	(18,017)
Loss (gain) on timberland disposals, net	(340)	648	(41,302)
Equity in earnings of affiliates, net of dividends received, and minority interests	3,943	1,723	1,936
Gain on insurance settlement	-	-	(1,542)
Loss on extinguishment of debt	-	23,479	-
Trade accounts receivable	(65,877)	42,876	(28,782)
Inventories	(77,263)	24,120	(6,506)
Prepaid expenses and other current assets	(3,467)	(11,403)	(13,977)
Other long-term assets	13,240	(49,861)	(7,158)
Accounts payable	39,827	29,051	40,171
Accrued payroll and employee benefits	6,584	13,475	20,942
Restructuring reserves	(629)	5,772	(1,801)
Other current liabilities	16,310	55,194	(1,027)
Pension and postretirement benefit liability	(13,281)	(12,136)	(11,275)
Other long-term liabilities	(43,659)	41,692	10,591
Other	(47,313)	18,678	33,620
Net cash provided by operating activities	139,836	392,001	229,108

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(99,962)	(346,629)	(107,775)
Purchases of properties, plants and equipment	(143,077)	(112,600)	(75,630)
Purchases of timber properties	(2,500)	(2,300)	(62,110)
Receipt (issuance) of notes receivable	33,178	(32,248)	-
Proceeds from the sale of property, plants, equipment and other assets	60,333	22,218	70,408
Purchases of land rights and other	(9,289)	(3,765)	-
Proceeds from insurance settlement for properties, plants and equipment	-	-	2,562
Net cash used in investing activities	(161,317)	(475,324)	(172,545)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,293,751	2,040,111	1,020,340
Payments on long-term debt	(2,243,482)	(1,918,807)	(978,786)
Proceeds from (payments of) short-term borrowings	23,020	(14,486)	10,839
Acquisitions of treasury stock and other	(21,483)	(11,409)	(6,252)
Exercise of stock options	4,540	19,415	4,541
Dividends paid	(76,524)	(53,335)	(34,521)
Payments for premium for debt extinguishment	-	(14,303)	-
Debt issuance costs	-	(2,839)	-
Settlement of derivatives	-	(33,935)	-
Net cash (used in) provided by financing activities	(20,178)	10,412	16,161
Effects of exchange rates on cash	(4,413)	9,509	(8,034)
Net increase (decrease) in cash and cash equivalents	(46,072)	(63,402)	64,690
Cash and cash equivalents at beginning of year	123,699	187,101	122,411
Cash and cash equivalents at end of year	$77,627	$123,699	$187,101

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

	Shares	Amount	Shares	Amount	Retained Earnings	Other Comprehensive Income (Loss)	Shareholders' Equity
As of October 31, 2005	46,142	$49,251	30,700	$(75,956)	$793,669	$(36,076)	$730,888
Net income					142,119		142,119
Other comprehensive income (loss):
- foreign currency translation						(7,592)	(7,592)
- interest rate derivative, net of income tax expense of $37						877	877
- minimum pension liability adjustment, net of income tax expense of $6,117						11,358	11,358
- energy derivatives, net of income tax benefit of $509						(945)	(945)
Comprehensive income							145,817

Dividends paid
Class A - $0.60					(13,887)		(13,887)
Class B - $0.89					(20,634)		(20,634)
Treasury shares acquired	(196)		196	(6,252)			(6,252)
Stock options exercised	326	4,948	(326)	523			5,471
Tax benefit of stock options		1,765					1,765
Long-term incentive shares issued	16	471	(16)	23			494
Directors shares issued	12	330	(12)	19			349
As of October 31, 2006	46,300	$56,765	30,542	$(81,643)	$901,267	$(32,378)	$844,011
Net income					156,368		156,368
Other comprehensive income (loss):
- foreign currency translation						41,735	41,735
- interest rate derivative, net of income tax expense of $466						864	864
- minimum pension liability adjustment, net of income tax expense of $7,232						17,360	17,360
- energy derivatives, net of income tax expense of $361						1,171	1,171
Comprehensive income							217,498

- Adjustment to initially apply SFAS No. 158, net of income tax benefit of $7,769						(16,268)	(16,268)
Dividends paid
Class A - $0.92					(21,716)		(21,716)
Class B - $1.37					(31,619)		(31,619)
Treasury shares acquired	(204)		204	(11,409)			(11,409)
Stock options exercised	559	7,732	(559)	949			8,681
Tax benefit of stock options		8,076					8,076
Long-term incentive shares issued	38	2,104	(38)	64			2,168
Directors shares issued	6	479	(6)	11			490
As of October 31, 2007	46,699	$75,156	30,143	$(92,028)	$1,004,300	$12,484	$999,912
Net income					234,354		234,354
Other comprehensive income (loss):
- foreign currency translation						(82,953)	(82,953)
- interest rate derivative, net of income tax benefit of $433						(805)	(805)
- minimum pension liability adjustment, net of income tax expense of $920						2,979	2,979
- energy derivatives, net of income tax benefit of $1,954						(3,629)	(3,629)
- commodity hedge, net of income tax benefit of $482						(896)	(896)
Comprehensive income							149,050
Adjustment to initially apply FIN 48					(7,015)		(7,015)
Dividends paid:
Class A - $1.32					(31,591)		(31,591)
Class B - $1.97					(44,933)		(44,933)
Treasury shares acquired	(382)		382	(21,476)			(21,476)
Stock options exercised	283	3,949	(283)	484			4,433
Tax benefit of stock options		4,709					4,709
Long-term incentive shares issued	44	2,633	(44)	89			2,722
As of October 31, 2008	46,644	$86,446	30,198	$(112,931)	$1,155,116	$(72,820)	$1,055,811

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

There are approximately 9,600 employees of the Company at October 31, 2008.

Fiscal Year

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2008, 2007 or 2006, or to any quarter of those years, relates to the fiscal year ending in that year.

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

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of surplus and higher and better use (“HBU”) property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property is used by the Company to productively grow and sell timber until sold.

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

In the first quarter of fiscal 2008, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard provides that a tax benefit from uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate as well as related interest and penalties.

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

Allowance for Accounts Receivable

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the Company estimates of the recoverability of amounts due to the Company could change by a material amount.

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis for approximately 68 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 32 percent of consolidated inventories.

During 2008 and 2007, increases in certain inventory quantities caused an increase in the LIFO inventory values, which resulted in expense of $9.2 million and $0.2 million, net of tax, respectively. Certain inventory quantity reductions caused a liquidation of LIFO inventory values during 2006 by $2.8 million, net of tax.  The Company also evaluates reserves for inventory obsolescence and losses under firm purchase commitments for goods or inventories.

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2008	2007
Finished goods	$71,659	$75,428
Raw materials and work-in process	279,186	202,392
	350,845	277,820
Reduction to state inventories on last-in, first-out basis	(46,851)	(34,826)
	$303,994	$242,994

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45

Machinery and equipment	3-19

Depreciation expense was $92.9 million in 2008, $89.6 million in 2007 and $82.8 million in 2006. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 268,700 acres at October 31, 2008, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $4.2 million, $4.3 million and $3.6 million in 2008, 2007 and 2006, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timber properties, which consisted of approximately 27,450 acres at October 31, 2008, are not actively managed at this time, and therefore, no depletion expense is recorded.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by SFAS No.144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of October 31, 2008, there were eleven locations held for sale (nine in the Industrial Packaging segment and two in the Paper Packaging segment). In 2008, the Company recorded net sales of $15.4 million and net loss before taxes of $8.2 million, primarily related to the Industrial Packaging segment. As of October 31, 2007, there were seven locations held for sale (six in the Industrial Packaging segment and one in the Paper Packaging segment). In 2007, the Company recorded net sales of $46.6 million and net income before taxes of $4.5 million for these locations. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The properties within the net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

Internal Use Software

Internal use software is accounted for under Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three- to ten- year period.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” the Company records all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

The Company uses interest rate swap agreements for cash flow hedging purposes. For derivative instruments that hedge the exposure of variability in interest rates, designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness has not been material during all years presented herein.

The Company enters into currency forward contracts to hedge certain currency transactions and short-term intercompany loan balances with its international businesses. In addition, the Company uses cross-currency swaps to hedge a portion of its net investment in its European subsidiaries. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other comprehensive income (loss).

The Company uses derivative instruments to hedge a portion of its natural gas and old corrugated containers purchases. These derivatives are designated as cash flow hedges. The effective portion of the net gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings.

Any derivative contract that is either not designated as a hedge, or is so designated but is ineffective, is adjusted to market value and recognized in earnings immediately. If a cash flow hedge ceases to qualify for hedge accounting or is terminated, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The functional currency for international operations in highly inflationary economies is the United States dollar, and any gains or losses are credited or charged to income. The amounts included in other income (expense) related to transaction gain and losses, net were $(1.3) million, $(2.8) million and $2.0 million in 2008, 2007 and 2006, respectively.

During the first quarter of 2008, the Company sold a business unit in Australia. Included in the gain calculation for the disposal in Australia was the reclassification to net income of a gain of $37.4 million of accumulated foreign currency translation adjustments.

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

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share(1):

For the years ended October 31,	2008	2007	2006
Class A Common Stock:
Basic earnings per share	23,932,045	23,594,814	23,127,522
Assumed conversion of stock options	446,560	577,872	598,586
Diluted earnings per share	24,378,605	24,172,686	23,726,108

Class B Common Stock:
Basic and diluted earnings per share	22,797,825	22,994,494	23,055,258

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

There were no Class A options that were antidilutive for 2008, 2007 and 2006.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan.  In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2007 and 2006, respectively, includes compensation expense for share-based awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. No options were granted in 2008, 2007 and 2006. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  There was no share-based compensation expense recognized under SFAS No. 123(R) for 2008 and $0.1 million and $0.9 million, respectively, was recognized for 2007 and 2006.

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

Restricted Stock

Under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, the Company granted 35,938 and 7,664 shares of restricted stock with a weighted average grant date fair value of $62.38 and $62.58, respectively in 2008.  The Company granted 37,624 and 6,432 shares of restricted stock with a weighted average grant date fair value of $57.61 and $62.14, under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, respectively in 2007.  All restricted stock awards are fully vested upon being awarded.

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

Self-Insurance

The Company is self-insured with respect to certain of its medical and dental claims and certain of its workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and workers’ compensation claims and claims incurred but not reported of $3.1 million and $21.9 million, respectively, at October 31, 2008 and $2.7 million and $19.7 million, respectively, at October 31, 2007.

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings for 2008, 2007, and 2006 were $1.6 million, $0.3 million and $0.4 million, respectively. Dividends received from our equity method subsidiaries were $0.1 million, $0.2 million, and $0.2 million for the years ending October 31, 2008, 2007, and 2006, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for 2008, 2007, and 2006 was $5.6 million, $1.7 million, and $1.9 million, respectively.

Other Income (Expense), Net

Other income (expense), net primarily represents Non-United States trade receivables program fees, currency translation and remeasurement gains (losses) related to hyperinflationary accounting, and other infrequent non-operating items.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.

Recent Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157.”  This Staff position delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 (2010 for us), and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company has evaluated the portions of the Statement that are effective for fiscal 2009 and does not expect the adoption of this Statement to have a material impact on the Company’s consolidated financial statements or results of operations.  The Company is in the process of determining the impact of adopting the remaining portions of the Statement, which will be effective in fiscal 2010.

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

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to an acquisition from October 2005 for an aggregate purchase price of $90.3 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, acquisition of a 70 percent interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $72.0 million (including $12.2 million of accounts receivable and $7.4 million of inventory) and liabilities assumed were $43.2 million. Identifiable intangible assets, with a combined fair value of $21.9 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $39.6 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.   The Company is required to make a contingent payment in February 2009 based on a fixed percentage of EBITDA for one acquisition.  Furthermore, in December 2010, the Company is required to pay $5.0 million to purchase the land and building that is currently being leased from the seller of one acquisition.  The contingent payment paid of $5.0 million for the October 2005 acquisition was determined on a calculation of 1% of all North American (excluding Canada) fibre drum sales at the acquired plant since the acquisition date.

As of the completion date of the acquisitions made during 2008, the Company had begun to formulate various restructuring plans at certain of the acquired businesses discussed above.  The Company’s restructuring plans for certain of these newly acquired businesses preliminarily include plans to consolidate locations.

During 2007, the Company completed seven acquisitions of industrial packaging companies for an aggregate purchase price of $346.4 million. These seven acquisitions were the Blagden Packaging Group in November 2006, the acquisition of two small North American companies in November 2006, the acquisition of one small North African company in January 2007, the acquisition of the remaining ownership of two of the Company’s minority owned plants in Russia in July 2007, the acquisition of a North American joint venture in October 2007, and the acquisition of one small South American company in October 2007. These industrial packaging acquisitions complemented the Company’s existing product lines to provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the assets acquired were $172.2 million (including $61.2 million of accounts receivable and $43.5 million of inventory) and liabilities assumed were $75.1 million. Identifiable intangible assets, with a combined fair value of $57.2 million, including trade-names, customer relationships and certain non-compete agreements; have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $192.1 million was recorded as goodwill.

During 2007, the Company implemented various restructuring plans at certain of the 2007 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $11.7 million, of which $1.3 million remains in the restructuring reserve at October 31, 2008. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

During 2008, the Company sold a business unit in Australia, a 51 percent interest in a Zimbabwean operation, three North American paper packaging operations and a North American industrial packaging operation. The net gain from these divestitures was $31.6 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income. Included in the gain calculation for the disposal in Australia was the reclass to net income of a gain of $37.4 million of accumulated foreign currency translation adjustments.

Had the transactions occurred on November 1, 2005, results of operations would not have differed materially from reported results.

NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables oriented by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc.  The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €115 million ($149.4 million) at October 31, 2008.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank.  The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 10.0 million Singapore Dollars ($6.7 million) at October 31, 2008.

In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At October 31, 2008 and 2007, €106.0 million ($137.8 million) and €96.0 million ($138.5 million), respectively, of accounts receivable were sold under the RPA and Italian RPA.  At October 31, 2008, 7.8 million Singapore Dollars ($5.3 million) of accounts receivable were sold under the Singapore RPA. At October 31, 2008, 9.5 million Brazilian Reais ($4.5 million) of accounts receivable were sold under the Brazil Agreements.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €5.9 million ($7.9 million) and €3.7 million ($5.0 million) for the years ended October 31, 2008 and 2007, respectively. Expenses associated with the Singapore RPA and Brazil Agreements were not material to the consolidated financial statements. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, Italian RPA, Singapore RPA and Brazil Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s business segments have been identified as reporting units, of which two contain goodwill that is assessed for impairment.  A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics.  The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2008 and 2007 are as follows (Dollars in thousands):

	Industrial Packaging	Paper Packaging	Total
Balance at October 31, 2006	$251,805	$34,747	$286,552
Goodwill acquired	215,316	-	215,316
Goodwill adjustments	(691)	(9,627)	(10,318)
Currency translation	1,702	-	1,702
Balance at October 31, 2007	468,132	25,120	493,252
Goodwill acquired	39,663	7,970	47,633
Goodwill adjustments	(2,237)	(170)	(2,407)
Goodwill disposals	(8,255)	(259)	(8,514)
Currency translation	(16,991)	-	(16,991)
Balance at October 31, 2008	$480,312	$32,661	$512,973

The 2008 goodwill acquired of $47.6 million is preliminary. The $39.6 million of goodwill relates to the acquisition of industrial packaging companies in North and South America, the Middle East and Southeast Asia, and $8.0 relates to an acquisition of a paper packaging company in North America.  The goodwill disposals of $8.5 million primarily represent the divestiture of the Australian drum operations and the sale of plants in North America.  The goodwill adjustments represent a net decrease in goodwill of $2.4 million primarily related to finalization of the purchase price allocations of prior year acquisitions.

The 2007 goodwill acquired of $215.3 million was primarily related to the 2006 and 2007 acquisitions of industrial packaging companies in Europe, Asia, South America and North America.  The 2007 goodwill adjustments represent the net reduction in goodwill of $10.3 million for the recognition of deferred tax asset, the reversal of tax contingency reserves, and a reversal of a deferred tax liability pertaining to the Corrchoice acquisition. The adjustments to goodwill described above were made in accordance with SFAS No. 141, “Business Combinations,” and applicable accounting pronouncements pertaining to tax matters existing at the business combination date.

All intangible assets for the periods presented, excluding the goodwill items discussed above and except for $8.0 million, related to the Tri-Sure Trademark, Blagden Express Tradename and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from 5 to 20 years. The details of other intangible assets by class as of October 31, 2008 and October 31, 2007 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2008:
Trademarks and patents	$29,996	$13,066	$16,930
Non-compete agreements	16,514	3,470	13,044
Customer relationships	80,017	10,741	69,276
Other	9,624	4,450	5,174
Total	$136,151	$31,727	$104,424

October 31, 2007:
Trademarks and patents	$31,983	$10,922	$21,061
Non-compete agreements	19,708	5,328	14,380
Customer relationships	61,145	6,470	54,675
Other	10,032	3,892	6,140
Total	$122,868	$26,612	$96,256

During 2008, other intangible assets, net of accumulated amortization, increased by $13.3 million.  The cost increased $23.3 million due to acquisitions of Industrial Packaging companies in Europe, Asia, Middle East and North America, as well as a Paper Packaging company in North America, and was decreased by $0.7 million related to the sale of a Paper Packaging company in North America.  Currency translation decreased the other intangible assets by $6.0 million.  The weighted average amortization period of the intangibles acquired in 2008 is 10.2 years.  Amortization expense was $9.2 million, $8.3 million and $4.1 million for 2008, 2007 and 2006, respectively. Amortization expense for the next five years is expected to be $13.1 million in 2009, $12.5 million in 2010, $11.5 million in 2011, $9.4 million in 2012 and $6.6 million in 2013.

NOTE 5 – RESTRUCTURING CHARGES

The focus for restructuring activities in 2008 was on the integration of recent acquisitions in the Industrial Packaging (formerly known as “Industrial Packaging & Services”) segment and on alignment to market focused strategy and on the integration of a recent acquisition and closing of two paper packaging facilities in the Paper Packaging (formerly known as “Paper, Packaging & Services”) segment.  During 2008, the Company recorded restructuring charges of $43.2 million, consisting of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees, and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six company-owned plants in the Industrial Packaging segment and four company-owned plants in the Paper Packaging segment were closed.  The total employees severed during 2008 were 630.

For each relevant business segment, costs incurred in 2008 are as follows (Dollars in thousands):

	Amounts Incurred in 2008	Total Amounts Expected to be Incurred
Industrial Packaging:
Employee separation costs	$14,822	$20,855
Asset impairments	11,670	11,670
Professional fees	446	450
Other restructuring costs	7,033	8,623
	33,971	41,598

Paper Packaging:
Employee separation costs	5,652	7,100
Asset impairments	631	631
Other restructuring costs	2,872	3,537
	9,155	11,268

Timber:
Employee separation costs	76	76

	$43,202	$52,942

Following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2008 and 2007 (Dollars in thousands):

	Cash Charges		Non-Cash Charges
	Employee Separation Costs	Other costs	Asset Impairments	Total
Balance at October 31, 2006	$8,391	$-	$-	$8,391
Costs incurred and charged to expense	9,170	11,144	915	21,229
Reserves established in the purchase price of business combinations	8,566	2,195	-	10,761
Costs paid or otherwise settled	(13,831)	(9,859)	(915)	(24,605)
Balance at October 31, 2007	$12,296	$3,480	$-	$15,776
Costs incurred and charged to expense	20,550	10,277	12,375	43,202
Reserves established in the purchase price of business combinations	1,111	147	-	1,258
Costs paid or otherwise settled	(19,544)	(13,170)	(12,375)	(45,089)
Balance at October 31, 2008	$14,413	$734	$-	$15,147

The focus for restructuring activities in 2007 was on integration of acquisitions in the Industrial Packaging segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.  During 2007, the Company recorded restructuring charges of $21.2 million, consisting of $9.2 million in employee separation costs, $0.9 million in asset impairments, $1.0 million in professional fees, and $10.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Two company-owned plants in the Industrial Packaging segment were closed.  Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2007 were 303.

During 2006, the Company recorded restructuring charges of $33.2 million, consisting of $16.8 million in employee separation costs, $8.3 million in asset impairments, $2.0 million in professional fees, and $6.1 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Four company-owned plants were closed during 2006. Three plants in the Paper Packaging segment, and one in the Industrial Packaging segment were closed. The Industrial Packaging segment reduced the number of plants in the United Kingdom from five to three; merged operations of businesses purchased in October 2005 into existing North American plants; and consolidated one plant in France. In addition, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. The total employees severed in 2006 was 281.

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

Assets of the Buyer SPE at October 31, 2008 and 2007 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2008 and 2007. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated income statements for the years ended October 31, 2008, 2007 and 2006 includes interest expense on STA Timber debt of $2.3 million per year and interest income on Buyer SPE investments of $2.4 million per year.

NOTE 7 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31,	October 31,
	2008	2007
Credit Agreement	$247,597	$173,131
Senior Notes	300,000	300,000
Trade accounts receivable credit facility	120,000	116,024
Other long-term debt	5,574	33,530
	$673,171	$622,685

Credit Agreement

In 2005, the Company and certain of its international subsidiaries, as borrowers, entered into a Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions that provides for a $350.0 million revolving multicurrency credit facility. On October 31, 2006, the Credit Agreement was amended to increase the revolving multicurrency credit facility from $350.0 million to $450.0 million. The revolving multicurrency credit facility is available for acquisitions, ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of October 31, 2008, $247.6 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 3.98 percent and 5.26 percent for the years ended October 31, 2008 and 2007, respectively. The interest rate was 3.62 percent and 5.50 percent at October 31, 2008 and 2007, respectively.

The Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At October 31, 2008, the Company was in compliance with these covenants.

Senior  Notes

On February 9, 2007, the Company issued $300.0 million of 6 3/4 percent Senior Notes due February 1, 2017.  Interest on the Senior Notes is payable semi-annually.  Proceeds from the issuance of the Senior Notes were principally use to fund the purchase of the Senior Subordinated Notes in the tender offer and for general corporate purposes.

The fair value of the Senior Notes was $246.0 million at October 31, 2008 based upon quoted market prices.  The Indenture pursuant to which the Senior Notes were issued contains certain covenants.  At October 31, 2008, the Company was in compliance with these covenants.

United States of America Trade Accounts Receivable Credit Facility

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States.  On October 24, 2007, the credit facility was amended to extend the maturity date to October 20, 2010.  The facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on LIBOR plus a margin or other agreed upon rate (4.69 percent and 5.38 percent interest rate as of October 31, 2008 and 2007, respectively). The Company can terminate this facility at any time upon 60 days prior written notice. In connection with this transaction, the Company established Greif Receivables Funding LLC (“GRF”), which is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and the liabilities of GRF are not liabilities or obligations of the Company. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility. There was a total of $120.0 million and $116.0 million outstanding under the trade accounts receivable credit facility as of October 31, 2008 and 2007, respectively.

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

On December 8, 2008, the Company entered into a $135.0 million receivables financing facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 7, 2009, or such later date to which the purchase commitment may be extended by agreement of the parties. In addition, the Company can terminate the receivables facility at any time upon five days prior written notice. A significant portion of the proceeds from this receivables facility were used to pay the obligations under the facility described above, which was then terminated. The remaining proceeds will be used to pay certain fees, costs and expenses incurred in connection with the receivables facility and for working capital and general corporate purposes.

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

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States of America trade accounts receivable credit facility, the Company had outstanding debt of $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings, at October 31, 2008 and outstanding debt of $49.3 million, comprised of $33.5 million in long-term debt and $15.9 million in short-term borrowings, at October 31, 2007.

Annual maturities of the Company’s long-term debt are $373.1 million in 2010 and $300.0 million after 2013.

At October 31, 2008 and 2007, the Company had deferred financing fees and debt issuance costs of $4.6 million and $6.2 million, respectively, which are included in other long-term assets.

During 2008, the Company paid $74.3 million of interest ($52.9 million in 2007 and $44.9 million in 2006) related to its long-term obligations. Interest of $2.7 million in 2008, $1.7 million in 2007 and $0.1 million in 2006 was capitalized.

Non-Cancelable Operating Leases

The Company has entered into non-cancelable operating leases for buildings, trucks and computer equipment. The future minimum lease payments for the non-cancelable operating leases are $22.2 million in 2009, $18.0 million in 2010, $15.1 million in 2011, $13.2 million in 2012, $9.6 million in 2013, and $55.7 million thereafter. Rent expense was $20.7 million in 2008, $22.8 million in 2007 and $23.2 million in 2006.

NOTE 8 – FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2008 and 2007 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt were $619.2 million and $620.4 million compared to the carrying amounts of $673.2 million and $622.7 million at October 31, 2008 and 2007, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

The Company had interest rate swap agreements with an aggregate notional amount of $100.0 million and $230.0 million at October 31, 2008 and 2007, respectively, with various maturities through 2010. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (4.93 percent at October 31, 2008) over the life of the contracts.

Prior to August 1, 2007, the Company had cross-currency interest rate swaps that matured on August 1, 2007 and the Company paid €206.7 million ($281.9 million) to the counterparties and received $248.0 million from the counterparties.

On August 1, 2007, the Company entered into cross-currency interest rate swaps.  Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million.  Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. An asset for the gain on these agreements of $24.5 million, representing their fair values, was recorded at October 31, 2008. A liability for the loss on these agreements of $17.4 million, representing their fair values, was recorded at October 31, 2007.

At October 31, 2008, the Company had outstanding currency forward contracts in the notional amount of $174.0 million ($82.5 million at October 31, 2007). The purpose of these contracts is to hedge the Company’s exposure to currency transactions and short-term inter-company loan balances with its international businesses. The fair value of these contracts resulted in a loss of $1.5 million recorded in other comprehensive income and a loss of $0.03 million recorded in the consolidated statements of income for the year ended October 31, 2008. The fair value of similar contracts resulted in a gain of $1.1 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income for the year ended October 31, 2007.

During 2008, the Company entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2008. The fair value of the energy hedges was in an unfavorable position of $5.2 million ($3.4 million net of tax) at October 31, 2008, compared to an unfavorable position of $0.3 million ($0.2 million net of tax) at October 31, 2007. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the year ended October 31, 2008.

During 2008, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in old corrugated containers prices through August 31, 2009.  The fair value of these hedges was in an unfavorable position of $1.4 million ($0.9 million net of tax) at October 31, 2008.  As a result of the high correlation between the hedging instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the year end October 31, 2008.

The counterparties to its derivative financial instrument contracts may expose the Company to credit losses in the event of their nonperformance.

The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amounts the Company would pay or receive to terminate the agreements at the reporting date.

During the next twelve months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive loss of approximately $2.7 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s capital stock, without par value (shares of Class A and Class B Common Stock), and treasury shares at the specified dates:

Common Stock	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2008
Class A	128,000,000	42,281,920	24,081,998	18,199,922
Class B	69,120,000	34,560,000	22,562,266	11,997,734

October 31, 2007
Class A	128,000,000	42,281,920	23,754,753	18,527,167
Class B	69,120,000	34,560,000	22,943,666	11,616,334

All share information in the above table has been adjusted to reflect the following:  On February 26, 2007, the Company’s shareholders approved an amendment to the Company’s certificate of incorporation increasing the number of the Company’s authorized shares to 128,000,000 shares of Class A Common Stock from 32,000,000 and 69,120,000 shares of Class B Common Stock from 17,280,000. Subsequent to the aforementioned approval, the Company’s Board of Directors authorized a 2-for-1 stock split of the Company’s shares of Class A Common Stock and Class B Common Stock. The split was payable on April 11, 2007 to shareholders of record on March 19, 2007. The stock split means that each holder of Class A Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class A Common Stock for every share they held of Class A Common Stock and each holder of Class B Common Stock as of the close of business on March 19, 2007 received on April 11, 2007 one additional share of Class B Common Stock for every share they held of Class B Common Stock. The day on which such shares began trading on the New York Stock Exchange reflecting the stock split was April 12, 2007.

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

Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options may be granted at exercise prices equal to the market value of the common stock on the date options are granted and become fully vested two years after date of grant. Options expire 10 years after date of grant.

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

No stock options were granted during 2008, 2007 or 2006.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	1,072	$15.75	1,633	$15.62	1,958	$15.34
Granted	-	-	-	-	-	-
Forfeited	2	11.50	2	12.71	-	-
Exercised	285	15.03	559	15.38	325	13.94
Ending balance	785	$16.01	1,072	$15.75	1,633	$15.62

The Company’s results of operations for the fiscal year ended October 31, 2008 include no share based compensation expense for stock options. The Company’s results of operations for the fiscal year ended October 31, 2007 include $0.1 million of share based compensation expense for stock options (net of an insignificant tax effect).  The Company’s results for the fiscal year ended October 31, 2006 include $0.6 million of share based compensation expense for stock options (net of $0.3 million of income taxes).

As of October 31, 2008, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$9 - $15	433	4
$15 - $24	332	5
$24 - $32	20	8

All outstanding options were exercisable at October 31, 2008 and October 31, 2007 (1,415,644 options were exercised at October 31, 2006).

All references to the number of shares and per share amounts in the Consolidated Financial Statements are presented on a post-split basis.

NOTE 11—INCOME TAXES

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,		2008	2007	2006
Current
	Federal	$34,369	$24,422	$22,112
	State and local	3,589	3,877	754
	International	31,167	33,739	30,142
		69,125	62,038	53,008
Deferred
	Federal	(1,180)	(9,874)	14,368
	State and local	(269)	(1,480)	1,845
	International	5,934	2,860	(5,405)
		4,485	(8,494)	10,808
		$73,610	$53,544	$63,816

International income before income tax expense amounted to $213.7 million in 2008 ($156.4 million in 2007 and $105.1 million in 2006).

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2008	2007	2006
United States federal tax rate	35.0%	35.0%	35.0%
International tax rate differential	(8.6)%	(8.6)%	(5.4)%
State and local taxes, net of federal tax benefit	1.1%	0.9%	1.8%
Other non-recurring items	(3.9)%	(2.0)%	(0.7)%
	23.6%	25.3%	30.7%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

Deferred tax assets:	2008	2007
Vacation accruals	$1,721	$2,444
Allowance for doubtful accounts	2,532	2,467
Incentives	10,637	8,974
Inventories	3,535	1,639
Restructuring reserves	3,156	3,881
Interest	2,342	8
Severance	3,128	3,552
Stock Options	3,939	4,638
Net operating loss carryforwards	123,112	117,565
Derivatives instruments	3,285	412
Minimum pension liabilities	19,926	19,394
Deferred compensation	1,720	2,029
Environmental reserves	10,666	11,180
Foreign tax credits	1,936	1,758
Workers compensation accruals	113	1,651
Postretirement	6,956	8,091
Insurance operations	11,815	9,957
State income tax	8,903	8,575
Other	4,149	7,522
Total deferred tax assets	223,571	215,737
Valuation allowance	(85,633)	(81,049)
Net deferred tax assets	137,938	134,688

Deferred tax liabilities:
Properties, plants and equipment	107,722	115,094
Goodwill and other intangible assets	53,853	49,632
Timberland transactions	91,430	89,867
Pension	13,293	11,672
Total deferred tax liabilities	(266,298)	(266,265)
Net deferred tax asset (liability)	$(128,360)	$(131,577)

At October 31, 2008, the Company had tax benefits from international net operating loss carryforwards of approximately $118.0 million and approximately $5.0 million of state net operating loss carryfowards.  A majority of the international net operating losses will begin expiring in 2011. At October 31, 2008, valuation allowances of approximately $84.0 million have been provided against the tax benefits from international net operating loss carryforwards. Of these, $49.5 million of valuation allowances are provided for international net operating loss carryforwards acquired in the Van Leer Industrial Packaging acquisition for which subsequently recognized tax benefits will be allocated to reduce goodwill.

At October 31, 2008 the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

On November 1, 2007, the Company adopted FASB Interpretation “FIN” No. 48, “Accounting for Uncertainty in Income Taxes,” FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions.  FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The recognition and measurement guidelines of FIN 48 were applied to all of the Company’s material income tax positions as of the beginning of fiscal year 2008, resulting in an increase in the Company’s tax liabilities of $7.0 million with a corresponding decrease to beginning retained earnings for the cumulative effect of the change in accounting principle.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at November 1, 2007	$60,476
Increases in tax positions for prior years	2,295
Decreases in tax positions for prior years	(928)
Increases in tax positions for current years	378
Settlements with taxing authorities	(186)
Lapse in statute of limitations	(3,872)
Currency translation	(6,448)
Balance at October 31, 2008	$51,715

The unrecognized benefits balance included $7.3 million at October 31, 2008 that, if recognized, would not reduce the Company’s tax rate.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of October 31, 2008 and November 1, 2007, the Company had $11.9 million and $13.2 million, respectively, accrued for the payment of interest and penalties. For the year ended October 31, 2008, the Company recognized $1.3 million of interest and penalties in the consolidated statement of income, which was recorded as part of income tax expense.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2009 based on lapses of the applicable statutes of limitations of unrecognized tax benefits.  The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $2.2 million to $2.4 million.  Actual results may differ materially from this estimate.

The Company has concluded all tax authority audits and has closed all periods through 2003.

During 2008, the Company paid $57.3 million in income taxes ($43.2 million in 2007 and $33.7 million in 2006).

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

Under SFAS No. 158, companies must change the plan measurement date to the end of the employer’s fiscal year.  During fiscal year 2009, the Company will change its measurement date from August 31 to October 31 for all of the Company’s defined benefit plans. This can be done using either of two methods: the re-measurement method or the alternative method.  If the re-measurement method is adopted, then, in accordance with the measurement date transition provisions of SFAS 158, the Company will re-measure benefit obligations and plan assets as of the beginning of the fiscal year using economic assumptions updated as of October 31, 2008.

The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at October 31, 2007 was as follows (Dollars in thousands):

	Before Application of SFAS No. 158	Adjustments	After Appliation of SFAS No. 158
Prepaid costs	$79,457	$(35,872)	$43,585
Intangible asset	$5,586	$(5,586)	$-
Pension liabilities	$57,138	$(4,122)	$53,016
Accumulated other comprehensive income, before tax	$21,001	$37,336	$58,337

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, Netherlands, South Africa and United Kingdom. The Company’s Australian defined benefit pension plan was settled in 2008 (which resulted in a settlement loss of $3.4 million).  The Company uses a measurement date of August 31 for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at both August 31, 2008 and 2007.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2008	2007	2006
Service cost	$11,932	$14,497	$14,743
Interest cost	28,410	29,149	25,379
Expected return on plan assets	(33,460)	(32,941)	(30,229)
Amortization of prior service cost	811	1,211	1,047
Amortization of initial net asset	19	(618)	(791)
Recognized net actuarial loss	3,822	5,688	6,639
Curtailment, settlement and other	3,512	652	(484)
	$15,046	$17,638	$16,304

The significant weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2008	2007	2006
Discount rate	6.66%	5.88%	5.25%
Expected return on plan assets (1)	7.56%	7.32%	7.53%
Rate of compensation increase	3.91%	3.71%	3.64%

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

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$546,060	$515,179
Benefit obligation adjustments	(2,039)	8,952
Service cost	11,932	14,497
Interest cost	28,410	29,149
Plan participant contributions	618	823
Amendments	1,384	713
Actuarial gain	(34,326)	(23,812)
Foreign currency effect	(46,822)	31,721
Benefits paid	(24,952)	(30,969)
Curtailment/settlement gain	(9,502)	(193)
Benefit obligation at end of year	$470,763	$546,060

Change in plan assets:
Fair value of plan assets at beginning of year	$528,529	$455,962
Other adjustments	(1,580)	(6,063)
Settlement gain	(11,004)	-
Actual return on plan assets	(3,695)	53,898
Expenses paid	(700)	(649)
Plan participant contributions	618	823
Foreign currency effects	(52,331)	31,340
Employer contributions	22,291	22,695
Benefits paid	(23,506)	(29,477)

Fair value of plan assets at end of year	$458,622	$528,529

	2008	2007
Funded status	$(12,141)	$(17,531)
Unrecognized net actuarial loss	48,067	51,813
Unrecognized prior service cost	6,345	5,760
Unrecognized initial net obligation	404	764
Additional contributions (September 1 to October 31)	4,538	8,100

Net amount recognized	$47,213	$48,906

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$40,621	$43,585
Accrued benefit liability	(48,224)	(53,016)
Accumlated other comprehensive loss	54,816	58,337

Net amount recognized	$47,213	$48,906

Aggregated accumulated benefit obligations for all plans were $440.1 million and $505.3 million at August 31, 2008 and 2007, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $125.2 million, $119.6 million and $87.7 million, respectively, as of August 31, 2008. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans were $111.0 million, $107.5 million and $87.7 million, respectively, as of August 31, 2008.

Pension plan contributions totaled $18.7 million, $27.4 million, and $18.9 million during 2008, 2007 and 2006, respectively. Contributions during 2009 are expected to be approximately $17.6 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2008 Actual	Target
Equity securities	61%	64%
Debt securities	30%	28%
Other	9%	8%
Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments

2009	$27,079

2010	$26,456

2011	$27,976

2012	$30,469

2013	$32,245

2014-2018	$176,038

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $3.3 million in 2008, $2.2 million in 2007 and $1.9 million in 2006. Beginning in 2009, contributions by the Company will be suspended in response to the current economic slowdown.

NOTE 13 – POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The incremental effect of applying SFAS No. 158 (see Note 12 for explanation) on individual line items in the consolidated balance sheet at October 31, 2007 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Postretirement benefit liabilities	$45,266	$(13,299)	$31,967
Accumulated other comprehensive income, before tax	$-	$(13,299)	$(13,299)

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2008	2007	2006
Service cost	$23	$46	$30
Interest cost	1,880	2,141	2,302
Amortization of prior service cost	(1,234)	(1,336)	(1,298)
Recognized net actuarial loss(gain)	(5)	228	695
	$664	$1,079	$1,729

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$31,967	$35,382
Service cost	23	46
Interest cost	1,880	2,141
Actuarial gain	(5,069)	(3,240)
Amendments	-	1
Foreign currency effect	(1,300)	513
Benefits paid	(2,739)	(2,876)
Benefit obligation at end of year	$24,762	$31,967

Funded status	$(24,762)	$(31,967)
Unrecognized net actuarial loss (gain)	(2,428)	2,161
Unrecognized prior service credit	(13,200)	(15,460)
Net amount recognized	$(40,390)	$(45,266)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plan were $2.9 million and $0 respectively, as of October 31, 2008 compared to $4.0 million and $0, respectively as of August 31, 2007.

The measurements assume a discount rate of 6.25 percent in the United States and 10.0 percent in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical

Current trend rate	9.0%

Ultimate trend rate	5.03%

Year ultimate trend rate reached	2017

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease

Effect on total of service and interest cost components	$114	$(100)

Effect on postretirement benefit obligation	$1,192	$(1,052)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments

2009	$3,557

2010	$2,571

2011	$2,599

2012	$2,527

2013	$2,470

2014-2018	$11,409

Under the SFAS No. 158, companies must change the plan measurement date to the end of the employer’s fiscal year.  During fiscal year 2009, the Company will change its measurement date from August 31 to October 31 for all of the Company’s defined benefit plans. This can be done using either of two methods: the re-measurement method or the alternative method.  If the re-measurement method is adopted, then, in accordance with the measurement date transition provisions of SFAS 158, the Company will re-measure benefit obligations and plan assets as of the beginning of the fiscal year using economic assumptions updated as of October 31, 2008.

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

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” In accordance with the provisions of SFAS No. 5, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results from operations.

The Company is also subject to risk of work stoppages and other labor relations matters because a significant number of the Company’s employees are represented by unions. The Company has experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of the Company’s principal manufacturing facilities could have a negative impact on our business, results of operations or financial condition.

 The most significant contingencies of the Company relate to environmental liabilities. Following is additional information with respect to these matters.

At October 31, 2008 and 2007, the Company had recorded liabilities of $37.2 million and $40.6 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities.  At October 31, 2008 and 2007, the Company had recorded an environmental liability reserves of $21.5 million and $22.5 million, respectively, for its blending facility in Chicago, Illinois; $9.3 million and $10.4 million, respectively, for various Blagden facilities acquired in November 2006; and $3.3 million and $3.8 million, respectively, related to our facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.

The Company also has recorded liabilities of $3.1 million and $3.9 million at October 31, 2008 and 2007, respectively, for asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually material. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

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

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2008. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging, Paper Packaging and Timber.

Operations in the Industrial Packaging segment involve the production and sale of industrial packaging and related services. These products are manufactured and sold in over 45 countries throughout the world.

Operations in the Paper Packaging segment involve the production and sale of containerboard, both semi-chemical and recycled, corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 268,700 acres of timber properties in the southeastern United States. The Company also owns approximately 27,450 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2008, except as to information relating to assets which is at October 31, 2008 and 2007 (Dollars in thousands):

	2008	2007	2006
Net sales:
Industrial Packaging	$3,061,059	$2,653,646	$1,993,009
Paper Packaging	696,902	653,734	620,337
Timber	18,795	14,914	15,129
Total net sales	$3,776,756	$3,322,294	$2,628,475

Operating profit:
Operating profit before restructuring charges and timberland disposals, net:
Industrial Packaging	$315,157	$229,361	$167,487
Paper Packaging	77,420	67,725	59,986
Timber	20,571	14,373	10,626
Total operating profit before restructuring charges and timberland disposals, net	413,148	311,459	238,099

Restructuring charges:
Industrial Packaging	33,971	16,010	24,035
Paper Packaging	9,155	5,219	9,192
Timber	76	-	11
Total restructuring charges	43,202	21,229	33,238

Timberland disposals, net
Timber	340	(648)	41,302
Total operating profit	$370,286	$289,582	$246,163

	2008	2007	2006
Assets:
Industrial Packaging	$1,831,010	$1,687,069
Paper Packaging	360,263	345,789
Timber	254,771	252,540
Total segment	2,446,044	2,285,398
Corporate and other	299,854	367,313
Total assets	$2,745,898	$2,652,711

Depreciation, depletion and amortization expense:
Industrial Packaging	$73,730	$69,035	$57,613
Paper Packaging	28,309	28,751	29,133
Timber	4,339	4,509	3,742
Total depreciation, depletion and amortization expense	$106,378	$102,295	$90,488

Additions to long-lived assets:
Industrial Packaging	$104,000	$82,700
Paper Packaging	30,900	18,000
Timber	2,500	2,300
Total segment	137,400	103,000
Corporate and other	8,200	11,900
Total additions to long-lived assets	$145,600	$114,900

The following geographic information is presented for each of the three years in the period ended October 31, 2008, except as to asset information that is at October 31, 2008 and 2007 (Dollars in thousands):

	2008	2007	2006
Net Sales
North America	$1,987,589	$1,820,721	$1,546,381
Europe	1,214,275	1,043,623	711,641
Other	574,892	457,950	370,453
Total net sales	$3,776,756	$3,322,294	$2,628,475

The following table presents total assets by geographic region (Dollars in thousands):

	2008	2007
Assets:
North America	$1,836,049	$1,587,022
Europe	528,709	734,649
Other	381,140	331,040
Total assets	$2,745,898	$2,652,711

NOTE 16 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2008 and 2007 are shown below (Dollars in thousands, except per share amounts)(1):

2008	January 31	April 30	July 31	October 31
Net sales	$846,292	$918,019	$1,034,081	$978,364
Gross profit	$148,324	$159,168	$192,860	$192,419
Net income	$60,687	$48,654	$64,590	$60,423
Earnings per share
Basic:
Class A Common Stock	$1.05	$0.84	$1.11	$1.04
Class B Common Stock	$1.56	$1.25	$1.67	$1.56
Diluted:
Class A Common Stock	$1.03	$0.82	$1.10	$1.04
Class B Common Stock	$1.56	$1.25	$1.67	$1.56
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	23,789,223	23,911,860	23,980,226	23,932,045
Class B Common Stock	22,942,913	22,882,611	22,733,619	22,797,825
Diluted:
Class A Common Stock	24,348,872	24,447,449	24,476,560	24,378,605
Class B Common Stock	22,942,913	22,882,611	22,733,619	22,797,825
Market price (Class A Common Stock):
High	$68.30	$71.67	$73.00	$73.45
Low	$53.19	$61.27	$55.42	$32.55
Close	$65.53	$64.60	$60.84	$40.58
Market price (Class B Common Stock):
High	$64.05	$70.86	$67.50	$62.00
Low	$49.73	$55.40	$49.24	$27.16
Close	$61.04	$56.89	$54.02	$33.59

2007	January 31	April 30	July 31	October 31
Net sales	$750,759	$815,043	$874,237	$882,255
Gross profit	$130,086	$142,531	$162,289	$170,496
Net income	$33,979	$18,624	$48,781	$54,984
Earnings per share
Basic:
Class A Common Stock	$0.59	$0.32	$0.84	$0.95
Class B Common Stock	$0.87	$0.48	$1.26	$1.42
Diluted:
Class A Common Stock	$0.58	$0.32	$0.82	$0.93
Class B Common Stock	$0.87	$0.48	$1.26	$1.42
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	23,426,112	23,638,578	23,632,990	23,683,030
Class B Common Stock	23,031,066	23,016,580	22,976,707	22,953,622
Diluted:
Class A Common Stock	24,109,156	24,304,748	24,266,057	24,280,526
Class B Common Stock	23,031,066	23,016,580	22,976,707	22,953,622
Market price (Class A Common Stock):
High	$61.39	$63.97	$64.20	$64.26
Low	$45.00	$47.81	$49.76	$49.13
Close	$57.16	$55.60	$55.00	$63.60
Market price (Class B Common Stock):
High	$54.54	$58.66	$59.00	$59.99
Low	$40.60	$48.43	$45.15	$46.70
Close	$52.49	$50.80	$51.39	$58.51

(1)	All share information presented in these tables has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 12, 2008, there were 439 stockholders of record of the Class A Common Stock and 111 stockholders of record of the Class B Common Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Greif, Inc.:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 15, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 15, 2008

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

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K follows. The report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K is found under the caption “Report of Independent Registered Public Accounting Firm” below.

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

3.
Management has assessed the effectiveness of the Company’s internal control over financial reporting at October 31, 2008, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Company’s internal control over financial reporting that have been identified by management.

4.
This assessment excluded the internal control over financial reporting of a Middle Eastern joint venture acquired in November 2007, a South American acquisition of a 70 percent interest in November 2007, a North American company acquired in December 2007, an Asian company acquired in May 2008, and a North American paper packaging company acquired in July 2008, whose financial statements reflected total assets and net sales constituting 0.4% and 0.2%, respectively for the Middle Eastern joint venture, 1.8% and 1.3% respectively for the South American company, 3.0% and 1.4% respectively for the North American company, 0.1% and 0.1% respectively for the Asian company, and 0.6% and 0.0% respectively for the North American paper packaging company, of the Company’s consolidated financial statements as of and for the year ended October 31, 2008.

The Company’s internal control over financial reporting as of October 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Greif, Inc.

We have audited Greif, Inc.’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greif, Inc. maintained, in all material respects, effective internal control over financial reporting at October 31, 2008, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a Middle Eastern joint venture acquired in November 2007, a South American acquisition of a 70 percent interest in November 2007, a North American company acquired in December 2007, one small Asian company acquired in May 2008, and a North American paper packaging company acquired in July 2008, which are included in the 2008 Consolidated Financial Statements of Greif, Inc. and constituted total assets and net sales of 0.4% and 0.2%, respectively, for the Middle Eastern joint venture; 1.8% and 1.3%, respectively, for the South American company; 3.0% and 1.4%, respectively, for the North American company; 0.1% and 0.1%, respectively, for one small Asian company; and 0.6% and 0.0%, respectively, for the North American paper packaging company, of the consolidated financial statements as of and for the year ended October 31, 2008.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired operations referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements and schedule of Greif, Inc. and our report dated December 15, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 15, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Information regarding directors of the Company required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2009 Proxy Statement, which information is incorporated herein by reference. Information regarding executive officers of the Company required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2009 Proxy Statement, which information is incorporated herein by reference.

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Vicki L. Avril, John F. Finn and Bruce A. Edwards. Ms. Avril is Chairperson of the Audit Committee. The Company’s Board of Directors has determined that Ms. Avril is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by the Company’s officers and directors and persons owning more than 10% of a registered class of the Company’s equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to the Company’s Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2009 Proxy Statement. There has been no material change to the nomination procedures previously disclosed by the Company in its proxy statement for its 2008 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2009 Proxy Statement will contain information regarding the following matters:  information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.”  This information is incorporated herein by reference.   .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2009 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2009 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2009 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of the Company’s directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance - Director Independence” in the 2009 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2009 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of the Company have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2008.

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

Greif, Inc.
(Registrant)

Date:	December 15, 2008	By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ MICHAEL J. GASSER	/s/ DONALD S. HUML
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	Donald S. Huml Executive Vice President and Chief Financial Officer (principal financial officer)

/S/ KENNETH B. ANDRE III	PATRICK J. NORTON *
Kenneth B. Andre III Vice President, Corporate Controller and Chief Information Officer (principal accounting officer)	Patrick J. Norton Member of the Board of Directors

VICKI L. AVRIL *	JOHN F. FINN*
Vicki L. Avril Member of the Board of Directors	John F. Finn Member of the Board of Directors

MICHAEL H. DEMPSEY *	BRUCE A. EDWARDS *
Michael H. Dempsey Member of the Board of Directors	Bruce A. Edwards Member of the Board of Directors

DANIEL J. GUNSETT *	JUDITH D. HOOK *
Daniel J. Gunsett Member of the Board of Directors	Judith D. Hook Member of the Board of Directors

MARK A. EMKES*
Mark A. Emkes
Member of the Board of Directors

*
The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/S/ MICHAEL J. GASSER
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of December 15, 2008.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

(Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2006:
Allowance for doubtful accounts	$8.5	$3.4	$(0.2)	$(3.1)	$8.6

Environmental reserves	$8.1	$2.2	$6.4	$(1.8)	$14.9

Year ended October 31, 2007:
Allowance for doubtful accounts	$8.6	$1.6	$3.2	$(0.9)	$12.5

Environmental reserves	$14.9	$0.1	$28.0	$(2.4)	$40.6

Year ended October 31, 2008:
Allowance for doubtful accounts	$12.5	$2.8	$(3.0)	$1.2	$13.5

Environmental reserves	$40.6	$0.4	$(3.2)	$(0.6)	$37.2

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3(c)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3(d)	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

4(a)	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6-3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10(e)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10(f)*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 001-00566 (see Exhibit 2 therein).

10(h)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(m)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(n)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

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
Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

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
Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(aa) therein).

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
Current Report on Form 8-K dated December 1, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(cc)
Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor.
Current Report on Form 8-K dated December 12, 2008, File No. 001-00566 (see Exhibit 99.1 therein).

10(dd)	Greif, Inc. Nonqualified Deferred Compensation Plan.*	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10(ee)
Fourth Amendment to Credit Agreement dated as of April 23, 2008, among Greif, Inc. and Greif Spain Holdings, S.L., as borrowers, the various lending institutions named therein, as lenders, and Duetsche Bank A.G., New York Branch, as administrative agent for lenders.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008, File No. 001-00566 (see Exhibit 10.DD therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Michael H. Dempsey, and Daniel J. Gunsett.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril.	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).

24(d)	Power of Attorney for Bruce A. Edwards.	Annual Report on Form 10-K for the fiscal year ended October 31, 2006, File No. 001-00566 (see Exhibit 24(d) therein).

24(e)	Powers of Attorney for John F. Finn and Mark A. Emkes.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 24.E therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

GREIF, INC. AND SUBSIDIARY COMPANIES

GAAP PRESENTATIONS AND RECONCILIATIONS FOR THE 2008 ANNUAL REPORT TO STOCKHOLDERS

(Dollars in millions)

The graphs titled “Operating Profit Margin” and “Return on Net Assets” included in this Annual Report contain certain non-GAAP financial measures. The following provides a presentation of the most of directly comparable GAAP financial measure to the applicable non-GAAP financial measure and a reconciliation of the GAAP financial measure to the non-GAAP financial measure for such graphs:

Operating Profit Margin

	2008	2007	2006	2005	2004
GAAP Operating Profit	$370.3	$289.6	$246.2	$191.9	$108.7
Restructuring charges	43.2	21.2	33.2	35.7	54.1
Timberland gains, net	(0.3)	0.7	(41.3)	(56.3)	(7.5)
Non-GAAP operating profit before the impact of restructuring charges and timberland disposals, net	$413.1	$311.5	$238.1	$171.3	$155.3
GAAP Net sales	$3,776.8	$3,322.3	$2,628.5	$2,424.3	$2,209.3

GAAP operating profit margin (GAAP operating profit divided by GAAP net sales)	9.8%	8.7%	9.4%	7.9%	4.9%
Non-GAAP operating profit margin (non-GAAP operating profit before the impact of restructuring charges and timberland disposals, net divided by GAAP net sales)	10.9%	9.4%	9.1%	7.1%	7.0%

Return on Net Assets

	2008	2007	2006	2005	2004
GAAP Operating Profit	$370.3	$289.6	$246.2	$191.9	$108.7
Restructuring charges	43.2	21.2	33.2	35.7	54.1
Timberland gains, net	(0.3)	0.7	(41.3)	(56.3)	(7.5)
Non-GAAP operating profit before the impact of restructuring charges and timberland disposals, net	$413.1	$311.5	$238.1	$171.3	$155.3
Average cash(1)	$(101.0)	$(120.4)	$(148.9)	$(67.9)	$(36.1)
Average short-term borrowings(1)	48.4	34.9	24.6	17.8	16.6
Average current protion of long-term debt(1)	0.0	0.0	0.0	0.0	1.2
Average long-term debt(1)	687.0	645.2	449.7	446.8	592.8
Average shareholders' equity (1)	1030.4	903.9	779.6	677.9	590.0
Average net assets	$1,664.8	$1,463.6	$1,105.0	$1,074.6	$1,164.5

GAAP return on net assets (GAAP operating profit divided by average net assets)	22.2%	19.8%	22.3%	17.9%	9.3%
Non-GAAP return on net assets (non-GAAP operating profit before the impact of restructuring charges and timberland disposals, net divided by average net assets)	24.8%	21.3%	21.5%	15.9%	13.3%

(1)
Amounts used in the calculation for this graph are based on the balances as of the beginning of the fiscal year and end of each fiscal quarter for the years presented, averaged for the five points of measurement.