Form 10-Q
period 2009-01-31
GREIF INC
filed 2009-03-06
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on January 31, 2009 was as follows:

Class A Common Stock	24,338,305 shares
Class B Common Stock	22,462,266 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended
	January 31,
	2009	2008
Net sales	$666,260	$846,292
Cost of products sold	565,705	697,968
Gross profit	100,555	148,324

Selling, general and administrative expenses	58,434	80,512
Restructuring charges	27,176	10,475
Timberland disposals, net	-	90
Gain on disposal of properties, plants and equipment, net	2,317	36,774
Operating profit	17,262	94,201

Interest expense, net	12,199	11,756
Other income (expense), net	(1,787)	(3,330)
Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	3,276	79,115

Income tax expense	966	18,690
Equity in earnings (losses) of affiliates and minority interests	(1,044)	262
Net income	$1,266	$60,687

Basic earnings per share:
Class A Common Stock	$0.03	$1.05
Class B Common Stock	$0.03	$1.56

Diluted earnings per share:
Class A Common Stock	$0.03	$1.03
Class B Common Stock	$0.03	$1.56

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	January 31, 2009	October 31, 2008
	(Unaudited)
Current assets
Cash and cash equivalents	$55,776	$77,627
Trade accounts receivable, less allowance of $14,121 in 2009 and $13,532 in 2008	315,928	392,537
Inventories	296,527	303,994
Deferred tax assets	28,617	33,206
Net assets held for sale	28,995	21,321
Prepaid expenses and other current assets	91,804	93,965
	817,647	922,650

Long-term assets
Goodwill	523,862	512,973
Other intangible assets, net of amortization	101,312	104,424
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	105,226	88,563
	781,291	756,851

Properties, plants and equipment
Timber properties, net of depletion	202,734	199,701
Land	117,584	119,679
Buildings	339,732	343,702
Machinery and equipment	1,065,664	1,046,347
Capital projects in progress	105,117	91,549
	1,830,831	1,800,978
Accumulated depreciation	(779,111)	(734,581)
	1,051,720	1,066,397
	$2,650,658	$2,745,898

 See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2009	October 31, 2008
	(Unaudited)
Current liabilities
Accounts payable	$250,915	$384,648
Accrued payroll and employee benefits	39,350	91,498
Restructuring reserves	24,670	15,147
Short-term borrowings	114,037	44,281
Other current liabilities	100,050	136,227
	529,022	671,801

Long-term liabilities
Long-term debt	735,774	673,171
Deferred tax liabilities	184,255	183,021
Pension liabilities	18,999	14,456
Postretirement benefit liabilities	24,560	25,138
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	101,420	75,521
	1,108,258	1,014,557

Minority interest	4,651	3,729

Shareholders' equity
Common stock, without par value	93,892	86,446
Treasury stock, at cost	(115,577)	(112,931)
Retained earnings	1,134,650	1,155,116
Accumulated other comprehensive loss:
- foreign currency translation	(68,602)	(39,693)
- interest rate derivatives	(2,118)	(1,802)
- energy and other derivatives	(5,354)	(4,299)
- minimum pension liabilities	(28,164)	(27,026)
	1,008,727	1,055,811
	$2,650,658	$2,745,898

 See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the three months ended January 31,	2009	2008
Cash flows from operating activities:
Net income	$1,266	$60,687
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	25,289	25,863
Asset impairments	4,879	5,573
Deferred income taxes	5,823	(77,018)
Gain on disposals of properties, plants and equipment, net	(2,317)	(36,774)
Timberland disposals, net	-	(90)
Equity in earnings (losses) of affiliates and minority interests	1,044	(262)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	69,886	(20,372)
Inventories	1,414	(12,416)
Prepaid expenses and other current assets	(350)	(26,657)
Other long-term assets	(45,559)	20,048
Accounts payable	(115,131)	(7,889)
Accrued payroll and employee benefits	(52,081)	(26,912)
Restructuring reserves	9,523	(1,301)
Other current liabilities	(37,819)	(9,351)
Pension and postretirement benefit liabilities	3,965	3,217
Other long-term liabilities	25,899	92
Other	(12,083)	18,565
Net cash used in operating activities	(116,352)	(84,997)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(2,811)	(69,400)
Purchases of properties, plants and equipment	(26,840)	(29,507)
Purchases of timber properties	(400)	(500)
Proceeds from the sale of properties, plants, equipment and other assets	2,271	36,745
Purchases of land rights and other	-	(631)
Net cash used in investing activities	(27,780)	(63,293)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	566,400	376,632
Payments on long-term debt	(503,954)	(288,653)
Proceeds from short-term borrowings	87,189	57,808
Dividends paid	(21,732)	(16,064)
Acquisitions of treasury stock and other	(3,145)	(148)
Exercise of stock options	186	1,731
Net cash provided by financing activities	124,944	131,306
Effects of exchange rates on cash	(2,663)	723
Net decrease in cash and cash equivalents	(21,851)	(16,261)
Cash and cash equivalents at beginning of period	77,627	123,699
Cash and cash equivalents at end of period	$55,776	$107,438

 See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2009

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2009 and October 31, 2008 and the consolidated statements of income and cash flows for the three-month periods ended January 31, 2009 and 2008 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2008 (the “2008 Form 10-K”).

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2009 or 2008, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

Industrial Packaging and Paper Packaging Acquisitions and Divestitures

During the first three months of 2009, the Company had no acquisitions or divestitures but made a contingent purchase price payment of $2.8 million related to a 2005 acquisition.

During 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to an acquisition from October 2005 for an aggregate purchase price of $90.3 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, acquisition of a 70 percent interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $63.0 million (including $12.2 million of accounts receivable and $7.4 million of inventory) and liabilities assumed were $43.2 million. Identifiable intangible assets, with a combined fair value of $22.0 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $48.5 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.   The Company is required to make a contingent payment in March 2009 based on a fixed percentage of EBITDA for one acquisition.  Furthermore, in December 2010, the Company is required to pay $5.0 million to purchase the land and building that is currently being leased from the seller of one North American industrial packaging acquisition.

The Company implemented various restructuring plans at certain of the 2008 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of facilities, plant relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $4.9 million, of which $3.0 million remains in the restructuring reserve at January 31, 2009. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of EITF 95-3. These charges primarily reflect severance, other exit costs associated with the consolidation of facilities, and the reduction of excess capacity.

Had the transactions occurred on November 1, 2007, results of operations would not have differed materially from reported results.

During 2008, the Company sold a business unit in Australia, a 51 percent interest in a Zimbabwean operation, three North American paper packaging operations and a North American industrial packaging operation. The net gain from these divestitures was $31.6 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying 2008 consolidated statement of income. Included in the gain calculation for the disposal in Australia was the reclass to net income of a gain of $37.4 million of accumulated foreign currency translation adjustments.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. There was no share-based compensation expense recognized under SFAS No. 123(R) for the first quarter of 2009 and 2008.

SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. The Company will use the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  No options have been granted in 2009 and 2008. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) for the first three months of 2009 and 2008 were ($0.6) million and $0.4 million, respectively. There were no dividends received from our equity method subsidiaries for the three months ended January 31, 2009 and 2008, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for the first three months of 2009 and 2008 was $0.4 million and $0.1 million, respectively.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Boards ("FASB") issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into after November 1, 2009, but will have no effect on the Company’s consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends Accounting Research Bulletin ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009 (2010 for the Company). The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  The standard will be effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial statements.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004, as amended, between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned indirect European subsidiaries of Greif, Inc., under discounted receivables purchase agreements and from  an indirect wholly-owned French subsidiary under a factoring agreement. In addition, on October 28, 2005, an indirect wholly-owned Italian subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”)and  agreed to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA.  The maximum amount of the receivables that may be sold under the RPA and the Italian RPA is €115.0 million ($152.5 million at January 31, 2009).

In October 2007, an indirect wholly-owned Singapore subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($10.0 million at January 31, 2009).

In October 2008, an indirect wholly-owned Brazil subsidiary of Greif, Inc., entered into agreements (“the Brazil Agreements”) with Brazilian Banks.  There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At January 31, 2009 and October  31, 2008, €60.9 million ($80.7 million) and €106.0 million ($137.8 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At January 31, 2009 and October 31, 2008, 6.2 million Singapore Dollars ($4.1 million) and 7.8 million Singapore Dollars ($5.3 million), respectively, of accounts receivable were sold under the Singapore RPA.   At January 31, 2009 and October 31, 2008, 2.9 million Brazilian Reais ($1.3 million) and 9.5 million Brazilian Reais ($4.5 million), respectively, of accounts receivable were sold under the Brazil Agreements.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €1.4 million ($1.8 million) and €1.1 million ($1.6 million) for the three months ended January 31, 2009 and 2008, respectively. Expenses associated with the Singapore RPA and Brazil Agreements were not material to the consolidated financial statements for the three months ended January 31, 2009 and 2008. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA and the Brazil Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	January 31,	October 31,
	2009	2008
Finished goods	$57,897	$71,659
Raw materials and work-in-process	279,727	279,186
	337,624	350,845
Reduction to state inventories on last-in, first-out basis	(41,097)	(46,851)
	$296,527	$303,994

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of January 31, 2009, there were twelve facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually or on an interim when considered necessary reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill by segment for the three-month period ended January 31, 2009 are as follows (Dollars in thousands):

	Industrial Packaging	Paper Packaging	Total
Balance at October 31, 2008	$480,312	$32,661	$512,973
Goodwill acquired	2,811	-	2,811
Goodwill adjustments	9,009	9	9,018
Currency translation	(940)	-	(940)
Balance at January 31, 2009	$491,192	$32,670	$523,862

The goodwill acquired of $2.8 million represents a contingent purchase price payment related to a 2005 acquisition.  The goodwill adjustments represent a net increase in goodwill of $9.0 million primarily related to the final purchase price adjustments for three of the 2008 acquisitions, the recognition of deferred tax assets and the reversal of tax contingency reserves.

All other intangible assets for the periods presented, except for $8.2 million related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from five to 20 years. The detail of other intangible assets by class as of January 31, 2009 and October 31, 2008 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2009:
Trademark and patents	$30,057	$13,635	$16,422
Non-compete agreements	16,463	4,037	12,426
Customer relationships	79,318	11,855	67,463
Other	9,598	4,597	5,001
Total	$135,436	$34,124	$101,312

October 31, 2008:
Trademark and patents	$29,996	$13,066	$16,930
Non-compete agreements	16,514	3,470	13,044
Customer relationships	80,017	10,741	69,276
Other	9,624	4,450	5,174
Total	$136,151	$31,727	$104,424

During the first three months of 2009, gross intangible assets decreased by $0.7 million. The decrease in gross intangible assets is primarily comprised of currency fluctuations in the Industrial Packaging companies. Amortization expense for the three months ended January 31, 2009 and 2008 was $2.5 million and $2.2 million, respectively. Amortization expense for the next five years is expected to be $12.0 million in 2010, $11.3 million in 2011, $9.0 million in 2012, $6.5 million in 2013 and $6.4 million in 2014.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2009 is on business realignment to address the adverse impact resulting from the sharp decline in business throughout the global economy and further implementation of the Greif Business System. During the first three months of 2009, the Company recorded restructuring charges of $27.2 million, consisting of $16.0 million in employee separation costs, $4.9 million in asset impairments and $6.3 million in other costs. In addition, the Company recorded $1.8 million in restructuring-related inventory charges in cost of products sold.  Ten company-owned plants in the Industrial Packaging segment were closed and the total employees severed during the first three months of 2009 were 927.  The remaining restructuring charges for the above activities are anticipated to be $21.0 million for the remainder of 2009.

In 2008, the focus for restructuring activities was on integration of acquisitions in the Industrial Packaging segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.  During the first three months of 2008, the Company recorded restructuring charges of $10.5 million, consisting of $3.8 million in employee separation costs, $5.6 million in asset impairments, $0.3 million in professional fees and $0.8 million in other costs. Two company-owned plants in the Industrial Packaging segment were closed and the total employees severed during the first three months of 2008 were 54.

For each relevant business segment, costs incurred in 2009 are as follows (Dollars in thousands):

Three months ended January 31, 2009:

	Employee separation costs	Asset impairments (realized recoveries)	Other Restructuring Costs	Restructuring Sub-total	Inventory Charges	Restructuring Costs and Other Special Charges Total
Industrial Packaging	$14,414	$4,841	$5,920	$25,175	$1,833	$27,008
Paper Packaging	1,442	38	371	1,851	-	1,851
Timber	150	-	-	150	-	150
	$16,006	$4,879	$6,291	$27,176	$1,833	$29,009

Total amounts expected to be incurred in 2009:

	Employee separation costs	Asset impairments (realized recoveries)	Other Restructuring Costs	Restructuring Sub-total	Inventory Charges	Restructuring Costs and Other Special Charges Total
Industrial Packaging	$24,000	$7,000	$12,850	$43,850	$4,000	$47,850
Paper Packaging	1,500	100	400	2,000	-	2,000
Timber	150	-	-	150	-	150
	$26,650	$7,100	$13,250	$46,000	$4,000	$50,000

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2009 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2008	$14,413	$734	$-	$15,147
Costs incurred and charged to expense	16,006	6,291	4,879	27,176
Reserves established in the purchase price
of business combinations	527	2,227	-	2,754
Costs paid or otherwise settled	(10,544)	(4,984)	(4,879)	(20,407)
Balance at January 31, 2009	$20,402	$4,268	$-	$24,670

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

On May 31, 2005, STA Timber LLC, a wholly owned subsidiary of the Company (“STA Timber”) issued in a private placement its 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee (as hereafter defined). The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.   The Purchase Note means the $50.9 million purchase note payable by an indirect subsidiary of Plum Creek Timberlands, L.P (“Plum Creek”) as a portion of the purchase price in connection with its purchase from Soterra LLC, a wholly owned subsidiary of the Company, of approximately 56,000 acres of timberland located in Florida, Georgia and Alabama, on May 23, 2005.  The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.

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

Assets of the Buyer SPE at January 31, 2009 and October 31, 2008 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of January 31, 2009 and October 31, 2008. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the three month periods ended January 31, 2009 and 2008 include interest expense on STA Timber debt of $0.6 million and interest income on Buyer SPE investments of $0.6 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	January 31,	October 31,
	2009	2008
Credit Agreement	$337,959	$247,597
Senior Notes	300,000	300,000
Trade accounts receivable credit facility	93,081	120,000
Other long-term debt	4,734	5,574
	$735,774	$673,171

Credit Agreement

The Company and certain of its international subsidiaries, as borrowers, have entered into a Credit Agreement (the “Prior Credit Agreement”) with a syndicate of financial institutions that provides for a $450.0 million revolving multicurrency credit facility due in 2010. The revolving multicurrency credit facility is available for ongoing working capital and general corporate purposes. Interest is based on a euro currency rate or an alternative base rate that resets periodically plus a calculated margin amount. As of January 31, 2009 and October 31, 2008, $338.0 million and $247.6 million were outstanding under the Prior Credit Agreement, respectively. The weighted average interest rate on the Prior Credit Agreement was 2.87 percent for the three months ended January 31, 2009, and the interest rate was 2.07 percent at January 31, 2009 and 3.62 percent at October 31, 2008.

The Prior Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At January 31, 2009, the Company was in compliance with these covenants.

On February 19, 2009 (subsequent to the Company’s first quarter-end), the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “New Credit Agreement”) with a syndicate of financial institutions. The New Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both expiring February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The New Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the Prior Credit Agreement.  Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount.  On February 19, 2009, $325.3 million borrowed under the revolving credit facility and term loan was used to prepay the obligations outstanding under the Prior Credit Agreement and certain costs and expenses incurred in connection with the New Credit Agreement.  The Prior Credit Agreement was terminated on February 19, 2009.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of previously outstanding 8 7/8 percent Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At January 31, 2009, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 7, 2009, or such later date to which the purchase commitment may be extended by agreement of the parties.  The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (3.0 percent at January 31, 2009).  In addition, the Company can terminate the credit facility at any time upon five days prior written notice.  A significant portion of the proceeds from this credit facility were used to pay the obligations under the previous credit facility described below, which was terminated.  The remaining proceeds will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. There was $93.1 million outstanding under the United States trade accounts receivable credit facility at January 31, 2009.  The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a minimum coverage of interest expense. At January 31, 2009, the Company was in compliance with these covenants.

On October 31, 2003, the Company entered into a five-year, up to $120.0 million, credit facility with an affiliate of a bank in connection with the securitization of certain of the Company’s trade accounts receivable in the United States. On October 24, 2007, the trade accounts receivable credit facility was amended to extend the maturity date to October 20, 2010. This credit facility was secured by certain of the Company’s trade accounts receivable in the United States and bore interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) plus a margin or other agreed upon rate (4.69 percent at October 31, 2008).There was a total of $120.0 million outstanding under this credit facility at October 31, 2008.  The trade accounts receivable credit facility provided that in the event the Company breaches any of its financial covenants and the majority of the lenders thereunder consent to a waiver thereof, but the providers of the trade accounts receivable credit facility do not consent to any such waiver, then the Company must within 90 days of providing notice of the breach, pay all amounts outstanding under the trade accounts receivable credit facility. The 2003 credit facility was terminated on December 8, 2008.

Greif Receivables Funding LLC (“GRF”), an indirect subsidiary of the Company, has participated in the purchase and transfer of receivables in connection with these credit facilities and is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company and its other subsidiaries, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries and the liabilities of GRF are not the liabilities or obligations of the Company and its other subsidiaries. This entity purchases and services the Company’s trade accounts receivable that are subject to these credit facilities.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, the Company had outstanding debt of $118.7 million, comprised of $4.7 million in long-term debt and $114.0 million in short-term borrowings, at January 31, 2009 and outstanding debt of $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings, at October 31, 2008.

At January 31, 2009, annual maturities of the Company’s long-term debt under the new financing arrangements are $342.8 million in 2010, $92.1 million in 2014 and $300.0 million thereafter.

At January 31, 2009 and October 31, 2008, the Company had deferred financing fees and debt issuance costs of $4.5 million and $4.6 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2009 and October 31, 2008 approximate their fair values because of the short-term nature of these items.

The estimated fair value of the Company’s long-term debt was $702.9 million and $619.2 million as compared to the carrying amounts of $735.8 million and $673.2 million at January 31, 2009 and October 31, 2008, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was effective for the Company on November 1, 2008. Since the Company has not utilized the fair value option for any allowable items, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value within GAAP and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities.  The Company adopted SFAS No. 157 on February 1, 2008, as required. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition and results of operations.

SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of January 31, 2009, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a recurring basis. The majority of the Company’s derivative instruments related to receive fixed-rate, pay floating-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps.  The fair values of these derivatives have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of January 31, 2009, are as follows (Dollars in thousands):

	Notional Amount	Fair Value Adjustment
	January 31, 2009	January 31, 2009	Balance Sheet Location January 31, 2009

Cross-currency interest rate swaps	$300,000	$23,136	Other long-term assets
Interest rate derivatives	100,000	(3,258)	Other long-term liabilities
Energy and other derivatives	77,918	(8,992)	Other current liabilities
Total	$377,918	$14,144

The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive gain on these agreements was $23.1 million and 24.5 million at January 31, 2009 and October 31, 2008, respectively.

The Company has interest rate swap agreements with various maturities through 2010. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (4.93 percent at January 31, 2009) over the life of the contracts.

At January 31, 2009, the Company had outstanding foreign currency forward contracts in the notional amount of $88.6 million ($174.0 million at October 31, 2008). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at January 31, 2009 resulted in a loss of $0.8 million recorded in other comprehensive income and a loss of $0.3 million recorded in the consolidated statements of income for the three months ended January 31, 2009. The fair value of similar contracts at January 31, 2008 resulted in a loss of $0.9 million recorded in other comprehensive income and a loss of $0.3 million recorded in the consolidated statements of income for the three months ended January 31, 2008.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2009. The fair value of the energy hedges was in an unfavorable position of $7.0 million ($4.6 million net of tax) at January 31, 2009, compared to an unfavorable position of $5.2 million ($3.4 million net of tax) at October 31, 2008. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended January 31, 2009.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in old corrugated containers (“OCC”) prices through July 31, 2009. The fair value of these hedges was in a favorable position of $1.2 million ($0.8 million net of tax). As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the three months ended January 31, 2009.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next nine months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $7.7 million after tax at the time the underlying hedge transactions are realized.

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

NOTE 12 — CAPITAL STOCK

Class A Common Stock is entitled to cumulative dividends of 1 cent a share per year after which Class B Common Stock is entitled to non-cumulative dividends up to one half (1/2) cent per share per year. Further distribution in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half (1 ½) cents a share for Class B Common Stock. The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears or unless changes are proposed to the Company’s certificate of incorporation. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,338,305	17,943,615
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734

October 31, 2008:
Class A Common Stock	128,000,000	42,281,920	24,081,998	18,199,922
Class B Common Stock	69,120,000	34,560,000	22,562,266	11,997,734

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three Months Ended January 31
	2009	2008
Class A Common Stock	$0.38	$0.28
Class B Common Stock	$0.56	$0.41

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

	Three months ended
	January 31
	2009	2008
Class A Common Stock:
Basic shares	24,130,385	23,789,223
Assumed conversion of stock options	274,872	559,649
Diluted shares	24,405,257	24,348,872

Class B Common Stock:
Basic and diluted shares	22,516,029	22,942,913

There were 20,000 stock options that were antidilutive for the three months ended January 31, 2009. No stock options were antidilutive for the three months ended January 31, 2008.

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended
	January 31
	2009	2008
Net income	$1,266	$60,687
Other comprehensive income (loss):
Foreign currency translation adjustment	(28,909)	(35,003)
Changes in fair value of interest rate derivatives, net of tax	(316)	(2,462)
Changes in fair value of energy and other derivatives, net of tax	(1,055)	(40)
Minimum pension liability adjustment, net of tax	(1,138)	763
Comprehensive income	$(30,152)	$23,945

NOTE 16 — INCOME TAXES

The Company applies FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2010 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.8 million. Actual results may differ materially from this estimate.

There have been no significant changes in the Company’s uncertain tax positions for the three months ended January 31, 2009.

NOTE 17 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended
	January 31
	2009	2008
Service cost	$1,842	$3,151
Interest cost	4,143	7,660
Expected return on plan assets	(4,398)	(9,098)
Amortization of prior service cost, initial net asset and net actuarial gain	288	1,192
Net periodic pension costs	$1,875	$2,905

The Company made $2.4 million in pension contributions in the three months ended January 31, 2009. Based on minimum funding requirements including a change in measurement date to October 31 for all defined benefit plans, $11.5 million of pension contributions are estimated for the entire 2009 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended
	January 31
	2009	2008
Service cost	$-	$8
Interest cost	374	502
Amortization of prior service cost and recognized actuarial gain	(283)	(348)
Net periodic cost for postretirement benefits	$91	$162

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

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 269,350 acres of timber properties in the southeastern United States. The Company also owns approximately 27,400 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2008 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended
	January 31,
	2009	2008
Net sales:
Industrial Packaging	$529,515	$671,278
Paper Packaging	130,385	168,804
Timber	6,360	6,210
Total net sales	$666,260	$846,292

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:
Industrial Packaging	$22,384	$78,073
Paper Packaging	20,728	20,397
Timber	3,159	6,116
Operating profit, before the impact of restructuring charges,
restructuring-related inventory charges and timberland disposals, net:	46,271	104,586

Restructuring charges:
Industrial Packaging	25,174	9,803
Paper Packaging	1,852	672
Timber	150	-
Restructuring charges	27,176	10,475

Restructuring-related inventory charges -
Industrial Packaging	1,833	-
Timberland disposals, net - Timber	-	90
Total operating profit	$17,262	$94,201

Depreciation, depletion and amortization expense:
Industrial Packaging	$17,470	$17,722
Paper Packaging	6,733	5,845
Timber	1,086	2,296
Total depreciation, depletion and amortization expense	$25,289	$25,863

	January 31,	October 31,
	2009	2008
Assets:
Industrial Packaging	$1,745,099	$1,831,010
Paper Packaging	350,838	360,263
Timber	257,282	254,771
Total segments	2,353,219	2,446,044
Corporate and other	297,439	299,854
Total assets	$2,650,658	$2,745,898

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended
	January 31,
	2009	2008
Net sales:
North America	$393,942	$450,070
Europe, Middle East and Africa	182,337	282,191
Other	89,981	114,031
Total net sales	$666,260	$846,292

The following table presents total assets by geographic area (Dollars in thousands):

	January 31,	October 31,
	2009	2008
Assets:
North America	$1,819,862	$1,836,049
Europe, Middle East and Africa	501,840	568,061
Other	328,956	341,788
Total assets	$2,650,658	$2,745,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2009 or 2008, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2009 and October 31, 2008, and for the consolidated statements of income for the three-month periods ended January 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”). Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2008 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of January 31, 2009, we owned approximately 269,350 acres of timber properties in the southeastern United States, which are actively managed, and approximately 27,400 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in the 2008 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 269,350 acres at January 31, 2009, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 27,400 acres at January 31, 2009, did not have any depletion expense since it is not actively managed at this time.

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

Pension and Postretirement Benefits. Our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates determine pension and postretirement benefit expenses. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 17 to the Notes to Consolidated Financial Statements included in this Form 10-Q. The results would be different using other assumptions.

Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. On November 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” Further information may be found in Note 16, to the Notes to Consolidated Financial Statements included in this Form 10-Q.

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

Environmental expenses were insignificant for the three months ended January 31, 2009 and 2008. Environmental cash expenditures were $0.6 million and insignificant for the three months ended January 31, 2009 and 2008, respectively. Our reserves for environmental liabilities at January 31, 2009 amounted to $36.1 million, which included a reserve of $21.5 million related to our blending facility in Chicago, Illinois , $9.5 million related to our Blagden facilities and $5.1 million for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2009. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.2 million and $4.1 million of estimated costs related to outstanding claims at January 31, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.1 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $19.5 million and $20.6 million for anticipated costs related to general liability, product, auto and workers’ compensation at January 31, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2008 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ended January 31, 2009 and 2008. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, is used throughout the following discussion of our results of operations (although restructuring-related inventory charges are applicable only to the Industrial Packaging segment and timberland disposals, net, are applicable only to the Timber segment). Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, is equal to operating profit plus restructuring charges, plus restructuring-related inventory charges less timberland gains plus timberland losses. We use operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges and restructuring-related inventory charges, which are not representative of ongoing operations, and timberland disposals, net, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

First Quarter Results

Overview

Net sales decreased 21 percent (15 percent excluding the impact of foreign currency translation) to $666.3 million in the first quarter of 2009 compared to $846.3 million in the first quarter of 2008.  The $180.0 million decline was due to Industrial Packaging ($141.8 million) and Paper Packaging ($38.4 million). The 15 percent constant-currency decrease was due to lower sales volumes across all product lines, partially offset by generally higher selling prices compared to the same period last year.

Operating profit was $17.3 million and $94.2 million in the first quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, was $46.3 million for the first quarter of 2009 compared to $104.6 million for the first quarter of 2008.  The $58.3 million decrease was due to Industrial Packaging ($55.7 million) and Timber ($2.9 million), partially offset by an increase in Paper Packaging ($0.3 million).  The $55.7 million decrease in Industrial Packaging was primarily due to a $29.9 million pretax net gain on the divestiture of business units in Australia and Zimbabwe, which was recognized in the first quarter of 2008, and lower net sales.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended January 31,	2009	2008
Net Sales
Industrial Packaging	$529.5	$671.3
Paper Packaging	130.4	168.8
Timber	6.4	6.2
Total net sales	$666.3	$846.3
Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Industrial Packaging	$22.4	$78.1
Paper Packaging	20.7	20.4
Timber	3.2	6.1
Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	$46.3	$104.6
Restructuring charges:
Industrial Packaging	$25.1	$9.5
Paper Packaging	1.9	1.0
Timber	0.2	-
Restructuring charges	$27.2	$10.5
Restructuring-related inventory charges:
Industrial Packaging	$1.8	$-
Timberland disposals, net:
Timber	$-	$0.1

Operating profit (loss):
Industrial Packaging	$(4.5)	$68.6
Paper Packaging	18.8	19.4
Timber	3.0	6.2
Total operating profit	$17.3	$94.2

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales decreased 21 percent (13 percent excluding the impact of foreign currency translation) to $529.5 million in the first quarter of 2009 from $671.3 million in the first quarter of 2008. The 13 percent constant-currency decrease was due to lower sales volumes across all product lines due to the current economic slowdown, partially offset by generally higher selling prices compared to the same period in 2008.

Gross profit margin for the Industrial Packaging segment was 12.6 percent in the first quarter of 2009 versus 16.8 percent in the first quarter of 2008 due to higher input costs.

Operating loss was $4.5 million in the first quarter of 2009 compared to operating profit of $68.6 million in the first quarter of 2008. Operating profit before the impact of restructuring charges and restructuring related inventory charges decreased to $22.4 million in the first quarter of 2009 from $78.1 million in the first quarter of 2008.  The $55.7 million decrease was primarily due to a $29.9 million net gain on the divestiture of business units in Australia and Zimbabwe, which was realized in the first quarter of 2008, coupled with lower net sales volumes and a $5.3 million lower-of-cost-or-market inventory adjustment in Asia in the first quarter of 2009.  The segment is aggressively implementing incremental Greif Business System (“GBS”) and accelerated GBS initiatives to mitigate the impact of the lower activity levels.

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

In this segment, net sales were $130.4 million in the first quarter of 2009 compared to $168.8 million in the first quarter of 2008 due to lower sales volumes due to the current economic slowdown, partially offset by higher containerboard selling prices implemented in the fourth quarter of 2008.

The Paper Packaging segment’s gross profit margin increased to 23.1 percent in the first quarter of 2009 compared to 19.6 percent in the first quarter of 2008 due to higher selling prices and lower input costs.

Operating profit was $18.8 million and $19.4 million in the first quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges increased to $20.7 million in the first quarter of 2009 from $20.4 million in the first quarter of 2008.  The increase was primarily due to lower raw material costs, especially old corrugated containers, labor and transportation costs, partially offset by lower sales volumes.  In addition, the segment is aggressively implementing incremental GBS and accelerated GBS initiatives to mitigate the impact of the lower activity levels.

Timber

As of January 31, 2009, our Timber segment consists of approximately 269,350 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,400 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $6.4 million and $6.2 million in the first quarter of 2009 and 2008, respectively.

Operating profit was $3.0 million and $6.2 million in the first quarter of 2009 and 2008, respectively.  Operating profit before the impact of restructuring charges and timberland disposals, net, was $3.2 million in the first quarter of 2009 compared to $6.1 million in the first quarter of 2008.  Included in these amounts were profits from the sale of special use properties (surplus, HBU, and development properties) of $0.3 million in the first quarter of 2009 and $3.8 million in the first quarter of 2008.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 84.9 percent for the first quarter of 2009 versus 82.5 percent for the first quarter of 2008. Higher raw material costs, a $5.3  million lower-of-cost or market inventory adjustment in Asia, and $1.8 million restructuring-related inventory charge in Asia were the primary reasons for the increase in cost of products sold, which were partially offset by higher selling prices and contributions from further execution of the GBS and accelerated GBS initiatives.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $58.4 million, or 8.8 percent of net sales, in the first quarter of 2009 compared to $80.5 million, or 9.5 percent of net sales, in the first quarter of 2008. The decrease in SG&A expenses was primarily due to lower reserves for incentive compensation ($11.1 million), the impact of foreign currency translation ($5.1 million), a reduction in administrative personnel ($3.7 million), and tighter controls over SG&A expenses.

Restructuring Charges

The focus of the 2009 restructuring activities is on business realignment and further implementation of the Greif Business System.   During the first quarter of 2009, we recorded restructuring charges of $27.2 million, consisting of $16.0 million in employee separation costs, $4.9 million in asset impairments and $6.3 million in other costs.

In 2008, our restructuring charges were primarily related to integration of acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.   During the first quarter of 2008, we recorded restructuring charges of $10.5 million, consisting of $3.8 million in employee separation costs, $5.6 million in asset impairments, $0.3 million in professional fees and $0.8 million in other costs.

In addition, during the first quarter of 2009, we recorded $1.8 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustment at a closed facility in Asia.

Timberland Disposals, Net

During the first quarter of 2009, we recorded no net gain on sale of timber property compared to a net gain of $0.1 million in the first quarter of 2008.

Gain on Disposal of Properties, Plants and Equipment, Net

During the first quarter of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $2.3 million, primarily from the sale of properties in North America. During the first quarter of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $36.8 million, primarily consisting of a $29.9 million pre-tax net gain on divestiture of business units in Australia and our controlling interest in a Zimbabwean operation, and $3.4 million in net gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $12.2 million and $11.8 million for the first quarter of 2009 and 2008, respectively. The slight increase in interest expense, net was primarily attributable to higher average debt outstanding.

Other Income (Expense), Net

Other expense, net during first quarter of 2009 was $1.8 million compared to other expense, net of $3.3 million during the first quarter of 2008. The favorable variance is primarily due to a decrease foreign exchange loss.

Income Tax Expense

The effective tax rate was 29.5 percent and 23.6 percent in the first quarter of 2009 and 2008, respectively. The higher effective tax rate resulted from a change in the forecasted mix of income in the United States versus outside the United States in the 2009 compared to the same period last year.

Equity in Earnings (Losses) of Affiliates and Minority Interests

Equity in earnings (losses) of affiliates and minority interests was a loss of $1.0 million and a gain of $0.3 million for the three months ended January 31, 2009 and 2008, respectively. We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense. In addition, we incurred other equity losses related to our unconsolidated affiliates.

Net Income

Based on the foregoing, we recorded net income of $1.3 million for the first quarter of 2009 compared to $60.7 million in the first quarter of 2008.

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

Capital Expenditures, Business Acquisitions and Divestitures

During the first three months of 2009, we invested $26.8 million in capital expenditures, excluding timberland purchases of $0.4 million, compared with capital expenditures of $29.5 million, excluding timberland purchases of $0.5 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases, to be approximately $85 million in 2009.  The expenditures will primarily be to replace and improve equipment.

During the first three months of 2009, we had no acquisition activities.

Balance Sheet Changes

Our trade accounts receivable decreased $76.6 million, primarily due to lower sales and foreign currency translation.

Accounts payable decreased $133.7 million due to lower purchase requirements, seasonality factors, timing of payments and foreign currency translation.

Accrued payroll and employee benefits decreased $52.1 million primarily due to payout of 2008 incentives as well as reduced 2009 incentive accruals.

Other current liabilities decreased $36.2 million due to lower income tax liabilities and foreign currency translation.

Long-term debt increased $62.6 million due to increased cash requirements.

Accumulated other comprehensive income (loss)—foreign currency translation increased $28.9 million, primarily due to the appreciation of the U.S. Dollar against the Euro, Asian and Latin American currencies in 2009.

Borrowing Arrangements

Credit Agreements

On February 19, 2009, we and one of our international subsidiaries, as borrowers, and a syndicate of financial institutions, as lenders, entered into a $700 million Senior Secured Credit Agreement (the “New Credit Agreement”).  The New Credit Agreement replaced our then existing Credit Agreement (the “Prior Credit Agreement”) that provided us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility under the Prior Credit Agreement was available to us for ongoing working capital and general corporate purposes and provided for interest based on a euro currency rate or an alternative base rate that reset periodically plus a calculated margin amount. There was $285.3 million outstanding under the Prior Credit Agreement at January 31, 2009.  As of January 31, 2009, we were in compliance with the covenants in the Prior Credit Agreement.

The New Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both expiring February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. The New Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the Prior Credit Agreement.  Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount.  On February 19, 2009, $325.3 million was borrowed under the New Credit Agreement was used  to pay the outstanding obligations under the Prior Credit Agreement and certain costs and expenses incurred in connection with the New Credit Agreement. The Prior Credit Agreement was terminated on February 19, 2009.

 The New Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to Asset Sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. On February 19, 2009, the Company was in compliance with these two covenants.

The terms of the New Credit Agreement limit our ability to make “restricted payments,” which includes dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of all international borrowers. The payment of outstanding principal under the New Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the default in our payment or other performance obligations or our failure to comply with the financial and other covenants in the New Credit Agreement, subject to applicable notice requirements and cure periods as provided in the New Credit Agreement

Senior Notes

We have issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2009, we were in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, we entered into a $135.0 million trade accounts receivable facility (the "New Receivables Facility") with a financial institution and its affiliate (the "Purchasers").  The New Receivables Facility replaced our prior $120.0 million receivables financing facility (the "Prior Receivables Facility"), which was entered into in 2003 with a different financial institution and its affiliate.  The maturity date of the New Receivables Facility is December 8, 2013, subject to earlier termination by the Purchasers of their purchase commitment on December 7, 2009.  In addition, we can terminate the New Receivables Facility at any time upon five days prior written notice.  The New Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin.  Interest is payable on a monthly basis and the principal balance is payable upon termination of the New Receivables Facility.  The New Receivables Facility requires us to maintain a certain leverage ratio and a minimum coverage of interest expense. A significant portion of the initial proceeds from the New Receivables Facility was used to pay the obligations under the Prior Receivables Facility, and the proceeds will be used to pay fees, costs and expenses incurred in connection with the New Receivables Facility and for working capital and general corporate purposes.  There was a total of $93.1 million outstanding New Receivables Facility at January 31, 2009.  See Note 9 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional disclosures regarding this credit facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates.  The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks.  The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates.  The maximum amount of aggregate receivables that may be sold under our various RPAs was $162.5 million at January 31, 2009.  At January 31, 2009, total accounts receivable of $86.1 were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $1.8 million for the three months ended January 31, 2009.  Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables.  The servicing liability for these receivables is not material to the consolidated financial statements.  See Note 3 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding these various RPAs.

Other

In addition to the borrowings and facilities described above, we had outstanding debt of $118.7 million, comprised of $4.7 million in long-term debt and $114.0 million in short-term borrowings, at January 31, 2009, and $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings, at October 31, 2008.

Significant Nonstrategic Timberland Transactions

In connection with a 2005 timberland transaction with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly-owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly-owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.  See Note 8 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding these transactions.

Contractual Obligations

As of January 31, 2009, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$949.3	$30.3	$415.0	$136.6	$367.4
Short-term borrowings	118.0	118.0	-	-	-
Capital lease obligations	0.5	0.2	0.3	-	-
Operating leases	128.3	16.7	33.1	22.8	55.7
Liabilities held by special purpose entities	69.0	1.7	4.5	4.5	58.3
Total	$1,265.1	$166.9	$452.9	$163.9	$481.4

Our unrecognized tax benefits under FIN 48 have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first three months of 2009, we did not repurchase any shares of Class A Common Stock, but we purchased 100,000 shares of Class B Common Stock. As of January 31, 2009, we had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through January 31, 2009 was approximately $36.0 million.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Boards (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into after November 1, 2009, but will have no effect on our consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The objective of SFAS No.160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009 (2010 for us). We are currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States.  FASB believes that the accounting principles generally accepted in the United States hierarchy should be directed to entities because it is the entity, not its auditor that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result.  The standard will be effective 60 days following the Securities Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411.  We are currently evaluating the impact, if any, that the adoption of SFAS No. 162 will have on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2008 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM	1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2008	-		-	1,266,728
December 2008	-		-	1,166,728
January 2009	-		-	1,166,728
	-		-

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2008	-		-	1,266,728
December 2008	100,000	$ 31.45	100,000	1,166,728
January 2009	-		-	1,166,728
	100,000		100,000

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2009, the maximum number of shares that may yet be purchased is 1,166,728, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.)	We held our Annual Meeting of Stockholders on February 23, 2009.

(b.)
At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulation as to the shares of our Class B Common Stock:

	For	Against

Vicki L. Avril	21,883,496	-
Michael H. Dempsey	21,543,013	340,483
Bruce A. Edwards	21,883,496	-
Mark A. Emkes	21,883,496	-
John F. Finn	21,876,737	6,759
Michael J. Gasser	21,883,396	100
Daniel J. Gunsett	20,695,805	1,187,691
Judith D. Hook	21,472,133	411,363
Patrick J. Norton	21,883,496	-

ITEM 6.	EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a - 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 6, 2009	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q
For Quarterly Period Ended January 31, 2009

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