Form 10-Q
period 2009-04-30
GREIF INC
filed 2009-06-08
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on April 30, 2009 was as follows:

Class A Common Stock	24,360,723 shares
Class B Common Stock	22,462,266 shares

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net sales	$647,897	$918,019	$1,314,157	$1,764,311
Cost of products sold	533,816	758,851	1,099,521	1,456,819
Gross profit	114,081	159,168	214,636	307,492

Selling, general and administrative expenses	65,695	83,431	124,129	163,943
Restructuring charges	20,295	7,337	47,471	17,812
Timberland disposals, net	-	100	-	190
Gain on disposal of properties, plants and equipment, net	2,237	12,971	4,554	49,745
Operating profit	30,328	81,471	47,590	175,672

Interest expense, net	13,403	13,296	25,602	25,052
Debt extinguishment charge	782	-	782	-
Other income (expense), net	1,957	(3,780)	170	(7,110)

Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	18,100	64,395	21,376	143,510

Income tax expense	5,960	14,748	6,926	33,438
Equity in earnings (losses) of affiliates and minority interests	2	(993)	(1,042)	(731)
Net income	$12,142	$48,654	$13,408	$109,341

Basic earnings per share:
Class A Common Stock	$0.21	$0.84	$0.24	$1.88
Class B Common Stock	$0.31	$1.25	$0.34	$2.81

Diluted earnings per share:
Class A Common Stock	$0.21	$0.82	$0.24	$1.85
Class B Common Stock	$0.31	$1.25	$0.34	$2.81

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	April 30, 2009	October 31, 2008
	(Unaudited)
Current assets
Cash and cash equivalents	$66,775	$77,627
Trade accounts receivable, less allowance of $14,400 in 2009 and $13,532 in 2008	309,296	392,537
Inventories	244,074	303,994
Deferred tax assets	28,307	33,206
Net assets held for sale	24,188	21,321
Prepaid expenses and other current assets	83,027	93,965
	755,667	922,650

Long-term assets
Goodwill	531,581	512,973
Other intangible assets, net of amortization	102,630	104,424
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	106,659	88,563
	791,761	756,851

Properties, plants and equipment
Timber properties, net of depletion	203,154	199,701
Land	117,061	119,679
Buildings	339,247	343,702
Machinery and equipment	1,043,859	1,046,347
Capital projects in progress	108,195	91,549
	1,811,516	1,800,978
Accumulated depreciation	(761,814)	(734,581)
	1,049,702	1,066,397
	$2,597,130	$2,745,898

 See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2009	October 31, 2008
	(Unaudited)
Current liabilities
Accounts payable	$195,146	$384,648
Accrued payroll and employee benefits	50,613	91,498
Restructuring reserves	25,327	15,147
Short-term borrowings	57,862	44,281
Other current liabilities	76,286	136,227
	405,234	671,801

Long-term liabilities
Long-term debt	828,162	673,171
Deferred tax liabilities	183,654	183,021
Pension liabilities	13,431	14,456
Postretirement benefit liabilities	25,246	25,138
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	98,794	75,521
	1,192,537	1,014,557

Minority interest	4,762	3,729

Shareholders' equity
Common stock, without par value	94,412	86,446
Treasury stock, at cost	(115,511)	(112,931)
Retained earnings	1,124,734	1,155,116
Accumulated other comprehensive loss:
- foreign currency translation	(78,025)	(39,693)
- interest rate derivatives	(1,014)	(1,802)
- energy and other derivatives	(2,382)	(4,299)
- minimum pension liabilities	(27,617)	(27,026)
	994,597	1,055,811
	$2,597,130	$2,745,898

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the six months ended April 30,	2009	2008
Cash flows from operating activities:
Net income	$13,408	$109,341
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	49,518	52,638
Asset impairments	11,620	10,236
Deferred income taxes	5,532	(77,659)
Gain on disposals of properties, plants and equipment, net	(4,554)	(49,745)
Timberland disposals, net	-	(190)
Equity in losses of affiliates and minority interests	1,042	731
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	81,917	(40,544)
Inventories	54,957	(29,004)
Prepaid expenses and other current assets	8,595	(6,763)
Other long-term assets	(12,044)	(3,401)
Accounts payable	(242,598)	(19,162)
Accrued payroll and employee benefits	(40,581)	(13,294)
Restructuring reserves	10,180	(4,235)
Other current liabilities	(54,041)	31
Pension and postretirement benefit liabilities	(917)	(2,101)
Other long-term liabilities	23,453	107,041
Other	41,595	(84,393)
Net cash used in operating activities	(52,918)	(50,473)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(19,201)	(66,605)
Purchases of properties, plants and equipment	(53,472)	(69,500)
Purchases of timber properties	(600)	(1,300)
Proceeds from the sale of properties, plants, equipment and other assets	5,249	51,440
Purchases of land rights and other	-	(308)
Receipt of notes receivable	-	33,178
Net cash used in investing activities	(68,024)	(53,095)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,974,879	1,156,574
Payments on long-term debt	(1,819,597)	(1,072,834)
Proceeds from short-term borrowings	14,361	29,996
Dividends paid	(43,790)	(32,391)
Acquisitions of treasury stock and other	(3,145)	(10,899)
Exercise of stock options	272	3,152
Debt issuance cost	(8,309)	-
Net cash provided by financing activities	114,671	73,598
Effects of exchange rates on cash	(4,581)	3,249
Net decrease in cash and cash equivalents	(10,852)	(26,721)
Cash and cash equivalents at beginning of period	77,627	123,699
Cash and cash equivalents at end of period	$66,775	$96,978

 See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2009

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2009 and October 31, 2008 and the consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 2009 and 2008 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2008 (the “2008 Form 10-K”).

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

Industrial Packaging and Paper Packaging Acquisitions and Divestitures

During the first six months of 2009, the Company completed acquisitions of two small North America industrial packaging companies and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $19.2 million. Both acquisitions occured in February 2009 and are expected to complement the Company’s existing product lines. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $4.2 million (including $4.0 million of accounts receivable and $0.2 million of inventory) and liabilities assumed were $1.3 million. Identifiable intangible assets, with a combined fair value of $4.3 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $12.0 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

During 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to an acquisition from October 2005 for an aggregate purchase price of $90.3 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, acquisition of a 70 percent interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $65.5 million (including $12.2 million of accounts receivable and $7.4 million of inventory) and liabilities assumed were $43.2 million. Identifiable intangible assets, with a combined fair value of $19.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $48.5 million was recorded as goodwill. The final allocation of the purchase price of the July 2008 paper packaging acquisition may differ due to additional refinements in the fair values of the net assets acquired, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing the allocation of income tax adjustments.   The Company is required to make a contingent payment in 2009 based on a fixed percentage of EBITDA for one acquisition.  This payment is currently being negotiated.  Furthermore, in December 2010, the Company is required to pay $5.0 million to purchase the land and building that is currently being leased from the seller of one North American industrial packaging acquisition.

The Company implemented various restructuring plans at certain of the 2008 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $4.9 million, of which $2.9 million remains in the restructuring reserve at April 30, 2009. These charges primarily reflect severance, other exit costs associated with the consolidation of facilities, and the reduction of excess capacity.

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

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. There was no share-based compensation expense recognized under SFAS No. 123(R) for the first six months of 2009 and 2008.

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

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) for the first six months of 2009 and 2008 were ($0.6) million and $1.1 million, respectively. There were no dividends received from our equity method subsidiaries for the six months ended April 30, 2009 and 2008, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for the first six months of 2009 and 2008 was $0.4 million and $1.8 million, respectively.

NOTE 2 — RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009, but will have no effect on the Company’s consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends Accounting Research Bulletin ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009 (2010 for the Company). The Company is currently evaluating the impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004, as amended, between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned indirect European subsidiaries of Greif, Inc., under discounted receivables purchase agreements and from an indirect wholly-owned French subsidiary under a factoring agreement. In addition, on October 28, 2005, an indirect wholly-owned Italian subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) and agreed to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA.  The maximum amount of the receivables that may be sold under the RPA and the Italian RPA is €115.0 million ($149.9 million at April 30, 2009).

In October 2007, an indirect wholly-owned Singapore subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that may be sold under the Singapore RPA is 10.0 million Singapore Dollars ($6.7 million at April 30, 2009).

In October 2008, an indirect wholly-owned Brazil subsidiary of Greif, Inc., entered into agreements (“the Brazil Agreements”) with Brazilian Banks.  There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At April 30, 2009 and October 31, 2008, €60.6 million ($79.0 million) and €106.0 million ($137.8 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At April 30, 2009 and October 31, 2008, 5.5 million Singapore Dollars ($3.6 million) and 7.8 million Singapore Dollars ($5.3 million), respectively, of accounts receivable were sold under the Singapore RPA.   At April 30, 2009 and October 31, 2008, 7.2 million Brazilian Reais ($3.2 million) and 9.5 million Brazilian Reais ($4.5 million), respectively, of accounts receivable were sold under the Brazil Agreements.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income. Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.7 million ($0.9 million) and €1.0 million ($1.6 million) for the three months ended April 30, 2009 and 2008, respectively. Expenses associated with the Singapore RPA and Brazil Agreements were not material to the consolidated financial statements for the three months ended April 30, 2009 and 2008. Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA and the Brazil Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are summarized as follows (Dollars in thousands):

	April 30,	October 31,
	2009	2008
Finished goods	$64,820	$71,659
Raw materials and work-in-process	203,129	279,186
	267,949	350,845
Reduction to state inventories on last-in, first-out basis	(23,875)	(46,851)
	$244,074	$303,994

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis (“FIFO”) for approximately 75 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 25 percent of consolidated inventories.  Approximately 88 percent of inventories in the United States utilize the LIFO basis, and approximately 12 percent utilize the FIFO basis.  All Non-United States inventories utilize the FIFO basis.

NOTE 5 — NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of April 30, 2009, there were eleven facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually and on an interim basis, when considered necessary, reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill by segment for the six-month period ended April 30, 2009 are as follows (Dollars in thousands):

	Industrial Packaging	Paper Packaging	Total
Balance at October 31, 2008	$480,312	$32,661	$512,973
Goodwill acquired	12,035	-	12,035
Goodwill adjustments	10,287	(1,700)	8,587
Currency translation	(2,014)	-	(2,014)
Balance at April 30, 2009	$500,620	$30,961	$531,581

The goodwill acquired of $12.0 million consists of a $2.8 million contingent purchase price payment related to a 2005 acquisition and $9.2 million of preliminary goodwill related to acquisitions in the Industrial Packaging segment during the second quarter.  The goodwill adjustments represent a net increase in goodwill of $8.6 million primarily related to the final purchase price adjustments for three of the 2008 acquisitions, the recognition of deferred tax assets and the recording of tax contingency reserves.

All other intangible assets for the periods presented, except for $7.6 million related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from five to 20 years. The detail of other intangible assets by class as of April 30, 2009 and October 31, 2008 are as follows (Dollars in thousands):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2009:
Trademark and patents	$29,803	$14,202	$15,601
Non-compete agreements	17,096	4,618	12,478
Customer relationships	82,798	13,292	69,506
Other	9,802	4,757	5,045
Total	$139,499	$36,869	$102,630

October 31, 2008:
Trademark and patents	$29,996	$13,066	$16,930
Non-compete agreements	16,514	3,470	13,044
Customer relationships	80,017	10,741	69,276
Other	9,624	4,450	5,174
Total	$136,151	$31,727	$104,424

During the first six months of 2009, gross intangible assets increased by $3.3 million. The increase in gross intangible assets is comprised of $4.3 million in preliminary purchase price allocations related to current quarter acquisitions and a $1.0 million decrease of currency fluctuations both related to the Industrial Packaging segment. Amortization expense for the six months ended April 30, 2009 and 2008 was $5.3 million and $4.7 million, respectively. Amortization expense for the next five years is expected to be $13.2 million in 2010, $12.2 million in 2011, $11.2 million in 2012, $8.0 million in 2013 and $7.1 million in 2014.

NOTE 7 — RESTRUCTURING CHARGES

The focus for restructuring activities in 2009 is on business realignment to address the adverse impact resulting from the sharp decline in business throughout the global economy and further implementation of the Greif Business System. During the first six months of 2009, the Company recorded restructuring charges of $47.5 million, consisting of $25.1 million in employee separation costs, $11.6 million in asset impairments and $10.8 million in other costs. In addition, the Company recorded $9.3 million in restructuring-related inventory charges in cost of products sold.  Thirteen company-owned plants in the Industrial Packaging segment were closed and the total employees severed that were eligible for severance during the first six months of 2009 were 1,124.  The remaining restructuring charges for the above activities are anticipated to be approximately $25 million for the remainder of 2009.

In 2008, the focus for restructuring activities was on integration of acquisitions in the Industrial Packaging segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.  During the first six months of 2008, the Company recorded restructuring charges of $17.8 million, consisting of $5.0 million in employee separation costs, $10.2 million in asset impairments, $0.4 million in professional fees and $2.2 million in other costs. Two company-owned plants in the Industrial Packaging segment were closed and the total employees severed during the first six months of 2008 were 270.

For each relevant business segment, costs incurred in 2009 are as follows (Dollars in thousands):

	Three months ended April 30, 2009	Six months ended April 30, 2009	Total Amounts Expected to be Incurred

Industrial Packaging
Employee separation costs	$11,180	$23,486	$38,351
Asset impairments	6,741	11,582	19,273
Inventory adjustments	7,452	9,285	9,299
Other restructuring costs	1,642	9,670	19,948
	27,015	54,023	86,871

Paper Packaging
Employee separation costs	9	1,451	2,343
Asset impairments	-	38	169
Other restructuring costs	723	1,094	1,165
	732	2,583	3,677

Timber
Employee separation costs	-	150	150
	-	150	150

	$27,747	$56,756	$90,698

Amounts in the column Total Amounts Expected to be Incurred above relate to the commencement of restructuring plans which are anticipated to be realized in 2009 and 2010.

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six-month period ended April 30, 2009 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Inventory Write-down	Total
Balance at October 31, 2008	$14,413	$734	$-	$-	$15,147
Costs incurred and charged to expense	25,087	10,764	11,620	-	47,471
Costs incurred and charged to cost of
products sold	-	-	-	9,285	9,285
Reserves established in the purchase price
of business combinations	320	1,294	3,209	-	4,823
Costs paid or otherwise settled	(18,696)	(8,589)	(14,829)	(9,285)	(51,399)
Balance at April 30, 2009	$21,124	$4,203	$-	$-	$25,327

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

Assets of the Buyer SPE at April 30, 2009 and October 31, 2008 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of April 30, 2009 and October 31, 2008. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the six month periods ended April 30, 2009 and 2008 include interest expense on STA Timber debt of $1.1 million and interest income on Buyer SPE investments of $1.2 million.

NOTE 9 — DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	April 30,	October 31,
	2009	2008
$700 Million Credit Agreement	$439,475	$-
$450 Million Credit Agreement	-	247,597
Senior Notes	300,000	300,000
Trade accounts receivable credit facility	84,000	120,000
Other long-term debt	4,687	5,574
	$828,162	$673,171

Credit Agreement

On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement replaced the then existing Credit Agreement (the “Prior Credit Agreement”) that provided the Company with a $450.0 million revolving multicurrency credit facility due 2010. At April 30, 2009, $234.6 million was available under the Credit Agreement. As a result of this transaction, a $0.8 million debt extinguishment charge, which included the write-off of unamortized capitalized debt issuance costs, was recorded.

The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5 million each quarter-end for the next eight quarters and $150 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the Prior Credit Agreement.  Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount.  On February 19, 2009, $325.3 million borrowed under the revolving credit facility and term loan was used to prepay the obligations outstanding under the Prior Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of April 30, 2009, $439.5 million was outstanding under the Credit Agreement, which consisted of $242.0 million borrowed on the $500 million revolving multicurrency credit facility and $197.5 million term loan. The weighted average interest rate on the Credit Agreement was 3.28 percent since February 19, 2009, and the interest rate was 3.31 percent at April 30, 2009.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At April 30, 2009, the Company was in compliance with these covenants.

Senior Notes

On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of previously outstanding 8 7/8 percent Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At April 30, 2009, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 7, 2009, or such later date to which the purchase commitment may be extended by agreement of the parties.  The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (2.09 percent at April 30, 2009).  In addition, the Company can terminate the credit facility at any time upon five days prior written notice.  A significant portion of the proceeds from this credit facility were used to pay the obligations under the previous credit facility, which was terminated.  The remaining proceeds will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. There was $84.0 million outstanding under the United States trade accounts receivable credit facility at April 30, 2009.  The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. At April 30, 2009, the Company was in compliance with these covenants.

Greif Receivables Funding LLC (“GRF”), an indirect subsidiary of the Company, has participated in the purchase and transfer of receivables in connection with these credit facilities and is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company and its other subsidiaries, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries, and the liabilities of GRF are not the liabilities or obligations of the Company and its other subsidiaries. This entity purchases and services the Company’s trade accounts receivable that are subject to these credit facilities.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at April 30, 2009 the Company had other debt outstanding of $62.6 million, comprised of $4.7 million in long-term debt and $57.9 million in short-term borrowings and at October 31, 2008 other debt outstanding of $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings.

At April 30, 2009, annual maturities of the Company’s long-term debt under the various financing arrangements were $4.7 million in 2010, $439.5 million in 2012, $84.0 million in 2014 and $300.0 million thereafter.

At April 30, 2009 and October 31, 2008, the Company had deferred financing fees and debt issuance costs of $11.6 million and $4.6 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at April 30, 2009 and October 31, 2008 approximate their fair values because of the short-term nature of these items.

The estimated fair value of the Company’s long-term debt was $805.7 million and $619.2 million as compared to the carrying amounts of $828.2 million and $673.2 million at April 30, 2009 and October 31, 2008, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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

SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of April 30, 2009, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a Level 2 basis. The majority of the Company’s derivative instruments related to receive fixed-rate, pay floating-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps.  The fair values of these derivatives have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of April 30, 2009, are as follows (Dollars in thousands):

	Notional Amount	Fair Value Adjustment	Balance Sheet Location
	April 30, 2009	April 30, 2009	April 30, 2009

Cross-currency interest rate swaps	$300,000	$11,977	Other long-term assets
Interest rate derivatives	100,000	(1,559)	Other long-term liabilities
Energy and other derivatives	61,184	(4,608)	Other current liabilities
Total	$461,184	$5,810

The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive gain on these agreements was $12.0 million and $24.5 million at April 30, 2009 and October 31, 2008, respectively.

The Company has interest rate swap agreements with various maturities through 2011. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (4.93 percent at April 30, 2009) over the life of the contracts.

At April 30, 2009, the Company had outstanding foreign currency forward contracts in the notional amount of $54.9 million ($174.0 million at October 31, 2008). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at April 30, 2009 resulted in a loss of $0.7 million recorded in other comprehensive income and a loss of $0.3 million recorded in the consolidated statements of income. The fair value of similar contracts at April 30, 2008 resulted in a gain of $0.9 million recorded in other comprehensive income and a loss of $0.1 million recorded in the consolidated statements of income.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. The fair value of the energy hedges was in an unfavorable position of $3.0 million ($2.0 million net of tax) at April 30, 2009, compared to an unfavorable position of $5.2 million ($3.4 million net of tax) at October 31, 2008. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended April 30, 2009.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in old corrugated containers (“OCC”) prices through July 31, 2009. The fair value of these hedges was in an unfavorable position of $0.6 million ($0.4 million net of tax). As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended April 30, 2009.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next six months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $3.9 million after tax at the time the underlying hedge transactions are realized.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2009:
Class A Common Stock	128,000,000	42,281,920	24,360,723	17,921,197
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734

October 31, 2008:
Class A Common Stock	128,000,000	42,281,920	24,081,998	18,199,922
Class B Common Stock	69,120,000	34,560,000	22,562,266	11,997,734

NOTE 13 — DIVIDENDS PER SHARE

The following dividends per share were paid during the periods indicated:

	Three Months Ended April 30		Six Months Ended April 30
	2009	2008	2009	2008
Class A Common Stock	$0.38	$0.28	$0.76	$0.56
Class B Common Stock	$0.57	$0.42	$1.13	$0.83

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

	Three months ended		Six months ended
	April 30		April 30
	2009	2008	2009	2008
Class A Common Stock:
Basic shares	24,352,826	23,911,860	24,241,605	23,850,542
Assumed conversion of stock options	270,598	535,589	266,413	525,698
Diluted shares	24,623,424	24,447,449	24,508,018	24,376,240

Class B Common Stock:
Basic and diluted shares	22,462,266	22,882,611	22,489,148	22,912,762

NOTE 15 — COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2009	2008	2009	2008
Net income	$12,142	$48,654	$13,408	$109,341
Other comprehensive income (loss):
Foreign currency translation adjustment	(9,423)	(8,573)	(38,332)	(43,576)
Changes in fair value of interest rate derivatives, net of tax	1,104	677	788	(1,785)
Changes in fair value of energy and other derivatives, net of tax	2,972	342	1,917	302
Minimum pension liability adjustment, net of tax	547	(728)	(591)	35
Comprehensive income	$7,342	$40,372	$(22,810)	$64,317

The following are the income tax benefit (expense) for each other comprehensive income (loss) line items:

	Three months ended		Six months ended
	April 30		April 30
	2009	2008	2009	2008
Income tax (benefit) expense:
Changes in fair value of interest rate derivatives, net of tax	541	201	378	(542)
Changes in fair value of energy and other derivatives, net of tax	1,457	102	919	92
Minimum pension liability adjustment, net of tax	268	(216)	(283)	11

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

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2010 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.8 million. Actual results may differ materially from this estimate.

There have been no significant changes in the Company’s uncertain tax positions for the six months ended April 30, 2009.

NOTE 17 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2009	2008	2009	2008
Service cost	$1,842	$3,151	$3,684	$6,302
Interest cost	4,143	7,660	8,286	15,320
Expected return on plan assets	(4,398)	(9,098)	(8,796)	(18,196)
Amortization of prior service cost, initial net asset and net actuarial gain	288	1,192	576	2,384
Net periodic pension costs	$1,875	$2,905	$3,750	$5,810

The Company made $4.9 million in pension contributions in the six months ended April 30, 2009. Based on minimum funding requirements including a change in measurement date to October 31 for all defined benefit plans, $11.5 million of pension contributions are estimated for the entire 2009 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2009	2008	2009	2008
Service cost	$-	$8	$-	$16
Interest cost	374	502	748	1,004
Amortization of prior service cost and recognized actuarial gain	(283)	(348)	(566)	(696)
Net periodic cost for postretirement benefits	$91	$162	$182	$324

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

Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 272,600 acres of timber properties in the southeastern United States. The Company also owns approximately 27,400 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2008 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net sales:
Industrial Packaging	$527,073	$748,009	$1,056,589	$1,419,287
Paper Packaging	118,064	163,442	248,449	332,246
Timber	2,760	6,568	9,119	12,778
Total net sales	$647,897	$918,019	$1,314,157	$1,764,311

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:
Industrial Packaging	$40,689	$64,209	$63,073	$142,281
Paper Packaging	14,961	14,053	35,689	34,452
Timber	2,425	10,446	5,584	16,561
Operating profit, before the impact of restructuring charges,
restructuring-related inventory charges and timberland disposals, net:	58,075	88,708	104,346	193,294

Restructuring charges:
Industrial Packaging	19,564	6,454	44,738	16,257
Paper Packaging	731	816	2,583	1,488
Timber	-	67	150	67
Restructuring charges	20,295	7,337	47,471	17,812

Restructuring-related inventory charges -
Industrial Packaging	7,452	-	9,285	-
Timberland disposals, net - Timber	-	100	-	190
Total operating profit	$30,328	$81,471	$47,590	$175,672

Depreciation, depletion and amortization expense:
Industrial Packaging	$17,576	$18,312	$35,013	$36,060
Paper Packaging	6,636	7,283	13,370	13,102
Timber	49	1,180	1,135	3,476
Total depreciation, depletion and amortization expense	$24,261	$26,775	$49,518	$52,638

			April 30,	October 31,
			2009	2008
Assets:
Industrial Packaging			$1,684,122	$1,831,010
Paper Packaging			348,181	360,263
Timber			259,325	254,771
Total segments			2,291,628	2,446,044
Corporate and other			305,502	299,854
Total assets			$2,597,130	$2,745,898

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008
Net sales:
North America	$361,419	$475,780	$755,360	$925,850
Europe, Middle East and Africa	192,374	324,883	374,711	607,074
Other	94,104	117,356	184,086	231,387
Total net sales	$647,897	$918,019	$1,314,157	$1,764,311

The following table presents total assets by geographic area (Dollars in thousands):

	April 30,	October 31,
	2009	2008
Assets:
North America	$1,805,381	$1,836,049
Europe, Middle East and Africa	468,739	568,061
Other	323,010	341,788
Total assets	$2,597,130	$2,745,898

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2009 and October 31, 2008, and for the consolidated statements of income for the three-month and six-month periods ended April 30, 2009 and 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”). Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

As of April 30, 2009, we owned approximately 272,600 acres of timber properties in the southeastern United States, which are actively managed, and approximately 27,400 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

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

In response to the current economic slowdown, we have continued to implement previously announced incremental and accelerated Greif Business System initiatives and specific contingency actions. These initiatives include continuation of active portfolio management, further administrative excellence activities, a hiring and salary freeze and curtailed discretionary spending.

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

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 272,600 acres at April 30, 2009, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have 11 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 27,400 acres at April 30, 2009, did not have any depletion expense since it is not actively managed at this time.

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

Environmental expenses were insignificant for the six months ended April 30, 2009 and 2008. Environmental cash expenditures were $0.4 million and $1.1 for the six months ended April 30, 2009 and 2008, respectively. Our reserves for environmental liabilities at April 30, 2009 amounted to $32.8 million, which included reserves of $18.2 million related to our blending facility in Chicago, Illinois (a reduction of $3.3 million from January 31, 2009 due to expenditures made and a reduction in cost estimates by a third party for its remediation efforts), and $9.0 million related to our Blagden facilities. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2009. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.2 million and $4.1 million of estimated costs related to outstanding claims at April 30, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.0 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $20.1 million and $20.6 million for anticipated costs related to general liability, product, auto and workers’ compensation at April 30, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month and six-month periods ended April 30, 2009 and 2008. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.

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

Second Quarter Results

Overview

Net sales decreased 29 percent (20 percent excluding the impact of foreign currency translation) to $647.9 million in the second quarter of 2009 compared to $918.0 million in the second quarter of 2008.  The $270.1 million decline was due to Industrial Packaging ($220.9 million), Paper Packaging ($45.3 million) and Timber ($3.9 million). The 20 percent constant-currency decrease was due to lower sales volumes across all product lines.

Operating profit was $30.3 million and $81.5 million in the second quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, was $58.1 million for the second quarter of 2009 compared to $88.7 million for the second quarter of 2008.  The $30.6 million decrease was due to Industrial Packaging ($23.5 million) and Timber ($8.0 million), partially offset by an increase in Paper Packaging ($0.9 million).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended April 30,	2009	2008
Net Sales
Industrial Packaging	$527.1	$748.0
Paper Packaging	118.1	163.4
Timber	2.7	6.6
Total net sales	$647.9	$918.0
Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Industrial Packaging	$40.7	$64.2
Paper Packaging	15.0	14.1
Timber	2.4	10.4
Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	$58.1	$88.7
Restructuring charges:
Industrial Packaging	$19.6	$6.4
Paper Packaging	0.7	0.8
Timber	-	0.1
Restructuring charges	$20.3	$7.3

Restructuring-related inventory charges:
Industrial Packaging	$7.5	$-
Timberland disposals, net:
Timber	$-	$0.1

Operating profit (loss):
Industrial Packaging	$13.6	$57.8
Paper Packaging	14.3	13.3
Timber	2.4	10.4
Total operating profit	$30.3	$81.5

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales decreased 30 percent (19 percent excluding the impact of foreign currency translation) to $527.1 million in the second quarter of 2009 from $748.0 million in the second quarter of 2008. The 19 percent constant-currency decrease was due to lower sales volumes across all product lines due to the current economic slowdown, compared to the same period in 2008.

Gross profit margin for the Industrial Packaging segment was 16.7 percent in the second quarter of 2009 versus 18.1 percent in the second quarter of 2008 due to lower net sales, a lower of cost or market adjustments in Asia and restructing related inventory charge primarily related to two closed plants in Asia which were partially offset by related LIFO benefits and contributions from further execution and acceleration of the Greif Business System initiatives.

Operating profit was $13.6 million in the second quarter of 2009 compared to operating profit of $57.9 million in the second quarter of 2008. Operating profit before the impact of restructuring charges and restructuring–related inventory charges decreased to $40.7 million in the second quarter of 2009 from $64.2 million in the second quarter of 2008. The segment is aggressively implementing plans through the Greif Business System and specific contingency actions  to mitigate the impact of the lower activity levels.

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

In this segment, net sales were $118.1 million in the second quarter of 2009 compared to $163.4 million in the second quarter of 2008.  This decrease was primarily due to lower activity levels compared to the same quarter of the previous year, partially offset by higher containerboard selling prices implemented in the fourth quarter of 2008.

The Paper Packaging segment’s gross profit margin increased to 21.7 percent in the second quarter of 2009 compared to 13.2 percent in the second quarter of 2008 due to higher selling prices and lower input costs.

Operating profit was $14.3 million and $13.2 million in the second quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges increased to $15.0 million in the second quarter of 2009 from $14.1 million in the second quarter of 2008.  The increase was primarily due to lower raw material costs, especially old corrugated containers, labor and transportation costs, partially offset by lower sales volumes.  In addition, the segment is aggressively implementing plans through the Greif Business Systems and specific contingency actions to mitigate the impact of the lower activity levels.

Timber

As of April 30, 2009, our Timber segment consists of approximately 272,600 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,400 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $2.7 million and $6.6 million in the second quarter of 2009 and 2008, respectively.

Operating profit was $2.4 million and $10.4 million in the second quarter of 2009 and 2008, respectively.  Operating profit before the impact of restructuring charges and timberland disposals, net, was $2.4 million in the second quarter of 2009 compared to $10.4 million in the second quarter of 2008.  Included in these amounts were profits from the sale of certain special use properties of $1.3 million in the second quarter of 2009 and $9.5 million in the second quarter of 2008.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 82.4 percent for the second quarter of 2009 versus 82.7 percent for the second quarter of 2008. The slightly lower cost of products sold was due to lower raw material cost and related last-in, first-out (LIFO) benefits.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $65.7 million, or 10.1 percent of net sales, in the second quarter of 2009 compared to $83.4 million, or 9.1 percent of net sales, in the second quarter of 2008. The decrease in SG&A expenses was primarily due to the implementation of incremental and accelerated Greif Business System initiatives and specific contingency actions and the impact of foreign currency translation.

Restructuring Charges

The focus of the 2009 restructuring activities is on business realignment due to the economic downturn and further implementation of the Greif Business System. During the second quarter of 2009, we recorded restructuring charges of $20.3 million, consisting of $11.2 million in employee separation costs, $6.7 million in asset impairments and $2.4 million in other costs.

In 2008, our restructuring charges were primarily related to integration of acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.   During the second quarter of 2008, we recorded restructuring charges of $7.3 million, consisting of $1.2 million in employee separation costs, $3.8 million in asset impairments, and $2.3 million in other costs.

In addition, during the second quarter of 2009, we recorded $7.5 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustment primarily at two closed facilities in Asia.

Timberland Disposals, Net

During the second quarter of 2009 and 2008, we recorded no net gain on sale of timber property.

Gain on Disposal of Properties, Plants and Equipment, Net

During the second quarter of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $2.2 million, primarily consisting of a $0.5 million gain on the sale of a business in Europe and a $1.3 million gain on the sale of special use properties. During the second quarter of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $13.0 million, primarily from the sale of surplus and HBU timber properties of $8.3 million.

Interest Expense, Net

Interest expense, net was $13.4 million and $13.3 million for the second quarter of 2009 and 2008, respectively. The slight increase in interest expense, net was primarily attributable to higher average debt outstanding partially offset by lower interest rates.

Debt Extinguishment Charge

In the second quarter of 2009, we completed its new $700 million senior secured credit facilities. The new facilities replaced an existing $450 million revolving credit facility that was scheduled to mature in March 2010. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs was recorded.

Other Income (Expense), Net

Other income, net during second quarter of 2009 was $2.0 million compared to other expense, net of $3.8 million during the second quarter of 2008. The decrease in other expense, net was primarily due to foreign exchange gains and lower fees related to trade receivables financing facilities.

Income Tax Expense

The effective tax rate was 32.9 percent and 22.9 percent in the second quarter of 2009 and 2008, respectively. The higher effective tax rate resulted from an increase in the proportion of taxable income in the United States relative to outside the United States in the 2009 compared to the same period last year.

Equity in Earnings (Losses) of Affiliates and Minority Interests

During the second quarter of 2009, we had no significant loss or gain on equity in earnings (losses) of affiliates and minority interests. During the second quarter of 2008, we recorded a loss of $1.0 million on equity in earnings (losses) of affiliates and minority interests. We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.

Net Income

Based on the foregoing, we recorded net income of $12.1 million for the second quarter of 2009 compared to $48.7 million in the second quarter of 2008.

Year-to-Date Results

Overview

Net sales decreased 26 percent (21 percent excluding the impact of foreign currency translation) to $1,314.1 million in the first half of 2009 compared to $1,764.3 million in the first half of 2008.  The $450.2 million decrease is due to Industrial Packaging ($362.7 million), Paper Packaging ($83.8 million) and Timber ($3.7 million). The 21 percent constant-currency decrease was due to lower sales volumes across all product lines.

Operating profit was $47.6 million and $175.7 million in the first half of 2009 and 2008, respectively.  Operating profit before the impact of restructuring charges, restructuring-related inventory charges, and timberland disposals, net was $104.4 million for the first half of 2009 compared to $193.3 million for the first half of 2008.  The $88.9 million decrease was principally due to lower operating profit in Industrial Packaging ($79.1 million) and Timber ($11.0 million) and a slight increase in Paper Packaging ($1.2 million). This decrease was attributable to slower sales across all segments compared to the same period last year and a $29.9 million pretax net gain on the divestiture of business units in Australia and Zimbabwe, which we recognized in the 2008 in Industrial Packaging.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the six months ended April 30,	2009	2008
Net Sales
Industrial Packaging	$1,056.6	$1,419.3
Paper Packaging	248.4	332.2
Timber	9.1	12.8
Total net sales	$1,314.1	$1,764.3
Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Industrial Packaging	$63.1	$142.2
Paper Packaging	35.7	34.5
Timber	5.6	16.6
Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	$104.4	$193.3
Restructuring charges:
Industrial Packaging	$44.7	$15.8
Paper Packaging	2.6	1.9
Timber	0.2	0.1
Restructuring charges	$47.5	$17.8
Restructuring-related inventory charges:
Industrial Packaging	$9.3	$-
Timberland disposals, net:
Timber	$-	$0.2

Operating profit (loss):
Industrial Packaging	$9.1	$126.4
Paper Packaging	33.1	32.6
Timber	5.4	16.7
Total operating profit	$47.6	$175.7

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales decreased to $1,056.6 million in the first half of 2009 compared to $1,419.3 million in the first half of 2008 — an decrease of 19 percent excluding the impact of foreign currency translation. The decrease in net sales was primarily attributable to the lower sales volumes in most of the industrial packaging businesses.

Industrial Packaging segment’s gross profit margin was 14.6 percent in the first half of 2009 compared to 17.5 percent for the first half of 2008. The decrease is primarily due to lower net sales, lower of cost or market adjustments in Asia and restructuring related inventory charge primarily related to two closed plants in Asia which were offset by related LIFO benefits and contributions from further execution and acceleration of the Greif Business System initiatives.

Operating profit was $9.1 million in the first half of 2009 compared to $126.4 million in the first half of 2008.  Operating profit before the impact of restructuring charges and restructuring-related inventory charges decreased to $63.1 million in the first half of 2009 compared to $142.2 million in the first half of 2008. The decrease in operating profit included $44.7 million of restructuring charges and $9.3 million of restructuring-related to inventory charges. In addition in 2008, there was a $29.9 million pre tax net gain on the divestiture of business units, in Australia and Zimbabwe.

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

In this segment, net sales were $248.4 million in the first half of 2009 compared to $332.2 million in the first half of 2008. The decrease in net sales was principally due to downward pressure on prices across all products and lower sales volumes.

The Paper Packaging segment’s gross profit margin was 22.5 percent in the first half of 2009 compared to 16.5 percent for the first half of 2008.

Operating Profit was $33.1 million and $32.6 million in the first half of 2009 and 2008, respectively.  Operating profit before the impact of restructuring charges increased to $35.7 million in the first half of 2009 compared to $34.5 million in the first half of 2008. The increase in operating profit was primarily due to lower raw material costs, especially old corrugated containers, and related LIFO benefits.  Also, labor, transportation and energy costs were lower as compared to the same period of the previous year.  In addition, this segment continued to benefit from Grief Business System and specific contingency initiatives.

Timber

Our Timber segment consists of approximately 272,600 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,400 acres in Canada. The key factors influencing profitability in the Timber segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

Net sales were $9.1 million in the first half of 2009 and $12.8 million in the first half of 2008.

Operating profit was $5.4 million and $16.7 million in the first half of 2009 and 2008, respectively.  Operating profit before the impact of restructuring charges and timberland disposals, net was $5.6 million in the first half of 2009 compared to $16.6 million in the first half of 2008. Included in these amounts were profits from the sale of special use properties of $1.3 million in the first half of 2009 and $13.3 million in the first half of 2008.

Other Income Statement Changes

Cost of Products Sold

The cost of products sold, as a percentage of net sales, was 83.7 percent for the first half of 2009 versus 82.6 percent for the first half of 2008.  Higher raw material costs, a $6.1 million lower-of-cost or market inventory adjustments in Asia and $9.3 million restructuring-related inventory charge primarily related to two closed plants in Asia were the primary reasons for the increase in cost of products sold, which were partially offset by contributions from further execution of incremental and accelerated Greif Business System initiatives.

SG&A Expenses

SG&A expenses were $124.1 million, or 9.4 percent of net sales, in the first half of 2009 compared to $163.9 million, or 9.3 percent of net sales, in the first half of 2008. The dollar decrease in SG&A expense was primarily due to tighter controls over SG&A expenses, reduction in administrative personnel as a result of  incremental and accelerated Greif Business System initiatives, specific contingency actions, lower reserves for incentive compensation and the impact of foreign currency translation.

Restructuring Charges

During the first half of 2009, we recorded restructuring charges of $47.5 million, consisting of $25.1 million in employee separation costs, $11.6 million in asset impairments and $10.8 million in other costs. The focus of the 2009 restructuring activities is on business realignment due to the economic downturn and further implementation of the Greif Business System.

During the first half of 2008, we recorded restructuring charges of $17.8 million, consisting of $5.0 million in employee separation costs, $10.2 million in asset impairments and $2.6 million in other costs. The focus of the 2008 restructuring activities was on integration of acquisitions in the Industrial Packaging segment and alignment of the market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment.

In addition, during the first six months of 2009, we recorded $9.3 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustments at two closed facilities in Asia.

Timberland Disposals, Net

During the first half of 2009, we recorded no net gain on sale of timber property compared to a net gain of $0.2 million in the first half of 2008.

Gain on Disposal of Properties, Plants, and Equipment, Net

During the first half of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $4.6 million, primarily consisting of a $2.8 million gain on the sale of properties in North America and a business in Europe as well as $1.6 million gain from the sale of special use properties. During the first half of 2008, gain on disposals of properties, plants and equipment, net was $49.7 million, primarily consisting of a $29.9 million pre-tax net gain on divestiture of business units in Australia and the controlling interest in Zimbabwe, and $11.8 million in net gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $25.6 million and $25.1 million for the first half of 2009 and 2008, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding partially offset by lower interest rates.

Debt Extinguishment Charge

In the first half of 2009, we completed its new $700 million senior secured credit facilities. The new facilities replaced an existing $450 million revolving credit facility that was scheduled to mature in March 2010. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs, was recorded.

Other Expense, Net

Other income, net during first half of 2009 was $0.2 million compared to other expense, net of $7.1 million during the first half of 2008.  The decrease in other expense, net was primarily due to foreign exchange gains and lower fees related to trade receivables financing facilities.

Income Tax Expense

The effective tax rate was 32.4 percent and 23.3 percent in the first half of 2009 and 2008, respectively. The higher effective tax rate resulted from an increase in the proportion of taxable income in the United States relative to outside the United States in the first half 2009 compared to the same period last year.

Equity Earnings and Minority Interests

           Equity earnings of affiliates and minority interests were a loss of $1.1 million and $0.7 million for the first half of 2009 and 2008, respectively.  We have minority holdings in various companies, and the minority interests of other persons in the respective net income of these companies have been recorded as an expense.  These expenses were partially offset by equity in the earnings of our unconsolidated affiliates.

Net Income

Based on the foregoing, we recorded net income of $13.4 million for the first half of 2009 compared to $109.3 million in the first half of 2008.

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

Capital Expenditures, Business Acquisitions and Divestitures

During the first half of 2009, we invested $53.5 million in capital expenditures, excluding timberland purchases of $0.6 million, compared with capital expenditures of $69.5 million, excluding timberland purchases of $1.3 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases, to be approximately $85 million in 2009.  The expenditures will primarily be to replace and improve equipment.

During the second quarter of 2009, we acquired two small industrial packaging companies for an aggregate purchase price of $16.4 million.  These two acquisitions, both located in North America, complimented our current businesses.

Balance Sheet Changes

Our trade accounts receivable decreased $83.2 million, primarily due to lower sales and foreign currency translation.

Inventories decreased $59.9 million due to lower raw material cost, lower inventory requirements and foreign currency translation.

Accounts payable decreased $189.5 million due to lower purchase requirements, seasonality factors, timing of payments and foreign currency translation.

Accrued payroll and employee benefits decreased $40.9 million primarily due to workforce reductions and reduced 2009 incentive accruals.

Other current liabilities decreased $59.9 million due to lower income tax liabilities and foreign currency translation.

Long-term debt increased $155.0 million due to increased cash requirements related to working capital, capital expenditures and acquisitions.

Other long-term liabilities increased $23.3 million primarily due to the revaluation of a cross-currency interest rate swap.

Accumulated other comprehensive income (loss)—foreign currency translation increased $38.3 million, primarily due to the appreciation of the United State Dollar against the European, Asian and Latin American currencies in 2009.

Borrowing Arrangements

Credit Agreements

On February 19, 2009, we and one of our international subsidiaries, as borrowers, and a syndicate of financial institutions, as lenders, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”).  The Credit Agreement replaced our then existing Credit Agreement (the “Prior Credit Agreement”) that provided us with a $450.0 million revolving multicurrency credit facility due 2010. The revolving multicurrency credit facility under the Prior Credit Agreement was available to us for ongoing working capital and general corporate purposes and provided for interest based on a euro currency rate or an alternative base rate that reset periodically plus a calculated margin amount.

The Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both maturing in February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. There was $439.5 million outstanding under the Credit Agreement at April 30, 2009.  The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the Prior Credit Agreement.  Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount.  On February 19, 2009, $325.3 million was borrowed under the Credit Agreement and used to pay the outstanding obligations under the Prior Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. The Prior Credit Agreement was terminated on February 19, 2009.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to Asset Sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At April 30,2009, we were in compliance with the covenants under the Credit Agreement.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which includes dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of all international borrowers. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the default in our payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement

Senior Notes

We have issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which the Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2009, we were in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

We have a $135.0 million trade accounts receivable facility (the "Receivables Facility") with a financial institution and its affiliate (the "Purchasers").  The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2009.  In addition, we can terminate the Receivables Facility at any time upon five days prior written notice.  The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin.  Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility.  The Receivables Facility contains certain covenants, including financial covenants for a leverage ratio identical to the Credit Agreement, and an interest coverage ratio. The interest coverage ratio generally requires that at the end of any quarter we will not permit the ration of (a) our EBITDA to (b_ our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. Proceeds of the Receivables Facility are available for working capital and general corporate purposes.  At April 30, 2009, $84.0 million was outstanding under the Receivables Facility.  See Note 9 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional disclosures regarding this credit facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates.  The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks.  The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates.  The maximum amount of aggregate receivables that may be sold under our various RPAs was $156.6 million at April 30, 2009.  At April 30, 2009, total accounts receivable of $85.8 were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $0.9 million for the three months ended April 30, 2009.  Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables.  The servicing liability for these receivables is not material to the consolidated financial statements.  See Note 3 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding these various RPAs.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at April 30, 2009, we had outstanding other debt of $62.6 million, comprised of $4.7 million in long-term debt and $57.9 million in short-term borrowings.

At April 30, 2009, annual maturities of our long-term debt under our various financing arrangements were $4.7 million in 2010, $439.5 million in 2012, $84.0 million in 2014 and $300.0 million thereafter.

At April 30, 2009 and October 31, 2008, we had deferred financing fees and debt issuance costs of $11.6 million and $4.6 million, respectively, which are included in other long-term assets.

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

Contractual Obligations

As of April 30, 2009, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,054.1	$18.4	$541.8	$126.4	$367.5
Short-term borrowings	59.3	59.3	-	-	-
Capital lease obligations	0.5	0.2	0.3	-	-
Operating leases	122.8	11.2	33.1	22.8	55.7
Liabilities held by special purpose entities	68.4	1.1	4.5	4.5	58.3
Total	$1,305.1	$90.2	$579.7	$153.7	$481.5

Our unrecognized tax benefits under FIN 48 have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the second three months of 2009, we did not repurchase any shares of Class A Common Stock or Class B Common Stock. As of April 30, 2009, we had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through April 30, 2009 was approximately $36.0 million.

Recent Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009, but will have no effect on our consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.”  The objective of SFAS No.160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for our financial statements for the fiscal year beginning November 1, 2009 (2010 for us). We are currently evaluating the impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A – Risk Factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2008	-		-	1,266,728
December 2008	-		-	1,166,728
January 2009	-		-	1,166,728
February 2009	-		-	1,166,728
March 2009	-		-	1,166,728
April 2009	-		-	1,166,728
	-		-

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2008	-		-	1,266,728
December 2008	100,000	$31.45	100,000	1,166,728
January 2009	-		-	1,166,728
February 2009	-		-	1,166,728
March 2009	-		-	1,166,728
April 2009	-		-	1,166,728
	-		-

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2009, the maximum number of shares that may yet be purchased is 1,166,728, which may be any combination of Class A Common Stock or Class B Common Stock.

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

Greif, Inc.
(Registrant)

Date: June 8, 2009	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.

Form 10-Q
For Quarterly Period Ended April 30, 2009

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