Form 10-Q
period 2009-07-31
GREIF INC
filed 2009-09-04
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-00566
GREIF, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-4388903 (I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (740) 549-6000
Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on July 31, 2009 was as follows:

Class A Common Stock	24,397,523 shares
Class B Common Stock	22,462,266 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2009	2008	2009	2008
Net sales	$717,567	$1,034,081	$2,031,724	$2,798,392
Cost of products sold	575,018	841,221	1,674,539	2,298,040

Gross profit	142,549	192,860	357,185	500,352

Selling, general and administrative expenses	67,374	88,078	191,503	252,021
Restructuring charges	10,277	6,558	57,748	24,370
Timberland disposals, net	—	156	—	346
Gain on disposal of properties, plants and equipment, net	5,256	2,906	9,810	52,651

Operating profit	70,154	101,286	117,744	276,958

Interest expense, net	12,125	13,142	37,727	38,194
Debt extinguishment charge	—	—	782	—
Other income (expense), net	(4,245)	(2,104)	(4,075)	(9,213)

Income before income tax expense and equity in earnings (losses) of affiliates and minority interests	53,784	86,040	75,160	229,551

Income tax expense	12,691	20,047	19,617	53,486
Equity in earnings (losses) of affiliates and minority interests	(1,362)	(1,403)	(2,404)	(2,134)

Net income	$39,731	$64,590	$53,139	$173,931

Basic earnings per share:
Class A Common Stock	$0.68	$1.11	$0.92	$2.99
Class B Common Stock	$1.03	$1.67	$1.37	$4.48

Diluted earnings per share:
Class A Common Stock	$0.68	$1.10	$0.92	$2.95
Class B Common Stock	$1.03	$1.67	$1.37	$4.48
See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
ASSETS

	July 31,	October 31,
	2009	2008
	(Unaudited)
Current assets
Cash and cash equivalents	$85,670	$77,627
Trade accounts receivable, less allowance of $12,018 in 2009 and $13,532 in 2008	326,221	392,537
Inventories	220,739	303,994
Deferred tax assets	30,121	33,206
Net assets held for sale	30,876	21,321
Prepaid expenses and other current assets	95,031	93,965

	788,658	922,650

Long-term assets
Goodwill	545,176	512,973
Other intangible assets, net of amortization	104,537	104,424
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	105,534	88,563

	806,138	756,851

Properties, plants and equipment
Timber properties, net of depletion	199,669	199,701
Land	122,109	119,679
Buildings	355,816	343,702
Machinery and equipment	1,071,303	1,046,347
Capital projects in progress	111,378	91,549

	1,860,275	1,800,978
Accumulated depreciation	(784,858)	(734,581)

	1,075,417	1,066,397

	$2,670,213	$2,745,898

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2009	2008
	(Unaudited)
Current liabilities
Accounts payable	$243,905	$384,648
Accrued payroll and employee benefits	59,153	91,498
Restructuring reserves	18,606	15,147
Short-term borrowings	48,050	44,281
Other current liabilities	116,006	136,227

	485,720	671,801

Long-term liabilities
Long-term debt	784,142	673,171
Deferred tax liabilities	184,804	183,021
Pension liabilities	10,250	14,456
Postretirement benefit liabilities	25,950	25,138
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	107,306	75,521

	1,155,702	1,014,557

Minority interest	6,088	3,729

Shareholders’ equity
Common stock, without par value	94,812	86,446
Treasury stock, at cost	(115,436)	(112,931)
Retained earnings	1,142,391	1,155,116
Accumulated other comprehensive loss:
- foreign currency translation	(69,036)	(39,693)
- interest rate derivatives	(1,192)	(1,802)
- energy and other derivatives	(1,082)	(4,299)
- minimum pension liabilities	(27,754)	(27,026)

	1,022,703	1,055,811

	$2,670,213	$2,745,898

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the nine months ended July 31,	2009	2008
Cash flows from operating activities:
Net income	$53,139	$173,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	74,562	78,974
Asset impairments	13,332	9,395
Deferred income taxes	4,868	(78,542)
Gain on disposals of properties, plants and equipment, net	(9,810)	(52,651)
Timberland disposals, net	—	(346)
Equity in losses of affiliates and minority interests	2,404	2,134
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	78,577	(103,611)
Inventories	92,850	(74,833)
Prepaid expenses and other current assets	2,933	(16,587)
Other long-term assets	6,859	(12,023)
Accounts payable	(167,506)	64,909
Accrued payroll and employee benefits	(33,727)	(6,685)
Restructuring reserves	3,459	(5,743)
Other current liabilities	(29,382)	28,911
Pension and postretirement benefit liabilities	(3,394)	(327)
Other long-term liabilities	31,785	105,832
Other	(31,645)	(89,840)

Net cash provided by operating activities	89,304	22,898

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(32,999)	(73,744)
Purchases of properties, plants and equipment	(81,400)	(107,237)
Purchases of timber properties	(600)	(1,500)
Proceeds from the sale of properties, plants, equipment and other assets	14,806	55,628
Purchases of land rights and other	(9,588)	(3,837)
Receipt of notes receivable	—	33,178

Net cash used in investing activities	(109,781)	(97,512)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,738,793	1,693,310
Payments on long-term debt	(2,629,675)	(1,609,663)
Proceeds from short-term borrowings	1,125	31,139
Dividends paid	(65,864)	(54,474)
Acquisitions of treasury stock and other	(3,145)	(16,683)
Exercise of stock options	747	3,440
Debt issuance cost	(13,124)	—

Net cash provided by financing activities	28,857	47,069

Effects of exchange rates on cash	(337)	3,156

Net increase (decrease) in cash and cash equivalents	8,043	(24,389)
Cash and cash equivalents at beginning of period	77,627	123,699

Cash and cash equivalents at end of period	$85,670	$99,310

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2009
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2009 and October 31, 2008 and the consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 2009 and 2008 of Greif, Inc. and subsidiaries (the “Company”). These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2008 (the “2008 Form 10-K”).
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
Industrial Packaging and Paper Packaging Acquisitions and Divestitures
During the first nine-months of 2009, the Company completed acquisitions of four industrial packaging companies and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $33.0 million. These four acquisitions consisted of two North American companies in February 2009, the acquisition of a North American company in June 2009, and the acquisition of a company in Asia in July 2009. All four industrial packaging acquisitions are expected to complement the Company’s existing product lines. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $25.0 million (including $6.3 million of accounts receivable and $3.6 million of inventory) and liabilities assumed were $13.3 million. Identifiable intangible assets, with a combined fair value of $4.3 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $17.0 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates, certain closing date adjustments being finalized with the sellers, as well as the allocation of income tax adjustments. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant.
During 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to an acquisition from October 2005 for an aggregate purchase price of $90.3 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, acquisition of a 70 percent interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions complement the Company’s existing product lines that together will provide growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $66.7 million (including $12.2 million of accounts receivable and $7.4 million of inventory) and liabilities assumed were $43.2 million. Identifiable intangible assets, with a combined fair value of $22.0 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $44.8 million was recorded as goodwill. The Company is finalizing the allocation of income tax adjustments. The Company is required to make a contingent payment in 2010 based on a fixed percentage of earnings before interest, taxes, depreciation and amortization for one acquisition. This payment is currently being negotiated. Furthermore, in December 2010, the Company is required to pay $5.0 million to purchase the land and building that is currently being leased from the seller of one North American industrial packaging acquisition.

The Company implemented various restructuring plans at certain of the 2008 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily have included reductions in staffing levels, other exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $4.9 million, of which $1.5 million remains in the restructuring reserve at July 31, 2009. These charges primarily reflect severance, other exit costs associated with the consolidation of facilities, and the reduction of excess capacity.
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
Stock-Based Compensation Expense
On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting SFAS No. 123(R), the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. There was no share-based compensation expense recognized under SFAS No. 123(R) for the first nine-months of 2009 or 2008.
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
Equity Earnings and Minority Interests
Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) for the three-months ended July 31, 2009 and 2008 were $0.4 million and $0.5 million, respectively and for the first nine-months of 2009 and 2008 were ($0.2) million and $1.6 million, respectively. There were no dividends received from our equity method subsidiaries for the nine-months ended July 31, 2009 and 2008, respectively.
The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for the three-months ended July 31, 2009 and 2008 was $1.8 million and $2.0 million, respectively and for the first nine-months of 2009 and 2008 was $2.2 million and $3.8 million, respectively.
Subsequent Events
The Company adopted SFAS No. 165, “Subsequent Events” for the quarter ended July 31, 2009. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 had no impact to the Company’s financial statements. The Company evaluated all events or transactions that occurred after July 31, 2009 up through September 4, 2009, the date the Company issued these financial statements. During this period, the Company did not have any material recognizable subsequent events.

NOTE 2 — RECENT ACCOUNTING STANDARDS
In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009 (2010 for the Company), but will have no effect on the Company’s consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.
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
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009 (2010 for the Company). The Company is in the process of evaluating the impact that the adoption of FSP FAS 132(R)-1 may have on its financial statements and related disclosures.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS No. 166 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010 (2011 for the Company). The Company is in the process of evaluating the impact that the adoption of SFAS No. 166 may have on its financial statements and related disclosures.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FASB Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS No. 167 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010 (2011 for the Company). The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 may have on its financial statements and related disclosures.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of accounting principles generally accepted in the United States of America, (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. The Company does not expect adoption of SFAS No. 168 to have a material impact on the Company’s financial statements.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004, as amended, between Greif Coordination Center BVBA (the “Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank (the “Buyer”), the Seller agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other indirect wholly-owned indirect European subsidiaries of Greif, Inc., under discounted receivables purchase agreements and from an indirect wholly-owned French subsidiary under a factoring agreement. In addition, on October 28, 2005, an indirect wholly-owned Italian subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) and agreed to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of the receivables that may be sold under the RPA and the Italian RPA is €115.0 million ($161.6 million at July 31, 2009).
In October 2007, an indirect wholly-owned Singapore subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of the aggregate receivables that may be sold under the Singapore RPA is 10.0 million Singapore Dollars ($6.9 million at July 31, 2009).
In October 2008, an indirect wholly-owned Brazil subsidiary of Greif, Inc., entered into agreements (“the Brazil Agreements”) with Brazilian Banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (“the Malaysian Agreements”) with Malaysian Banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.3 million at July 31, 2009).
The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At July 31, 2009 and October 31, 2008, €72.6 million ($102.0 million) and €106.0 million ($137.8 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At July 31, 2009 and October 31, 2008, 5.9 million Singapore Dollars ($4.1 million) and 7.8 million Singapore Dollars ($5.3 million), respectively, of accounts receivable were sold under the Singapore RPA. At July 31, 2009 and October 31, 2008, 20.3 million Brazilian Reais ($10.8 million) and 9.5 million Brazilian Reais ($4.5 million), respectively, of accounts receivable were sold under the Brazil Agreements. At July 31, 2009, 5.5 million Malaysian Ringgits ($1.6 million) of accounts receivable were sold under the Malaysian Agreements.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income.
Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.8 million ($1.2 million) and €1.3 million ($2.0 million) for the three months ended July 31, 2009 and 2008, respectively; and €2.9 million ($3.9 million) and €3.4 million ($5.4 million)for the nine-months ended July 31, 2009 and 2008, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) & 0.1 million Singapore Dollars ($0.1 million) for the three months ended July 31, 2009 and 2008, respectively; and 0.3 million Singapore Dollars ($0.2 million) and 0.2 million Singapore Dollars ($0.1 million) for the nine-months ended July 31, 2009 and 2008, respectively.
Expenses associated with the Brazil Agreements totaled 0.9 million Brazilian Reais ($0.4 million) for the three months ended July 31, 2009 and 1.4 million Brazilian Reais ($0.7 million) for the nine-months ended July 31, 2009. There were no expenses for the period ended July 31, 2008 as the Brazil Agreement did not commence until first quarter 2009.
Expenses associated with the Malaysian Agreements were insignificant for the three months ended July 31, 2009 and for the nine-months ended July 31, 2009. There were no expenses for the period ended July 31, 2008 as the Malaysian Agreement did not commence until third quarter 2009.
Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA, the Brazil Agreements, and the Malaysian Agreements.. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES
Inventories are summarized as follows (Dollars in thousands):

	July 31,	October 31,
	2009	2008
Finished goods	$54,014	$71,659
Raw materials and work-in-process	187,478	279,186

	241,492	350,845
Reduction to state inventories on last-in, first-out basis	(20,753)	(46,851)

	$220,739	$303,994

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis (“FIFO”) for approximately 78 percent of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 22 percent of consolidated inventories. At July 31, 2009, approximately 50 percent of inventories in the United States utilize the LIFO basis, and approximately 50 percent utilize the FIFO basis. The lower LIFO reserve is a result of both lower commodity prices and lower inventory levels. All Non-United States inventories utilize the FIFO basis.
NOTE 5 — NET ASSETS HELD FOR SALE
Net assets held for sale represent land, buildings and land improvements less accumulated depreciation for locations that meet the classification requirements of net assets held for sale as defined in SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” As of July 31, 2009, there were twelve facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.
On a quarterly basis, the Company reviews its fair value estimate of net assets held for sale. The inputs are considered level 3 under SFAS No. 157, “Fair Value Measurements.” See Note 10, “FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS,” for additional discussion of SFAS No. 157. The inputs include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of July 31, 2009, the Company has not recognized impairments related to the net assets held for sale.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company annually and on an interim basis, when considered necessary, reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has concluded that no impairment exists at this time.
Changes to the carrying amount of goodwill by segment for the nine-month period ended July 31, 2009 are as follows (Dollars in thousands):

	Industrial	Paper
	Packaging	Packaging	Total
Balance at October 31, 2008	$480,312	$32,661	$512,973
Goodwill acquired	17,015	—	17,015
Goodwill adjustments	5,186	(388)	4,798
Currency translation	10,390	—	10,390

Balance at July 31, 2009	$512,903	$32,273	$545,176

The goodwill acquired of $17.0 million consists of a $2.8 million contingent purchase price payment related to a 2005 acquisition and $14.2 million of preliminary goodwill related to acquisitions in the Industrial Packaging segment during the nine-month period ending July 31, 2009. The goodwill adjustments represent a net increase in goodwill of $4.8 million primarily related to the final purchase price adjustments for three of the 2008 acquisitions, the recognition of deferred tax assets and the recording of tax contingency reserves.

All other intangible assets for the periods presented, except for $10.6 million related to the Tri-Sure Trademark, Blagden Express Tradename, and Closed-loop Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from five to 20 years. The detail of other intangible assets by class as of July 31, 2009 and October 31, 2008 are as follows (Dollars in thousands):

	Gross
	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
July 31, 2009:
Trademark and patents	$33,419	$14,963	$18,456
Non-compete agreements	17,102	5,206	11,896
Customer relationships	84,629	15,336	69,293
Other	9,818	4,926	4,892

Total	$144,968	$40,431	$104,537

October 31, 2008:
Trademark and patents	$29,996	$13,066	$16,930
Non-compete agreements	16,514	3,470	13,044
Customer relationships	80,017	10,741	69,276
Other	9,624	4,450	5,174

Total	$136,151	$31,727	$104,424

During the first nine-months of 2009, gross intangible assets increased by $8.8 million. The increase in gross intangible assets is comprised of $0.1 million in final purchase price allocations related to the 2008 acquisition in the Paper Packaging segment, $4.3 million in preliminary purchase price allocations related to 2009 acquisitions and a $4.4 million increase of currency fluctuations both related to the Industrial Packaging segment. Amortization expense for the three-months ended July 31, 2009 and 2008 was $2.9 million and $2.2 million, respectively and for the nine-months ended July 31, 2009 and 2008 was $8.0 million and $7.0 million, respectively. Amortization expense for the next five years is expected to be $13.2 million in 2010, $12.4 million in 2011, $11.2 million in 2012, $8.6 million in 2013 and $7.3 million in 2014.
NOTE 7 — RESTRUCTURING CHARGES
The focus for restructuring activities in 2009 is on business realignment to address the adverse impact resulting from the sharp decline in business throughout the global economy and further implementation of the Greif Business System. During the first nine-months of 2009, the Company recorded restructuring charges of $57.7 million, consisting of $29.8 million in employee separation costs, $14.6 million in asset impairments and $13.3 million in other costs. In addition, the Company recorded $10.1 million in restructuring-related inventory charges in cost of products sold. Sixteen company-owned plants in the Industrial Packaging segment were closed and the total employees severed that were eligible for severance during the first nine-months of 2009 were 1,178. Additional restructuring charges for the above activities are anticipated to be approximately $10 million for the remainder of 2009.
In 2008, the focus for restructuring activities was on integration of acquisitions in the Industrial Packaging segment and on alignment to market-focused strategy and implementation of the Greif Business System in the Paper Packaging segment. During the first nine-months of 2008, the Company recorded restructuring charges of $24.4 million, consisting of $9.3 million in employee separation costs, $9.4 million in asset impairments, $0.5 million in professional fees and $5.2 million in other costs. Three company-owned plants in the Industrial Packaging segment were closed and one in the Paper Packaging segment had expenses primarily related to market consolidation. The total employees severed that were eligible for severance during the first nine months of 2008 were 337.

For each relevant business segment, costs incurred in 2009 are as follows (Dollars in thousands):

			Total Amounts
	Three months ended	Nine months ended	Expected to be
	July 31, 2009	July 31, 2009	Incurred
Industrial Packaging
Employee separation costs	$4,715	$28,201	$40,231
Asset impairments	1,712	13,294	20,161
Inventory adjustments	830	10,115	10,148
Other restructuring costs	3,595	13,265	22,787

	10,852	64,875	93,327

Paper Packaging
Employee separation costs	—	1,451	2,143
Asset impairments	—	38	169
Other restructuring costs	245	1,339	1,365

	245	2,828	3,677

Timber
Employee separation costs	10	160	160

	10	160	160

	$11,107	$67,863	$97,164

Total amounts expected to be incurred above are from open restructuring plans which are anticipated to be realized in 2009 and 2010.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine-month period ended July 31, 2009 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee
	Separation		Asset	Inventory
	Costs	Other Costs	Impairments	Write-down	Total
Balance at October 31, 2008	$14,413	$734	$—	$—	$15,147
Costs incurred and charged to expense	29,812	14,604	13,332	—	57,748
Costs incurred and charged to cost of products sold	—	—	—	10,115	10,115
Reserves established in the purchase price of business combinations	394	1,689	3,209	—	5,292
Costs paid or otherwise settled	(27,782)	(15,258)	(16,541)	(10,115)	(69,696)

Balance at July 31, 2009	$16,837	$1,769	$—	$—	$18,606

NOTE 8 — SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES
On May 31, 2005, STA Timber LLC, a wholly owned subsidiary of the Company (“STA Timber”) issued in a private placement its 5.20 percent Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee (as hereafter defined). The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness. The Purchase Note means the $50.9 million purchase note payable by an indirect subsidiary of Plum Creek Timberlands, L.P. (“Plum Creek”) as a portion of the purchase price in connection with its purchase from Soterra LLC, a wholly owned subsidiary of the Company, of approximately 56,000 acres of timberland located in Florida, Georgia and Alabama, on May 23, 2005. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.

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
Assets of the Buyer SPE at July 31, 2009 and October 31, 2008 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of July 31, 2009 and October 31, 2008. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee, but the Company does not expect that issuer to fail to meet its obligations. The accompanying consolidated income statements for the nine-month periods ended July 31, 2009 and 2008 include interest expense on STA Timber debt of $1.7 million and interest income on Buyer SPE investments of $1.8 million.
NOTE 9 — DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	July 31,	October 31,
	2009	2008
$700 Million Credit Agreement	$227,870	$—
$450 Million Credit Agreement	—	247,597
Senior Notes due 2017	300,000	300,000
Senior Notes due 2019	241,593	—
Trade accounts receivable credit facility	10,000	120,000
Other long-term debt	4,679	5,574

	$784,142	$673,171

$700 Million Credit Agreement
On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5 million each quarter-end for the next eight quarters and $150 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the previous $450 million credit agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 19, 2009, $325.3 million borrowed under the revolving credit facility and term loan was used to prepay the obligations outstanding under the $450 million Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of July 31, 2009, $227.9 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 3.17 percent since February 19, 2009, and the interest rate was 3.22 percent at July 31, 2009.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At July 31, 2009, the Company was in compliance with these covenants.
$450 Million Credit Agreement
On February 19, 2009, the Company and certain of its international subsidiaries terminated a $450 million credit agreement described in previous filings. As a result of this transaction, a $0.8 million debt extinguishment charge, which includes the write-off of unamortized capitalized debt issuance costs, was recorded.

Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6 3 /4 percent Senior Notes due February 1, 2017. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used to fund the purchase of previously outstanding 8 7/8 percent Senior Subordinated Notes in a tender offer and for general corporate purposes.
The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At July 31, 2009, the Company was in compliance with these covenants.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7 3 /4 percent Senior Notes due August 1, 2019. Interest on the Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under its revolving multicurrency credit facility, without any permanent reduction of the commitments.
The Indenture pursuant to which the Senior Notes were issued contains certain covenants. At July 31, 2009, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 7, 2009, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (1.93 percent at July 31, 2009). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the proceeds from this credit facility were used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. There was $10.0 million outstanding under the United States trade accounts receivable credit facility at July 31, 2009. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. At July 31, 2009, the Company was in compliance with these covenants.
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
Other
In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, the Company had other debt outstanding of $52.7 million, comprised of $4.7 million in long-term debt and $48.0 million in short-term borrowings, at July 31, 2009 and other debt outstanding of $49.9 million, comprised of $5.6 million in long-term debt and $44.3 million in short-term borrowings, at October 31, 2008.
At July 31, 2009, annual maturities of the Company’s long-term debt under the various financing arrangements were $22.2 million in 2010, $20.0 million in 2011, $187.9 million in 2012, $10.0 million in 2014 and $541.6 million thereafter.
At July 31, 2009 and October 31, 2008, the Company had deferred financing fees and debt issuance costs of $15.5 million and $4.6 million, respectively, which are included in other long-term assets.
In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). The FASB Staff Position, (“FSP”) requires that for interim reporting periods, a company must (a) disclose the fair value of all financial instruments for which it is practicable to estimate that value, (b) present the fair value together with the related carrying amount reported on the balance sheet, and (c) describe the methods and significant assumptions used to estimate fair value and any changes in the methods and significant assumptions during the period. The Company adopted FSP FAS 107-1 and APB 28-1 for the fiscal quarter ended July 31, 2009.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASURMENTS
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2009 and October 31, 2008 approximate their fair values because of the short-term nature of these items.
The estimated fair value of the Company’s long-term debt was $772.8 million and $619.2 million as compared to the carrying amounts of $784.1 million and $673.2 million at July 31, 2009 and October 31, 2008, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was effective for the Company on November 1, 2008. Since the Company has not utilized the fair value option for any allowable items, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition and results of operations.
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
SFAS No. 157 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of July 31, 2009, the Company held certain derivative asset and liability positions that are required to be measured at fair value on a Level 2 basis. The majority of the Company’s derivative instruments related to receive fixed-rate, pay floating-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps. The fair values of these derivatives have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of July 31, 2009, are as follows (Dollars in thousands):

		Fair Value
	Notional Amount	Adjustment	Balance Sheet Location
	July 31, 2009	July 31, 2009	July 31, 2009
Cross-currency interest rate swaps	$300,000	$(7,692)	Other long-term assets
Interest rate derivatives	225,000	(1,834)	Other long-term liabilities
Energy and other derivatives	54,049	(1,571)	Other current liabilities

Total	$579,049	$(11,097)

The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75 percent on $300.0 million and pays interest at a fixed rate of 6.25 percent on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive loss on these agreements was $7.7 million and a gain of $24.5 million at July 31, 2009 and October 31, 2008, respectively. On August 1, 2009, the Company paid €73.3 million ($103.2 million) to the counterparties and received $100.0 million from the counterparties.
The Company has interest rate swap agreements with various maturities through 2011. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (4.93 percent at July 31, 2009) over the life of the contracts.
At July 31, 2009, the Company had outstanding foreign currency forward contracts in the notional amount of $48.9 million ($174.0 million at October 31, 2008). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at July 31, 2009 resulted in a loss of $0.1 million recorded in other comprehensive income and a gain of $0.1 million recorded in the consolidated statements of income. The fair value of similar contracts at July 31, 2008 resulted in a gain of $0.6 million recorded in other comprehensive income and a loss of $0.4 million recorded in the consolidated statements of income.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. The fair value of the energy hedges was in an unfavorable position of $1.6 million ($1.0 million net of tax) at July 31, 2009, compared to an unfavorable position of $5.2 million ($3.4 million net of tax) at October 31, 2008. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2009.
The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in old corrugated containers prices through July 31, 2009. The fair value of these hedges was in an unfavorable position of $0.1 million ($0.0 million net of tax). As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended July 31, 2009.
While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.
During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $1.0 million after tax at the time the underlying hedge transactions are realized.
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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized		Outstanding
	Shares	Issued Shares	Shares	Treasury Shares
July 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,397,523	17,884,397
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734

October 31, 2008:
Class A Common Stock	128,000,000	42,281,920	24,081,998	18,199,922
Class B Common Stock	69,120,000	34,560,000	22,562,266	11,997,734
NOTE 13 — DIVIDENDS PER SHARE
The following dividends per share were paid during the periods indicated:

	Three Months Ended July 31		Nine Months Ended July 31
	2009	2008	2009	2008
Class A Common Stock	$0.38	$0.38	$1.14	$0.94
Class B Common Stock	$0.57	$0.57	$1.70	$1.40
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

	July 31		July 31
	2009	2008	2009	2008
Class A Common Stock:
Basic shares	24,386,195	23,980,226	24,289,802	23,893,770
Assumed conversion of stock options	361,572	496,334	307,566	497,082

Diluted shares	24,747,767	24,476,560	24,597,368	24,390,852

Class B Common Stock:
Basic and diluted shares	22,462,266	22,733,619	22,480,187	22,853,048

NOTE 15 — COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income, net of tax, are as follows (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2009	2008	2009	2008
Net income	$39,731	$64,590	$53,139	$173,931
Other comprehensive income (loss):
Foreign currency translation adjustment	8,989	16,077	(29,343)	(27,500)
Changes in fair value of interest rate derivatives, net of tax	(178)	725	610	(1,060)
Changes in fair value of energy and other derivatives, net of tax	1,300	(2,286)	3,217	(1,984)
Minimum pension liability adjustment, net of tax	(137)	91	(728)	127

Comprehensive income	$49,705	$79,197	$26,895	$143,514

The following are the income tax benefit (expense) for each other comprehensive income (loss) line items:

	Three months ended		Nine months ended
	July 31		July 31
	2009	2008	2009	2008
Income tax (benefit) expense:
Changes in fair value of interest rate derivatives, net of tax	(55)	228	215	(322)
Changes in fair value of energy and other derivatives, net of tax	402	(718)	1,136	(603)
Minimum pension liability adjustment, net of tax	(42)	29	(257)	39
NOTE 16 — INCOME TAXES
The Company applies FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions. FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2010 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months is approximately $2.8 million. Actual results may differ materially from this estimate.
The Company’s uncertain tax positions for the nine-months ended July 31, 2009 were reduced by approximately $2.4 million due to a statute of limitations expiring. There were no other significant changes in the Company’s uncertain tax positions for this period.

NOTE 17 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2009	2008	2009	2008
Service cost	$1,842	$3,151	$5,526	$9,453
Interest cost	4,143	7,660	12,429	$22,980
Expected return on plan assets	(4,398)	(9,098)	(13,194)	$(27,294)
Amortization of prior service cost, initial net asset and net actuarial gain	288	1,192	864	$3,576

Net periodic pension costs	$1,875	$2,905	$5,625	$8,715

The Company made $10.9 million in pension contributions in the nine-months ended July 31, 2009. Based on minimum funding requirements including a change in measurement date to October 31 for all defined benefit plans, $15.2 million of pension contributions are estimated for the entire 2009 fiscal year.
The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2009	2008	2009	2008
Service cost	$—	$8	$—	24
Interest cost	374	502	1,122	1,506
Amortization of prior service cost and recognized actuarial gain	(283)	(348)	(849)	(1,044)

Net periodic cost for postretirement benefits	$91	$162	$273	$486

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
Operations in the Timber segment involve the management and sale of timber and special use properties from approximately 267,150 acres of timber properties in the southeastern United States. The Company also owns approximately 27,400 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2008 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Nine Months ended
	July 31,		July 31,
	2009	2008	2009	2008
Net sales:
Industrial Packaging	$594,236	$852,428	$1,650,825	$2,271,715
Paper Packaging	120,193	177,530	368,642	509,776
Timber	3,138	4,123	12,257	16,901
Total net sales	$717,567	$1,034,081	$2,031,724	$2,798,392

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:
Industrial Packaging	$69,291	$92,868	$132,363	$235,150
Paper Packaging	7,630	12,843	43,320	47,294
Timber	4,340	1,977	9,924	18,538

Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	81,261	107,688	185,607	300,982

Restructuring charges:
Industrial Packaging	10,022	4,736	54,760	20,993
Paper Packaging	245	1,822	2,828	3,310
Timber	10	—	160	67

Restructuring charges	10,277	6,558	57,748	24,370

Restructuring-related inventory charges — Industrial Packaging	830	—	10,115	—
Timberland disposals, net — Timber	—	156	—	346

Total operating profit	$70,154	$101,286	$117,744	$276,958

Depreciation, depletion and amortization expense:
Industrial Packaging	$18,058	$18,432	$53,071	$54,584
Paper Packaging	6,216	7,125	19,586	20,150
Timber	770	779	1,905	4,240

Total depreciation, depletion and amortization expense	$25,044	$26,336	$74,562	$78,974

	July 31,	October 31,
	2009	2008
Assets:
Industrial Packaging	$1,758,286	$1,831,010
Paper Packaging	333,251	360,263
Timber	255,852	254,771

Total segments	2,347,389	2,446,044
Corporate and other	322,824	299,854

Total assets	$2,670,213	$2,745,898

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended		Nine months ended
	July 31,		July 31,
	2009	2008	2009	2008
Net sales:
North America	$374,636	$530,295	$1,129,996	$1,456,146
Europe, Middle East and Africa	233,504	365,168	608,215	972,242
Other	109,427	138,618	293,513	370,004

Total net sales	$717,567	$1,034,081	$2,031,724	$2,798,392

The following table presents total assets by geographic area (Dollars in thousands):

	July 31,	October 31,
	2009	2008
Assets:
North America	$1,777,469	$1,836,049
Europe, Middle East and Africa	510,625	568,061
Other	382,119	341,788

Total assets	$2,670,213	$2,745,898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2009 or 2008, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2009 and October 31, 2008, and for the consolidated statements of income for the three-month and nine-month periods ended July 31, 2009 and 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”). Readers are encouraged to review the entire 2008 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
As of July 31, 2009, we owned approximately 267,150 acres of timber properties in the southeastern United States, which are actively managed, and approximately 27,400 acres of timber properties in Canada. Our timber management is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
In 2003, we began a transformation to become a leaner, more market-focused, performance-driven company — what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability. In response to the current economic slowdown, we have continued to implement incremental and accelerated Greif Business System initiatives and specific contingency actions. These initiatives include continuation of active portfolio management, further administrative excellence activities, a hiring and salary freeze and curtailed discretionary spending.
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
We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 267,150 acres at July 31, 2009, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or sub district. Currently, we have 10 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 27,400 acres at July 31, 2009, did not have any depletion expense since it is not actively managed at this time.
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
Our reserves for environmental liabilities at July 31, 2009 amounted to $33.2 million, which included reserves of $18.2 million related to one of our blending facilities (a reduction of $3.3 million from January 31, 2009 due to expenditures made and a reduction in cost estimates by a third party for its remediation efforts), and $9.7 million related to certain facilities acquired in fiscal year 2007. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.
Environmental expenses were insignificant for the nine months ended July 31, 2009 and 2008. Environmental cash expenditures were $0.6 million and $2.6 million for the nine months ended July 31, 2009 and 2008, respectively.
We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2009. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.
Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.8 million and $4.1 million of estimated costs related to outstanding claims at July 31, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period were hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.0 million. However, we believe the liabilities recorded are adequate based upon current facts and circumstances.
We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $16.8 million and $20.6 million for anticipated costs related to general liability, product, auto and workers’ compensation at July 31, 2009 and October 31, 2008, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three-month and nine-month periods ended July 31, 2009 and 2008. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.
The non-GAAP financial measure of operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, is used throughout the following discussion of our results of operations (although restructuring-related inventory charges are applicable only to the Industrial Packaging segment and timberland disposals, net, are applicable only to the Timber segment). Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, is equal to operating profit plus restructuring charges plus restructuring-related inventory charges less timberland gains plus timberland losses. We use operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges and restructuring-related inventory charges, which are not representative of ongoing operations, and timberland disposals, net, which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.
Third Quarter Results
Overview
Net sales decreased 31 percent (24 percent excluding the impact of foreign currency translation) to $717.6 million in the third quarter of 2009 compared to a record $1,034.1 million in the third quarter of 2008. The $316.5 million decline was due to lower sales in Industrial Packaging ($258.2 million), Paper Packaging ($57.4 million) and Timber ($0.9 million). The 24 percent constant-currency decrease was due to lower sales volumes and lower selling prices due to the pass-through of lower raw material costs.
Operating profit was $70.2 million and $101.3 million in the third quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net, was $81.3 million for the third quarter of 2009 compared to $107.7 million for the third quarter of 2008. The lower operating results for Industrial Packaging ($23.6 million) and Paper Packaging ($5.1 million), as compared to the same period last year, were due to lower sales volumes and lower prices, significantly offset by cost reductions achieved under incremental Greif Business System and accelerated Greif Business System initiatives and specific contingency actions. Timber operating profit improved by $2.3 million as a result of a single special use property sale in the third quarter of 2009.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended July 31,	2009	2008
Net Sales
Industrial Packaging	$594.2	$852.4
Paper Packaging	120.2	177.6
Timber	3.2	4.1

Total net sales	$717.6	$1,034.1

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Industrial Packaging	$69.3	$92.9
Paper Packaging	7.7	12.8
Timber	4.3	2.0
Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	$81.3	$107.7

Restructuring charges:
Industrial Packaging	$10.0	$4.8
Paper Packaging	0.3	1.8
Timber	—	—
Restructuring charges	$10.3	$6.6

Restructuring-related inventory charges:
Industrial Packaging	$0.8	$—
Timberland disposals, net:
Timber	$—	$0.2

Operating profit:
Industrial Packaging	$58.5	$88.1
Paper Packaging	7.4	11.0
Timber	4.3	2.2
Total operating profit	$70.2	$101.3

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
In this segment, net sales decreased 30 percent (22 percent excluding the impact of foreign currency translation) to $594.2 million in the third quarter of 2009 from $852.4 million in the third quarter of 2008. The 22 percent constant-currency decrease was due to lower sales volumes and lower selling prices.
Gross profit margin for the Industrial Packaging segment was 20.7 percent in the third quarter of 2009 versus 19.8 percent in the third quarter of 2008 due to lower input costs.
Operating profit was $58.5 million in the third quarter of 2009 compared to operating profit of $88.1 million in the third quarter of 2008. Operating profit before the impact of restructuring charges and restructuring related inventory charges decreased to $69.3 million in the third quarter of 2009 from $92.9 million in the third quarter of 2008. The $23.6 million decrease was due to lower net sales, partially offset by lower raw material costs. Labor, transportation and energy costs were also lower as compared to the same quarter last year. This segment continues to benefit from Greif Business System and specific contingency initiatives.

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
In this segment, net sales were $120.2 million in the third quarter of 2009 compared to $177.6 million in the third quarter of 2008. This decrease was primarily due to lower sales volumes and lower container board selling prices compared to the same quarter of the previous year.
The Paper Packaging segment’s gross profit margin increased to 15.0 percent in the third quarter of 2009 compared to 12.9 percent in the third quarter of 2008 due to higher selling prices and lower input costs.
Operating profit was $7.4 million and $11.0 million in the third quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges decreased to $7.7 million in the third quarter of 2009 from $12.8 million in the third quarter of 2008. The $5.1 million decrease was primarily due to lower net sales, partially offset by lower raw material costs, especially for old corrugated containers. In addition, labor, transportation and energy costs were lower as compared to the same quarter of the previous year. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Timber
As of July 31, 2009, our Timber segment consists of approximately 267,150 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,400 acres in Canada. The key factors influencing profitability in the Timber segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand
•	Gains (losses) on sale of timberland; and
•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $3.2 million and $4.1 million in the third quarter of 2009 and 2008, respectively.
Operating profit was $4.3 million and $2.2 million in the third quarter of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net, was $4.3 million in the third quarter of 2009 compared to $2.0 million in the third quarter of 2008. Included in these amounts were operating profits from the sale of special use properties (e.g., surplus, higher and better use, and development properties) of $3.9 million, including $3.5 million from a single property sale, in the third quarter of 2009 and $0.9 million in the third quarter of 2008.
Other Income Statement Changes
Cost of Products Sold
The cost of products sold, as a percentage of net sales, was 80.1 percent for the third quarter of 2009 versus 81.3 percent for the third quarter of 2008. The lower cost of products sold was primarily due to the Greif Business System and specific contingency initiatives, lower raw material cost and related last-in, first-out (LIFO) benefits.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $67.4 million, or 9.4 percent of net sales, in the third quarter of 2009 compared to $88.1 million, or 8.5 percent of net sales, in the third quarter of 2008. The decrease in SG&A expenses was primarily due to the implementation of incremental and accelerated Greif Business System initiatives and specific contingency actions and the impact of foreign currency translation.

Restructuring Charges
The focus of the 2009 restructuring activities is on business realignment due to the economic downturn and further implementation of the Greif Business System. During the third quarter of 2009, we recorded restructuring charges of $10.3 million, consisting of $4.7 million in employee separation costs, $1.7 million in asset impairments and $3.8 million in other costs. In addition, during the third quarter of 2009, we recorded $0.8 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustment primarily at a closed facility in North America.
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
Timberland Disposals, Net
During the third quarter of 2009, we recorded no net gain on sale of timber property compared with a $0.2 million net gain on sale of timberland properties in the third quarter of 2008.
Gain on Disposal of Properties, Plants and Equipment, Net
During the third quarter of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $5.3 million, primarily consisting of a $1.4 million gain on the sale of a property in North America and a $3.9 million gain on the sale of special use timber properties. During the third quarter of 2008, we recorded a gain on disposal of properties, plants and equipment, net of $2.9 million, primarily from gain from the sale of properties at a North American Paper Packaging facility of $1.7 million and the gain on the sale of special use timber properties of $0.9 million.
Interest Expense, Net
Interest expense, net was $12.1 million and $13.1 million for the third quarter of 2009 and 2008, respectively. The decrease in interest expense, net was primarily attributable to lower average debt outstanding and lower interest rates.
Other Income (Expense), Net
Other expense, net was $4.2 million and $2.1 million for the third quarter of 2009 and 2008, respectively. The increase in other expense, net was primarily due to foreign exchange losses.
Income Tax Expense
The effective tax rate was 23.6 percent and 23.3 percent in the third quarter of 2009 and 2008, respectively. The slightly higher effective tax rate resulted from an increase in the proportion of earnings in the United States relative to outside the United States in the 2009 compared to the same period last year and alternative fuel credit benefits of approximately $3.5 million.
Equity in Earnings (Losses) of Affiliates and Minority Interests
During the third quarter of 2009 and 2008, respectively, we recorded a loss of $1.4 million on equity in earnings (losses) of affiliates and minority interests. We have minority interests in various companies, and our minority interests in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by the equity earnings of our unconsolidated affiliates.
Net Income
Based on the foregoing, we recorded net income of $39.7 million for the third quarter of 2009 compared to $64.6 million in the third quarter of 2008.
Year-to-Date Results
Overview
Net sales decreased 27 percent (20 percent excluding the impact of foreign currency translation) to $2,031.7 million in the first nine months of 2009 compared to $2,798.4 million in the first nine months of 2008. The $766.7 million decrease is due to Industrial Packaging ($620.9 million), Paper Packaging ($141.2 million) and Timber ($4.6 million). The 20 percent constant-currency decrease was due to lower sales volumes across all product lines.
Operating profit was $117.8 million and $277.0 million in the first nine months of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges, and timberland disposals, net was $185.6 million for the first nine months of 2009 compared to $301.1 million for the first nine months of 2008. The $115.5 million decrease was principally due to lower operating profit in Industrial Packaging ($103.0 million), Paper Packaging ($3.9 million), and Timber ($8.6 million). This decrease was attributable to lowers sales volumes and lower prices, significantly offset by cost reductions achieved under the incremental Greif Business System and accelerated Greif Business System initiatives and specific contingency actions.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the nine months ended July 31,	2009	2008
Net Sales
Industrial Packaging	$1,650.8	$2,271.7
Paper Packaging	368.6	509.8
Timber	12.3	16.9

Total net sales	$2,031.7	$2,798.4

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Industrial Packaging	$132.3	$235.3
Paper Packaging	43.4	47.3
Timber	9.9	18.5

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net:	$185.6	$301.1

Restructuring charges:
Industrial Packaging	$54.8	$21.0
Paper Packaging	2.8	3.3
Timber	0.1	0.1

Restructuring charges	$57.7	$24.4

Restructuring-related inventory charges:
Industrial Packaging	$10.1	$—
Timberland disposals, net:
Timber	$—	$0.3

Operating profit:
Industrial Packaging	$67.4	$214.3
Paper Packaging	40.6	44.0
Timber	9.8	18.7

Total operating profit	$117.8	$277.0

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
In this segment, net sales decreased to $1,650.8 million in the first nine months of 2009 compared to $2,271.7 million in the first nine months of 2008 — a decrease of 27 percent excluding the impact of foreign currency translation. The decrease in net sales was primarily attributable to the lower sales volumes in most of the industrial packaging businesses.
Industrial Packaging segment’s gross profit margin was 16.8 percent in the first nine months of 2009 compared to 18.3 percent for the first nine months of 2008. The decrease is primarily due to lower net sales, partially offset by lower raw material costs. Labor, transportation and energy costs were also lower as compared to the same quarter last year. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Operating profit was $67.4 million in the first nine months of 2009 compared to $214.3 million in the first nine months of 2008. Operating profit before the impact of restructuring charges and restructuring-related inventory charges decreased to $132.3 million in the first nine months of 2009 compared to $235.3 million in the first nine months of 2008. The decrease in operating profit included $54.8 million of restructuring charges and $10.1 million of restructuring-related inventory charges. In addition in 2008, there was a $29.9 million pre-tax net gain on the divestiture of business units in Australia and Zimbabwe.

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
In this segment, net sales were $368.6 million in the first nine months of 2009 compared to $509.8 million in the first nine months of 2008. The decrease in net sales was principally due to downward pressure on prices across all products and lower sales volumes.
The Paper Packaging segment’s gross profit margin was 20.0 percent in the first nine months of 2009 compared to 15.2 percent for the first nine months of 2008 due to higher selling prices and lower input costs.
Operating Profit was $40.6 million and $44.0 million in the first nine months of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges increased to $43.4 million in the first nine months of 2009 compared to $47.3 million in the first nine months of 2008. The decrease in operating profit was primarily due to lower net sales, partially offset by lower raw material costs, especially for old corrugated containers. In addition, labor, transportation and energy costs were lower as compared to the same period of the previous year. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Timber
Our Timber segment consists of approximately 267,150 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,400 acres in Canada. The key factors influencing profitability in the Timber segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;
•	Gains (losses) on sale of timberland; and
•	Sale of special use properties (surplus, HBU, and development properties).
Net sales were $12.3 million in the first nine months of 2009 and $16.9 million in the first nine months of 2008.
Operating profit was $9.8 million and $18.7 million in the first nine months of 2009 and 2008, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $9.9 million in the first nine months of 2009 compared to $18.5 million in the first nine months of 2008. Included in these amounts were profits from the sale of special use properties of $5.4 million in the first nine months of 2009 and $14.2 million in the first nine months of 2008.
Other Income Statement Changes
Cost of Products Sold
The cost of products sold, as a percentage of net sales, was 82.4 percent for the first nine months of 2009 compared to 82.1 percent in first nine months of 2008. A $6.1 million lower-of-cost or market inventory adjustments in Asia and $10.1 million restructuring-related inventory charge primarily related to two closed plants in Asia were the primary reasons for the increase in cost of products sold, which were offset by lower raw material costs and related LIFO benefits, contributions from further execution of incremental and accelerated Greif Business System initiatives.
SG&A Expenses
SG&A expenses were $191.5 million, or 9.4 percent of net sales, in the first nine months of 2009 compared to $252.0 million, or 9.0 percent of net sales, in the first nine months of 2008. The dollar decrease in SG&A expense was primarily due to tighter controls over SG&A expenses, reduction in administrative personnel as a result of incremental and accelerated Greif Business System initiatives, specific contingency actions, lower reserves for incentive compensation and the impact of foreign currency translation.

Restructuring Charges
During the first nine months of 2009, we recorded restructuring charges of $57.7 million, consisting of $29.8 million in employee separation costs, $13.3 million in asset impairments and $14.6 million in other costs. The focus of the 2009 restructuring activities is on business realignment due to the economic downturn and further implementation of the Greif Business System. In addition, during the first nine-months of 2009, we recorded $10.1 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustments at primarily two closed facilities in Asia and one in North America.
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
Timberland Disposals, Net
During the first nine months of 2009, we recorded no net gain on sale of timber property compared to a net gain of $0.3 million in the first nine months of 2008.
Gain on Disposal of Properties, Plants, and Equipment, Net
During the first nine months of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $9.8 million, primarily consisting of a $1.4 million gain on the sale a property in North America and $5.3 million gain from the sale of timber special use properties. During the first nine months of 2008, gain on disposals of properties, plants and equipment, net was $52.7 million, primarily consisting of a $29.9 million pre-tax net gain on divestiture of business units in Australia and the controlling interest in Zimbabwe, and $12.7 million in net gains from the sale of timber special use properties.
Interest Expense, Net
Interest expense, net was $37.7 million and $38.2 million for the first nine months of 2009 and 2008, respectively. The slight decrease in interest expense, net was primarily attributable to lower interest rates partially offset by higher average debt outstanding.
Debt Extinguishment Charge
In the first nine months of 2009, we entered into a new $700 million senior secured credit facilities. The new facilities replaced an existing $450 million revolving credit facility that was scheduled to mature in March 2010. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs was recorded.
Other Expense, Net
Other expense, net was $4.1 million and $9.2 million for the first nine months of 2009 and 2008, respectively. The decrease in other expense, net was primarily due to foreign exchange gains of $0.8 million in 2009 versus losses of $2.7 million in 2008. The remaining difference is primarily due to lower fees related to trade receivables financing facilities.
Income Tax Expense
The effective tax rate was 26.1 percent and 23.3 percent in the first nine months of 2009 and 2008, respectively. The higher effective tax rate resulted from an increase in the proportion of earnings in the United States relative to outside the United States in the first nine months 2009 compared to the same period last year and alternative fuel credit benefits of approximately $3.5 million.
Equity Earnings and Minority Interests
Equity earnings of affiliates and minority interests were a loss of $2.4 million and $2.1 million for the first nine months of 2009 and 2008, respectively. We have minority interests in various companies, and our minority interests in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by the equity earnings of our unconsolidated affiliates.
Net Income
Based on the foregoing, we recorded net income of $53.1 million for the first nine months of 2009 compared to $173.9 million in the first nine months of 2008.
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

Capital Expenditures, Business Acquisitions and Divestitures
During the first nine-months of 2009, we invested $81.4 million in capital expenditures, excluding timberland purchases of $0.6 million, compared with capital expenditures of $107.2 million, excluding timberland purchases of $1.5 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases, to be approximately $95 to $100 million in 2009. The expenditures will primarily be to replace and improve equipment.
During the first nine-months of 2009, we acquired four industrial packaging companies for an aggregate purchase price of $33.0 million. These acquisitions, three located in North America and one in Asia, complimented our current businesses.
Balance Sheet Changes
Our trade accounts receivable decreased $66.3 million, primarily due to lower sales and foreign currency translation.
Inventories decreased $83.3 million due to lower raw material cost, lower inventory requirements and foreign currency translation.
Goodwill increased $32.2 million due to acquisitions in the Industrial Packaging segment, final purchase price adjustments for three 2008 acquisitions and foreign currency translation.
Accounts payable decreased $140.7 million due to lower purchase requirements, lower commodity prices, seasonality factors, timing of payments, partially offset by foreign currency translation.
Accrued payroll and employee benefits decreased $32.3 million primarily due to workforce reductions and reduced 2009 incentive accruals.
Long-term debt increased $111.0 million due to increased cash requirements related to working capital, capital expenditures and acquisitions.
Other long-term liabilities increased $31.8 million primarily due to the revaluation of a cross-currency swap.
Accumulated other comprehensive income (loss)—foreign currency translation increased $29.3 million, primarily due to the appreciation of the United State Dollar against the European, Asian and Latin American currencies in 2009.
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
The Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both maturing in February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. There was $227.9 million outstanding under the Credit Agreement at July 31, 2009. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the Prior Credit Agreement. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 19, 2009, $325.3 million was borrowed under the Credit Agreement and used to pay the outstanding obligations under the Prior Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. The Prior Credit Agreement was terminated on February 19, 2009.
The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to Asset Sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At July 31, 2009, we were in compliance with the covenants under the Credit Agreement.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which includes dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of all international borrowers. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the default in our payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement
As discussed below, during the third quarter 2009, we issued $250.0 million of our 7 3/4 percent Senior Notes due August 1, 2019. In connection with the issuance of these new Senior Notes, we obtained a waiver from the lenders under the Credit Agreement. Under the Credit Agreement, we would have been required to use the proceeds of the new Senior Notes first to make a mandatory prepayment to our term loan facility, then to make a mandatory prepayment to certain letter of credit borrowings and finally to cash collateralize letter of credit obligations. The lenders waived this mandatory prepayment requirement and allowed us to instead, on a one-time basis, to use the proceeds of the new Senior Notes to repay borrowings under the revolving credit facility.
Senior Notes
We have issued $300.0 million of our 6 3/4 percent Senior Notes due February 1, 2017. Proceeds from the issuance of the Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75 percent, and do not require any principal payments prior to maturity on February 1, 2017. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2009, we were in compliance with these covenants.
During the third quarter 2009, we issued $250.0 million of our 7 3/4 percent Senior Notes due August 1, 2019. Proceeds from the issuance of the Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. The Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 7.75 percent, and do not require any principal payments prior to maturity on August 1, 2019. The Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2009, we were in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2009. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for a leverage ratio identical to the Credit Agreement, and an interest coverage ratio. The interest coverage ratio generally requires that at the end of any quarter we will not permit the ration of (a) our EBITDA to (b___our interest expense (including capitalized interest) for the preceding twelve months to be less than 3 to 1. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At July 31, 2009, $10.0 million was outstanding under the Receivables Facility. See Note 9 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $172.8 million at July 31, 2009. At July 31, 2009, total accounts receivable of $118.5 were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $3.7 million for the three months ended July 31, 2009. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements. See Note 3 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at July 31, 2009, we had outstanding other debt of $52.7 million, comprised of $4.7 million in long-term debt and $48.0 million in short-term borrowings.
At July 31, 2009, annual maturities of our long-term debt under our various financing arrangements were $4.7 million in 2010, $227.9 million in 2012, $10.0 million in 2014 and $541.6 million thereafter.
At July 31, 2009 and October 31, 2008, we had deferred financing fees and debt issuance costs of $15.5 million and $4.6 million, respectively, which are included in other long-term assets.
Contractual Obligations
As of July 31, 2009, we had the following contractual obligations (Dollars in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,143.0	$11.8	$368.0	$89.5	$673.7
Short-term borrowings	48.6	48.6	—	—	—
Capital lease obligations	0.6	—	0.6	—	—
Operating leases	116.9	5.6	32.8	22.8	55.7
Liabilities held by special purpose entities	68.4	1.1	4.5	4.5	58.3

Total	$1,377.5	$67.1	$405.9	$116.8	$787.7

Our unrecognized tax benefits under FIN 48 have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program
Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the third three months of 2009, we did not repurchase any shares of Class A Common Stock or Class B Common Stock. As of July 31, 2009, we had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through July 31, 2009 was approximately $36.0 million.
Recent Accounting Standards
In December 2007, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009, but will have no effect on our consolidated financial statements for the fiscal year ending October 31, 2009 or any prior fiscal years upon adoption.

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
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS 157. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for our financial statements for the fiscal year beginning November 1, 2009. We are in the process of evaluating the impact, if any, that the adoption of FSP FAS 132(R)-1 may have on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS No. 166 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 166 may have on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FASB Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS No. 167 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are currently in the process of evaluating the impact, if any, that the adoption of SFAS No. 167 may have on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of accounting principles generally accepted in the United States of America, (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009. We do not expect adoption of SFAS No. 168 to have a material impact on our financial statements.

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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
The “Risk Factors” in Part I, Item 1A of the 2008 Form 10-K are updated as follows:
We may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful.
We have restructured portions of our operations from time to time in recent years, and in particular, following acquisitions of businesses, and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty acquisition opportunities that may become available to us, market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.
We are also pursuing a transformation to become a leaner, more market-focused, performance-driven company — what we call the “Greif Business System.” We believe that the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability. In response to the current economic slowdown, we have continued to implement incremental and accelerated Greif Business System initiatives and specific contingency actions. These initiatives include continuation of active portfolio management, further administrative excellence activities, a hiring and salary freeze and curtailed discretionary spending. While we expect our cost saving initiatives to result in significant savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result, we cannot assure you that we will realize these cost savings. If we cannot successfully implement the strategic cost reductions or other cost savings plans, our financial conditions and results of operations would be negatively affected.
Except as set forth above, there have been no material changes in our risk factors from those disclosed in the 2008 Form 10-K under Part I, Item 1A — Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2008	—		—	1,266,728
December 2008	—		—	1,166,728
January 2009	—		—	1,166,728
February 2009	—		—	1,166,728
March 2009	—		—	1,166,728
April 2009	—		—	1,166,728
May 2009	—		—	1,166,728
June 2009	—		—	1,166,728
July 2009	—		—	1,166,728

	—		—

Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2008	—		—	1,266,728
December 2008	100,000	$31.45	100,000	1,166,728
January 2009	—		—	1,166,728
February 2009	—		—	1,166,728
March 2009	—		—	1,166,728
April 2009	—		—	1,166,728
May 2009	—		—	1,166,728
June 2009	—		—	1,166,728
July 2009	—		—	1,166,728

	100,000		100,000

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2009, the maximum number of shares that may yet be purchased is 1,166,728, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit

4(b)	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7 3/4% Senior Notes due 2019

10.1	Registration Rights Agreement dated as of July 28, 2009, between Greif, Inc. and the initial purchasers named therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 4, 2009	/s/ Donald S. Huml Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)

GREIF, INC.
Form 10-Q
For Quarterly Period Ended July 31, 2009
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4(b)	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7 3/4% Senior Notes due 2019

10.1	Registration Rights Agreement dated as of July 28, 2009, between Greif, Inc. and the initial purchasers named therein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.