Form 10-K
period 2009-10-31
GREIF INC
filed 2009-12-23
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Exchange Act of 1934.  Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:
Non-voting common equity (Class A Common Stock) - $1,088,310,674
Voting common equity (Class B Common Stock) - $398,107,596
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 18, 2009, was as follows:
Class A Common Stock - 24,610,594
Class B Common Stock - 22,462,266
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 22, 2010 (the “2010 Proxy Statement”), portions of which are incorporated by reference into Part III of this Form 10-K. The 2010 Proxy Statement will be filed within 120 days of October 31, 2009.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and subsidiaries (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Form
10-K Item		Description	Page

	9B.	Other Information	82
Part III	10.	Directors, Executive Officers and Corporate Governance	82
	11.	Executive Compensation	82
	12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters	82
	13.	Certain Relationships and Related Transactions, and Director Independence	83
	14.	Principal Accountant Fees and Services	83
Part IV	15.	Exhibits and Financial Statement Schedules	83
		Signatures	84
Schedules		Schedule II	85
Exhibits		Exhibits and Certifications	86
EX-10(dd)
EX-21
EX-23
EX-24(f)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

ITEM 1. BUSINESS

(a) General Development of Business

General

We are a leading global producer of industrial packaging products with manufacturing facilities located in over 45 countries. We offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We also produce containerboard and corrugated products for niche markets in North America. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. We also own timberland in Canada that we do not actively manage. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

We were founded in 1877 in Cleveland Ohio, as “Vanderwyst and Greif,” a cooperage shop co-founded by one of four Greif brothers. One year after our founding, the other three Greif brothers were invited to join the business, renamed Greif Bros. Company, making wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. We later purchased nearly 300,000 acres of timberland to provide raw materials for our cooperage plants. We still own significant timber properties located in the southeastern United States and in Canada. In 1926, we incorporated as a Delaware corporation and made a public offering as The Greif Bros. Cooperage Corporation. In 1951, we moved our headquarters from Cleveland, Ohio to Delaware, Ohio, which is in the Columbus metro-area, where our corporate headquarters are currently located. Since the latter half of the 1900s, we have transitioned from our keg and barrel heading mills, stave mills and cooperage facilities to a global producer of industrial packaging products. Following the Van Leer acquisition in 2001, we changed our name from Greif Bros. Corporation to Greif, Inc.

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2009, 2008 or 2007, or to any quarter of those years, relate to the fiscal year ending in that year.

As used in this Form 10-K, the terms “Greif,” “our company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments

We operate in three business segments: Industrial Packaging; Paper Packaging; and Land Management (formerly referred to as Timber). Information related to each of these segments is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) Narrative Description of Business

Products and Services

In the Industrial Packaging segment, we offer a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in over 45 countries in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Paper Packaging segment, we sell containerboard, corrugated sheets and other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land. We changed the name of our Timber segment to Land Management to reflect a broader focus to pursue conscientiously the full range of opportunities our forest lands present, including timberland management, wildlife stewardship, recreation and development.

As of October 31, 2009, we owned approximately 256,700 acres of timber properties in the southeastern United States and approximately 25,050 acres of timber properties in Canada.

Customers

Due to the variety of our products, we have many customers buying different types of our products and due to the scope of our sales, no one customer is considered principal in our total operations.

Backlog

We supply a cross-section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as our products are required by our customers. We do not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

Competition

The markets in which we sell our products are highly competitive with many participants. Although no single company dominates, we face significant competitors in each of our businesses. Our competitors include large vertically integrated companies as well as numerous smaller companies. The industries in which we compete are particularly sensitive to price fluctuations caused by shifts in industry capacity and other cyclical industry conditions. Other competitive factors include design, quality and service, with varying emphasis depending on product line.

In the industrial packaging industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe have significantly improved our cost competitiveness.

Compliance with Governmental Regulations Concerning Environmental Matters

Our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by governmental enforcement authorities. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal.

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2009.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2010.

See also Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2009, 2008 and 2007, and our reserves for environmental liabilities at October 31, 2009.

Raw Materials

Steel, resin and containerboard are the principal raw materials for the Industrial Packaging segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper Packaging segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.

Research and Development

While research and development projects are important to our continued growth, the amount expended in any year is not material in relation to our results of operations.

Other

Our businesses are not materially dependent upon patents, trademarks, licenses or franchises.

No material portion of our businesses are subject to renegotiation of profits or termination of contracts or subcontracts at the election of a governmental agency or authority.

The businesses of our segments are not seasonal to any material extent.

Employees

As of October 31, 2009, we had approximately 8,200 full time employees, which has decreased from the prior year as a result of our Greif Business System initiatives, specific contingency actions and restructuring activities. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

(d) Financial Information about Geographic Areas

Our operations are located in the Americas, Europe, Middle East, Africa and Asia Pacific. Information related to each of these areas is included in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K, is incorporated herein by reference.

(e) Available Information

We maintain an Internet Web site at www.greif.com. We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through this Internet Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

Any of the materials we file with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

(f) Other Matters

Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Michael J. Gasser, our Chairman and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, Mr. Gasser and Donald S. Huml, our Executive Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. See Exhibits 31.1 and 31.2 to this Form 10-K.

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

The Current and Future Challenging Global Economy may Adversely Affect our Business.

The current economic slowdown and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations. Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may elect to reduce the volume of orders for our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects and our ongoing acquisition strategy. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

In addition, the lenders under our Credit Agreement and other borrowing facilities described in Item 7 of this Form 10-K under “Liquidity and Capital Resources - Borrowing Arrangements “ and the counterparties with whom we maintain interest rate swap agreements, cross-currency interest rate swaps, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.

Historically, our Business has been Sensitive to Changes in General Economic or Business Conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals, metal products, agricultural and agrichemical products, and have operations in many countries, demand for our industrial packaging products and containerboard and related corrugated products has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate, including the current economic downturn, could have a material adverse affect on our business, results of operations or financial condition.

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

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

Tax Legislation Initiatives or Challenges to our Tax Positions Could Adversely affect our Results of Operations and Financial Condition.

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

We may Encounter Difficulties Arising from Acquisitions.

We have invested a substantial amount of capital in acquisitions or strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions or strategic investments that are significant to our business both in the United States and internationally. Acquisitions involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the synergies projected to be realized. In addition, acquisitions and integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition strategies. There can be no assurance that any acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. The costs of unsuccessful acquisition efforts may adversely affect our results of operations, financial condition or prospects.

Environmental and Health and Safety Matters and Product Liability Claims Could Negatively Impact our Operations and Financial Performance.

We must comply with extensive rules and regulations regarding federal, state, local and international environmental matters, such as air, soil and water quality and waste disposal. We must also comply with extensive rules and regulations regarding safety and health matters. The failure to materially comply with such rules and regulations could adversely affect our operations and financial performance. Furthermore, litigation or claims against us with respect to such matters could adversely affect our financial performance. We may also become subject to product liability claims, which could adversely affect our operations and financial performance.

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

The Frequency and Volume of our Timber and Timberland Sales will Impact our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 58,900 acres of special use properties in the United States and Canada as of October 31, 2009. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

We may Incur Additional Restructuring Costs and there is no Guarantee that our Efforts to Reduce Costs will be Successful.

We have restructured portions of our operations from time to time in recent years, and in particular, following acquisitions of businesses and periods of economic downturn, and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty acquisition opportunities that may become available to us, market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

As discussed elsewhere, we are also pursuing a transformation to become a leaner, more market-focused, performance-driven company—what we call the “Greif Business System.” We believe that the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. While we expect our cost saving initiatives to result in significant savings throughout our organization, our estimated savings are based on several assumptions that may prove to be inaccurate, and as a result, we cannot assure you that we will realize these cost savings or that, if realized, these cost savings will be sustained. If we cannot successfully implement and sustain the strategic cost reductions or other cost savings plans, our financial conditions and results of operations would be negatively affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following are our principal operating locations and the products manufactured at such facilities or the use of such facilities. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business expansion.

Location	Products or Use	Owned	Leased

INDUSTRIAL PACKAGING:
Algeria	Steel drums	1	—
Argentina	Steel and plastic drums, water bottles and distribution center	3	1
Australia	Closures	—	2
Austria	Steel drums and administrative office	—	1
Belgium	Steel and plastic drums and coordination center (shared services)	2	1
Brazil	Steel and plastic drums, water bottles, closures and general office	5	5
Canada	Fibre, steel and plastic drums, blending and packaging services and administrative office	6	1
Chile	Steel drums, water bottles and distribution center	—	1
China	Steel drums, closures and general office	—	11
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	1	—
Egypt	Steel drums	1	—
France	Fibre, steel and plastic drums, intermediate bulk containers, closures and distribution center	5	1
Germany	Fibre, steel and plastic drums and distribution center	3	2
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
India	Closures	1	—
Ireland	Warehouse	—	1
Italy	Steel and plastic drums, water bottles and distribution center	1	1
Jamaica	Distribution center	—	1
Kazakhstan	Distribution center	—	1
Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	—	2
Mexico	Fibre, steel and plastic drums, closures and distribution center	2	1
Morocco	Steel and plastic drums and plastic bottles	1	—
Netherlands	Fibre, steel and plastic drums, closures, research center and general office	4	—
New Zealand	Intermediate bulk containers	—	1
Nigeria	Steel and plastic drums	—	3
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	2	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles and intermediate bulk containers	8	—
Saudi Arabia	Steel drums	—	1
Singapore	Steel drums, steel parts and distribution center	—	2
South Africa	Steel and plastic drums and distribution center	—	5
Spain	Steel drums and distribution center	3	—

Location	Products or Use	Owned	Leased

Sweden	Fibre and steel drums and distribution center	2	—
Turkey	Steel drums and water bottles	1	—
Ukraine	Distribution center and water bottles	—	1
United Kingdom	Steel and plastic drums, water bottles and distribution center	3	3
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles, and distribution centers and blending and packaging services	24	26
Uruguay	Steel and plastic drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Vietnam	Steel drums	—	1

PAPER PACKAGING:
United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution center	20	5
TIMBER:
United States	General offices	5	—
CORPORATE:
United States	Principal and general offices	2	—

We also own a substantial number of timber properties comprising approximately 256,700 acres in the states of Alabama, Louisiana and Mississippi and approximately 25,050 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

We do not have any pending material legal proceedings.

From time to time, various legal proceedings arise at the country, state or local levels involving environmental sites to which we have shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents. To date, we have been classified as a “de minimis” participant and such proceedings do not involve potential monetary sanctions in excess of $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year covered by this Form 10-K.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding our two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 16 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, which Note is incorporated herein by reference.

We pay quarterly dividends of varying amounts computed on the basis described in Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, which Note is incorporated herein by reference. The annual dividends paid for the last two years are as follows:

2009 year dividends per share – Class A $1.52; Class B $2.27

2008 year dividends per share – Class A $1.32; Class B $1.97

The terms of our Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of the Credit Agreement and are limited in amount by a formula based, in part, on our consolidated net income. Refer to “Liquidity and Capital Resources—Borrowing Arrangements” in Item 7 of this Form 10-K.

The following tables set forth our purchases of our shares of Class B Common Stock during 2009. No shares of Class A Common Stock were purchased during 2009.

Issuer Purchases of Class B Common Stock

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans
Period	Shares Purchased	Paid Per Share	or Programs(1)	or Programs(1)

November 2008	—	—	—	1,266,728
December 2008	100,000	$31.45	100,000	1,166,728
January 2009	—	—	—	1,166,728
February 2009	—	—	—	1,166,728
March 2009	—	—	—	1,166,728
April 2009	—	—	—	1,166,728
May 2009	—	—	—	1,166,728
June 2009	—	—	—	1,166,728
July 2009	—	—	—	1,166,728
August 2009	—	—	—	1,166,728
September 2009	—	—	—	1,166,728
October 2009	—	—	—	1,166,728

Total	100,000		100,000

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A or Class B Common Stock, or any combination thereof. As of October 31, 2009, the maximum number of shares that could be purchased was 1,166,728, which may be any combination of Class A or Class B Common Stock.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2004. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts)(1):

As of and for the years ended October 31,	2009	2008	2007	2006	2005

Net sales	$2,792,217	$3,790,531	$3,331,597	$2,630,337	$2,424,297
Net income	$132,433	$234,354	$156,368	$142,119	$104,656
Total assets	$2,812,510	$2,745,898	$2,652,711	$2,188,001	$1,883,323
Long-term debt, including current portion of long-term debt	$738,608	$673,171	$622,685	$481,408	$430,400
Basic earnings per share:
Class A Common Stock	$2.29	$4.04	$2.69	$2.46	$1.82
Class B Common Stock	$3.42	$6.04	$4.04	$3.69	$2.73
Diluted earnings per share:
Class A Common Stock	$2.28	$3.99	$2.65	$2.42	$1.78
Class B Common Stock	$3.42	$6.04	$4.04	$3.69	$2.73
Dividends per share:
Class A Common Stock	$1.52	$1.32	$0.92	$0.60	$0.40
Class B Common Stock	$2.27	$1.97	$1.37	$0.89	$0.59

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of our shares of Class A and Class B Common Stock as of the close of business on March 19, 2007 distributed on April 11, 2007.

The results of operations include the effects of pretax restructuring charges of $66.6 million, $43.2 million, $21.2 million, $33.2 million, and $35.7 million for 2009, 2008, 2007, 2006, and 2005, respectively; pretax debt extinguishment charges of $0.8 million, $23.5 million and $2.8 million for 2009, 2007 and 2005, respectively; restructuring-related inventory charges of $10.8 million for 2009; and large timberland gains of $41.3 million and $56.3 million for 2006 and 2005, respectively.

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

Business Segments

We operate in three business segments: Industrial Packaging; Paper Packaging; and Land Management (formerly referred to as Timber).

We are a leading global provider of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We seek to provide complete packaging solutions to our customers by offering a comprehensive range of products and services on a global basis. We sell our industrial packaging products to customers in industries such as chemicals, paint and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We sell our containerboard, corrugated sheets, other corrugated products and multiwall bags to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of October 31, 2009, we owned approximately 256,700 acres of timber properties in the southeastern United States, which were actively managed, and approximately 25,050 acres of timber properties in Canada. Our land management team is focused on the active harvesting and regeneration of our timber properties to achieve sustainable long-term yields on our timberland. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of available merchantable acreage of timber, market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land, and development land.

Greif Business System

In 2003, we began a transformation to become a leaner, more market-focused, performance-driven company — what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System and contingency actions, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability. In response to the current economic slowdown, we accelerated the implementation of certain Greif Business System initiatives.

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

Inventory Reserves. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required. We also evaluate reserves for losses under firm purchase commitments for goods or inventories.

Net Assets Held for Sale. Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment”), at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 256,700 acres at October 31, 2009, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 25,050 acres at October 31, 2009, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Derivative Financial Instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified under ASC 815 “Derivatives and Hedging”), we record all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified under ASC 420 “Exit or Disposal Cost Obligations”), and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Income Taxes. Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. In the first quarter of fiscal 2008, we adopted the provisions of FASB Interpretation “FIN” 48, “Accounting for Uncertainty in Income Taxes” (codified under ASC 740 “Income Taxes”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (codified under ASC 740 “Income Taxes”). This standard provides that a tax benefit from uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate as well as related interest and penalties.

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2010 based on lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $2.2 million to $2.4 million. Actual results may differ materially from this estimated range.

Environmental Cleanup Costs. We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. The capitalized cost at October 31, 2009, 2008, and 2007 was immaterial.

Environmental expenses were $(2.1) million, $0.4 million, and $0.2 million in 2009, 2008, and 2007, respectively. In 2009, we reduced the environmental liability at our blending facility in Chicago, Illinois, by $3.2 million due to a revised third party estimate which reduced our total estimated cleanup costs. Environmental cash expenditures were $3.4 million, $3.2 million, and $1.6 million in 2009, 2008 and 2007, respectively. Our reserves for environmental liabilities at October 31, 2009 amounted to $33.4 million, which included a reserve of $17.9 million related to our blending facility in Chicago, Illinois, $10.9 million related to our European drum facilities and $3.4 million related to our facility in Lier, Belgium. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. We cannot determine either the timing or the amount of payments for our environmental exposure beyond 2009. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2009. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $4.0 million and $4.1 million for estimated costs related to outstanding claims at October 31, 2009 and 2008, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analyses and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $1.0 million. However, we believe the reserves recorded are adequate based upon current facts and circumstances.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through our captive insurance subsidiary, which had recorded liabilities totaling $21.5 million and $20.6 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2009 and 2008, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

Contingencies. Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by us in establishing reserves for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (codified under ASC 450 “Contingencies”). In accordance with the provisions of SFAS No. 5, we accrue for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to us, we believe that our reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results from operations.

Goodwill, Other Intangible Assets and Other Long-Lived Assets. We account for goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles—Goodwill and Other”). Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. In conducting the impairment test, the estimated fair value of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.

Our determination of estimated fair value of the reporting units is based on a discounted cash flow analysis, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) and, if available, a review of the price/earnings ratio for publicly traded companies similar in nature, scope and size of the applicable reporting unit. The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors. The EBITDA multiples used for impairment testing are judgmentally selected based on factors such as the nature, scope and size of the applicable reporting unit. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.

We performed our annual impairment tests in fiscal 2009, 2008 and 2007, which resulted in no impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by one point or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1% would not have indicated impairment for any of our reporting units for fiscal 2009, 2008 or 2007. Refer to Note 4 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding goodwill and other intangibles.

Revenue Recognition. We recognize revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”).

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

We report the sale of surplus and higher and better use (“HBU”) property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by us to productively grow and sell timber until sold.

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

The non-GAAP financial measure of operating profit before the impact of restructuring charges, restructuring-related inventory charges, and timberland disposals, net is used throughout the following discussion of our results of operations (except with respect to the segment discussions for Industrial Packaging and Paper Packaging, where timberland disposals, net are not applicable and except with respect to Land Management where restructuring-related inventory charges are not applicable). Operating profit before the impact of restructuring charges, restructuring-related inventory charges, and timberland disposals, net is equal to operating profit plus restructuring charges, and restructuring-related inventory charges less timberland gains plus timberland losses. We use operating profit before the impact of restructuring charges, restructuring-related inventory charges, and timberland disposals, net because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges and restructuring-related inventory charges, which are not representative of ongoing operations, and timberland disposals, net which are volatile from period to period, and it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments for 2009, 2008 and 2007 (Dollars in thousands):

For the year ended October 31,	2009	2008	2007

Net Sales
Industrial Packaging	$2,266,890	$3,074,834	$2,662,949
Paper Packaging	504,687	696,902	653,734
Land Management	20,640	18,795	14,914

Total net sales	$2,792,217	$3,790,531	$3,331,597

Operating Profit
Operating profit, before the impact of restructuring charges, restructuring-related inventory changes, and timberland disposals, net:
Industrial Packaging	$231,723	$315,157	$229,361
Paper Packaging	58,731	77,420	67,725
Land Management	22,237	20,571	14,373

Total operating profit before the impact of restructuring charges, restructuring-related inventory changes, and timberland disposals, net	312,691	413,148	311,459

Restructuring charges:
Industrial Packaging	65,742	33,971	16,010
Paper Packaging	685	9,155	5,219
Land Management	163	76	—

Total restructuring charges	66,590	43,202	21,229

Restructuring-related inventory charges:
Industrial Packaging	10,772	—	—
Paper Packaging	—	—	—

Timberland disposals, net:
Land Management	—	340	(648)

Operating profit:
Industrial Packaging	155,209	281,186	213,351
Paper Packaging	58,046	68,265	62,506
Land Management	22,074	20,835	13,725

Total operating profit	$235,329	$370,286	$289,582

Year 2009 Compared to Year 2008

Overview

Net sales decreased 26.3% on a year over year basis to $2,792.2 million in 2009 from $3,790.5 million in 2008. The $998.3 million decrease was due to lower sales volumes (16.7%), foreign currency translation (6.0%), and lower selling prices (3.6%). The 20.3% constant-currency decrease was primarily due to lower sales volumes resulting from the sharp decline in the global economy and lower selling prices primarily resulting from the pass-through of lower raw material costs.

Operating profit was $235.3 million and $370.3 million in 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net was $312.7 million for 2009 compared to $413.1 million for 2008. The $100.4 million decrease in operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net was principally due to decreases in Industrial Packaging ($83.4 million) and Paper Packaging ($18.7 million) and an increase in Land Management ($1.7 million). Operating profit, expressed as a percentage of net sales, decreased to 8.4% for 2009 from 9.8% in 2008. Operating profit before restructuring charges, restructuring-related inventory charges, and the impact of timberland disposals, net, expressed as a percentage of net sales, increased to 11.2% for 2009 from 10.9% in 2008.

Segment Review

Industrial Packaging

Our Industrial Packaging segment offers a comprehensive line of industrial packaging products and services, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Industrial Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs and availability, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges and restructuring-related inventory charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units and disposals of assets and facilities; and

•	Impact of foreign currency translation.

In this segment, net sales decreased 26.3% to $2,266.9 million in 2009 compared to $3,074.8 million in 2008 due to lower sales volume, foreign currency translation, and lower selling prices. The Industrial Packaging segment was directly impacted by lower sales volumes resulting from the sharp decline in the global economy and lower selling prices primarily resulting from the pass-through of lower raw material costs.

Gross profit margin for the Industrial Packaging segment was 18.8% in 2009 compared to 18.6% in 2008, primarily due to the continued implementation of the Greif Business System and specific contingency actions (lower labor, transportation, and other manufacturing costs).

Operating profit was $155.2 million in 2009 compared to $281.2 million in 2008. Operating profit before the impact of restructuring charges and restructuring-related inventory charges decreased to $231.7 million in 2009 compared to $315.2 million in 2008. The decrease in operating profit was primarily due to lower net sales which were partially offset by net gains on asset disposals, lower raw material costs and related LIFO benefits, partially offset by lower of cost or market steel inventory write-downs early in the year and by increased supply chain costs caused by temporary spot steel shortages in some of our markets later in the year.

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

In this segment, net sales decreased 27.6% to $504.7 million in 2009 from $696.9 million in 2008. The $192.2 million decrease was primarily due to lower sales volumes and lower selling prices.

Gross profit margin for the Paper Packaging segment was 19.5% in 2009 compared to 17.1% in 2008. The Paper Packaging segment’s cost of products sold continue to benefit from the Greif Business System and specific contingency initiatives.

Operating profit was $58.0 million and $68.3 million in 2009 and 2008, respectively. Operating profit before the impact of restructuring charges decreased to $58.7 million in 2009 compared to $77.4 million in 2008. The decrease in operating profit before the impact of restructuring charges was primarily due to lower net sales, partially offset by lower raw material costs, especially for old corrugated containers, and related LIFO benefits. In addition, labor, transportation and energy costs were lower in 2009 as compared to 2008.

Land Management (Formerly Timber)

As of October 31, 2009, our Land Management segment consisted of approximately 256,700 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 25,050 acres in Canada. The key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $20.6 million in 2009 compared to $18.8 million in 2008. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Operating profit was $22.1 million and $20.8 million in 2009 and 2008, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $22.2 million in 2009 compared to $20.6 million in 2008. Included in these amounts were profits from the sale of special use properties of $14.8 million in 2009 and $16.8 million in 2008.

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

We report the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, continues to be used by us to productively grow and sell timber until sold.

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

At October 31, 2009, we estimated that there were approximately 58,900 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, decreased to 80.8% in 2009 from 81.7% in 2008 primarily as a result of lower raw material costs, related LIFO benefits and contributions from further execution of incremental and accelerated Greif Business System initiatives and specific contingency actions. These positive factors were partially offset by $10.8 million of restructuring-related inventory charges.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses were $267.6 million, or 9.6% of net sales, in 2009 compared to $339.2 million, or 9.0% of net sales, in 2008. The dollar decrease in our SG&A expense was primarily due to the reduction in personnel on a period over period basis, tighter controls over SG&A expenses, and accelerated Greif Business System and specific contingency initiatives including reductions on both travel related programs and professional fees. SG&A expense as a percentage of net sales increased as a result of decreased net sales in 2009 as compared to 2008.

Restructuring Charges

Restructuring charges were $66.6 million and $43.2 million in 2009 and 2008, respectively.

Restructuring charges for 2009 consisted of $28.4 million in employee separation costs, $19.6 million in asset impairments, and $18.6 million in other restructuring costs. The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of the Greif Business System. Nineteen company-owned plants in the Industrial Packaging segment were closed. A total of 1,294 employees were severed during 2009. In addition, we recorded $10.8 million of restructuring-related inventory charges as a cost of products sold in our Industrial Packaging segment related to excess inventory adjustments of closed facilities.

Restructuring charges for 2008 consisted of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six company-owned plants in the Industrial Packaging segment and four company-owned plants in the Paper Packaging segment were closed. Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. A total of 630 employees were severed during 2008.

See Note 5 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Timberland Disposals, Net

For 2009, we recorded no net gain on sale of timberland property compared to a net gain of $0.3 million in 2008.

Gain on Disposal of Properties, Plants and Equipment, Net

For 2009, we recorded a gain on disposal of properties, plants and equipment, net of $34.4 million, primarily consisting of a $17.2 million pre-tax net gain on the sale of specific Industrial Packaging segment assets and facilities in North America and $14.8 million in net gains from the sale of surplus and HBU timber properties. During 2008, gain on disposal of properties, plants and equipment, net was $59.5 million, primarily consisting of a $29.9 million pre-tax net gain on the divestiture of business units in Australia and our controlling interest in a Zimbabwean operation, and $15.2 million in net gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net, was $53.6 million and $49.6 million in 2009 and 2008, respectively. The increase was primarily due to higher outstanding debt as a result of our new $700 million senior secured credit facility and the issuance of our new $250 million Senior Notes due 2019 at 7.75%

Debt Extinguishment Charges

In 2009, we completed a new $700 million senior secured credit facility. This facility replaced an existing $450 million revolving credit facility that was scheduled to mature in March 2010. As a result of this transaction, a debt extinguishment charge of $0.8 million related to the write-off of unamortized capitalized debt issuance costs was recorded.

Other Expense, Net

Other expense, net was $7.2 million in 2009 compared to $8.8 million in 2008. The decrease was primarily due to foreign exchange losses of $0.1 million in 2009 as compared to losses of $1.7 million in 2008.

Income Tax Expense

During 2009, the effective tax rate was 21.7% compared to 23.6% in 2008. The decrease in the effective tax rate was primarily due a change in the mix of income in the United States compared to regions outside of the United States, where tax rates were lower, among other factors. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity in Earnings of Affiliates and Minority Interests

For equity in earnings of affiliates and minority interests, we recorded a loss of $3.6 million in 2009 compared to a loss of $3.9 million in 2008. We have majority interests in various companies, and the minority interests in the respective net income of these companies have been recorded as an expense. These expenses were partially offset by equity earnings of our unconsolidated affiliates.

Net Income

Based on the foregoing, net income decreased $102.0 million to $132.4 million in 2009 from $234.4 million in 2008.

Year 2008 Compared to Year 2007

Overview

Net sales increased 14% (10% excluding the impact of foreign currency translation) to $3,790.5 million in 2008 compared to $3,331.6 million in 2007. The $458.9 million increase was due to Industrial Packaging ($411.8 million), Paper Packaging ($43.2 million) and Land Management ($3.9 million). Strong organic sales growth for industrial packaging products and higher selling prices, principally in response to higher raw material costs, drove the 10% constant-currency increase.

Operating profit was $370.3 million and $289.6 million in 2008 and 2007, respectively. Operating profit before the impact of restructuring charges and timberland disposals, net was $413.1 million for 2008 compared to $311.5 million for 2007. The $101.6 million increase was principally due to higher operating profit in Industrial Packaging ($85.7 million), Paper Packaging ($9.7 million) and Land Management ($6.2 million). Operating profit, expressed as a percentage of net sales, increased to 9.8% for 2008 from 8.7% in 2007. Operating profit before restructuring charges and the impact of timberland disposals, net, expressed as a percentage of net sales, increased to 10.9% for 2008 from 9.4% in 2007.

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

In this segment, net sales increased 16% to $3,074.8 million in 2008 compared to $2,662.9 million in 2007—an increase of 10% excluding the impact of foreign currency translation. Higher sales volumes across all regions, with particular strength in emerging markets, in addition to higher selling prices in response to higher raw material costs, continued to drive the segment’s organic growth.

Gross profit margin for the Industrial Packaging segment was 18.5% in 2008 compared to 18.3% in 2007, primarily due to the continued implementation of the Greif Business System (lower labor, transportation and other manufacturing costs).

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

Gross profit margin for the Paper Packaging segment was 17.1% in 2008 compared to 17.4% in 2007. This decrease was primarily due to higher input costs, including energy and transportation, partially offset by higher selling prices from the containerboard increase implemented in the fourth quarter of 2007 and the partial realization of an increase implemented in the fourth quarter of 2008.

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

Land Management (Formerly Timber)

As of October 31, 2008, our Land Management segment consisted of approximately 268,700 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 27,450 acres in Canada. The key factors influencing profitability in the Land Management segment are:

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

At October 31, 2008, we estimated that there were approximately 61,600 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Cost of Products Sold

Cost of products sold, as a percentage of net sales, decreased to 81.7% in 2008 from 81.8% in 2007. Cost of products sold, as a percentage of net sales, primarily decreased as a result of the improvement in net sales and positive contributions from the Greif Business System. These positive factors were partially offset by higher raw material, transportation and energy costs compared to 2007.

Selling, General and Administrative Expenses

SG&A expenses were $339.2 million, or 9.0% of net sales, in 2008 compared to $313.4 million, or 9.4% of net sales, in 2007. The dollar increase in our SG&A expense was primarily due to acquisition synergies and the impact of foreign currency translation, partially offset by tighter controls over SG&A expenses.

Restructuring Charges

Restructuring charges were $43.2 million and $21.2 million in 2008 and 2007, respectively.

Restructuring charges for 2008 consisted of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six company-owned plants in the Industrial Packaging segment and four company-owned plants in the Paper Packaging segment were closed. Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. A total of 630 employees were severed during 2008.

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

Gain on Disposal of Properties, Plants and Equipment, Net

For 2008, we recorded a gain on disposal of properties, plants and equipment, net of $59.5 million, primarily consisting of $29.9 million pre-tax net gain on divestiture of business units in Australia and our controlling interest in a Zimbabwean operation, and $15.2 million in net gains from the sale of surplus and HBU timber properties. During 2007, gain on disposals of properties, plants and equipment, net was $19.4 million, including $8.9 million in gains from the sale of surplus and HBU timber properties.

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

Income Tax Expense

During 2008, the effective tax rate was 23.6% compared to 25.3% in 2007. The effective tax rate decreased due to a change in the mix of income in the United States compared to regions outside of the United States, where tax rates were lower. In future years, the effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

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

BALANCE SHEET CHANGES

The $34.3 million increase in cash and cash equivalents was primarily due to cash flows from operations, partially offset by the cost of 2009 North America, South America, and Asia acquisitions, capital expenditures, debt repayments, and dividends paid.

The $55.5 million decrease in trade accounts receivable was primarily related to lower 2009 sales as compared to 2008 sales.

The $76.6 million decrease in inventories was mainly driven by lower raw material prices, steel costs, and lower overall business activity levels.

The $10.3 million increase in net assets held for sale was related to various facility closures in the Industrial Packaging segment.

The $79.1 million increase in goodwill primarily related to the North America, South America, and Asia acquisitions. Refer to Note 4 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $26.9 million increase in other intangibles primarily related to the North America, South America, and Asia acquisitions. Refer to Note 4 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for our intangible asset detail by asset class.

Other long-term assets increased $23.5 million primarily due to an increase in deferred financing costs associated with our new senior secured credit facility and the senior notes issuance.

Accounts payable decreased $48.8 million primarily due to lower raw material costs, especially steel, timing of payments and foreign currency translation.

Short-term borrowings decreased $7.2 million primarily due to payment of debt incurred in connection with our continued expansion and working capital needs of our China subsidiaries, as well as the payment of debt acquired in the South America acquisition in 2008.

Long-term debt and the current portion of long-term debt increased by $47.9 million primarily due to acquisitions, purchases of properties, plants and equipment, reduction of short term borrowings, higher cash and cash equivalent balances, partially offset by strong operating cash flows.

Pension liabilities increased by $63.5 million primarily due to a reduction to the discount rate, which contributed to an increase in the projected benefit obligation.

Other long-term liabilities increased by $50.9 million and primarily consist of a fair value adjustment of $38.6 million related to foreign currency swaps and an increase to other statutory pension plans of $7.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.

Capital Expenditures and Business Acquisitions and Divestitures

During 2009, 2008 and 2007, we invested $124.7 million (excluding $1.0 million for timberland properties), $143.1 million (excluding $2.5 million for timberland properties), and $112.6 million (excluding $2.3 million for timberland properties) in capital expenditures, respectively. We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $125 million through October 31, 2010. These expenditures will be primarily to replace and improve equipment.

During 2009, we acquired five industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of the acquisition of two North American industrial packaging companies in February 2009, a North American industrial packaging company in June 2009, an Asian industrial packaging company in July 2009, a South American industrial packaging company in October 2009, and a 75% interest in a North American paper packaging company in October 2009. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

During 2009, we sold specific Industrial Packaging segment assets and facilities in North America. The net gain from these sales was $17.1 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income.

During 2008, we acquired four small industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.3 million. These five acquisitions, one in South America (70% interest), one in the Middle East (51% interest), one in Asia, and two in North America, complemented our current businesses. During 2008, we sold our Australian drum operations, sold our 51% interest in a Zimbabwean operation, sold three North American paper packaging operations and sold a North American industrial packaging operation. The proceeds from these divestitures were $36.5 million resulting in a net gain of $31.6 million. The 2007 sales and net income from these operations were not material to our overall operations. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our acquisitions.

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

The $200 million term loan is scheduled to amortize by $2.5 million per quarter for the first four quarters, $5.0 million per quarter for the next eight quarters and $150.0 million on the maturity date. There was $192.5 million outstanding under the Credit Agreement at October 31, 2009. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either an Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 19, 2009, $325.3 million was borrowed under the Credit Agreement and used to pay the outstanding obligations under the Prior Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. The Prior Credit Agreement was terminated on February 19, 2009.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to Asset Sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At October 31, 2009, we were in compliance with the covenants under the Credit Agreement.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which includes dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of international borrowers. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the default in our payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement

As discussed below, during the third quarter 2009, we issued $250.0 million of our 7.75% Senior Notes due 2019. In connection with the issuance of these new Senior Notes, we obtained a waiver from the lenders under the Credit Agreement. Under the Credit Agreement, we would have been required to use the proceeds of the new Senior Notes first to make a mandatory prepayment to our term loan facility, then to make a mandatory prepayment to certain letter of credit borrowings and finally to cash collateralize letter of credit obligations. The lenders waived this mandatory prepayment requirement and allowed us instead, on a one-time basis, to use the proceeds of the new Senior Notes to repay borrowings under the revolving credit facility.

See Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Credit Agreement.

New Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At October 31, 2009, we were in compliance with these covenants.

During the third quarter 2009, we issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At October 31, 2009, we were in compliance with these covenants.

See Note 7 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2010. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for a leverage ratio identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At October 31, 2009, there were no outstanding amounts under the Receivables Facility and $120 million outstanding at October 31, 2008 under the prior receivables facility that was terminated in connection with the Receivables Facility. See Note 7 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Receivable Facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75% to 90% of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (codified under ASC 860 “Transfers and Servicing”), and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $185.3 million at October 31, 2009. At October 31, 2009 and 2008, total accounts receivable of $127.4 million and $147.6 million, respectively, were sold under the various RPAs, respectively.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $6.5 million for the year ended October 31, 2009. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

See Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States and Non-United States trade accounts receivable credit facility, at October 31, 2009, we had outstanding other debt of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings.

At October 31, 2009, annual maturities of our long-term debt under our various financing arrangements were $21.9 million in 2010, $24.4 million in 2011, $155.0 million in 2012, and $541.7 million thereafter. The current portion of the long term debt is $17.5 million.

At October 31, 2009 and October 31, 2008, we had deferred financing fees and debt issuance costs of $14.9 million and $4.6 million, respectively, which are included in other long-term assets.

Contractual Obligations

As of October 31, 2009, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt	$1,064.7	$—	$311.6	$79.3	$673.8
Current portion of long-term debt	17.5	17.5	—	—	—
Short-term borrowing	20.8	20.8	—	—	—
Capital lease obligations	0.5	0.2	0.2	0.1	—
Operating leases	86.4	18.3	29.6	17.8	20.7
Liabilities held by special purpose entities	69.5	2.2	4.5	4.5	58.3

Total	$1,259.4	$59.0	$345.9	$101.7	$752.8

Amounts presented in the contractual obligation table include interest

Our unrecognized tax benefits under FIN 48, “Accounting for Uncertainty in Income Taxes” (codified under ASC 740 “Income Taxes”) have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2009, we repurchased no shares of Class A Common Stock, and we repurchased 100,000 shares of Class B Common Stock (see Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2009, we had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through October 31, 2009 was $36.0 million.

Effects of Inflation

The effects of inflation did not have a material impact on our operations during 2009, 2008 or 2007.

Subsequent Events

We adopted SFAS No. 165, “Subsequent Events” (codified under ASC 855 “Subsequent Events”) in 2009. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 had no impact to our financial statements. We evaluated all events or transactions that occurred after October 31, 2009 up through December 23, 2009, the date we issued these financial statements. During this period, we had two recognizable subsequent events reported under Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (codified under ASC 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009, but will have no effect on our consolidated financial statements for the fiscal year ending October 31, 2009 incorporated herein. Refer to Note 17 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for the financial impact on adoption of SFAS No. 141(R) as of November 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (codified under ASC 820 “Fair Value Measurements and Disclosures”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within GAAP and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. We adopted SFAS No. 157 on February 1, 2008, as required. The adoption of SFAS No. 157 did not have a material impact on our financial condition and results of operations. Refer to Note 8 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for our fair value hierarchy provisions of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (codified under ASC 825 “Financial Instruments”). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was effective for us on November 1, 2008. Since we have not utilized the fair value option for any allowable items, the adoption of SFAS No. 159 did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for our financial statements for the fiscal year beginning November 1, 2009. We are in the process of evaluating the impact that the adoption of SFAS No. 160 may have on our consolidated financial statements. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation — Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS 157. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for our financial statements for the fiscal year beginning November 1, 2009. We are in the process of evaluating the impact that the adoption of FAS 132(R)-1 may have on our consolidated financial statements. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified). The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS 166 may have on our consolidated financial statements. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet codified). SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS 167 may have on our consolidated financial statements. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. We have adopted the codification standards which do not have a financial impact other than references to authoritative literature incorporated herein.

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

We had interest rate swap agreements with an aggregate notional amount of $175.0 million and $100.0 million at October 31, 2009 and 2008, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest monthly or quarterly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $2.3 million and $2.8 million was recorded at October 31, 2009 and 2008, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2009 and 2008. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest either monthly or quarterly from the counterparties and pay interest either monthly or quarterly to the counterparties.

The fair values of the Credit Agreement, Senior Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2009 and 2008. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2009 and 2008.

Financial Instruments

As of October 31, 2009

(Dollars in millions)

	Expected Maturity Date
						After		Fair
	2010	2011	2012	2013	2014	2014	Total	Value

Credit Agreement:
Scheduled amortizations	$17	$20	$155	—	—	—	$192	$192
Average interest rate(1)	3.19%	3.19%	3.19%	—	—	—	3.19%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	—	$300	$300	$292
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$256
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Trade accounts receivable credit facility:
Scheduled amortizations	—	—	—	—	—	—	—	—
Interest rate swaps:
Scheduled amortizations	$50	$50	$75	—	—	—	$175	$(2.3)
Average pay rate(2)	2.71%	2.71%	2.71%	—	—	—	2.71%
Average receive rate(3)	0.25%	0.25%	0.25%	—	—	—	0.25%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2009. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2009. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2009. The rates presented are not intended to project our expectations for the future.

As of October 31, 2008

(Dollars in millions)

	Expected Maturity Date
						After		Fair
	2009	2010	2011	2012	2013	2013	Total	Value

Credit Agreement:
Scheduled amortizations	—	$248	—	—	—	—	$248	$248
Average interest rate(1)	3.98%	3.98%	—	—	—	—	3.98%
Senior Notes:
Scheduled amortizations	—	—	—	—	—	$300	$300	$246
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Trade accounts receivable credit facility:
Scheduled amortizations	—	$120	—	—	—	—	$120	$120
Average interest rate(1)	4.24%	4.24%	—	—	—	—	4.24%
Interest rate swaps:
Scheduled amortizations	$50	$50	—	—	—	—	$100	$(2.7)
Average pay rate(2)	4.93%	4.93%	—	—	—	—	4.93%
Average receive rate(3)	3.11%	3.11%	—	—	—	—	3.11%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2008. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2008. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2008. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps at October 31, 2009 was a net liability of $2.3 million. Based on a sensitivity analysis we performed at October 31, 2009, a 100 basis point decrease in interest rates would increase the fair value of the swap agreements by $1.9 million to a net liability of $4.2 million. Conversely, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $2.7 million to a net gain of $0.4 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

We have entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, we receive interest semi-annually from the counterparties equal to a fixed rate of 6.75% on $300.0 million and pay interest at a fixed rate of 6.25% on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, we paid or will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive loss on these agreements was $14.6 million and a gain of $24.5 million at October 31, 2009 and October 31, 2008, respectively. On August 1, 2009, we paid €73.3 million ($103.6 million) to the counterparties and received $100.0 million from the counterparties.

At October 31, 2009, we had outstanding foreign currency forward contracts in the notional amount of $70.5 million ($174.0 million at October 31, 2008). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at October 31, 2009 resulted in loss of $0.1 million recorded in the consolidated statements of income. The fair value of similar contracts at October 31, 2008 resulted in a loss of $1.5 million recorded in other comprehensive income and an insignificant loss recorded in the consolidated statements of income.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10%, the fair value of these instruments would increase by $0.7 million to a net gain of $0.6 million. Conversely, if the U.S. dollar weakened by 10%, the fair value of these instruments would decrease by $0.8 million to a net loss of $0.9 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood, and energy. We do not currently engage in material hedging of commodities, other than small hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our commodity hedging contracts resulted in a $0.6 million loss recorded in other comprehensive income at October 31, 2009. A sensitivity analysis to changes in natural prices indicates that if natural gas prices decreased by 10%, the fair value of these instruments would decrease by $0.4 million to a net loss of $1.0 million. Conversely, if natural gas prices increased by 10%, the fair value of these instruments would increase by $0.4 million to a net loss of $0.2 million.

Fair Value Measurement

SFAS No. 157 (codified under ASC 820 “Fair Value Measurements and Disclosures”) established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of October 31, 2009, we held certain derivative asset and liability positions that lack level 1 inputs and are thus required to be measured at fair value on a Level 2 basis. The majority of our derivative instruments related to receive floating-rate, pay fixed-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps. The fair values of these derivatives have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of October 31, 2009, are as follows (Dollars in thousands):

		Fair Value
	Notional Amount	Adjustment	Balance Sheet Location
	October 31, 2009	October 31, 2009	October 31, 2009

Cross-currency interest rate swaps	$200,000	$(14,635)	Other long-term liabilities
Interest rate derivatives	175,000	(2,283)	Other long-term liabilities
Energy and other derivatives	74,536	(727)	Other current liabilities

Total	$449,536	$(17,645)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2009	2008	2007

Net sales	$2,792,217	$3,790,531	$3,331,597
Costs of products sold	2,257,141	3,097,760	2,726,195

Gross profit	535,076	692,771	605,402
Selling, general and administrative expenses	267,589	339,157	313,377
Restructuring charges	66,590	43,202	21,229
Timberland disposals, net	—	340	(648)
(Gain) on disposal of properties, plants and equipment, net	(34,432)	(59,534)	(19,434)

Operating profit	235,329	370,286	289,582
Interest expense, net	53,593	49,628	45,512
Debt extinguishment charge	782	—	23,479
Other expense, net	7,193	8,751	8,956

Income before income tax expense and equity in earnings of affiliates and minority interests	173,761	311,907	211,635
Income tax expense	37,706	73,610	53,544
Equity in earnings of affiliates and minority interests	(3,622)	(3,943)	(1,723)

Net income	$132,433	$234,354	$156,368

Basic earnings per share:
Class A Common Stock	$2.29	$4.04	$2.69
Class B Common Stock	$3.42	$6.04	$4.04
Diluted earnings per share:
Class A Common Stock	$2.28	$3.99	$2.65
Class B Common Stock	$3.42	$6.04	$4.04

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$111,896	$77,627
Trade accounts receivable, less allowance of $12,510 in 2009 and $13,532 in 2008	337,054	392,537
Inventories	227,432	303,994
Deferred tax assets	19,901	33,206
Net assets held for sale	31,574	21,321
Prepaid expenses and other current assets	105,904	93,965

	833,761	922,650

Long-term assets
Goodwill	592,117	512,973
Other intangible assets, net of amortization	131,370	104,424
Assets held by special purpose entities (Note 6)	50,891	50,891
Other long-term assets	112,092	88,563

	886,470	756,851

Properties, plants and equipment
Timber properties, net of depletion	197,114	199,701
Land	120,667	119,679
Buildings	380,816	343,702
Machinery and equipment	1,148,406	1,046,347
Capital projects in progress	70,489	91,549

	1,917,492	1,800,978
Accumulated depreciation	(825,213)	(734,581)

	1,092,279	1,066,397

	$2,812,510	$2,745,898

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$335,816	$384,648
Accrued payroll and employee benefits	74,475	91,498
Restructuring reserves	15,315	15,147
Short-term borrowings	37,084	44,281
Other current liabilities	99,407	136,227

	562,097	671,801

Long-term liabilities
Long-term debt	721,108	673,171
Deferred tax liabilities	156,755	183,021
Pension liabilities	77,942	14,456
Postretirement benefit obligations	25,396	25,138
Liabilities held by special purpose entities (Note 6)	43,250	43,250
Other long-term liabilities	126,392	75,521

	1,150,843	1,014,557

Minority Interest	6,997	3,729

Shareholders’ equity
Common stock, without par value	96,504	86,446
Treasury stock, at cost	(115,277)	(112,931)
Retained earnings	1,199,592	1,155,116
Accumulated other comprehensive loss:
- foreign currency translation	(6,825)	(39,693)
- interest rate derivatives	(1,484)	(1,802)
- energy and other derivatives	(391)	(4,299)
- minimum pension liabilities	(79,546)	(27,026)

	1,092,573	1,055,811

	$2,812,510	$2,745,898

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2009	2008	2007

Cash flows from operating activities:
Net income	$132,433	$234,354	$156,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,627	106,378	102,295
Asset impairments	19,516	12,325	1,108
Deferred income taxes	478	4,485	(8,494)
Gain on disposals of properties, plants and equipment, net	(34,432)	(59,534)	(19,434)
Timberland disposals, net	—	(340)	648
Equity in earnings (losses) of affiliates, net of dividends received, and minority interests	3,622	3,943	1,723
Loss on extinguishment of debt	782	—	23,479
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	73,358	(65,877)	42,876
Inventories	91,756	(77,263)	24,120
Prepaid expenses and other current assets	(151)	(3,467)	(11,403)
Other long-term assets	(19,674)	13,240	(49,861)
Accounts payable	(92,449)	39,827	29,051
Accrued payroll and employee benefits	(20,511)	6,584	13,475
Restructuring reserves	168	(629)	5,772
Other current liabilities	(50,117)	16,310	55,194
Pension and postretirement benefit liabilities	63,744	(13,281)	(12,136)
Other long-term liabilities	50,871	(43,659)	41,692
Other	(55,497)	(33,560)	(4,472)

Net cash provided by operating activities	266,524	139,836	392,001

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(90,816)	(99,962)	(346,629)
Purchases of properties, plants and equipment	(124,671)	(143,077)	(112,600)
Purchases of timber properties	(1,000)	(2,500)	(2,300)
Receipt (issuance) of notes receivable	—	33,178	(32,248)
Proceeds from the sale of properties, plants, equipment and other assets	50,279	60,333	22,218
Purchases of land rights and other	(4,992)	(9,289)	(3,765)

Net cash used in investing activities	(171,200)	(161,317)	(475,324)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,285,343	2,293,751	2,040,111
Payments on long-term debt	(3,218,665)	(2,243,482)	(1,918,807)
(Payments of) proceeds from short-term borrowings, net	(25,749)	23,020	(14,486)
Dividends paid	(87,957)	(76,524)	(53,335)
Acquisitions of treasury stock and other	(3,145)	(21,483)	(11,409)
Exercise of stock options	2,015	4,540	19,415
Debt issuance costs	(13,588)	—	(2,839)
Settlement of derivatives	(3,574)	—	(33,935)
Payments for premium for debt extinguishment	—	—	(14,303)

Net cash (used in) provided by financing activities	(65,320)	(20,178)	10,412

Effects of exchange rates on cash	4,265	(4,413)	9,509

Net increase (decrease) in cash and cash equivalents	34,269	(46,072)	(63,402)

Cash and cash equivalents at beginning of year	77,627	123,699	187,101

Cash and cash equivalents at end of year	$111,896	$77,627	$123,699

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

						Accumulated
						Other
	Capital Stock		Treasury Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Equity

As of October 31, 2006	46,300	$56,765	30,542	$(81,643)	$901,267	$(32,378)	$844,011
Net income					156,368		156,368
Other comprehensive income (loss):
- foreign currency translation						41,735	41,735
- interest rate derivative, net of income tax expense of $466						864	864
- minimum pension liability adjustment, net of income tax expense of $7,232						17,360	17,360
- energy derivatives, net of income tax expense of $361						1,171	1,171

Comprehensive income							217,498

Adjustment to initially apply SFAS No. 158, net of income tax benefit of $7,769						(16,268)	(16,268)
Dividends paid (Note 10):
Class A - $0.92					(21,716)		(21,716)
Class B - $1.37					(31,619)		(31,619)
Treasury shares acquired	(204)		204	(11,409)			(11,409)
Stock options exercised	559	7,732	(559)	949			8,681
Tax benefit of stock options		8,076					8,076
Long-term incentive shares issued	38	2,104	(38)	64			2,168
Directors shares issued	6	479	(6)	11			490

As of October 31, 2007	46,699	$75,156	30,143	$(92,028)	$1,004,300	$12,484	$999,912
Net income					234,354		234,354
Other comprehensive income (loss):
- foreign currency translation						(82,953)	(82,953)
- interest rate derivative, net of income tax benefit of $433						(805)	(805)
- minimum pension liability adjustment, net of income tax expense of $920						2,979	2,979
- energy derivatives, net of income tax benefit of $1,954						(3,629)	(3,629)
- commodity hedge, net of income tax benefit of $482						(896)	(896)

Comprehensive income							149,050

Adjustment to initially apply FIN 48					(7,015)		(7,015)
Dividends paid:
Class A - $1.32					(31,591)		(31,591)
Class B - $1.97					(44,933)		(44,933)
Treasury shares acquired	(382)		382	(21,476)			(21,476)
Stock options exercised	283	3,949	(283)	484			4,433
Tax benefit of stock options		4,709					4,709
Long-term incentive shares issued	44	2,633	(44)	89			2,722

As of October 31, 2008	46,644	$86,446	30,198	$(112,931)	$1,155,116	$(72,820)	$1,055,811
Net income					132,433		132,433
Other comprehensive income (loss):
- foreign currency translation						32,868	32,868
- interest rate derivative, net of income tax expense of $128						318	318
- minimum pension liability adjustment, net of income tax benefit of $28,580						(51,092)	(51,092)
- energy derivatives, net of income tax expense of $1,579						3,908	3,908

Comprehensive income							118,435

Change in pension measurement date, net of income tax benefit of $590						(1,428)	(1,428)
Dividends paid:
Class A - $1.52					(36,967)		(36,967)
Class B - $2.27					(50,990)		(50,990)
Treasury shares acquired	(100)		100	(3,145)			(3,145)
Stock options exercised	133	1,749	(133)	266			2,015
Tax benefit of stock options		575					575
Long-term incentive shares issued	260	7,734	(260)	533			8,267

As of October 31, 2009	46,937	$96,504	29,905	$(115,277)	$1,199,592	$(88,246)	$1,092,573

See accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and its subsidiaries (collectively, “Greif”, “our”, or the “Company”) principally manufacture industrial packaging products, complemented with a variety of value-added services, including blending, packaging, logistics and warehousing, and containerboard and corrugated products that it sells to customers in many industries throughout the world. The Company has operations in over 45 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

Due to the variety of its products, the Company has many customers buying different products and, due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.

Because the Company supplies a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the same week.

The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers for recycling and pulpwood.

There are approximately 8,200 employees of the Company at October 31, 2009.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greif, Inc. and all wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method.

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2009, 2008 or 2007, or to any quarter of those years, relates to the fiscal year ending in that year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, inventory reserves, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, restructuring reserves, environmental liabilities, pension and postretirement benefits, income taxes, derivatives, net assets held for sale, self-insurance reserves and contingencies. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

Receivables

Trade receivables represent amounts owed to us through our operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $12.5 million and $13.5 million at October 31, 2009 and 2008, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the Company estimates of the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers

The Company maintains cash depository accounts with major banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

Trade receivables can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to the Company’s many customers, none of which are considered principal in the total operations of the Company and doing business in a variety of industries throughout the world. The Company does not have an individual customer that exceeds 10% of total revenue. In addition, the Company performs ongoing credit evaluations of our customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within our expectations.

Inventories

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out (“FIFO”) basis for approximately 79.5% of consolidated inventories and the last-in, first-out (“LIFO”) basis for approximately 20.5% of consolidated inventories. At October 31, 2009, approximately 50.5% of inventories in the United States utilize the FIFO basis, and approximately 49.5% utilize the LIFO basis. The lower LIFO reserve is a result of both lower commodity prices and lower inventory levels. All Non-United States inventories utilize the FIFO basis.

During 2009, the LIFO reserve decreased $21.8 million, net of tax primarily due to declines in certain inventory prices for the Company’s primary raw materials, including steel and resins. In addition, certain LIFO layers were exhausted which resulted in a decrement of $2.0 million, net of tax. The Company also evaluates reserves for inventory obsolescence and losses under firm purchase commitments for goods or inventories.

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2009	2008

Finished goods	$57,304	$71,659
Raw materials and work-in process	181,547	279,186

	238,851	350,845
Reduction to state inventories on last-in, first-out basis	(11,419)	(46,851)

	$227,432	$303,994

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under ASC 360 “Property, Plant, and Equipment”). As of October 31, 2009, there were fourteen locations held for sale (twelve in the Industrial Packaging segment and two in the Paper Packaging segment). In 2009, the Company recorded net sales of $5.5 million and net loss before taxes of $3.9 million associated with these properties, primarily related to the Industrial Packaging segment. For 2008, the Company recorded net sales of $15.4 million and net loss before taxes of $8.2 million, primarily related to the Industrial Packaging segment. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The properties classified within net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles—Goodwill and Other”). Under SFAS 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. The Company tests for impairment during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

SFAS No. 142 requires that testing for goodwill impairment be conducted at the reporting unit level using a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of these units. If the carrying value of a reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated implied fair value of a reporting unit’s goodwill to its carrying value. The estimated implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the estimated fair value of a reporting unit to all of the assets and liabilities in that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company’s determination of estimated fair value of the reporting units is based on a combination of a discounted cash flow analysis and a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors and is reflective of a typical market participant. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, or EBITDA multiples used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2009, 2008 and 2007, which resulted in no impairment charges. See Note 4 for additional information regarding goodwill and other intangible assets.

Acquisitions

From time to time, we acquire businesses and/or assets that augment and complement our operations. These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from these business combinations as of the date of acquisition. Additional disclosure related to our acquisitions is provided in Note 2.

Internal Use Software

Internal use software is accounted for under Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (codified under ASC 985 “Software”). Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three- to ten- year period.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years

Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $88.6 million, $92.9 million, $89.6 million, in 2009, 2008 and 2007, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred. For 2009, the Company recorded a gain on disposal of properties, plants and equipment, net of $34.4 million, primarily consisting of a $17.2 million pre-tax net gain on the sale of specific Industrial Packaging segment assets and facilities in North America and $14.8 million in net gains from the sale of surplus and HBU timber properties.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 256,700 acres at October 31, 2009, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $2.9 million, $4.2 million and $4.3 million in 2009, 2008 and 2007, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. The Company’s estimates do not include costs to be incurred in the future. The Company then projects these volumes to the end of the year. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, the Company multiplies the volumes sold by the depletion rate for the current year to arrive at the depletion cost.

The Company’s Canadian timber properties, which consisted of approximately 25,050 acres at October 31, 2009, are not actively managed at this time, and therefore, no depletion expense is recorded.

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 46(R), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Board (“ARB”) No. 51”, (codified under ASC 810 “Consolidation”), provides a framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both.

The Company has consolidated the assets and liabilities of STA Timber LLC (“STA Timber”) in accordance with FIN 46(R), Consolidation. Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. The Company has also consolidated the assets and liabilities of the buyer- sponsored special purpose entry (the “Buyer SPE”) involved in these transactions as the result of FIN 46(R). However, because the Buyer SPE is a separate and distinct legal entry from Greif, Inc. and its other subsidiaries, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN 47, “Accounting for Conditional Asset Retirement Obligations” (codified under ASC 410 “Asset Retirement and Environmental Obligations”). A liability and an asset are recorded equal to the present value of the estimated costs associated with the retirement of long-lived assets where a legal or contractual obligation exists and the liability can be reasonably estimated. The liability is accreted over time and the asset is depreciated over the remaining life of the related asset. Upon settlement of the liability, the Company will recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated.

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

Self-Insurance

The Company is self-insured with respect to certain of its medical and dental claims and certain of its workers’ compensation claims. The Company has recorded an estimated liability for self-insured medical and dental claims incurred but not reported and workers’ compensation claims and claims incurred but not reported of $4.0 million and $21.5 million, respectively, at October 31, 2009 and $4.1 million and $20.6 million, respectively, at October 31, 2008.

Income Taxes

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes” (codified under ASC 740 “Income Taxes”). In accordance with this Statement, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

The Company’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.

In the first quarter of fiscal 2008, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” (codified under ASC 740 “Income Taxes”) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (codified under ASC 740 “Income Taxes”). This standard provides that a tax benefit from uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate as well as related interest and penalties.

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

Restructuring Charges

We account for all exit or disposal activities in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified under ASC 420 “Exit or Disposal Cost Obligations”). Under SFAS No. 146, a liability is measured at its fair value and recognized as incurred. Additional disclosure related to our restructuring charges is provided in Note 5.

Stock-Based Compensation Expense

On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (codified under ASC 718 “Compensation—Stock Compensation.”) This standard requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting this guidance, the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006.

SFAS No. 123(R) guidance requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. Share-based compensation expense recognized in the Company’s consolidated statements of income for 2007 includes compensation expense for share-based awards granted prior to, but not yet vested as of November 1, 2005, based on the grant date fair value estimated in accordance with the guidance of the standard. No options were granted in 2009, 2008, and 2007. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the guidance of the standard. There was no share-based compensation expense recognized under the standard for 2009 and 2008 and $0.1 million was recognized for 2007.

The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Equity Earnings and Minority Interests

Equity earnings represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) for 2009, 2008, and 2007 were ($0.4) million, $1.6 million and $0.3 million, respectively. Dividends received from our equity method subsidiaries were $0.5 million, $0.1 million, and $0.2 million for the years ending October 31, 2009, 2008, and 2007, respectively.

The Company records minority interest expense which reflects the portion of the earnings of majority-owned operations which are applicable to the minority interest partners. The Company has majority holdings in various companies, and the minority interests of other persons in the respective net income of these companies were recorded as an expense. Minority interest expense for 2009, 2008, and 2007 was $3.2 million, $5.6 million, and $1.7 million, respectively.

Earnings per Share

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share as prescribed in SFAS No. 128, “Earnings Per Share” (codified under ASC 260 “Earnings Per Share”). In accordance with the Statement, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share (1) :

For the years ended October 31,	2009	2008	2007

Class A Common Stock:
Basic earnings per share	24,328,724	23,932,045	23,594,814
Assumed conversion of stock options	311,259	446,560	577,872

Diluted earnings per share	24,639,983	24,378,605	24,172,686

Class B Common Stock:
Basic and diluted earnings per share	22,475,707	22,797,825	22,994,494

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of the Company’s shares of Class A and Class B Common Stock distributed on April 11, 2007.

There were no Class A options that were antidilutive for 2009, 2008 and 2007.

The Company calculates Class A EPS as follows: (i) multiply 40% times the average Class A shares outstanding, then divide that amount by the product of 40% of the average Class A shares outstanding plus 60% of the average Class B shares outstanding to get a percentage, (ii) undistributed net income divided by the average Class A shares outstanding, (iii) multiply item (i) by item (ii), (iv) add item (iii) to the Class A cash dividend. Diluted shares are factored into the Class A calculation.

The Company calculates Class B EPS as follows: (i) multiply 60% times the average Class B shares outstanding, then divide that amount by the product of 40% of the average Class A shares outstanding plus 60% of the average Class B shares outstanding to get a percentage, (ii) undistributed net income divided by the average Class B shares outstanding, (iii) multiply item (i) by item (ii), (iv) add item (iii) to the Class B cash dividend. Class B diluted EPS is identical to Class B basic EPS.

(In millions except for per share data)	2009	2008	2007

Numerator
Numerator for basic and diluted EPS -
Net Income	$132.4	$234.4	$156.4
Cash dividends	88.0	76.5	53.3

Undistributed net income	$44.4	$157.9	$103.1
Denominator
Denominator for basic EPS -
Class A Common Stock	24.3	23.9	23.6
Class B Common Stock	22.5	22.8	23.0
Denominator for diluted EPS -
Class A Common Slock	24.6	24.4	24.2
Class B Common Stock	22.5	22.8	23.0
EPS Basic
Class A Common Stock	$2.29	S 4.04	$2.69
Class B Common Stock	$3.42	$6.04	$4.04
EPS Diluted
Class A Common Stock	$2.28	$3.99	$2.65
Class B Common Stock	$3.42	$6.04	$4.04

Restricted Stock

Under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, the Company granted 243,107 and 16,568 shares of restricted stock with a weighted average grant date fair value of $32.03 and $28.96, respectively, in 2009. The Company granted 35,938 and 7,664 shares of restricted stock with a weighted average grant date fair value of $62.38 and $62.58, under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, respectively, in 2008. All restricted stock awards are fully vested upon being awarded.

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (codified under ASC 605 “Revenue Recognition”).

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of surplus and higher and better use (“HBU”) property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until sold.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Other Expense, Net

Other expense, net primarily represents Non-United States trade receivables program fees, currency translation and remeasurement gains and losses and other infrequent non-operating items.

Currency Translation

In accordance with SFAS No. 52, “Foreign Currency Translation” (codified under ASC 830 “Foreign Currency Matters”), the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The amounts included in other income (expense) related to transaction gain and losses, net of tax were $(0.7) million $(1.3) million, and $(2.8) million in 2009, 2008 and 2007, respectively.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified under ASC 815 “Derivatives and Hedging”), the Company records all derivatives in the consolidated balance sheets as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

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

Interest rate swap agreements that hedge against variability in interest rates effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The Company uses the “variable cash flow method” for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness has not been material during any of the years presented herein.

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

The Company uses derivative instruments to hedge a portion of its natural gas. These derivatives are designated as cash flow hedges. The effective portion of the net gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings.

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

Subsequent Events

The Company adopted SFAS No. 165, “Subsequent Events” (codified under ASC 855 “Subsequent Events”) in 2009. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 had no impact to the Company 2009 financial statements. The Company evaluated all events or transactions that occurred after October 31, 2009 up through December 23, 2009, the date the Company issued these financial statements.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), (codified under ASC 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) will apply to any acquisition entered into on or after November 1, 2009, but will have no effect on the Company’s consolidated financial statements for the fiscal year ending October 31, 2009 incorporated herein. Refer to Note 17 for the financial impact on adoption of SFAS No. 141(R) as of November 1, 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (codified under ASC 820 “Fair Value Measurements and Disclosures”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within GAAP and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities. The Company adopted SFAS No. 157 on February 1, 2008, as required. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition and results of operations. Refer to Note 8 for the fair value hierarchy provisions of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (codified under ASC 825 “Financial Instruments”). SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. SFAS No. 159 was effective for the Company on November 1, 2008. Since the Company has not utilized the fair value option for any allowable items, the adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. SFAS No. 160 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009. The Company is in the process of evaluating the impact that the adoption of SFAS No. 160 may have on its consolidated financial statements. However, the Company does not anticipate a material impact on its financial condition, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation—Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required by FSP FAS 132(R)-1 will be effective for the Company’s financial statements for the fiscal year beginning November 1, 2009. The Company is in the process of evaluating the impact that the adoption of FAS 132(R)-1 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified) The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS 166 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet codified). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on its financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes two levels of GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification” or ASC) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted the codification standards which do not have a financial impact other than references to authoritative literature incorporated herein.

NOTE 2—	ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

During 2009, the Company completed acquisitions of five industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of two North American industrial packaging companies in February 2009, the acquisition of a North American industrial packaging company in June 2009, the acquisition of an industrial packaging company in Asia in July 2009, the acquisition of a South American industrial packaging company in October 2009, and the acquisition of a 75% interest in a North American paper packaging company in October 2009. These industrial packaging and paper packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $30.1 million (including $8.4 million of accounts receivable and $4.4 million of inventory) and liabilities assumed were $20.7 million. Identifiable intangible assets, with a combined fair value of $31.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $49.9 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141 “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.

As of the completion date of the acquisitions made during 2009, the Company began to formulate various restructuring plans at certain of the acquired businesses discussed above. The Company’s restructuring plans for certain of these newly acquired businesses preliminarily include plans to consolidate locations.

During 2009, the Company sold specific Industrial Packaging segment assets and facilities in North America. The net gain from these sales was $17.2 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income.

During 2008, the Company completed acquisitions of four industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.3 million. These five acquisitions consisted of a joint venture in the Middle East in November 2007, acquisition of a 70% interest in a South American company in November 2007, the acquisition of a North American company in December 2007, the acquisition of a company in Asia in May 2008, and the acquisition of a North American paper packaging company in July 2008. These industrial packaging and paper packaging acquisitions complemented the Company’s existing product lines that together provided growth opportunities and scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $73.6 million (including $12.2 million of accounts receivable and $7.4 million of inventory) and liabilities assumed were $43.2 million. Identifiable intangible assets, with a combined fair value of $19.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $40.4 million was recorded as goodwill. The Company is finalizing the allocation of income tax adjustments. The Company is required to make a contingent payment in 2010 based on a fixed percentage of earnings before interest, taxes, depreciation and amortization for one acquisition. This payment is currently being negotiated and is not expected to be material. Furthermore, in December 2010, the Company is required to pay $5.0 million to purchase the land and building that is currently being leased from the seller of one North American industrial packaging acquisition.

During 2008, the Company implemented various restructuring plans at certain of the 2008 acquired businesses discussed above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” and primarily have included reductions in staffing levels, other exit costs associated with the consolidation of certain management or sales and marketing personnel, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisitions, the Company established reserves, primarily for severance and excess facilities, in the amount of $4.9 million, of which $2.8 million remained in the restructuring reserve at October 31, 2009. These accruals have been recorded as liabilities to the opening balance sheets (increases to goodwill) pursuant to the provisions of the guidance. These charges primarily reflect severance, other exit costs associated with the consolidation of certain sales and marketing personnel, and the reduction of excess capacity.

During 2008, the Company sold a business unit in Australia, a 51% interest in a Zimbabwean operation, three North American paper packaging operations and a North American industrial packaging operation. The net gain from these divestitures was $31.6 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income. Included in the gain calculation for the disposal in Australia was the reclass to net income of a gain of $37.4 million of accumulated foreign currency translation adjustments.

Had the transactions occurred on November 1, 2006, results of operations would not have differed materially from reported results.

NOTE 3—	SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables oriented by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €115 million ($170.2 million) at October 31, 2009.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($10.7 million) at October 31, 2009.

In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.

In May 2009, an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (“the Malaysian Agreements”) with Malaysian Banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.4 million at October 31, 2009).

The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75% to 90% of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the

Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (codified under ASC 860 “Transfers and Servicing”), and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates. At October 31, 2009 and October 31, 2008, €77.0 million ($114.0 million) and €106.0 million ($137.8 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At October 31, 2009 and October 31, 2008, 5.6 million Singapore Dollars ($4.0 million) and 7.8 million Singapore Dollars ($5.3 million), respectively, of accounts receivable were sold under the Singapore RPA. At October 31, 2009 and October 31, 2008, 13.3 million Brazilian Reais ($7.6 million) and 9.5 million Brazilian Reais ($4.5 million), respectively, of accounts receivable were sold under the Brazil Agreements. At October 31, 2009, 6.3 million Malaysian Ringgits ($1.8 million) of accounts receivable were sold under the Malaysian Agreements.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income.

Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €3.7 million ($5.5 million), €5.9 million ($7.9 million), and €3.7 million ($5.0 million) for the year ended October 31, 2009, 2008, and 2007, respectively.

Expenses associated with the Singapore RPA totaled 0.3 million Singapore Dollars ($0.2 million) for the year ended October 31, 2009 and were insignificant for the years ended October 31, 2008 and 2007.

Expenses associated with the Brazil Agreements totaled 1.3 million Brazilian Reais ($0.8 million) for the year ended October 31, 2009 and were insignificant for the year ended October 31, 2008. There were no expenses for the year ended October 31, 2007 as the Brazil Agreement did not commence until October 2008.

Expenses associated with the Malaysian Agreements totaled 0.2 million Malaysian Ringgits ($0.1 million) for the year ended October 31, 2009. There were no expenses for the years ended October 31, 2008 and 2007 as the Malaysian Agreement did not commence until May 2009.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA, the Brazil Agreements, and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4—	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company annually reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142. The Company’s business segments have been identified as reporting units, of which two contain goodwill that is assessed for impairment. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has concluded that no impairment exists at this time.

Changes to the carrying amount of goodwill for the years ended October 31, 2009 and 2008 are as follows (Dollars in thousands):

	Industrial	Paper,
	Packaging &	Packaging &
	Services	Services	Total

Balance at October 31, 2007	$468,132	$25,120	$493,252
Goodwill acquired	39,663	7,970	47,633
Goodwill adjustments	(2,237)	(170)	(2,407)
Goodwill disposals	(8,255)	(259)	(8,514)
Currency translation	(16,991)	—	(16,991)

Balance at October 31, 2008	$480,312	$32,661	$512,973
Goodwill acquired	20,658	29,250	49,908
Goodwill adjustments	10,634	(511)	10,123
Currency translation	19,113	—	19,113

Balance at October 31, 2009	$530,717	$61,400	$592,117

The 2009 goodwill acquired of $49.9 million is preliminary since the Company has not finalized the purchase price allocation as of October 31, 2009, as defined under SFAS No. 141. Of the goodwill included in 2009, $20.7 million of goodwill relates to the acquisition of industrial packaging companies in North America, South America, and Asia, and $29.2 million relates to an acquisition of a 75% interest in a paper packaging company in North America. The goodwill adjustments represent a net increase in goodwill of $10.1 million primarily related to finalization of the purchase price allocations of prior year acquisitions.

The 2008 goodwill acquired of $47.6 million related to the acquisition of industrial packaging companies in North and South America, the Middle East and Southeast Asia, and $8.0 million related to an acquisition of a paper packaging company in North America. The goodwill disposals of $8.5 million primarily represented the divestiture of the Australian drum operations and the sale of plants in North America. The goodwill adjustments represented a net decrease in goodwill of $2.4 million primarily related to finalization of the purchase price allocations of prior year acquisitions.

All intangible assets for the periods presented, excluding the goodwill items discussed above and except for $12.5 million, related to the Tri-Sure Trademark, Blagden Express Tradename, Closed-loop Tradename, and Box Board Tradename, are subject to amortization and are being amortized using the straight-line method over periods that range from 5 to 20 years. The details of other intangible assets by class as of October 31, 2009 and October 31, 2008 are as follows (Dollars in thousands):

	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets

October 31, 2009:
Trademarks and patents	$35,081	$15,457	$19,624
Non-compete agreements	18,842	6,143	12,699
Customer relationships	110,298	17,190	93,108
Other	11,018	5,079	5,939

Total	$175,239	$43,869	$131,370

October 31, 2008:
Trademarks and patents	$29,996	$13,066	$16,930
Non-compete agreements	16,514	3,470	13,044
Customer relationships	80,017	10,741	69,276
Other	9,624	4,450	5,174

Total	$136,151	$31,727	$104,424

During 2009, other intangible assets, net of accumulated amortization, increased by $26.9 million. Gross intangibles increased by $31.5 million due to acquisitions of Industrial Packaging companies in North America, South America and Asia as well as a 75% interest in a Paper Packaging company in North America. Currency translation increased the other intangible assets by $6.3 million. The range of amortization period of the intangibles acquired in 2009 is 5 to 15 years and the weighted average amortization period of the intangibles acquired in 2009 is 13.8 years. Amortization expense was $11.0 million, $9.2 million and $8.3 million for 2009, 2008 and 2007, respectively. Amortization expense for the next five years is expected to be $15.8 million in 2010, $14.9 million in 2011, $14.1 million in 2012, $10.9 million in 2013 and $9.1 million in 2014.

NOTE 5—	RESTRUCTURING CHARGES

The focus for restructuring activities in 2009 was on business realignment to address the adverse impact resulting from the sharp decline in business throughout the economy and further implementation of the Greif Business System and specific contingency actions. During 2009, the Company recorded restructuring charges of $66.6 million, consisting of $28.4 million in employee separation costs, $19.6 million in asset impairments, $0.3 million in professional fees, and $18.3 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. In addition, the Company recorded $10.8 million in restructuring-related inventory charges in costs of products sold. Nineteen company-owned plants in the Industrial Packaging segment were closed. There were a total of 1,294 employees severed throughout 2009 as part of our restructuring efforts. Within our Paper Packaging segment, we recorded a reversal of severance expense in the amount of $2.1 million related to the actual costs coming in lower than estimates due to projected severed employees being employed by the acquirer of the closed plants.

For each relevant business segment, costs incurred in 2009 are as follows (Dollars in thousands):

			Amounts
	Amounts	Amounts	Remaining
	Expected to be	Incurred in	to be
	Incurred	2009	incurred

Industrial Packaging:
Employee separation costs	$41,268	$29,113	$12,155
Asset impairments	19,558	19,558	—
Professional fees	1,504	334	1,170
Inventory adjustments	10,772	10,772	—
Other restructuring costs	28,570	16,737	11,833

	101,672	76,514	25,158
Paper Packaging:
Employee separation costs	1,943	(868)	2,811
Asset impairments	38	38	—
Other restructuring costs	1,696	1,515	181

	3,677	685	2,992
Timber:
Employee separation costs	163	163	—

	$105,512	$77,362	$28,150

The total amounts expected to be incurred above, some of which have been accrued, are from open restructuring plans which are anticipated to be realized in 2010. Following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2009 and 2008 (Dollars in thousands):

	Cash Charges
	Employee		Non-cash Charges
	Separation		Asset	Inventory
	Costs	Other costs	Impairments	Write-Down	Total

Balance at October 31, 2007	$12,296	$3,480	$—	$—	$15,776
Costs incurred and charged to expense	20,550	10,277	12,375	—	43,202
Reserves established in the purchase price of business combinations	1,111	147	—	—	1,258
Costs paid or otherwise settled	(19,544)	(13,170)	(12,375)	—	(45,089)

Balance at October 31, 2008	$14,413	$734	$—	$—	$15,147

Costs incurred and charged to expense, net*	28,408	18,586	19,596	10,772	77,362
Reserves established in the purchase price of business combinations	971	2,971	3,771	—	7,713
Costs paid or otherwise settled	(34,553)	(16,215)	(23,367)	(10,772)	(84,907)

Balance at October 31, 2009	$9,239	$6,076	$—	$—	$15,315

*	Includes reversal of severance expense of $2.1 million related to the actual costs coming in lower than estimates due to projected severed employees being employed by the acquirer of closed plants

The focus for restructuring activities in 2008 was on the integration of recent acquisitions in the Industrial Packaging segment and on alignment to market focused strategy and on the integration of a recent acquisition and closing of two paper packaging facilities in the Paper Packaging segment. During 2008, the Company recorded restructuring charges of $43.2 million, consisting of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees, and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six company-owned plants in the Industrial Packaging segment and four company-owned plants in the Paper Packaging segment were closed. The total employees severed during 2008 were 630.

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

NOTE 6—SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

On May 31, 2005, STA Timber issued in a private placement its 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness.

In addition, Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

The Company has also consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of FIN 46(R). However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

Assets of the Buyer SPE at October 31, 2009 and 2008 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2009 and 2008. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated income statements for the years ended October 31, 2009, 2008 and 2007 includes interest expense on STA Timber debt of $2.3 million per year and interest income on Buyer SPE investments of $2.4 million per year.

NOTE 7—	LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31,	October 31,
	2009	2008

$700 Million Credit Agreement	$192,494	$—
$450 Million Credit Agreement	—	247,597
Senior Notes due 2017	300,000	300,000
Senior Notes due 2019	241,729	—
Trade accounts receivable credit facility	—	120,000
Other long-term debt	4,385	5,574

	738,608	673,171

Less current portion	(17,500)	—

Other long-term debt	$721,108	$673,171

$700 Million Credit Agreement

On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5.0 million each quarter-end for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the previous $450 million credit agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On February 19, 2009, $325.3 million borrowed under the revolving credit facility and term loan was used to prepay the obligations outstanding under the $450 million Credit Agreement and certain costs and expenses incurred in connection with the Credit Agreement. As of October 31, 2009, $192.5 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement is $17.5 million and the long-term portion is $175.0 million. The weighted average interest rate on the Credit Agreement was 3.19% since February 19, 2009. The interest rate was 3.50% at October 31, 2009.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At October 31, 2009, the Company was in compliance with these covenants.

$450 Million Credit Agreement

On February 19, 2009, the Company and certain of its international subsidiaries terminated a $450 million credit agreement described in previous filings. As a result of this transaction, a $0.8 million debt extinguishment charge, which includes the write-off of unamortized capitalized debt issuance costs, was recorded.

Senior Notes Due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of these Senior Notes due 2017 was $291.8 million at October 31, 2009 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At October 31, 2009, the Company was in compliance with these covenants.

Senior Notes Due 2019

On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the Company’s revolving multicurrency credit facility, without any permanent reduction of the commitments.

The fair value of these Senior Notes due 2019 was $256.3 million at October 31, 2009 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At October 31, 2009, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 6, 2010, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate. In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility were used to pay the obligations under the previous trade accounts receivable credit facility (the “Prior Facility”), which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At October 31, 2009, there were no outstanding amounts under the Receivables Facility, and there was $120 million outstanding with the Prior Facility at October 31, 2008, respectively. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed chargecoverage ratio. At October 31, 2009, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes, at October 31, 2009, we had outstanding other debt of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings, compared to other debt outstanding of $49.9 million, comprised of $5.6 million on long-term debt and $44.3 million in short-term borrowings, at October 31, 2008.

At October 31, 2009, the current portion of the Company’s long-term debt was $17.5 million. Annual maturities of our long-term debt under the Company various financing arrangements were $24.4 million in 2011, $155.0 million in 2012, and $541.7 million thereafter.

At October 31, 2009 and October 31, 2008, the Company had deferred financing fees and debt issuance costs of $14.9 million and $4.6 million, respectively, which are included in other long-term assets.

NOTE 8—	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2009 and 2008 approximate their fair values because of the short-term nature of these items.

The estimated fair values of the Company’s long-term debt were $744.9 million and $619.2 million compared to the carrying amounts of $738.6 million and $673.2 million at October 31, 2009 and 2008, respectively. The current portion of the long term debt is $17.5 million. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. Under SFAS No. 133 (codified under ASC 815 “Derivatives and Hedging”), all derivatives are to be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

SFAS No. 157 (codified under ASC 820—“Fair Value Measurements and Disclosures”) established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. As of October 31, 2009, the Company held certain derivative asset and liability positions that lack level 1 inputs and are thus required to be measured at fair value on a Level 2 basis. The majority of the Company’s derivative instruments related to receive floating-rate, pay fixed-rate interest rate swaps and receive fixed-rate, pay fixed-rate cross-currency interest rate swaps. The fair values of these derivatives have been measured in accordance with Level 2 inputs in the fair value hierarchy, and as of October 31, 2009, are as follows (Dollars in thousands):

		Fair Value	Balance Sheet
	Notional Amount	Adjustment	Location
	October 31,	October 31,	October 31,
	2009	2009	2009

Cross-currency interest rate swaps	$200,000	$(14,635)	Other long-term liabilities
Interest rate derivatives	175,000	(2,283)	Other long-term liabilities
Energy and other derivatives	74,536	(727)	Other current liabilities

Total	$449,536	$(17,645)

The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75% on $300.0 million and pays interest at a fixed rate of 6.25% on €219.9 million. Upon maturity of these swaps on August 1, 2009, August 1, 2010, and August 1, 2012, the Company paid or will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive loss on these agreements was $14.6 million and a gain of $24.5 million at October 31, 2009 and October 31, 2008, respectively. On August 1, 2009, the Company paid €73.3 million ($103.6 million) to the counterparties and received $100.0 million from the counterparties.

The Company has interest rate swap agreements with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly or quarterly from the counterparties equal to LIBOR and pays interest at a fixed rate (2.71% at October 31, 2009) over the life of the contracts.

At October 31, 2009, the Company had outstanding foreign currency forward contracts in the notional amount of $70.5 million ($174.0 million at October 31, 2008). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at October 31, 2009 resulted in a loss of $0.1 million recorded in the consolidated statements of income. The fair value of similar contracts at October 31, 2008 resulted in a loss of $1.5 million recorded in other comprehensive income and a loss of an insignificant amount in the consolidated statements of income.

The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. The fair value of the energy hedges was in an unfavorable position of $0.6 million ($0.4 million net of tax) at October 31, 2009, compared to an unfavorable position of $5.2 million ($3.4 million net of tax) at October 31, 2008. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of income for the quarter ended October 31, 2009.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next twelve months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $8.4 million after tax at the time the underlying hedge transactions are realized.

NOTE 9—	CAPITAL STOCK

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

The following table summarizes the Company’s capital stock, without par value (shares of Class A and Class B Common Stock), and treasury shares at the specified dates:

			Outstanding	Treasury
Common Stock	Authorized Shares	Issued Shares	Shares	Shares

October 31, 2009
Class A	128,000,000	42,281,920	24,474,773	17,807,147
Class B	69,120,000	34,560,000	22,462,266	12,097,734
October 31, 2008
Class A	128,000,000	42,281,920	24,081,998	18,199,922
Class B	69,120,000	34,560,000	22,562,266	11,997,734

NOTE 10—	STOCK BASED COMPENSATION

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

No stock options were granted during 2009, 2008 or 2007.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2009		2008		2007

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	785	$16.01	1,072	$15.75	1,633	$15.62
Granted	—	—	—	—	—	—
Forfeited	1	13.10	2	11.50	2	12.71
Exercised	141	16.50	285	15.03	559	15.38

Ending balance	643	$15.91	785	$16.01	1,072	$15.75

The Company’s results of operations for the fiscal years ended October 31, 2009 and October 31, 2008 include no share based compensation expense for stock options. The Company’s results of operations for the fiscal year ended October 31, 2007 include $0.1 million of share based compensation expense for stock options (net of an insignificant tax effect).

As of October 31, 2009, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

		Weighted-
		Average
		Remaining
	Number	Contractual
Range of Exercise Prices	Outstanding	Life

$5-$15	370	3
$15-$25	261	3
$25-$35	12	5

All outstanding options were exercisable at October 31, 2009, 2008 and 2007, respectively.

NOTE 11—	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various foreign jurisdictions.

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2009	2008	2007

Current
Federal	$24,005	$34,369	$24,422
State and local	1,268	3,589	3,877
International	11,955	31,167	33,739

	37,228	69,125	62,038
Deferred
Federal	2,969	(1,180)	(9,874)
State and local	3,976	(269)	(1,480)
International	(6,467)	5,934	2,860

	478	4,485	(8,494)

	$37,706	$73,610	$53,544

International income before income tax expense was $63.3 million, $213.7 million and $156.4 million in 2009, 2008, and 2007, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2009	2008	2007

United States federal tax rate	35.0%	35.0%	35.0%
International tax rates	(9.6)%	(8.6)%	(8.6)%
State and local taxes, net of federal tax benefit	2.2%	1.1%	0.9%
United States tax credits	(3.5)%	(0.9)%	0.0%
Other non-recurring items	(2.4)%	(3.0)%	(2.0)%

	21.7%	23.6%	25.3%

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2009	2008

Deferred Tax Assets
Net operating loss carryforwards	$150,234	$123,112
Minimum pension liabilities	45,360	19,926
Insurance operations	12,898	11,815
Incentives	11,345	10,637
Environmental reserves	9,322	10,666
State income tax	9,266	8,903
Postretirement	7,227	6,956
Other	6,928	4,149
Derivatives instruments	6,132	3,285
Interest	3,190	2,342
Allowance for doubtful accounts	3,093	2,532
Restructuring reserves	2,975	3,156
Deferred compensation	2,367	1,720
Foreign tax credits	1,806	1,936
Vacation accruals	1,345	1,721
Stock options	1,341	3,939
Severance	614	3,128
Workers compensation accruals	608	113
Inventories	—	3,535

Total Deferred Tax Assets	276,051	223,571
Valuation allowance	(94,408)	(85,633)

Net Deferred Tax Assets	181,643	137,938

Deferred Tax Liabilities
Properties, plants and equipment	101,655	107,722
Goodwill and other intangible assets	79,410	53,853
Inventories	4,299	—
Timberland transactions	95,497	91,430
Pension	12,039	13,293

Total Deferred Tax Liabilities	(292,900)	(266,298)

Net Deferred Tax Asset (Liability)	$(111,257)	$(128,360)

At October 31, 2009, the Company had tax benefits from international net operating loss carryforwards of approximately $148.0 million and approximately $2.2 million of state net operating loss carryfowards. A majority of the international net operating losses will begin expiring in 2011. At October 31, 2009, valuation allowances of approximately $91.4 million have been provided against the tax benefits from international net operating loss carryforwards.

At October 31, 2009, the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

On November 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes,” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions (codified under ASC 740 “Income Taxes”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The recognition and measurement guidelines of FIN 48 was applied to all of the Company’s material income tax positions as of the beginning of fiscal year 2008, resulting in an increase in the Company’s tax liabilities of $7.0 million with a corresponding decrease to beginning retained earnings for the cumulative effect of the change in accounting principle.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance at November 1	$51,715	$60,476
Increases in tax provisions for prior years	3,335	2,295
Decreases in tax provisions for prior years	(2,992)	(928)
Increases in tax positions for current years	2,951	378
Settlement with taxing authorities	—	(186)
Lapse in statute of limitations	(6,016)	(3,872)
Currency translation	(3,534)	(6,448)

Balance at October 31	$45,459	$51,715

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2009 and October 31, 2008, the Company had $10.5 million and $11.9 million, respectively, accrued for the payment of interest and penalties. For the year ended October 31, 2009, the Company recognized a benefit of $3.7 million related to interest and penalties in the consolidated statement of income, which was recorded as a reduction of income tax expense. For the year ended October 31, 2008, the Company recognized $1.3 million of interest and penalties in the consolidated statement of income, which was recorded as part of income tax expense.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2010 based on lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $2.2 million to $2.4 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $58.9 million, $57.3 million, and $43.2 million in 2009, 2008, and 2007, respectively.

NOTE 12—	RETIREMENT PLANS

In September 2006, the guidance was updated within SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified under ASC 715 “Compensation—Retirement Benefits”). Under SFAS No. 158, employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost. The Company adopted the recognition and related disclosure provisions of this standard, prospectively, on October 31, 2007. Under SFAS No. 158, companies must change the plan measurement date to the end of the employer’s fiscal year.

During 2009, the Company changed its measurement date from August 31 to October 31 for all of the Company’s defined benefit plans. This was done using the re-measurement method. In accordance with the measurement date transition provisions of this standard, the Company has re-measured benefit obligations and plan assets as of the beginning of the fiscal year using economic assumptions updated as of October 31, 2008.

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company’s Australian defined benefit pension plan was settled in

2008 (which resulted in a settlement loss of $3.4 million). The Company uses a measurement date of October 31 for fair value purposes and for the calculation of shares outstanding related to its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2009 and 2008.

The components of net periodic pension cost include the following (Dollars in thousands):

For the years ended October 31,	2009	2008	2007

Service cost	$10,224	$11,932	$14,497
Interest cost	31,440	28,410	29,149
Expected return on plan assets	(35,875)	(33,460)	(32,941)
Amortization of prior service cost	1,005	811	1,211
Amortization of initial net asset	29	19	(618)
Recognized net actuarial (gain) loss	(1,209)	3,822	5,688
Curtailment, settlement and other	497	3,512	652

	$6,111	$15,046	$17,638

The significant weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

	2009	2008	2007

Discount rate	5.72%	6.66%	5.88%
Expected return on plan assets(1)	7.69%	7.56%	7.32%
Rate of compensation increase	3.25%	3.91%	3.71%

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	October 31,	August 31,
	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$470,763	$546,060
Benefit obligation adjustments due to measurement date change and other	6,583	(2,039)
Service cost	10,224	11,932
Interest cost	31,440	28,410
Plan participant contributions	604	618
Amendments	—	1,384
Actuarial (gain) loss	36,085	(34,326)
Foreign currency effect	17,075	(46,822)
Benefits paid	(30,983)	(24,952)
Curtailment/settlement gain	—	(9,502)

Benefit obligation at end of year	$541,791	$470,763

Change in plan assets:
Fair value of plan assets at beginning of year	$458,622	$528,529
Other adjustments	—	(1,580)
Settlement gain	—	(11,004)
Actual return on plan assets	(163)	(3,695)
Expenses paid	(856)	(700)
Plan participant contributions	604	618
Foreign currency effects	14,377	(52,331)
Employer contributions	20,445	22,291
Benefits paid	(29,180)	(23,506)

Fair value of plan assets at end of year	$463,849	$458,622

	October 31,	August 31,
	2009	2008

Funded status	$(77,942)	$(12,141)
Unrecognized net actuarial loss	130,065	48,067
Unrecognized prior service cost	5,169	6,345
Unrecognized initial net obligation	581	404
Additional contributions (September 1 to October 31)	—	4,538

Net amount recognized	$57,873	$47,213

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$41,953	$40,621
Accrued benefit liability	(120,586)	(48,224)
Accumulated other comprehensive loss	136,506	54,816

Net amount recognized	$57,873	$47,213

Aggregated accumulated benefit obligations for all plans were $510.2 million and $440.1 million at October 31, 2009 and 2008, respectively. The $541.8 million projected benefit obligation consists of $284.7 million related to the United States pension and $257.1 million related to the non-United States pensions. The $463.8 million fair value of pension assets consists of $194.5 million related to the United States pension and $269.3 related to the non-United States pensions. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $323.3 million, $304.2 million and $202.7 million, respectively, as of October 31, 2009. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the international pension plans were $125.2 million, $119.6 million and $87.7 million, respectively, as of October 31, 2008.

Pension plan contributions totaled $15.9 million, $18.7 million, and $27.4 million during 2009, 2008 and 2007, respectively. Contributions during 2010 are expected to be approximately $17.1 million.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2009 Actual	Target

Equity securities	60%	33%
Debt securities	32%	64%
Other	8%	3%

Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Expected
Benefit
Year	Payments

2010	$27,554
2011	$29,332
2012	$31,429
2013	$33,210
2014	$33,300
2015-2019	$184,876

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $1.7 million in 2009, $3.3 million in 2008 and $2.2 million in 2007. For 2009 and in response to the current economic slowdown, contributions by the Company for employees accruing benefits in the 401(k) plans were suspended except for those participants not eligible to participate in the defined benefit pension plan or where contractually prohibited. New employees will continue to receive the Company contribution. For 2010, the Company will reinstitute an employer match program.

NOTE 13—	POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Under the SFAS No. 158 (codified under ASC 715 “Compensation—Retirement Benefits”), companies must change the plan measurement date to the end of the employer’s fiscal year. During fiscal year 2009, the Company changed its measurement date from August 31 to October 31 for all of the Company’s defined benefit plans. This was done using the re-measurement method. In accordance with the measurement date transition provisions of this standard, the Company has re-measured benefit obligations and plan assets as of the beginning of the fiscal year using economic assumptions updated as of October 31, 2008.

The Company has certain postretirement health and life insurance benefit plans in the United States and South Africa. The Company uses a measurement date of October 31 for its postretirement benefit plans.

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2009	2008	2007

Service cost	$21	$23	$46
Interest cost	1,896	1,880	2,141
Amortization of prior service cost	(1,308)	(1,234)	(1,336)
Recognized net actuarial loss (gain)	(195)	(5)	228

	$414	$664	$1,079

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	October 31,	August 31,
	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$24,762	$31,967
Benefit obligation adjustment due to measurement date change and other	288	—
Service cost	21	23
Interest cost	1,896	1,880
Plan participants’ contributions	214	—
Actuarial loss	279	(5,069)
Foreign currency effect	884	(1,300)
Benefits paid	(2,948)	(2,739)

Benefit obligation at end of year	$25,396	$24,762

Funded status	$(25,405)	$(24,762)
Unrecognized net actuarial loss	(2,178)	(2,428)
Unrecognized prior service credit	(12,443)	(13,200)

Net amount recognized	$(40,026)	$(40,390)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plan were $4.2 million and $0, respectively, as of October 31, 2009 compared to $2.9 million and $0, respectively, as of October 31, 2008.

The measurements assume a discount rate of 5.75% in the United States and 10.0% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical

Current trend rate	8.6%
Ultimate trend rate	5.2%
Year ultimate trend rate reached	2017

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$115	$(100)
Effect on postretirement benefit obligation	$1,276	$(1,111)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five fiscal years thereafter, are as follows (Dollars in thousands):

Expected
Benefit
Year	Payments

2010	$3,405
2011	$2,562
2012	$2,466
2013	$2,403
2014	$2,323
2015-2019	$10,344

NOTE 14—	CONTINGENT LIABILITIES

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

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (codified under ASC 450 “Contingencies”). In accordance with the provisions of this standard, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results from operations.

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

At October 31, 2009 and 2008, the Company had recorded liabilities of $33.4 million and $37.2 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At October 31, 2009 and 2008, the Company had recorded an environmental liability reserves of $17.9 million and $21.5 million, respectively, for its blending facility in Chicago, Illinois; $10.9 million and $9.3 million, respectively, for various European drum facilities acquired in November 2006; and $3.4 million and $3.3 million, respectively, related to our facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.

The Company had no recorded legal liabilities at October 31, 2009, and $3.1 million at October 31, 2008. The prior period liability represents asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually material. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50.0 million aggregate self-insured retention. Liability for this first $50.0 million of unidentified environmental contingencies is shared 70% by the seller and 30% by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10.0 million, and thereafter the liability is shared 70% by the Company and 30% by the seller.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2009. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

NOTE 15—	BUSINESS SEGMENT INFORMATION

The Company operates in three business segments: Industrial Packaging, Paper Packaging and Land Management.

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 256,700 acres of timber properties in the southeastern United States. The Company also owns approximately 25,050 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.

The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies.”

The following segment information is presented for each of the three years in the period ended October 31, 2009, except as to information relating to assets which is at October 31, 2009 and 2008 (Dollars in thousands):

	2009	2008	2007

Net sales:
Industrial Packaging	$2,266,890	$3,074,834	$2,662,949
Paper Packaging	504,687	696,902	653,734
Land Management	20,640	18,795	14,914

Total net sales	$2,792,217	$3,790,531	$3,331,597

Operating profit:
Operating profit before restructuring charges and timberland disposals, net:
Industrial Packaging	$231,724	$315,157	$229,361
Paper Packaging	58,731	77,420	67,725
Land Management	22,237	20,571	14,373

Total operating profit before restructuring charges and timberland disposals, net	312,692	413,148	311,459
Restructuring charges:
Industrial Packaging	65,743	33,971	16,010
Paper Packaging	685	9,155	5,219
Land Management	163	76	—

Total restructuring charges	66,591	43,202	21,229

Restructuring-related inventory charges:
Industrial Packaging	10,772	—	—
Paper Packaging	—	—	—

Timberland disposals, net
Land Management	—	340	(648)

Operating profit:
Industrial Packaging	155,209	281,186	213,351
Paper Packaging	58,046	68,265	62,506
Land Management	22,074	20,835	13,725

Total operating profit	$235,329	$370,286	$289,582

	2009	2008	2007

Assets:
Industrial Packaging	$1,778,083	$1,831,010
Paper Packaging	412,402	360,263
Land Management	254,856	254,771

Total segment	2,445,341	2,446,044
Corporate and other	367,169	299,854

Total assets	$2,812,510	$2,745,898

Depreciation, depletion and amortization expense:
Industrial Packaging	$73,212	$73,730	$69,035
Paper Packaging	26,311	28,309	28,751
Land Management	3,104	4,339	4,509

Total depreciation, depletion and amortization expense	$102,627	$106,378	$102,295

Additions to long-lived assets:
Industrial Packaging	$89,900	$104,000
Paper Packaging	18,100	30,900
Land Management	1,000	2,500

Total segment	109,000	137,400
Corporate and other	16,671	8,177

Total additions to long-lived assets	$125,671	$145,577

The following geographic information is presented for each of the three years in the period ended October 31, 2009, except as to asset information that is at October 31, 2009 and 2008 (Dollars in thousands):

	2009	2008	2007

Net Sales
North America	$1,530,438	$2,001,364	$1,830,024
EMEA	835,117	1,278,363	1,105,889
Other	426,662	510,804	395,684

Total net sales	$2,792,217	$3,790,531	$3,331,597

The following table presents total assets by geographic region (Dollars in thousands):

	2009	2008

Assets:
North America	$1,815,421	$1,836,049
EMEA	601,841	625,807
Other	395,248	284,042

Total assets	$2,812,510	$2,745,898

NOTE 16—	QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2009 and 2008 are shown below (Dollars in thousands, except per share amounts):

2009	January 31	April 30	July 31	October 31

Net sales	$666,260	$647,897	$717,567	$760,493
Gross profit	$100,555	$114,081	$142,549	$177,891
Net income(1)	$1,266	$12,142	$39,731	$79,294
Earnings per share
Basic:
Class A Common Stock	$0.03	$0.21	$0.68	$1.36
Class B Common Stock	$0.03	$0.31	$1.03	$2.05
Diluted:
Class A Common Stock	$0.03	$0.21	$0.68	$1.35
Class B Common Stock	$0.03	$0.31	$1.03	$2.05
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	24,130,385	24,352,826	24,386,195	24,445,491
Class B Common Stock	22,516,029	22,462,266	22,462,266	22,462,266
Diluted:
Class A Common Stock	24,405,257	24,623,424	24,747,767	24,804,380
Class B Common Stock	22,516,029	22,462,266	22,462,266	22,462,266
Market price (Class A Common Stock):
High	$40.36	$46.48	$53.52	$57.94
Low	$27.07	$25.65	$40.18	$47.24
Close	$30.26	$45.27	$51.33	$53.52
Market price (Class B Common Stock):
High	$35.90	$42.75	$48.71	$53.45
Low	$22.13	$25.50	$37.00	$44.14
Close	$30.37	$42.25	$47.15	$48.20

(1)	We recorded the following significant transactions during the fourth quarter of 2009: (i) $17.2 million pre-tax net gain on the sale of specific Industrial Packaging segment assets and facilities in North America, (ii) a pre-tax LIFO benefit of $9.4 million, (iii) $9.3 million in net gains from the sale of surplus and HBU timber properties, and (iv) restructuring charges of $8.8 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2008	January 31	April 30	July 31	October 31

Net sales	$849,729	$920,875	$1,038,103	$981,824
Gross profit	$148,324	$159,168	$192,860	$192,419
Net income	$60,687	$48,654	$64,590	$60,423
Earnings per share
Basic:
Class A Common Stock	$1.05	$0.84	$1.11	$1.04
Class B Common Stock	$1.56	$1.25	$1.67	$1.56
Diluted:
Class A Common Stock	$1.03	$0.82	$1.10	$1.04
Class B Common Stock	$1.56	$1.25	$1.67	$1.56
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	23,789,223	23,911,860	23,980,226	23,932,045
Class B Common Stock	22,942,913	22,882,611	22,733,619	22,797,825
Diluted:
Class A Common Stock	24,348,872	24,447,449	24,476,560	24,378,605
Class B Common Stock	22,942,913	22,882,611	22,733,619	22,797,825
Market price (Class A Common Stock):
High	$68.30	$71.67	$73.00	$73.45
Low	$53.19	$61.27	$55.42	$32.55
Close	$65.53	$64.60	$60.84	$40.58
Market price (Class B Common Stock):
High	$64.05	$70.86	$67.50	$62.00
Low	$49.73	$55.40	$49.24	$27.16
Close	$61.04	$56.89	$54.02	$33.59

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 18, 2009, there were 443 stockholders of record of the Class A Common Stock and 115 stockholders of record of the Class B Common Stock.

NOTE 17—	SUBSEQUENT EVENTS

As required, at the beginning of fiscal 2010, the Company adopted SFAS No. 141(R), “Business Combinations” (codified under ASC 805 “Business Combinations”) which requires the Company to expense acquisition costs in the period they are incurred. Previously, these costs were capitalized as part of the purchase price of an acquisition. Under the new guidance, all costs previously accumulated to the consolidated balance sheet for acquisitions not consummated prior to October 31, 2009 were expensed on November 1, 2009. The amount recorded as an expense on November 1, 2009 was $6.1 million.

On November 13, 2009, the Company acquired Hannells Industrier AB (“Hannells”). Hannells, which sells steel drums, plastic drums and intermediate bulk containers produced at three manufacturing facilities located in Sweden, Norway, and Denmark, has approximately 240 employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Greif, Inc.:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (codified under ASC 740, “Income Taxes”) in 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 23, 2009

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K follows. The report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K is found under the caption “Report of Independent Registered Public Accounting Firm” below.

The following report is provided by our management on our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

2. Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3. Management has assessed the effectiveness of our internal control over financial reporting at October 31, 2009, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4. This assessment excluded the internal control over financial reporting of a North American industrial packaging company acquired in February 2009, a second North American industrial packaging company acquired in February 2009, a third North American industrial packaging company acquired in June 2009, an Asian industrial packaging company acquired in July 2009, a South American industrial packaging company acquired in October 2009, and a 75% interest in a North American paper packaging company acquired in October 2009.

Based on our consolidated financial statements as of and for the year ended October 31, 2009, the total assets and net sales of each of these acquired companies, based on each of their financial statements, represented the following percentages of our consolidated total assets and net sales as of and for the year ended October 31, 2009: 0.2% and 0.3%, respectively, for the first North American industrial packaging company; 0.7% and 0.5%, respectively, for the second North American industrial packaging company; 0.2% and 0.1%, respectively, for the third North American industrial manufacturing company; 0.5% and 0.1%, respectively, for the Asian industrial manufacturing company; 0.2% and 0.1%, respectively, for the South American industrial manufacturing company; and 2.5% and 0.1%, respectively, for the 75% interest of a North American paper packaging company, of our consolidated financial statements as of and for the year ended October 31, 2009.

Our internal control over financial reporting as of October 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and
Board of Directors of
Greif, Inc.

We have audited Greif, Inc.’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greif, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of two North American companies acquired in February 2009, a North American company acquired in June 2009, an Asian company acquired in July 2009, a South American company acquired in October 2009, and a 75 interest in a North American acquisition in October 2009, which are included in the 2009 Consolidated Financial Statements of Greif, Inc. and constituted total assets and net sales of 0.2% and 0.3%, respectively for the first North American company, 0.7% and 0.5% respectively for the second North American company, 0.2% and 0.1% respectively for the North American company, 0.5% and 0.1% respectively for the Asian company, and 0.2% and 0.1% respectively for the South American company and 2.5% and 0.1% respectively for the last 75% interest in a North American paper packaging company, of the Company ’s consolidated financial statements as of and for the year ended October 31, 2009. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired operations referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements and schedule of Greif, Inc. and our report dated December 23, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 23, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1—Election of Directors” in the 2010 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2010 Proxy Statement, which information is incorporated herein by reference.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Vicki L. Avril, John F. Finn and Bruce A. Edwards. Ms. Avril is Chairperson of the Audit Committee. Our Board of Directors has determined that Ms. Avril is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10% of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2010 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2009 annual meeting of stockholders.

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics is posted on our Internet Web site at www.greif.com under “Investor Center—Corporate Governance.” Copies of this code of ethics are also available to any person, without charge, by making a written request to us. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our Internet Web site described above within four business days following its occurrence.

ITEM 11. EXECUTIVE COMPENSATION

The 2010 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2010 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2010 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of our company have been omitted since we are primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than our company or our consolidated subsidiaries in amounts which exceed 5% of total consolidated assets at October 31, 2009.

(2) Financial Statement Schedule:	Page

Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	85

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

Greif, Inc.
(Registrant)

Date:	December 23, 2009	By:	/s/ Michael J. Gasser
Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Michael J. Gasser Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	/s/ Donald S. Huml Donald S. Huml Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Kenneth B. Andre III Kenneth B. Andre III Vice President, Corporate Controller (principal accounting officer)	Patrick J. Norton * Patrick J. Norton Member of the Board of Directors

Vicki L. Avril * Vicki L. Avril Member of the Board of Directors	John F. Finn* John F. Finn Member of the Board of Directors

John W. McNamara * John W. McNamara Member of the Board of Directors	Bruce A. Edwards * Bruce A. Edwards Member of the Board of Directors

Daniel J. Gunsett * Daniel J. Gunsett Member of the Board of Directors	Judith D. Hook * Judith D. Hook Member of the Board of Directors

Mark A. Emkes* Mark A. Emkes Member of the Board of Directors

*	The undersigned, Michael J. Gasser, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ Michael J. Gasser Michael J. Gasser Chairman of the Board of Directors and Chief Executive Officer

Each of the above signatures is affixed as of December 23, 2009.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period

Year ended October 31, 2007:
Allowance for doubtful accounts	$8.6	$1.6	$3.2	$(0.9)	$12.5
Environmental reserves	$14.9	$0.1	$28.0	$(2.4)	$40.6
Year ended October 31, 2008:
Allowance for doubtful accounts	$12.5	$2.8	$(3.0)	$1.2	$13.5
Environmental reserves	$40.6	$0.4	$(3.2)	$(0.6)	$37.2
Year ended October 31, 2009:
Allowance for doubtful accounts	$13.5	$2.3	$(3.9)	$0.6	$12.5
Environmental reserves	$37.2	$1.1	$(3.4)	$(1.5)	$33.4

EXHIBIT INDEX

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3(c)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3(d)	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

4(a)	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6 3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4(b)	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7 3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10(e)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10(f)*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10(g)	Share Purchase Agreement, dated October 27, 2000, as amended on January 5, 2001 and February 28, 2001, between Hühtamaki Van Leer Oyj, as the seller and Greif, Inc. as the buyer.	Current report on Form 8-K dated March 15, 2001, File No. 001-00566 (see Exhibit 2 therein).

10(h)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(i)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(l)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(m)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(n)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10(o)*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10(p)	Credit Agreement dated as of February 19, 2009, among Greif, Inc. and Greif International Holding B.V., as borrowers, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank, National Association and U.S. Bank, National Association, as co-documentation agents.	Current Report on Form 8-K dated February 24, 2009, File No. 001-00566 (see Exhibit 99.2 therein).

10(q)	First Amendment to Credit Agreement dated as of July 21, 2009, among Greif, Inc. and Greif International Holdings B.V., as Borrowers, various lending institutions, as Lenders, and Bank of America, National Association, as Administrative Agent	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(p) therein).

10(r)	Receivables Purchase Agreement, dated October 31, 2003, by and among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc., (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 10(m) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(s)	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10(t)	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10(u)	Amendment to Receivables Purchase Agreement dated as of June 29, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

10(v)	Amendment to Receivables Purchase Agreement dated as of October 27, 2006, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

10(w)	Amendment to Receivables Purchase Agreement dated as of April 30, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10(x)	Amendment to Receivables Purchase Agreement dated as of November 15, 2007, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

10(y)	Sale and Contribution Agreement, dates as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 10(n) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(z)	Amendment No. 2 dated October 24, 2007 for the Sale and Contribution Agreement, dates as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(aa) therein).

10(aa)	Share and Assets Sale Agreement dated October 25, 2006, between Blagden Packaging Nederland B.V., Blagden Packaging Rumbeke NV, Blagden Packaging Michelin NV, Blagden Packaging Swollen B.V. and Vanloon Consulting Services B.V., as Vendors, and Greif Belgium BVBA, Greif Bros. Canada Inc., Greif France Holdings S.A.S, Greif International Holding B.V., Greif Nederland B.V. and Paauw Holdings, B.V., as Purchasers, relating to the acquisition of shares and assets constituting the new steel drum and other packaging business of the Blagden Group.	Current Report on Form 8-K dated December 1, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(bb)	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor.	Current Report on Form 8-K dated December 12, 2008, File No. 001-00566 (see Exhibit 99.1 therein).

10(cc)	First Amendment to Transfer and Administration Agreement dated as of September 11, 2009, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10(dd)	Second Amendment to Transfer and Administration Agreement dated as of December 7, 2009, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor	Contained herein.

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser and Daniel J. Gunsett.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 24(a) therein).

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 24(c) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

24(c)	Power of Attorney for Vicki L. Avril.	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).

24(d)	Power of Attorney for Bruce A. Edwards.	Annual Report on Form 10-K for the fiscal year ended October 31, 2006, File No. 001-00566 (see Exhibit 24(d) therein).

24(e)	Powers of Attorney for John F. Finn and Mark A. Emkes.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 24.E therein).

24(f)	Power of Attorney for John W. McNamara	Included herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.