Form 10-Q
period 2010-01-31
GREIF INC
filed 2010-03-04
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on February 24, 2010 was as follows:

Class A Common Stock	24,628,874 shares
Class B Common Stock	22,462,266 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended
	January 31,
	2010	2009
		(As Adjusted)[1]
Net sales	$709,682	$666,260
Cost of products sold	571,970	571,459

Gross profit	137,712	94,801

Selling, general and administrative expenses (2)	82,382	58,434
Restructuring charges	5,997	27,176
(Gain) on disposal of properties, plants and equipment, net	(1,328)	(2,317)

Operating profit	50,661	11,508

Interest expense, net	14,888	12,199
Other expense, net	2,763	1,787

Income (loss) before income tax expense and equity losses of unconsolidated affiliates, net	33,010	(2,478)

Income tax expense (benefit)	6,668	(1,250)
Equity losses of unconsolidated affiliates, net of tax	(111)	(590)

Net income (loss)	26,231	(1,818)
Less net income attributable to noncontrolling interests	(1,412)	(454)

Net income (loss) attributable to Greif, Inc.	$24,819	$(2,272)

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$(0.03)
Class B Common Stock	$0.63	$(0.06)

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$(0.03)
Class B Common Stock	$0.63	$(0.06)
See accompanying Notes to Consolidated Financial Statements

(1)	In the first quarter of 2010, the Company changed from using a combination of first-in, first out (FIFO) and last-in, first-out (LIFO) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

(2)	In the first quarter of 2010, the Company adopted SFAS No. 141(R) (codified under ASC 805, “Business Combinations”), which requires it to expense acquisition costs in the period incurred. Previously, these costs were capitalized as part of the purchase price of the acquisition. Under this new guidance, there were $10.1 million of acquisition-related costs recognized in the first quarter of 2010 included in selling, general and administrative expenses. This amount includes $6.1 million for acquisition costs incurred prior to November 1, 2009 which were previously accumulated to the consolidated balance sheet for acquisitions not consummated by October 31, 2009. Refer to Note 1 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	January 31,	October 31,
	2010	2009
		(As adjusted)[1]
Current assets
Cash and cash equivalents	$89,409	$111,896
Trade accounts receivable, less allowance of $11,698 in 2010 and $12,510 in 2009	337,161	337,054
Inventories	253,752	238,851
Deferred tax assets	13,838	19,901
Net assets held for sale	33,174	31,574
Prepaid expenses and other current assets	103,765	105,904

	831,099	845,180

Long-term assets
Goodwill	620,564	592,117
Other intangible assets, net of amortization	132,973	131,370
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	102,981	112,092

	907,409	886,470

Properties, plants and equipment
Timber properties, net of depletion	208,442	197,114
Land	118,156	120,667
Buildings	372,042	380,816
Machinery and equipment	1,182,122	1,148,406
Capital projects in progress	104,493	70,489

	1,985,255	1,917,492
Accumulated depreciation	(863,300)	(825,213)

	1,121,955	1,092,279

Total assets	$2,860,463	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)	In the first quarter of 2010, the Company changed from using a combination of first-in, first out (FIFO) and last-in, first-out (LIFO) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2010	2009
		(As Adjusted)[1]
Current liabilities
Accounts payable	$228,603	$335,816
Accrued payroll and employee benefits	44,994	74,475
Restructuring reserves	16,058	15,315
Current portion of long-term debt	20,000	17,500
Short-term borrowings	42,211	19,584
Other current liabilities	100,627	99,407

	452,493	562,097

Long-term liabilities
Long-term debt	879,430	721,108
Deferred tax liabilities	158,112	161,152
Pension liabilities	83,442	77,942
Postretirement benefit obligations	25,669	25,396
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	113,851	126,392

	1,303,754	1,155,240

Shareholders’ equity
Common stock, without par value	103,054	96,504
Treasury stock, at cost	(114,990)	(115,277)
Retained earnings	1,209,502	1,206,614
Accumulated other comprehensive loss:
- foreign currency translation	(23,724)	(6,825)
- interest rate derivatives	(801)	(1,484)
- energy and other derivatives	(213)	(391)
- minimum pension liabilities	(79,156)	(79,546)

Toal Greif, Inc. shareholders’ equity before noncontrolling interest	1,093,672	1,099,595

Noncontrolling interests	10,544	6,997

Toal shareholders’ equity	1,104,216	1,106,592

Total liabilities and shareholders’ equity	$2,860,463	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)	In the first quarter of 2010, the Company changed from using a combination of first-in, first out (FIFO) and last-in, first-out (LIFO) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the three months ended January 31,	2010	2009
		(As Adjusted)[1]
Cash flows from operating activities:
Net income (loss)	$26,231	$(1,818)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	29,506	25,289
Asset impairments	206	4,879
Deferred income taxes	3,023	3,607
Gain on disposals of properties, plants and equipment, net	(1,328)	(2,317)
Equity losses of affiliates	111	590
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	11,790	69,886
Inventories	(20,352)	7,168
Prepaid expenses and other current assets	(343)	(350)
Other long-term assets	11,075	(45,559)
Accounts payable	(147,578)	(115,131)
Accrued payroll and employee benefits	(27,453)	(52,081)
Restructuring reserves	743	9,523
Other current liabilities	(1,513)	(37,819)
Pension and postretirement benefit liabilities	5,773	3,965
Other long-term liabilities	(12,541)	25,899
Other	26,883	(12,083)

Net cash used in operating activities	(95,767)	(116,352)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(58,268)	(2,811)
Purchases of properties, plants and equipment	(33,714)	(26,840)
Purchases of timber properties	(100)	(400)
Proceeds from the sale of properties, plants, equipment and other assets	2,849	2,271

Net cash used in investing activities	(89,233)	(27,780)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	824,060	566,400
Payments on long-term debt	(661,484)	(503,954)
Proceeds from short-term borrowings, net	26,245	87,189
Dividends paid	(21,931)	(21,732)
Acquisitions of treasury stock and other	—	(3,145)
Exercise of stock options	47	186

Net cash provided by financing activities	166,937	124,944

Effects of exchange rates on cash	(4,424)	(2,663)

Net decrease in cash and cash equivalents	(22,487)	(21,851)
Cash and cash equivalents at beginning of period	111,896	77,627

Cash and cash equivalents at end of period	$89,409	$55,776

See accompanying Notes to Consolidated Financial Statements

(1)	In the first quarter of 2010, the Company changed from using a combination of first-in, first out (FIFO) and last-in, first-out (LIFO) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2010
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2010 and October 31, 2009 and the consolidated statements of operations and cash flows for the three-month periods ended January 31, 2010 and 2009 of Greif, Inc. and subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries.
The consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009 (the “2009 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2009 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of Management, all adjustments necessary for fair presentation of the consolidated financial statements have been included. Except as disclosed elsewhere on this Form 10-Q, all such adjustments are of a normal and recurring nature.
The consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2010 or 2009, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.
Certain and appropriate prior year amounts have been reclassified to conform to the 2010 presentation. In addition, certain prior year financial information has been adjusted to reflect the Company’s change in inventory accounting discussed in Note 4.
Recent Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), (codified under Accounting Standards Codification (“ASC”), 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) applies to any acquisition entered into on or after November 1, 2009. The Company adopted the new guidance beginning on November 1, 2009. The adoption of this guidance resulted in an expense of $6.1 million on November 1, 2009 related to acquisition costs incurred prior to November 1, 2009 which were previously accumulated in the balance sheet for acquisitions not consummated by October 31, 2009. In addition, during the first three months of 2010, the Company incurred an additional $4.0 million for acquisition-related costs. Refer to Note 2 for the disclosures on acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, or cash flows.
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation — Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is in process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements however will disclose the information required at October 31, 2010, the fair value measurement date of its defined benefit pension and retiree medical plans.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified) The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements and related disclosures.
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
NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS
On November 1, 2009, the Company adopted SFAS No. No. 141(R), (codified under ASC 805 “Business Combinations”), which requires the Company to expense all acquisition-related related costs such as accounting and legal due diligence in the period they are incurred. Acquisition-related costs that have been incurred but not yet billed have been accrued in other current liabilities. Previously, these costs were capitalized as part of the purchase price of an acquisition. Upon adoption, $6.1 million was expensed for acquisition-related costs incurred prior to November 1, 2009 which were previously accumulated in the consolidated balance sheet for acquisitions not consummated by October 31, 2009. In addition, during the first three months of 2010, the Company incurred an additional $4.0 million for acquisition-related costs.
During the first three months of 2010, the Company completed the acquisition of one European industrial packaging company in November 2009 for an aggregate purchase price of less than $100 million. This industrial packaging acquisition is expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale.

During 2009, the Company completed acquisitions of five industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of two North American industrial packaging companies in February 2009, the acquisition of a North American industrial packaging company in June 2009, the acquisition of an industrial packaging company in Asia in July 2009, the acquisition of a South American industrial packaging company in October 2009, and the acquisition of a 75% interest in a North American paper packaging company in October 2009. These industrial packaging and paper packaging acquisitions complemented the Company’s existing product lines and provided growth opportunities and economies of scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $26.7 million (including $8.4 million of accounts receivable and $4.4 million of inventory) and liabilities assumed were $20.7 million. Identifiable intangible assets, with a combined fair value of $34.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $50.3 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.
The Company implemented a restructuring plan for one of the 2009 acquisitions above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily included exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisition, the Company established reserves, primarily for excess facilities, in the amount of $1.7 million, of which $0.8 million remains in the restructuring reserve at January 31, 2010.
Had the transactions occurred on November 1, 2008, results of operations would not have differed materially from reported results.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables oriented by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €115 million ($161.8 million) at January 31, 2010.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($10.7 million) at January 31, 2010.
In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (“the Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.4 million at January 31, 2010).

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
At January 31, 2010 and October 31, 2009, €59.0 million ($82.9 million) and €77.0 million ($114.0 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At January 31, 2010 and October 31, 2009, 5.8 million Singapore Dollars ($4.1 million) and 5.6 million Singapore Dollars ($4.0 million), respectively, of accounts receivable were sold under the Singapore RPA. At January 31, 2010 and October 31, 2009, 15.0 million Brazilian Reais ($8.2 million) and 13.3 million Brazilian Reais ($7.6 million), respectively, of accounts receivable were sold under the Brazil Agreements. At January 31, 2010 and October 31, 2009, 5.3 million Malaysian Ringgits ($1.6 million) and 6.3 million Malaysian Ringgits ($1.8 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations.
Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.7 million ($1.0 million) and €1.4 million ($1.8 million) for the three months ended January 31, 2010 and 2009, respectively. Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) for the three months ended January 31, 2010 and were insignificant for the three months ended January 31, 2009. Expenses associated with the Brazil Agreements totaled 1.1 million Brazilian Reais ($0.6 million) for the three months ended January 31, 2010 and were insignificant for the three months ended January 31, 2009. Expenses associated with the Malaysian Agreements were insignificant for the three months ended January 31, 2010. There were no expenses for the three months ended January 31, 2009 as the Malaysian Agreement did not commence until May 2009.
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
NOTE 4 — INVENTORIES
On November 1, 2009, the Company elected to adopt the FIFO method of inventory valuation for all locations, whereas in all prior years inventory for certain U.S. locations was valued using the LIFO method. The Company believes that the FIFO method of inventory valuation is preferable because 1) the change conforms to a single method of accounting for all of the Company’s inventories on a U.S. and global basis, 2) the change simplifies financial disclosures, 3) financial statement comparability and analysis for investors and analysts is improved, and 4) the majority of the Company’s key competitors use FIFO. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retrospectively. The change in accounting principle is reported through retrospective application as described in ASC 250, “Accounting Changes and Error Corrections.”
The following consolidated statement of operations line items for the three month period ended January 31, 2009 were affected by the change in accounting principle:

	As Originally
	Reported	Adjustments	As Adjusted
Cost of products sold	$565,705	$5,754	$571,459
Gross profit	100,555	(5,754)	94,801
Operating profit	17,262	(5,754)	11,508
Income tax expense (benefit)	966	(2,216)	(1,250)
Net income (loss) attributable to Greif, Inc.	1,266	(3,538)	(2,272)

The following consolidated balance sheet line items at October 31, 2009 were affected by the change in accounting principle:

	As Originally
	Reported	Adjustments	As Adjusted
Inventory	$227,432	$11,419	$238,851

Total assets	$2,812,510	$11,419	$2,823,929

Deferred tax liabilities	$156,755	$4,397	$161,152

Total liabilities	$1,712,940	$4,397	$1,717,337

Retained earnings	$1,199,592	$7,022	$1,206,614

Total liabilities and shareholders’ equity	$2,812,510	$11,419	$2,823,929

NOTE 5 — NET ASSETS HELD FOR SALE
Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under ASC 360 “Property, Plant, and Equipment”). As of January 31, 2010, there were thirteen facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company either annually or when events and circumstances indicate an impairment may have occurred reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles — Goodwill and Other”). The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2010 (Dollars in thousands):

	Industrial	Paper
	Packaging	Packaging	Total
Balance at October 31, 2009	$530,717	$61,400	$592,117
Goodwill acquired	36,210	—	36,210
Goodwill adjustments	1,578	(1,128)	450
Currency translation	(8,213)	—	(8,213)

Balance at January 31, 2010	$560,292	$60,272	$620,564

The goodwill acquired of $36.2 million consists of preliminary goodwill related to an acquisition in the Industrial Packaging segment during the three month period ending January 31, 2010. The goodwill adjustments represent a net increase in goodwill of $0.4 million primarily related to the purchase price adjustments for six of the 2009 acquisitions.
The detail of other intangible assets by class as of January 31, 2010 and October 31, 2009 are as follows (Dollars in thousands):

	Gross
	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
January 31, 2010:
Trademark and patents	$35,030	$16,039	$18,991
Non-compete agreements	18,283	6,638	11,645
Customer relationships	115,508	18,931	96,577
Other	11,056	5,296	5,760

Total	$179,877	$46,904	$132,973

October 31, 2009:
Trademark and patents	$35,081	$15,457	$19,624
Non-compete agreements	18,842	6,143	12,699
Customer relationships	110,298	17,190	93,108
Other	11,018	5,079	5,939

Total	$175,239	$43,869	$131,370

Gross intangible assets have increased by $4.6 million on a period over period basis. The increase in gross intangible assets is comprised of $3.0 million in final purchase price allocations related to the 2009 acquisitions in the Paper Packaging and Industrial Packaging segments, $4.1 million in preliminary purchase price allocations related to 2010 acquisitions and a $2.5 million decrease of currency fluctuations both related to the Industrial Packaging segment. Amortization expense for the three-months ended January 31, 2010 and 2009 was $3.3 million and $2.5 million, respectively. Amortization expense for the next five years is expected to be $15.5 million in 2011, $15.2 million in 2012, $12.0 million in 2013, $10.0 million in 2014 and $9.3 million in 2015.
All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from five to 23 years, except for $12.4 million related to the Tri-Sure Trademark, Blagden Express Tradename, Closed-loop Tradename, and Box Board Tradename.
NOTE 7 — RESTRUCTURING CHARGES
The focus for restructuring activities in 2010 continues to be on business realignment to address the adverse impact resulting from the sharp decline in 2009 business throughout the global economy, acquisition-related integration and further implementation of the Greif Business System. During the first three months of 2010, the Company recorded restructuring charges of $6.0 million, which compares to $27.2 million of restructuring charges during the first three months of 2009. The restructuring activity for the three month period ended January 31, 2010 consisted of $4.3 million in employee separation costs, $0.2 million in asset impairments and $1.5 million in other costs. The restructuring activity for the three month period ended January 31, 2009 consisted of $16.0 million in employee separation costs, $4.9 million in asset impairments and $6.3 million in other costs. In addition, during that period there was a restructuring-related inventory charge for $1.8 million recorded in cost of products sold. Ten company-owned plants in the Industrial Packaging segment were closed and the total employees severed during the first three months of 2009 were 927.
For each relevant business segment, costs incurred in 2010 are as follows (Dollars in thousands):

	Amounts
	Expected to be	Three months ended	Amounts Remaining
	Incurred	January 31, 2010	to be Incurred
Industrial Packaging
Employee separation costs	$9,299	$4,302	$4,997
Asset impairments	2,927	206	2,721
Professional fees	1,165	839	326
Other restructuring costs	13,783	609	13,174

	27,174	5,956	21,218
Paper Packaging
Other restructuring costs	—	41	—

	—	41	—

	$27,174	$5,997	$21,218

Total amounts expected to be incurred above are from open restructuring plans which are anticipated to be realized in 2010 and 2011.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2010 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total

Balance at October 31, 2009	$9,239	$6,076	$—	$15,315
Costs incurred and charged to expense	4,301	1,490	206	5,997
Costs paid or otherwise settled	(3,771)	(1,277)	(206)	(5,254)

Balance at January 31, 2010	$9,769	$6,289	$—	$16,058

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
The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million, occurred on April 28, 2006 and the Company recognized additional timberland gains in its consolidated statements of operations in the periods that these transactions occurred resulting in a pre-tax gain of $9.0 million.
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
The Company has consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of FIN 46(R). However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries and the liabilities of the Buyer SPE are not liabilities or obligations of the Company and its other subsidiaries.
Assets of the Buyer SPE at January 31, 2010 and October 31, 2009 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of January 31, 2010 and October 31, 2009. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated statements of operations for the three month periods ended January 31, 2010 and October 31, 2009 includes interest expense on STA Timber debt of $2.3 million per year and interest income on Buyer SPE investments of $2.4 million per year.

NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	January 31,	October 31,
	2010	2009
$700 Million Credit Agreement	$267,507	$192,494
Senior Notes due 2017	300,000	300,000
Senior Notes due 2019	241,003	241,729
Trade accounts receivable credit facility	83,400	—
Other long-term debt	7,520	4,385

	899,430	738,608
Less current portion	(20,000)	(17,500)

Long-term debt	$879,430	$721,108

$700 Million Credit Agreement
On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5.0 million each quarter-end for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the previous $450 million credit agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of January 31, 2010, $267.5 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement is $20.0 million and the long-term portion is $247.5 million. The weighted average interest rate on the Credit Agreement was 3.18% for the three months ended January 31, 2010 and the interest rate was 3.0% at January 31, 2010.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At January 31, 2010, the Company was in compliance with these covenants.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $294.8 million at January 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At January 31, 2010, the Company was in compliance with these covenants.
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
The fair value of these Senior Notes due 2019 was $258.1 million at January 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At January 31, 2010, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 6, 2010, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (2.05 percent at January 31, 2010). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility were used to pay the obligations under the previous trade accounts receivable credit facility (the “Prior Facility”), which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At January 31, 2010, there was $83.4 million outstanding under the Receivables Facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At January 31, 2010, the Company was in compliance with these covenants.
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
Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, at January 31, 2010, the Company had outstanding other debt of $49.7 million, comprised of $7.5 million in long-term debt and $42.2 million in short-term borrowings, compared to other debt outstanding of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings, at October 31, 2009.
At January 31, 2010, the current portion of the Company’s long-term debt was $20.0 million. Annual maturities of our long-term debt under the Company various financing arrangements were $22.5 million in 2011, $232.5 million in 2012, $83.4 million in 2013 and $541.0 million thereafter.
At January 31, 2010 and October 31, 2009, the Company had deferred financing fees and debt issuance costs of $14.0 million and $14.9 million, respectively, which are included in other long-term assets.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (codified under ASC 820 “Fair Value Measurements and Disclosures”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Additionally, this guidance established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company adopted SFAS No. 157 on February 1, 2008, as required. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition and results of operations.
The three levels of inputs used to measure fair values are as follows:

Level 1	–	Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2	–	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3	–	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

In February 2008, the FASB issued additional guidance permitting a one-year deferral with regard to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this new accounting guidance on November 1, 2009 with respect to all non-financial assets and liabilities. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations for the three-month period ended January 31, 2010.
Recurring Fair Value Measurements
The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of January 31, 2010:

	Fair Value Measurements
(in thousands)	Level 1	Level 2	Level 3	Total

Cross-Currency Interest Rate Swaps	$—	$(4,232)	$—	$(4,232)

Interest Rate Derivatives	(1,232)	—	—	(1,232)

Foreign Exchange Hedges	—	(203)	—	(203)

Energy Hedges	(328)	—	—	(328)

Total*	$(1,560)	$(4,435)	$—	$(5,995)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2010 approximate their fair values because of the short-term nature of these items and are not included in this table.
Derivatives and Hedging Activity
The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (codified under ASC 815 “Derivatives and Hedging”), all derivatives are to be recognized as assets or liabilities in the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.
While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.
During the next nine months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $1.8 million after tax at the time the underlying hedge transactions are realized.
Cross-Currency Interest Rate Swaps
The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75% on $200.0 million and pays interest at a fixed rate of 6.25% on €146.6 million. Upon maturity of these swaps on August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive loss on these agreements was $4.2 million and a loss of $14.6 million at January 31, 2010 and October 31, 2009, respectively.

Interest Rate Derivatives
The Company has interest rate swap agreements with various maturities through 2017. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly, quarterly, and semi-annually from the counterparties equal to LIBOR or a fixed rate and pays interest at LIBOR or a fixed rate over the life of the contracts.
The Company has three interest rate derivatives (floating to fixed swaps recorded as cash flow hedges) with a total notional amount of $175 million. Under these agreements, the Company receives a variable interest rate from the counterparty (weighted average of 0.25% at January 31, 2010 and 1.68% at January 31, 2009) and pays a fixed interest rate (weighted average of 2.71% at January 31, 2010 and 4.93% at January 31, 2009).
In the first quarter of 2010, the Company entered into a $100.0 million fixed to floating swap which is recorded as a fair value hedge. Under this agreement, the Company receives interest from the counterparty equal to a fixed rate of 6.75% and pays interest at a variable rate (3.82% at January 31, 2010) on a semi-annual basis.
Foreign Exchange Hedges
At January 31, 2010, the Company had outstanding foreign currency forward contracts in the notional amount of $90.9 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at January 31, 2010 resulted in a loss of $0.1 million recorded in the consolidated statements of operations and a loss of $0.1 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in a loss of $0.1 million recorded in the consolidated statements of operations.
Energy Hedges
The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. Under these agreements, the Company agrees to purchase natural gas at a fixed price. The other comprehensive loss on these agreements was $0.3 million ($0.2 million net of tax) at January 31, 2010 and a loss of $0.6 million ($0.3 million net of tax) at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of operations for the quarter ended January 31, 2010.
Other financial instruments
The estimated fair values of the Company’s long-term debt were $911.3 million and $744.9 million compared to the carrying amounts of $899.4 million and $738.6 million at January 31, 2010 and October 31, 2009, respectively. The current portion of the long-term debt was $20.0 million and $17.5 million at January 31, 2010 and October 31, 2009, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.
Non-Recurring Fair Value Measurements
The Company has reviewed its non-financial assets and non-financial liabilities for fair value treatment under the current guidance.
Net Assets Held for Sale
Net assets held for sale are considered level three inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of January 31, 2010, the Company has not recognized impairments related to the net assets held for sale.
Long-Lived Assets
As part of the Company’s restructuring plans following current and future acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level three inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. As of January 31, 2010, the Company recorded $0.2 million of restructuring related expenses associated with impairments related to long-lived assets.

Goodwill
On annual basis, the Company performs its impairment tests for goodwill as defined under SFAS No. 142, “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles-Goodwill and Other). As a result of this review during 2009, the Company concluded that no impairment existed at that time. As of January 31, 2010, the Company has concluded that no impairment exists.
NOTE 11 — STOCK-BASED COMPENSATION
On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (codified under ASC 718 “Compensation — Stock Compensation”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan. In adopting this guidance, the Company used the modified prospective application transition method, as of November 1, 2005, the first day of the Company’s fiscal year 2006. There was no share-based compensation expense recognized under SFAS No. 123(R) for the first three months of 2010 or 2009.
SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No options have been granted in 2010 and 2009. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
NOTE 12 — INCOME TAXES
The effective tax rate was 20.2% in the first quarter of 2010 compared to an adjusted tax rate of (50.4%) in the first quarter of 2009. The change in the effective tax rate is primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods.
The Company applies FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions (codified under ASC 740 “Income Taxes”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits. The Company estimates that the range of possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $2.8 million. Actual results may differ materially from this estimate.
The Company’s uncertain tax positions for the three months ended January 31, 2010 were reduced by approximately $1.7 million due to settlement with tax authorities. There were no other significant changes in the Company’s uncertain tax positions for this period.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended
	January 31,
	2010	2009
Service cost	$2,293	$1,842
Interest cost	3,998	4,143
Expected return on plan assets	(4,524)	(4,398)
Amortization of prior service cost, initial net asset and net actuarial gain	1,700	288

Net periodic pension costs	$3,467	$1,875

The Company made $3.3 million in pension contributions in the three months ended January 31, 2010. $17.1 million of pension contributions are estimated for the entire 2010 fiscal year.
The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended
	January 31,
	2010	2009
Service cost	$1	$—
Interest cost	283	374
Amortization of prior service cost and recognized actuarial gain	(251)	(283)

Net periodic cost for postretirement benefits	$33	$91

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
NOTE 15 — EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
Earnings per share
The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share as prescribed in SFAS No. 128, “Earnings Per Share” (codified under ASC 260 “Earnings Per Share”). In accordance with guidance, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.
The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized		Outstanding
	Shares	Issued Shares	Shares	Treasury Shares
January 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,614,394	17,667,526
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734
October 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,474,773	17,807,147
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31,
	2010	2009
		(As Adjusted)
Class A Common Stock:
Basic shares	24,545,131	24,130,385
Assumed conversion of stock options	362,422	274,872

Diluted shares	24,907,553	24,405,257

Class B Common Stock:
Basic and diluted shares	22,462,266	22,516,029

No stock options were antidilutive for the three months ended January 31, 2010. However, there were 20,000 stock options that were antidilutive for the three months ended January 31, 2009.
Dividends per share
The following dividends per share were paid during the periods indicated:

	Three months ended January 31,
	2010	2009
Class A Common Stock	$0.38	$0.38
Class B Common Stock	$0.56	$0.56
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
Shareholders’ equity
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first three months of 2010, the Company did not repurchase any shares of Class A Common Stock or Class B Common Stock. As of January 31, 2010, the Company had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2006 through January 31, 2010 was approximately $36.0 million.
NOTE 16 — EQUITY LOSSES OF UNCONSOLIDATED BUSINESSES AND NONCONTROLLING INTERESTS
In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (codified under ASC 810 “Consolidation”). SFAS No. 160 amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 have been applied retrospectively for all periods presented beginning November 1, 2009.

Equity losses of unconsolidated affiliates
Equity losses of unconsolidated affiliates represent investments in affiliates in which the Company does not exercise control and has a 20% or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity losses for the three-months ended January 31, 2010 and 2009 were $0.1 million and $0.6 million, respectively. There were no dividends received from our equity method subsidiaries for the three months ended January 31, 2010 and $0.5 million received for the three months ended January 31, 2009.
Noncontrolling interests
The Company records noncontrolling interest expense which reflects the portion of the earnings of majority-owned operations by the Company which are applicable to the noncontrolling interest partners. The Company has majority holdings in various companies, and the noncontrolling interests of other companies in the respective net income of these companies were recorded as an expense. Noncontrolling interest expense for the three months ended January 31, 2010 and 2009 was $1.4 million and $0.4 million, respectively.
NOTE 17 — COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended
	January 31,
	2010	2009
		(As Adjusted)
Net income (loss)	$26,231	$(1,818)
Other comprehensive income (loss):
Foreign currency translation adjustment	(16,899)	(28,909)
Changes in fair value of interest rate derivatives, net of tax	683	(316)
Changes in fair value of energy and other derivatives, net of tax	178	(1,055)
Minimum pension liability adjustment, net of tax	390	(1,138)

Comprehensive income (loss)	$10,583	$(33,236)

The following are the income tax benefit (expense) for each other comprehensive income (loss) line items:

	Three months ended
	January 31,
	2010	2009
		(As Adjusted)
Income tax benefit (expense):
Changes in fair value of interest rate derivatives, net of tax	(368)	170
Changes in fair value of energy and other derivatives, net of tax	(96)	568
Minimum pension liability adjustment, net of tax	(99)	403
NOTE 18 — BUSINESS SEGMENT INFORMATION
The Company operates in three business segments: Industrial Packaging, Paper Packaging and Land Management.
Operations in the Industrial Packaging segment involve the production and sale of industrial packaging and related services. These products are manufactured and sold in over 45 countries throughout the world.
Operations in the Paper Packaging segment involve the production and sale of containerboard (both semi-chemical and recycled), corrugated sheets, corrugated containers and multiwall bags and related services. These products are manufactured and sold in North America.

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 264,250 acres of timber properties in the southeastern United States. The Company also owns approximately 25,050 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2009 Form 10-K.
The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended
	January 31,
	2010	2009
		(As Adjusted)
Net sales:
Industrial Packaging	$564,764	$529,515
Paper Packaging	139,549	130,385
Land Management	5,369	6,360

Total net sales	$709,682	$666,260

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Industrial Packaging	$57,459	$18,616
Paper Packaging	6,256	18,742
Land Management	2,999	3,159

Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs	66,714	40,517

Restructuring charges:
Industrial Packaging	5,956	25,174
Paper Packaging	41	1,852
Land Management	—	150

Total restructuring charges	5,997	27,176

Restructuring-related inventory charges:
Industrial Packaging	—	1,833
Acquisition-related costs:
Industrial Packaging	10,056	—

Total operating profit	$50,661	$11,508

Depreciation, depletion and amortization expense:
Industrial Packaging	$21,257	$17,470
Paper Packaging	7,315	6,733
Land Management	934	1,086

Total depreciation, depletion and amortization expense	$29,506	$25,289

	January 31,	October 31,
	2010	2009
		(As Adjusted)
Assets:
Industrial Packaging	$1,834,817	$1,783,821
Paper Packaging	417,550	418,083
Land Management	264,851	254,856

Total segments	2,517,218	2,456,760

Corporate and other	343,245	367,169

Total assets	$2,860,463	$2,823,929

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended
	January 31,
	2010	2009
Net sales:
North America	$360,920	$393,942
Europe, Middle East and Africa	224,314	182,337
Other	124,448	89,981

Total net sales	$709,682	$666,260

The following table presents total assets by geographic area (Dollars in thousands):

	January 31,	October 31,
	2010	2009
		(As Adjusted)
Assets:
North America	$1,797,506	$1,826,840
Europe, Middle East and Africa	652,186	601,841
Other	410,771	395,248

Total assets	$2,860,463	$2,823,929

NOTE 19 — SUBSEQUENT EVENTS
On February 15, 2010, the Company acquired a company which manufactures flexible intermediate bulk containers made of a high-strength, light-weight polywoven fabric. The acquired company operates globally from 19 production facilities in Europe, Asia Pacific, and the Americas.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2010 or 2009, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2010 and October 31, 2009, and for the consolidated statements of operations for the three-months ended January 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”). Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2009 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
We operate in three business segments: Industrial Packaging; Paper Packaging; and Land Management.
We are a leading global provider of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.
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
As of January 31, 2010, we owned approximately 264,250 acres of timber properties in the southeastern United States, which were actively managed, and approximately 25,050 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
In 2003, we began a transformation to become a leaner, more market-focused, performance-driven company — what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability. In response to the economic slowdown that began at the end of 2008, we accelerated the implementation of certain Greif Business System initiatives.
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
A summary of our significant accounting policies is included in Note 1 to the Notes to Consolidated Financial Statements included in the 2009 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following are the accounting policies that we believe are most important to the portrayal of our results of operations and financial condition and require our most difficult, subjective or complex judgments.
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
At the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the lower of cost, as determined by the last-in, first-out (“LIFO”) method of accounting, or market to the lower of cost, as determined by the first-in, first-out (“FIFO”) method of accounting, or market. We believe that this change is preferable because: (1) the change conforms to a single method of accounting for all of our inventories on a U.S. and global basis, (2) the change simplifies financial disclosures, (3) financial statement comparability and analysis for investors and analysts is improved, and (4) the majority of our key competitors use FIFO. The financial information presented has been adjusted for all prior periods presented as if we had used FIFO instead of LIFO for each reporting period for all of our operations.
Net Assets Held for Sale Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under ASC 360 “Property, Plant, and Equipment”), at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.
Goodwill, Other Intangible Assets and Other Long-Lived Assets. Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles — Goodwill and Other”). The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of five to 23 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.
Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.
We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 264,250 acres at January 31, 2010, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or sub district. Currently, we have 8 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 25,050 acres at January 31, 2010, did not have any depletion expense since it is not actively managed at this time.
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

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (codified under ASC 420 “Exit or Disposal Cost Obligations”) and Staff Accounting Bulletin No. 100, “Restructuring and Impairment Charges,” depending upon the facts and circumstances surrounding the situation. Restructuring reserves are further discussed in Note 7 to the Notes to Consolidated Financial Statements included in this Form 10-Q.
Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, “Accounting for Income Taxes,” (codified under ASC 740 “Income Taxes”) the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. On November 1, 2007, we adopted Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (codified under ASC 740 “Income Taxes”). Further information may be found in Note 12, to the Notes to Consolidated Financial Statements included in this Form 10-Q.
We believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings, in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.
Pension and Postretirement Benefits. Our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates determine pension and postretirement benefit expenses. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 13 to the Notes to Consolidated Financial Statements included in this Form 10-Q. The results would be different using other assumptions.
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
Our reserves for environmental liabilities at January 31, 2010 amounted to $32.2 million, which included reserves of $17.7 million related to one of our blending facilities and $10.1 million related to certain facilities acquired in fiscal year 2007. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

Environmental expenses were insignificant for the three months ended January 31, 2010 and 2009. Environmental cash expenditures were $0.9 million and $0.6 million for the three months ended January 31, 2010 and 2009, respectively.
We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2010. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.
Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $2.6 million and $4.0 million of estimated costs related to outstanding claims at January 31, 2010 and October 31, 2009, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information, which has been adjusted in the first quarter to reflect a decrease in actual claims paid in 2009 and represents a decrease in total self-insurance reserves by $0.7 million.
We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $21.0 million and $21.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at January 31, 2010 and October 31, 2009, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.
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
We report the sale of surplus and HBU property in our consolidated statements of operations under “gain on disposals of property, plants, and equipment, net” and report the sale of development property under “net sales” and “cost of goods sold.” All HBU and development property, together with surplus property is used by us to productively grow and sell timber until sold.
Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2009 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
RESULTS OF OPERATIONS
The following comparative information is presented for the three-month periods ended January 31, 2010 and 2009. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.
The non-GAAP financial measure of operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs is used throughout the following discussion of our results of operations. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs is equal to operating profit plus restructuring charges, restructuring-related inventory charges and acquisition-related costs. We use operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges, restructuring-related inventory charges and acquisition-related costs, which are not representative of ongoing operations, and it provides a more stable platform on which to compare our historical performance.

Acquisition-related costs reflect our adoption of SFAS No. 141(R), (codified under ASC 805 “Business Combinations”), effective November 1, 2009. See “Recent Accounting Standards” for a detailed discussion of the impact of the adoption of SFAS No. 141(R) on our financial results for the three-month period ended January 31, 2010.
As discussed in detail in “Critical Accounting Policies,” at the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the LIFO method of accounting to the FIFO method of accounting. The financial information presented in “Results of Operations” has been adjusted for all prior periods presented as if we had used the FIFO method of accounting instead of the LIFO method of accounting for each reporting period for all of our operations.
First Quarter Results
Overview
Net sales increased 7 percent to $709.7 million in the first quarter of 2010 compared to $666.3 million in the first quarter of 2009. The 7 percent increase was due to higher sales volumes (16 percent or 11 percent excluding acquisitions) and foreign currency translation (5 percent), significantly offset by lower selling prices (14 percent) due to the pass-through of lower input costs. The $43.4 million increase was due to Industrial Packaging ($35.3 million increase) and Paper Packaging ($9.1 million increase), slightly offset by Land Management ($1.0 million decrease).
Operating profit was $50.7 million and $111.5 million in the first quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $66.7 million for the first quarter of 2010 compared to $40.5 million for the first quarter of 2009. The $26.2 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was due to Industrial Packaging ($38.8 million increase), principally offset by a decrease in Paper Packaging ($12.4 million decrease).
The following table sets forth the net sales and operating profit for each of our business segments (Dollars in millions):

For the three months ended January 31,	2010	2009
		(As Adjusted)
Net Sales
Industrial Packaging	$564.8	$529.5
Paper Packaging	139.5	130.4
Land Management	5.4	6.4

Total net sales	$709.7	$666.3

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Industrial Packaging	$57.4	$18.6
Paper Packaging	6.3	18.7
Land Management	3.0	3.2

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	$66.7	$40.5

Restructuring charges:
Industrial Packaging	$5.9	$25.1
Paper Packaging	—	1.9
Land Management	—	0.2

Restructuring charges	$5.9	$27.2

Restructuring-related inventory charges:
Industrial Packaging	$—	$1.8
Acquisition-related costs:
Industrial Packaging	$10.1	$—
Operating profit:
Industrial Packaging	$41.4	$(8.3)
Paper Packaging	6.3	16.8
Land Management	3.0	3.0

Total operating profit	$50.7	$11.5

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
In this segment, net sales were $564.8 million in the first quarter of 2010 compared to $529.5 million in the first quarter of 2009. The 7 percent increase in net sales was due to higher sales volumes (14 percent, or 11 percent excluding acquisitions) and foreign currency translation (6 percent), significantly offset by lower selling prices (13 percent) due to the pass-through of lower input costs.
Gross profit margin for the Industrial Packaging segment was 20.5 percent in the first quarter of 2010 versus 12.6 percent in the first quarter of 2009 due to lower input costs.
Operating profit was $41.4 million in the first quarter of 2010 compared to an operating loss of $8.3 million in the first quarter of 2009. Operating profit before the impact of restructuring charges, restructuring related inventory charges, and acquisition-related costs increased to $57.4 million in the first quarter of 2010 from $18.6 million in the first quarter of 2009. The $38.8 million increase in operating profit before the impact of restructuring charges, restructuring related inventory charges and acquisition-related costs was primarily due to higher sales volumes, margin expansion principally due to lower input costs and the disciplined execution of the Greif Business System, and benefits from permanent cost savings achieved during fiscal 2009. This segment continues to benefit from Greif Business System and specific contingency initiatives.
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

In this segment, net sales were $139.5 million in the first quarter of 2010 compared to $130.4 million in the first quarter of 2009. The 7 percent increase in net sales was due to higher sales volumes, partially offset by lower containerboard selling prices.
The Paper Packaging segment’s gross profit margin decreased to 13.3 percent in the first quarter of 2010 compared to 23.1 percent in the first quarter of 2009 due to lower selling prices and higher input costs, primarily raw material costs.
Operating profit was $6.3 million and $16.8 million in the first quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges decreased to $6.3 million in the first quarter of 2010 from $18.7 million in the first quarter of 2009. The $12.4 million decline in operating profit before the impact of restructuring charges was primarily due to higher raw material costs (especially old corrugated containers) and lower selling prices, which were partially offset by higher sales volumes. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Land Management
As of January 31, 2010, our Land Management segment consists of approximately 264,250 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 25,050 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand
•	Gains (losses) on sale of timberland; and
•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $5.4 million and $6.4 million in the first quarter of 2010 and 2009, respectively.
Operating profit was $3.0 million in both the first quarters of 2010 and 2009. Operating profit before the impact of restructuring charges was $3.0 million in the first quarter of 2010 compared to $3.2 million in the first quarter of 2009. Included in these amounts were profits from the sale of special use properties (surplus, higher and better use, and development properties) of $0.3 million in the first quarters of 2010 and 2009.
Other Income Statement Changes
Cost of Products Sold
The cost of products sold, as a percentage of net sales, decreased to 80.6% for the first quarter of 2010 compared to 85.8% for the first quarter of 2009. The lower cost of products sold was primarily due to lower raw material costs in the Industrial Packaging segment which were partially offset by higher raw material costs in the Paper Packaging segment. In addition, we achieved permanent cost savings during fiscal 2009 from the execution of our Greif Business System.
Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $82.4 million, or 11.6% of net sales, in the first quarter of 2010 compared to $58.4 million, or 8.8% of net sales, in the first quarter of 2009. The increase in SG&A expenses was primarily due to acquisition related expenses and additional SG&A expense from recent acquisitions. In addition, there was a benefit of $5.7 million in 2009 primarily due to lower reserves for incentive compensation.
During the first quarter of 2010, we recorded acquisition-related costs of $10.1 million included in SG&A. This amount includes $6.1 million for acquisition costs incurred prior to November 1, 2009 which previously accumulated in the balance sheet for acquisitions not consummated by October 31, 2009, and $4.0 million for acquisition costs incurred during the first quarter of 2010.

Restructuring Charges
The focus of the 2010 restructuring activities is primarily related to the business realignment, acquisition related integration, and further implementation of Greif Business System. During the first quarter of 2010, we recorded restructuring charges of $6.0 million, consisting of $4.3 million in employee separation costs, $0.2 million in asset impairments and $1.5 million in other costs.
The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of Greif Business System. During the first quarter of 2009, we recorded restructuring charges of $27.2 million, consisting of $16.0 million in employee separation costs, $4.9 million in asset impairments and $6.3 million in other costs. In addition, we recorded $1.8 million of restructuring-related inventory charges as a cost of product sold.
Gain on Disposal of Properties, Plants and Equipment, Net
During the first quarter of 2010, we recorded a gain on disposal of properties, plants and equipment, net of $1.3 million, primarily from the gain of the sale of properties in the Industrial Packaging segment, the Land Management segment, and other North American properties. During the first quarter of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $2.3 million, primarily from gain from the sale of properties in North American.
Interest Expense, Net
Interest expense, net was $14.9 million and $12.2 million for the first quarter of 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to a higher amount of average debt outstanding and an increase in our borrowing costs. We re-financed our senior secured credit facility in February 2009 and also issued new senior notes in July 2009, both at a higher interest rate.
Other Expense, Net
Other expense, net was $2.8 million and $1.8 million for the first quarter of 2010 and 2009, respectively. The increase in other expense, net was primarily due to foreign exchange translation loss mainly from revaluation of payables, receivables and loans in foreign currencies.
Income Tax Expense (Benefit)
The effective tax rate was 20.2% in the first quarter of 2010 compared to an adjusted tax rate of (50.4%) in the first quarter of 2009. The change in the effective tax rate is primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods.
Equity Losses of Unconsolidated Affiliates
During the first quarter of 2010 and 2009, respectively, we recorded a loss of $0.1 million and a loss of $0.6 million on equity losses of unconsolidated affiliates, net of tax.
Noncontrolling Interests
We have noncontrolling interests in various companies, and our noncontrolling interests in the respective net income of these companies have been recorded as an expense. During the first quarter of 2010 and 2009, respectively, we recorded an expense of $1.4 million and $0.4 million.
Net Income (Loss)
Based on the foregoing, we recorded net income of $24.8 million for the first quarter of 2010 compared to a loss of $2.3 million in the first quarter of 2009.

BALANCE SHEET CHANGES
Inventories increased $14.9 million from October 31, 2009 to January 31, 2010. This increase was mainly attributable to acquisitions and an increase of materials inventory within our growing Asia Pacific region.
Goodwill increased $28.4 million from October 31, 2009 to January 31, 2010 due to an acquisition in the Industrial Packaging segment and final purchase price adjustments from our 2009 acquisitions less foreign currency translation adjustments.
Other long-term assets decreased $9.1 million from October 31, 2009 to January 31, 2010 primarily related to a reduction in our long-term deferred tax assets.
Property, plant and equipment increased $22.8 million from October 31, 2009 to January 31, 2010 primarily due to assets acquired through acquisitions and additional capital projects.
Accounts payable decreased $107.2 million from October 31, 2009 to January 31, 2010 due to lower purchase requirements, lower commodity prices, seasonality factors, and timing of payments which was partially offset by foreign currency translation.
Accrued payroll and employee benefits decreased $29.5 million primarily due to the payout of 2009 incentives in December.
Long-term debt increased $203.4 million from October 31, 2009 to January 31, 2010 primarily related to acquisitions, dividends paid, and an increase in working capital requirements.
Other long-term liabilities decreased $12.5 million from October 31, 2009 to January 31, 2010 primarily due to the revaluation of a cross-currency swap.
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
Capital Expenditures
During the first three months of 2010, we invested $33.7 million in capital expenditures, excluding timberland purchases of $0.1 million, compared with capital expenditures of $26.8 million, excluding timberland purchases of $0.4 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases, will be approximately $125 million in 2010. The expenditures will primarily be to replace and improve equipment.
Business Acquisitions and Divestitures
During the first three months of 2010, we acquired one European industrial packaging company. This industrial packaging acquisition complemented our current businesses and provides growth opportunities in Scandinavia.
On February 15, 2010, we acquired a company which manufactures flexible intermediate bulk containers made of a high-strength, light-weight polywoven fabric. This company, which is a leading global producer of flexible intermediate bulk containers, operates 19 production facilities located in Europe, Asia Pacific and the Americas.

Borrowing Arrangements
Credit Agreements
We have a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both maturing in February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million per quarter for the first four quarters, $5.0 million per quarter for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. There was $267.5 million outstanding under the Credit Agreement at January 31, 2010.
The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to Asset Sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At January 31, 2010, we were in compliance with the covenants under the Credit Agreement.
The terms of the Credit Agreement limit our ability to make “restricted payments,” which includes dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and the personal property of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and, in part, by the capital stock of international borrowers. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the default in our payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.
See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Credit Agreement.
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2010, we were in compliance with these covenants.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2010, we were in compliance with these covenants.

See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2010. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At January 31, 2010, $83.4 million was outstanding under the Receivables Facility. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75% to 90% of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (codified under ASC 860 “Transfers and Servicing”), and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $176.8 million at January 31, 2010. At January 31, 2010, total accounts receivable of $96.8 million were sold under the various RPAs.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $1.7 million for the three months ended January 31, 2010. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements. See Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at January 31, 2010, we had outstanding other debt of $49.7 million, comprised of $7.5 million in long-term debt and $42.2 million in short-term borrowings.
At January 31, 2010, annual maturities of our long-term debt under our various financing arrangements were $22.5 million in 2011, $232.5 million in 2012, $83.4 million in 2013 and $541.0 million thereafter.
At January 31, 2010 and October 31, 2009, we had deferred financing fees and debt issuance costs of $14.0 million and $14.9 million, respectively, which are included in other long-term assets.
In the first quarter of 2010, we entered into a $100.0 million fixed to floating swap. Under this agreement, we receive interest from the counterparty equal to a fixed rate of 6.75% and pay interest at a variable rate (3.395% at January 31, 2010) on a semi-annual basis.

Contractual Obligations
As of January 31, 2010, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
		Less than			After
	Total	1 year	1- 3 years	3-5 years	5 years
Long-term debt	$1,282.4	$52.3	$477.7	$79.3	$673.1
Current portion of long-term debt	20.0	20.0	—	—	—
Short-term borrowing	44.6	44.0	0.6	—	—
Capital lease obligations	0.5	0.2	0.2	0.1	—
Operating leases	8.2	1.9	3.9	2.0	0.4
Liabilities held by special purpose entities	69.6	1.7	4.5	4.5	58.9

Total	$1,425.3	$120.1	$486.9	$85.9	$732.4

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
RECENT ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141(R), (codified under ASC 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) applies to any acquisition entered into on or after November 1, 2009. We adopted the new guidance beginning on November 1, 2009. The adoption of this guidance resulted in an expense of $6.1 million on November 1, 2009 related to acquisition costs incurred prior to November 1, 2009 which were previously accumulated to the balance sheet for acquisitions not consummated by October 31, 2009. In addition, during the first three months of 2010, the Company incurred an additional $4.0 million for acquisition-related costs.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact our financial position, results of operations, cash flows or disclosures.
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation — Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is in process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements however will disclose the information required at October 31, 2010, the fair value measurement date of its defined benefit pension and retiree medical plans.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified) The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact that the adoption of the guidance may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet codified). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 167 may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial condition, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2009 Form 10-K.

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
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2009 Form 10-K under Part I, Item 1A — Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2010, the maximum number of shares that may yet be purchased is 1,166,728, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a.)	We held our Annual Meeting of Stockholders on February 22, 2010.
(b.)	At the Annual Meeting of Stockholders, the following nominees were elected to the Board of Directors for a one-year term. The inspectors of election certified the following vote tabulation as to the shares of our Class B Common Stock:

	For	Withheld

Vicki L. Avril	20,093,250	16,100

Bruce A. Edwards	20,093,250	16,100

Mark A. Emkes	20,092,450	16,900

John F. Finn	20,093,250	16,100

Michael J. Gasser	20,092,450	16,900

Daniel J. Gunsett	19,686,604	422,746

Judith D. Hook	19,686,344	423,006

John W. McNamara	20,092,990	16,360

Patrick J. Norton	20,092,450	16,900

ITEM 6.	EXHIBITS
(a.)	Exhibits

Exhibit No.	Description of Exhibit
18.1	Preferability letter regarding the change in inventory accounting method
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)
Date: March 4, 2010	/s/ Donald S. Huml
Donald S. Huml, Executive Vice President and Chief Financial Officer
(Duly Authorized Signatory)