Form 10-Q
period 2010-04-30
GREIF INC
filed 2010-06-09
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on May 31, 2010:

Class A Common Stock	24,657,074 shares
Class B Common Stock	22,462,266 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2010	2009	2010	2009
		(As Adjusted)[1]		(As Adjusted)[1]
Net sales	$836,580	$647,897	$1,546,262	$1,314,157
Cost of products sold	668,064	551,037	1,240,034	1,122,496

Gross profit	168,516	96,860	306,228	191,661

Selling, general and administrative expenses (2)	91,668	65,695	174,050	124,129
Restructuring charges	4,790	20,295	10,787	47,471
Gain on disposal of properties, plants and equipment, net	(701)	(2,237)	(2,029)	(4,554)

Operating profit	72,759	13,107	123,420	24,615

Interest expense, net	16,759	13,403	31,647	25,602
Debt extinguishment charge	—	782	—	782
Other expense (income), net	896	(1,957)	3,659	(170)

Income (loss) before income tax expense and equity losses of unconsolidated affilitates, net	55,104	879	88,114	(1,599)

Income tax expense (benefit)	10,514	(672)	17,182	(1,922)
Equity earnings (losses) of unconsolidated affiliates, net of tax	242	(5)	131	(595)

Net income (loss)	44,832	1,546	71,063	(272)
Net income (loss) attributable to noncontrolling interests	2,198	(7)	3,610	447

Net income (loss) attributable to Greif, Inc.	$42,634	$1,553	$67,453	$(719)

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.73	$0.03	$1.16	$(0.01)
Class B Common Stock	$1.10	$0.04	$1.73	$(0.02)

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.73	$0.03	$1.16	$(0.01)
Class B Common Stock	$1.10	$0.04	$1.73	$(0.02)
See accompanying Notes to Consolidated Financial Statements

(1)
In the first quarter of 2010, the Company changed from using a combination of first-in, first out (“FIFO”) and last-in, first-out (“LIFO”) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

(2)
In the first quarter of 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141(R) (codified under Accounting Standards Codification (“ASC”) 805, “Business Combinations”), which requires it to expense acquisition costs in the period incurred. Previously, these costs were capitalized as part of the purchase price of the acquisition. Under this guidance, the Company recorded $3.3 million and $13.3 million of expenses in the three-month and six-month periods ended April 30, 2010, which includes $6.1 million for acquisition costs incurred prior to November 1, 2009 that were previously accumulated to the consolidated balance sheet for acquisitions not consummated by October 31, 2009. Refer to Note 1 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	April 30, 2010	October 31, 2009
		(As Adjusted)[1]
Current assets
Cash and cash equivalents	$85,033	$111,896
Trade accounts receivable, less allowance of $12,566 in 2010 and $12,510 in 2009	418,982	337,054
Inventories	302,944	238,851
Deferred tax assets	14,157	19,901
Net assets held for sale	29,527	31,574
Prepaid expenses and other current assets	117,129	105,904

	967,772	845,180

Long-term assets
Goodwill	617,161	592,117
Other intangible assets, net of amortization	151,180	131,370
Assets held by special purpose entities (Note 8)	50,891	50,891
Other long-term assets	98,842	112,092

	918,074	886,470

Properties, plants and equipment
Timber properties, net of depletion	212,636	197,114
Land	117,809	120,667
Buildings	370,742	380,816
Machinery and equipment	1,191,963	1,148,406
Capital projects in progress	122,885	70,489

	2,016,035	1,917,492
Accumulated depreciation	(864,579)	(825,213)

	1,151,456	1,092,279

Total assets	$3,037,302	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)
In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2010	October 31, 2009
		(As Adjusted)[1]
Current liabilities
Accounts payable	$324,906	$335,816
Accrued payroll and employee benefits	61,757	74,475
Restructuring reserves	15,910	15,315
Current portion of long-term debt	20,000	17,500
Short-term borrowings	48,890	19,584
Other current liabilities	139,330	99,407

	610,793	562,097

Long-term liabilities
Long-term debt	954,983	721,108
Deferred tax liabilities	158,741	161,152
Pension liabilities	81,353	77,942
Postretirement benefit obligations	26,110	25,396
Liabilities held by special purpose entities (Note 8)	43,250	43,250
Other long-term liabilities	107,448	126,392

	1,371,885	1,155,240

Shareholders’ equity
Common stock, without par value	104,117	96,504
Treasury stock, at cost	(114,904)	(115,277)
Retained earnings	1,229,967	1,206,614
Accumulated other comprehensive loss:
- foreign currency translation	(98,953)	(6,825)
- interest rate derivatives	(17)	(1,484)
- energy and other derivatives	(402)	(391)
- minimum pension liabilities	(78,603)	(79,546)

Toal Greif, Inc. shareholders’ equity before noncontrolling interest	1,041,205	1,099,595

Noncontrolling interests	13,419	6,997

Total shareholders’ equity	1,054,624	1,106,592

Total liabilities and shareholders’ equity	$3,037,302	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)
In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the six months ended April 30,	2010	2009
		(As Adjusted)[1]
Cash flows from operating activities:
Net income (loss)	$71,063	$(272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	57,179	49,518
Asset impairments	239	11,620
Deferred income taxes	3,333	(3,316)
Gain on disposals of properties, plants and equipment, net	(2,029)	(4,554)
Equity (earnings) losses of affiliates	(131)	595
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(45,346)	81,917
Inventories	(46,452)	77,933
Prepaid expenses and other current assets	(8,107)	8,595
Other long-term assets	(18,178)	(12,044)
Accounts payable	(99,809)	(242,598)
Accrued payroll and employee benefits	(9,672)	(40,581)
Restructuring reserves	595	10,180
Other current liabilities	29,464	(54,041)
Pension and postretirement benefit liabilities	4,125	(917)
Other long-term liabilities	(18,944)	23,453
Other	12,619	41,594

Net cash used in operating activities	(70,051)	(52,918)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(114,135)	(19,201)
Purchases of properties, plants and equipment	(64,558)	(53,472)
Purchases of timber properties	(16,615)	(600)
Proceeds from the sale of properties, plants, equipment and other assets	3,927	5,249

Net cash used in investing activities	(191,381)	(68,024)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,625,786	1,974,879
Payments on long-term debt	(1,378,976)	(1,819,597)
Proceeds from short-term borrowings, net	35,189	14,361
Dividends paid	(44,100)	(43,790)
Acquisitions of treasury stock and other	—	(3,145)
Exercise of stock options	364	272
Debt issuance cost	—	(8,309)

Net cash provided by financing activities	238,263	114,671

Effects of exchange rates on cash	(3,694)	(4,581)

Net decrease in cash and cash equivalents	(26,863)	(10,852)
Cash and cash equivalents at beginning of period	111,896	77,627

Cash and cash equivalents at end of period	$85,033	$66,775

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
April 30, 2010
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2010 and October 31, 2009 and the consolidated statements of operations and cash flows for the three-month and six-month periods ended April 30, 2010 and 2009 of Greif, Inc. and subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries.
The consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009 (the “2009 Form 10-K”) and our Form 8-K filed on May 27, 2010 (the “May 27 Form 8-K”) to update certain sections of the 2009 Form 10-K to reflect revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the last-in, first-out (“LIFO”) and the first-in, first-out (“FIFO”) inventory accounting methods to the FIFO method for all the Company’s businesses effective November 1, 2009. All references in this Form 10-Q to the 2009 Form 10-K also include the financial information and disclosures contained in the May 27 Form 8-K. Note 1 of the “Notes to Consolidated Financial Statements” from the 2009 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of Management, all adjustments necessary for fair presentation of the consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
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
Recent Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), (codified under Accounting Standards Codification (“ASC”) 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) applies to any acquisition entered into on or after November 1, 2009. The Company adopted the new guidance beginning on November 1, 2009, which impacted the Company’s financial position, results of operations, cash flows and related disclosures.

In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation — Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company is in process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified). The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet codified). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.

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
During the first six months of 2010, the Company completed acquisitions of one rigid industrial packaging company, one flexible products company, and made a contingent purchase price payment related to a 2008 rigid industrial packaging acquisition. The two 2010 acquisitions consisted of the acquisition of a European rigid industrial packaging company in November 2009 and the acquisition of a European flexible products company in February 2010. The aggregate purchase price for the two 2010 acquisitions was less than $150 million. The rigid industrial packaging acquisition is expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The flexible products acquisition expands the Company into a new product offering.
During 2009, the Company completed acquisitions of five rigid industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of two North American rigid industrial packaging companies in February 2009, the acquisition of a North American rigid industrial packaging company in June 2009, the acquisition of a rigid industrial packaging company in Asia in July 2009, the acquisition of a South American rigid industrial packaging company in October 2009, and the acquisition of a 75 percent interest in a North American paper packaging company in October 2009. These rigid industrial packaging and paper packaging acquisitions complemented the Company’s existing product lines and provided growth opportunities and economies of scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $27.2 million (including $8.4 million of accounts receivable and $4.4 million of inventory) and liabilities assumed were $20.7 million. Identifiable intangible assets, with a combined fair value of $34.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $49.8 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.
The Company implemented a restructuring plan for one of the 2009 acquisitions above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily included exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisition, the Company established reserves, primarily for excess facilities, in the amount of $1.7 million, of which $0.8 million remains in the restructuring reserve at April 30, 2010.
Had the transactions occurred on November 1, 2008, results of operations would not have differed materially from reported results.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables oriented by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €115 million ($151.5 million) at April 30, 2010.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($10.9 million) at April 30, 2010.
In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.7 million at April 30, 2010).
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
At April 30, 2010 and October 31, 2009, €84.8 million ($111.8 million) and €77.0 million ($114.0 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At April 30, 2010 and October 31, 2009, 5.8 million Singapore Dollars ($4.2 million) and 5.6 million Singapore Dollars ($4.0 million), respectively, of accounts receivable were sold under the Singapore RPA. At April 30, 2010 and October 31, 2009, 17.7 million Brazilian Reais ($10.0 million) and 13.3 million Brazilian Reais ($7.6 million), respectively, of accounts receivable were sold under the Brazil Agreements. At April 30, 2010 and October 31, 2009, 5.8 million Malaysian Ringgits ($1.8 million) and 6.3 million Malaysian Ringgits ($1.8 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations.
Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.7 million ($0.9 million) and €0.7 million ($0.9 million) for the three months ended April 30, 2010 and 2009, respectively; and €1.4 million ($1.9 million) and €2.1 million ($2.7 million) for the six months ended April 30, 2010 and 2009, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) for the three months ended April 30, 2010 and were insignificant for the three months ended April 30, 2009; and 0.2 million ($0.2 million) for the six months ended April 30, 2010 and were insignificant for the six months ended April 30, 2009.

Expenses associated with the Brazil Agreements totaled 1.0 million Brazilian Reais ($0.6 million) for the three months ended April 30, 2010 and were insignificant for the three months ended April 30, 2009; and 2.1 million ($1.2 million) for the six months ended April 30, 2010 and were insignificant for the six months ended April 30, 2009.
Expenses associated with the Malaysian Agreements were insignificant for the three months ended April 30, 2010 and the six months ended April 30, 2010. There were no expenses for the three months ended April 30, 2009 or six months ended April 30, 2010 as the Malaysian Agreement did not commence until May 2009
Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA, the Brazil Agreements, and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.
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
The following consolidated statement of operations line items for the three and six-month periods ended April 30, 2009 were affected by the change in accounting principle:

	For the three months ended April 30, 2009			For the six months ended April 30, 2009
	As Originally			As Originally
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Cost of products sold	$533,815	$17,222	$551,037	$1,099,520	$22,976	$1,122,496
Gross profit	114,082	(17,222)	96,860	214,637	(22,976)	$191,661
Operating profit	30,329	(17,222)	13,107	47,591	(22,976)	$24,615
Income tax expense (benefit)	5,960	(6,632)	(672)	6,926	(8,848)	$(1,922)
Net income (loss) attributable to Greif, Inc.	12,142	(10,589)	1,553	13,408	(14,127)	$(719)

The following consolidated balance sheet line items at October 31, 2009 were affected by the change in accounting principle:

	As Originally
	Reported	Adjustments	As Adjusted
Inventory	$227,432	$11,419	$238,851

Total assets	$2,812,510	$11,419	$2,823,929

Deferred tax liabilities	$156,755	$4,397	$161,152

Total liabilities	$1,712,940	$4,397	$1,717,337

Retained earnings	$1,199,592	$7,022	$1,206,614

Total liabilities and shareholders’ equity	$2,812,510	$11,419	$2,823,929

NOTE 5 — NET ASSETS HELD FOR SALE
Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under ASC 360 “Property, Plant, and Equipment”). As of April 30, 2010, there were fourteen facilities held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company either annually or when events and circumstances indicate an impairment may have occurred reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles — Goodwill and Other”). The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2010 (Dollars in thousands):

	Rigid
	Industrial	Flexible
	Packaging	Products	Paper	Land
	and Services	and Services	Packaging	Management	Total
Balance at October 31, 2009	$530,717	$—	$61,400	$—	$592,117
Goodwill acquired	24,810	12,756	—	150	37,716
Goodwill adjustments	2,660	—	(1,075)	—	1,585
Currency translation	(14,257)	—	—	—	(14,257)

Balance at April 30, 2010	$543,930	$12,756	$60,325	$150	$617,161

The goodwill acquired of $37.7 million consists of preliminary goodwill related to an acquisition in the Rigid Industrial Packaging and Services segment in our first quarter and an acquisition in the Flexible Products and Services segment in our second quarter. The goodwill adjustments represent a net increase in goodwill of $1.6 million consisted of a $3.4 million contingent payment relating to a 2008 acquisition with the remainder being purchase price adjustments for six of the 2009 acquisitions.
The detail of other intangible assets by class as of April 30, 2010 and October 31, 2009 are as follows (Dollars in thousands):

	Gross
	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
April 30, 2010:
Trademark and patents	$40,447	$16,301	$24,146
Non-compete agreements	18,242	6,316	11,926
Customer relationships	127,518	21,585	105,933
Other	14,856	5,681	9,175

Total	$201,063	$49,883	$151,180

October 31, 2009:
Trademark and patents	$35,081	$15,457	$19,624
Non-compete agreements	18,842	6,143	12,699
Customer relationships	110,298	17,190	93,108
Other	11,018	5,079	5,939

Total	$175,239	$43,869	$131,370

Gross intangible assets increased by $25.8 million on a period over period basis. The increase in gross intangible assets is comprised of $3.0 million in final purchase price allocations related to the 2009 acquisitions in the Rigid Industrial Packaging and Services and Paper Packaging segments, $26.7 million in preliminary purchase price allocations related to 2010 acquisitions in the Rigid Industrial Packaging and Services and Flexible Products and Services segments and a $3.9 million decrease due to currency fluctuations both related to the Rigid Industrial Packaging and Services segment. Amortization expense for the six-months ended April 30, 2010 and 2009 was $6.7 million and $5.3 million, respectively. Amortization expense for the next five years is expected to be $17.8 million in 2011, $17.6 million in 2012, $14.4 million in 2013, $12.0 million in 2014 and $11.4 million in 2015.
All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from five to 23 years, except for $12.2 million related to the Tri-Sure trademark, and the tradenames related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.
NOTE 7 — RESTRUCTURING CHARGES
The focus for restructuring activities in 2010 continues to be on business realignment to address the adverse impact resulting from the sharp decline in 2009 business throughout the global economy, acquisition-related integration and further implementation of the Greif Business System. During the first six months of 2010, the Company recorded restructuring charges of $10.8 million, which compares to $47.5 million of restructuring charges during the first six months of 2009. The restructuring activity for the six month period ended April 30, 2010 consisted of $6.7 million in employee separation costs, $0.2 million in asset impairments and $3.9 million in other costs. Three locations within the Rigid Industrial Packaging and Services segment were closed and the total number of employees severed during the first six months of 2010 was eleven. The restructuring activity for the six month period ended April 30, 2009 consisted of $25.1 million in employee separation costs, $11.6 million in asset impairments and $10.8 million in other costs. In addition, during that period there was a restructuring-related inventory charge for $9.3 million recorded in cost of products sold. Thirteen company-owned plants in the Rigid Industrial Packaging and Services segment were closed and the total employees severed during the first six months of 2009 were 1,124.
For each relevant business segment, costs incurred in 2010 are as follows (Dollars in thousands):

	Amounts
	Expected to be	Three months ended	Six months ended	Amounts Remaining
	Incurred	April 30, 2010	April 30, 2010	to be Incurred
Rigid Industrial Packaging and Services
Employee separation costs	$9,602	$2,396	$6,698	$2,904
Asset impairments	238	32	238	—
Professional fees	1,615	1,225	1,225	390
Other restructuring costs	19,258	1,102	2,550	16,708

	30,713	4,755	10,711	20,002
Paper Packaging
Other restructuring costs	113	72	113	—

	113	72	113	—

	$30,826	$4,827	$10,824	$20,002

Total amounts expected to be incurred above are from open restructuring plans which are anticipated to be realized in 2010 and 2011 or plans that are being formulated and have not been announced as of the date of this Form 10-Q.

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2010 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total

Balance at October 31, 2009	$9,239	$6,076	$—	$15,315
Costs incurred and charged to expense	6,698	3,888	238	10,824
Costs paid or otherwise settled	(6,717)	(3,274)	(238)	(10,229)

Balance at April 30, 2010	$9,220	$6,690	$—	$15,910

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

Assets of the Buyer SPE at April 30, 2010 and October 31, 2009 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of April 30, 2010 and October 31, 2009. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated statements of operations for the six month periods ended April 30, 2010 and October 31, 2009 includes interest expense on STA Timber debt of $2.3 million per year and interest income on Buyer SPE investments of $2.4 million per year.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2010	October 31, 2009
$700 Million Credit Agreement	$318,009	$192,494
Senior Notes due 2017	300,000	300,000
Senior Notes due 2019	240,208	241,729
Trade accounts receivable credit facility	108,600	—
Other long-term debt	8,166	4,385

	974,983	738,608
Less current portion	(20,000)	(17,500)

Long-term debt	$954,983	$721,108

$700 Million Credit Agreement
On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5.0 million each quarter-end for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the previous $450 million credit agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of April 30, 2010, $318.0 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement is $20.0 million and the long-term portion is $298.0 million. The weighted average interest rate on the Credit Agreement was 3.14% for the six months ended April 30, 2010 and the interest rate was 3.26% at April 30, 2010.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At April 30, 2010, the Company was in compliance with these covenants.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $303.0 million at April 30, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At April 30, 2010, the Company was in compliance with these covenants.

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
The fair value of these Senior Notes due 2019 was $263.8 million at April 30, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At April 30, 2010, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 6, 2010, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (1.75% at April 30, 2010). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility were used to pay the obligations under the previous trade accounts receivable credit facility (the “Prior Facility”), which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At April 30, 2010, there was $108.6 million outstanding under the Receivables Facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At April 30, 2010, the Company was in compliance with these covenants.
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
Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, at April 30, 2010, the Company had outstanding other debt of $57.1 million, comprised of $8.2 million in long-term debt and $48.9 million in short-term borrowings, compared to other debt outstanding of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings, at October 31, 2009.
At April 30, 2010, the current portion of the Company’s long-term debt was $20.0 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $10.0 million in 2010, $28.2 million in 2011, $288.0 million in 2012, $108.6 million in 2013 and $540.2 million thereafter.
At April 30, 2010 and October 31, 2009, the Company had deferred financing fees and debt issuance costs of $12.9 million and $14.9 million, respectively, which are included in other long-term assets.

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
The three levels of inputs used to measure fair values are as follows:

Level 1 —	Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2 —	Observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of April 30, 2010:

	Fair Value Measurement				Balance sheet
(in thousands)	Level 1	Level 2	Level 3	Total	Location
Cross-Currency Interest Rate Swaps	$—	$8,706	—	$8,706	Other long-term assets
Interest Rate Derivatives	(27)	—	—	$(27)	Other long-term liabilities
Foreign Exchange Hedges	(1,413)	—	—	$(1,413)	Other current liabilities
Energy Hedges	(618)	—	—	$(618)	Other current liabilities

Total*	(2,058)	8,706	—	6,648

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at April 30, 2010 approximate their fair values because of the short-term nature of these items and are not included in this table.

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
During the next six months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive gain of approximately $3.1 million after tax at the time the underlying hedge transactions are realized.

Cross-Currency Interest Rate Swaps
The Company has entered into cross-currency interest rate swaps which are designated as a hedge of a net investment in a foreign operation. Under these agreements, the Company receives interest semi-annually from the counterparties equal to a fixed rate of 6.75% on $200.0 million and pays interest at a fixed rate of 6.25% on €146.6 million. Observable Level 2 inputs are based on the present value of expected future cash flows calculated using foreign exchange rates adjusted for counterparty credit risk. Upon maturity of these swaps on August 1, 2010, and August 1, 2012, the Company will be required to pay €73.3 million to the counterparties and receive $100.0 million from the counterparties on each of these dates. The other comprehensive gain on these agreements was $8.7 million and a loss of $14.6 million at April 30, 2010 and October 31, 2009, respectively.
Interest Rate Derivatives
The Company has interest rate swap agreements with various maturities through 2017. The interest rate swap agreements are used to fix a portion of the interest on the Company’s variable rate debt. Under certain of these agreements, the Company receives interest monthly, and semi-annually from the counterparties equal to LIBOR or a fixed rate and pays interest at LIBOR plus a margin or a fixed rate over the life of the contracts.
The Company has two interest rate derivatives (floating to fixed swaps recorded as cash flow hedges) with a total notional amount of $125 million. Under these agreements, the Company receives a variable interest rate from the counterparty (weighted average of 0.27% at April 30, 2010 and 0.25% at October 31, 2009) and pays a fixed interest rate (weighted average of 1.78% at April 30, 2010 and 2.71% at October 31, 2009).
In the first quarter of 2010, the Company entered into a $100.0 million fixed to floating swap which is recorded as a fair value hedge. Under this agreement, the Company receives interest from the counterparty equal to a fixed rate of 6.75% and pays interest at a variable rate (3.78% at April 30, 2010) on a semi-annual basis.
Foreign Exchange Hedges
At April 30, 2010, the Company had outstanding foreign currency forward contracts in the notional amount of $130.4 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at April 30, 2010 resulted in a loss of $1.5 million recorded in the consolidated statements of operations and a gain of $0.1 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in a loss of $0.1 million recorded in the consolidated statements of operations.
Energy Hedges
The Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. Under these agreements, the Company agrees to purchase natural gas at a fixed price. At April 30, 2010, the notional amount these hedges was $558.9 million ($449.5 million at October 31, 2009). The other comprehensive loss on these agreements was $0.6 million at April 30, 2010 and a loss of $0.6 million at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of operations for the quarter ended April 30, 2010.
Other financial instruments
The estimated fair values of the Company’s long-term debt were $1,001.5 million and $744.9 million compared to the carrying amounts of $975.0 million and $738.6 million at April 30, 2010 and October 31, 2009, respectively. The current portion of the long-term debt was $20.0 million and $17.5 million at April 30, 2010 and October 31, 2009, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.
Non-Recurring Fair Value Measurements
The Company has reviewed its non-financial assets and non-financial liabilities for fair value treatment under the current guidance.

Net Assets Held for Sale
Net assets held for sale are considered level three inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of April 30, 2010, the Company has not recognized impairments related to the net assets held for sale.
Long-Lived Assets
As part of the Company’s restructuring plans following current and future acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level three inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. As of April 30, 2010, the Company recorded $0.2 million of restructuring related expenses associated with impairments related to long-lived assets.
Goodwill
On an annual basis, the Company performs its impairment tests for goodwill as defined under SFAS No. 142, (codified under ASC 350 “Intangibles — Goodwill and Other”). As a result of this review during 2009, the Company concluded that no impairment existed at that time. As of April 30, 2010, the Company has concluded that no impairment exists.
NOTE 11 — STOCK-BASED COMPENSATION
On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (codified under ASC 718 “Compensation — Stock Compensation”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No options have been granted in 2010 and 2009. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). There was no share-based compensation expense recognized under SFAS No. 123(R) for the first six months of 2010 or 2009.
NOTE 12 — INCOME TAXES
The quarterly effective tax rate was 19.1% and (76.4%) in the second quarter of 2010 and 2009, respectively. The year to date effective tax rate was 19.5% and (120.2%) in the first half of 2010 and 2009, respectively. The change in the effective tax rate is primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods.
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
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits. The Company estimates that the range of possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $2.8 million. Actual results may differ materially from this estimate.

The Company’s uncertain tax positions for the six months ended April 30, 2010 were reduced by approximately $1.7 million due to settlement with tax authorities. There were no other significant changes in the Company’s uncertain tax positions for this period.
NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2010	2009	2010	2009
Service cost	$2,293	$1,842	$4,586	$3,684
Interest cost	3,998	4,143	7,996	8,286
Expected return on plan assets	(4,524)	(4,398)	(9,048)	(8,796)
Amortization of prior service cost, initial net asset and net actuarial gain	1,700	288	3,400	576

Net periodic pension costs	$3,467	$1,875	$6,934	$3,750

The Company made $8.6 million in pension contributions in the six months ended April 30, 2010. The Company estimates $17.1 million of pension contributions for the entire 2010 fiscal year.
The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2010	2009	2010	2009
Service cost	$1	$—	$2	$—
Interest cost	283	374	566	748
Amortization of prior service cost and recognized actuarial gain	(251)	(283)	(502)	(566)

Net periodic cost for postretirement benefits	$33	$91	$66	$182

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

The most significant contingencies of the Company relate to environmental liabilities. The following is additional information with respect to these matters.
At April 30, 2010 and October 31, 2009, the Company had recorded liabilities of $31.4 million and $33.4 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At April 30, 2010 and October 31, 2009, the Company had recorded an environmental liability reserves of $17.5 million and $17.9 million, respectively, for its blending facility in Chicago, Illinois; $9.5 million and $10.9 million, respectively, for various European drum facilities acquired in November 2006; and $3.0 million and $3.4 million, respectively, related to our facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.
The Company had no recorded legal liabilities at April 30, 2010 and October 31, 2009. The prior period liability represents asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually material. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.
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
The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2010. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.
NOTE 15 —EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY
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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
April 30, 2010:
Class A Common Stock	128,000,000	42,281,920	24,656,574	17,625,346
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734
October 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,474,773	17,807,147
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	April 30		April 30
	2010	2009	2010	2009
Class A Common Stock:
Basic shares	24,637,648	24,352,826	24,591,389	24,241,605
Assumed conversion of stock options	371,267	270,598	366,969	266,413

Diluted shares	25,008,915	24,623,424	24,958,358	24,508,018

Class B Common Stock:
Basic and diluted shares	22,462,266	22,462,266	22,462,266	22,489,148

No stock options were antidilutive for the three or six-months ended April 30, 2010. There were no stock options that were antidilutive for the three months ended April 30, 2009 and 20,000 stock options that were antidilutive for the six months ended April 30, 2009.
Dividends per share
The following dividends per share were paid during the periods indicated:

	Three Months ended April 30		Six Months ended April 30
	2010	2009	2010	2009
Class A Common Stock	$0.38	$0.38	$0.76	$0.76
Class B Common Stock	$0.57	$0.57	$1.13	$1.13
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
Shareholders’ equity
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first six months of 2010, the Company did not repurchase any shares of Class A Common Stock or Class B Common Stock. As of April 30, 2010, the Company had repurchased 2,833,272 shares, including 1,416,752 shares of Class A Common Stock and 1,416,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2008 through April 30, 2010 was approximately $3.1 million.

NOTE 16 — EQUITY GAINS (LOSSES) OF UNCONSOLIDATED BUSINESSES AND NONCONTROLLING INTERESTS
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
Equity gains (losses) of unconsolidated affiliates
Equity gains (losses) represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity gains (losses) for the six months ended April 30, 2010 and 2009 were $0.1 and ($0.6) million, respectively. There were no dividends received from our equity method subsidiaries for the six months ended April 30, 2010 and $0.5 million received for the six months ended April 30, 2009.
Noncontrolling interests
The Company has noncontrolling interests in various companies. The noncontrolling interests reflect the portion of earnings or losses of majority owned operations which are applicable to the noncontrolling interest partners. Noncontrolling interests for the six months ended April 30, 2010 and 2009 were $3.6 million and $0.4 million, respectively, and were deducted from net income (loss) to arrive at net income (loss) attributable to the Company.
NOTE 17 — COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Net income (loss)	$44,832	$1,546	$71,063	$(272)
Other comprehensive income (loss):
Foreign currency translation adjustment	(75,229)	(9,423)	(92,128)	(38,332)
Changes in fair value of interest rate derivatives, net of tax	784	1,104	1,467	788
Changes in fair value of energy and other derivatives, net of tax	(189)	2,972	(11)	1,917
Minimum pension liability adjustment, net of tax	553	547	943	(591)

Comprehensive income (loss)	$(29,249)	$(3,254)	$(18,666)	$(36,490)

The following is the income tax benefit (expense) for each other comprehensive income (loss) line items:

	Three months ended		Nine months ended
	April 30		April 30
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Income tax benefit (expense):
Changes in fair value of interest rate derivatives, net of tax	(422)	(594)	(790)	(424)
Changes in fair value of energy and other derivatives, net of tax	102	(1,600)	6	(1,032)
Minimum pension liability adjustment, net of tax	(131)	(237)	(228)	323
NOTE 18 — BUSINESS SEGMENT INFORMATION
The Company operates in four business segments: Rigid Industrial Packaging and Services, Flexible Products and Services, Paper Packaging, and Land Management.
Operations in the Rigid Industrial Packaging and Services segment involve the production and sale of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, and services such as blending, filling and other packaging services, logistics and warehousing. These products are manufactured and sold in over 45 countries throughout the world.
Operations in the Flexible Products and Services segment involve the production, global distribution and sale of flexible intermediate bulk containers as well as industrial and consumer multiwall bag products, and related services in the North America market. These products are manufactured in North America, Europe, the Middle East, and Asia and sold throughout the world.
Operations in the Paper Packaging segment involve the production and sale of containerboard (both semi-chemical and recycled), corrugated sheets, corrugated containers and related services. These products are manufactured and sold in North America. Our industrial and consumer multiwall bag products have been reclassified from this segment to our Flexible Products and Services segment.
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 265,950 acres of timber properties in the southeastern United States. The Company also owns approximately 24,950 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2009 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2010	2009	2010	2009
Net sales:		(As Adjusted)		(As Adjusted)
Rigid Industrial Packaging and Services	$636,544	$527,073	$1,201,308	$1,056,589
Flexible Products and Services	50,455	8,447	61,741	19,898
Paper Packaging	147,527	109,617	275,790	228,551
Land Management	2,054	2,760	7,423	9,119

Total net sales	$836,580	$647,897	$1,546,262	$1,314,157

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging and Services	$69,960	$31,323	$127,419	$49,939
Flexible Products and Services	4,014	709	6,530	3,331
Paper Packaging	7,707	6,397	11,447	22,517
Land Management	492	2,425	3,491	5,584

Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs	82,173	40,854	148,887	81,371

Restructuring charges:
Rigid Industrial Packaging and Services	4,718	19,564	10,674	44,738
Paper Packaging	72	731	113	2,583
Land Management	—	—	—	150

Total restructuring charges	4,790	20,295	10,787	47,471

Restructuring-related inventory charges:
Rigid Industrial Packaging and Services	37	7,452	37	9,285

Total restructuring-related inventory charges	37	7,452	37	9,285

Acquisition-related costs:
Rigid Industrial Packaging and Services	941	—	3,803	—
Flexible Products and Services	3,646	—	10,840	—

Total acquisition-related costs	4,587	—	14,643	—

Total operating profit	$72,759	$13,107	$123,420	$24,615

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging and Services	$19,938	$17,576	$41,191	$35,013
Flexible Products and Services	795	181	980	366
Paper Packaging	6,676	6,455	13,810	13,004
Land Management	264	49	1,198	1,135

Total depreciation, depletion and amortization expense	$27,673	$24,261	$57,179	$49,518

	April 30,	October 31,
	2010	2009
		(As Adjusted)
Assets:
Rigid Industrial Packaging and Services	$1,877,430	$1,783,821
Flexible Products and Services	118,255	15,296
Paper Packaging	417,307	402,787
Land Management	270,390	254,856

Total segments	2,683,382	2,456,760

Corporate and other	353,920	367,169

Total assets	$3,037,302	$2,823,929

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Net sales:
North America	$420,907	$361,419	$781,827	$755,360
Europe, Middle East and Africa	288,604	192,374	512,918	374,711
Other	127,069	94,104	251,517	184,086

Total net sales	$836,580	$647,897	$1,546,262	$1,314,157

The following table presents total assets by geographic area (Dollars in thousands):

	April 30,	October 31,
	2010	2009
		(As Adjusted)
Assets:
North America	$1,879,622	$1,826,840
Europe, Middle East and Africa	711,612	601,841
Other	446,068	395,248

Total assets	$3,037,302	$2,823,929

NOTE 19 — SUBSEQUENT EVENTS
On June 8, 2010, the Company terminated its cross-currency interest rate swap. As previously disclosed, the cross-currency interest rate swap was set to mature on August 1, 2010 and August 1, 2012, respectively. In connection with the early termination, the Company received a $26.6 million gross settlement on the transaction which does not have a significant impact on the Company’s earnings.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2010 and October 31, 2009, and for the consolidated statements of operations for the three and six months ended April 30, 2010 and 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”) and our Form 8-K filed on May 27, 2010 (the “May 27 Form 8-K”) to update certain sections of the 2009 Form 10-K to reflect revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the last-in, first-out (“LIFO”) and the first-in, first-out (“FIFO”) inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009. All references in this Form 10-Q to the 2009 Form 10-K also include the financial information and disclosures contained in the May 27 Form 8-K. Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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

OVERVIEW
We operate in four business segments:  Rigid Industrial Packaging and Services; Flexible Products and Services; Paper Packaging; and Land Management.
We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products and polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.
We are a leading global provider of flexible intermediate bulk containers and North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging and Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.
We sell containerboard, corrugated sheets and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Our industrial and consumer multiwall bag products have been reclassified to our Flexible Products and Services segment.
As of April 30, 2010, we owned approximately 265,950 acres of timber properties in the southeastern United States, which were actively managed, and approximately 24,950 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
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
At the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the lower of cost, as determined by the LIFO method of accounting, or market to the lower of cost, as determined by the FIFO method of accounting, or market. We believe that this change is preferable because: (1) the change conforms to a single method of accounting for all of our inventories on a U.S. and global basis, (2) the change simplifies financial disclosures, (3) financial statement comparability and analysis for investors and analysts is improved, and (4) the majority of our key competitors use FIFO. The financial information presented has been adjusted for all prior periods presented as if we had used FIFO instead of LIFO for each reporting period for all of our operations. The change in accounting principle is further discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q.
Net Assets Held for Sale Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment”), at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. Net Assets Held for Sale are further discussed in Note 5 to the Consolidated Financial Statements included in this Form 10-Q.
Goodwill, Other Intangible Assets and Other Long-Lived Assets. Goodwill and indefinite-lived intangible assets are no longer amortized, but instead are periodically reviewed for impairment as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles — Goodwill and Other”). The costs of acquired intangible assets determined to have definite lives are amortized on a straight-line basis over their estimated economic lives of five to 23 years. Our policy is to periodically review other intangible assets subject to amortization and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets. Goodwill and Other Intangible Assets are further discussed in Note 6 to the Consolidated Financial Statements included in this Form 10-Q.
Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 265,950 acres at April 30, 2010, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood saw timber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or sub district. Currently, we have 8 depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timberland, which consisted of approximately 24,950 acres at April 30, 2010, did not have any depletion expense since it is not actively managed at this time.
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
Our reserves for environmental liabilities at April 30, 2010 amounted to $31.4 million, which included reserves of $17.5 million related to one of our blending facilities and $9.5 million related to certain facilities acquired in fiscal year 2007. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.
Environmental expenses were $0.1 million for the three-month and six-month periods ended April 30, 2010 and were insignificant for the three month and six month periods ended April 30, 2009. Environmental cash expenditures were $1.1 million and $0.4 million for the six months ended April 30, 2010 and 2009, respectively.
We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2010. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.
Self-Insurance. We are self-insured for certain of the claims made under our employee medical and dental insurance programs. We had recorded liabilities totaling $3.2 million and $4.0 million of estimated costs related to outstanding claims at April 30, 2010 and October 31, 2009, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis and current payment trends. We record an estimate for the claims incurred but not reported using an estimated lag period based upon historical information, which has been adjusted in the first quarter to reflect a decrease in actual claims paid in 2009 and represents a decrease in total self-insurance reserves by $0.8 million.

We have certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured primarily through our captive insurance subsidiary. We recorded liabilities totaling $21.7 million and $21.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at April 30, 2010 and October 31, 2009, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on our assessment of outstanding claims, historical analysis, actuarial information and current payment trends.
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
We report the sale of surplus and HBU property in our consolidated statements of operations under “gain on disposals of property, plants, and equipment, net” and report the sale of development property under “net sales” and “cost of goods sold.” All HBU and development property, together with surplus property is used by us to productively grow and sell timber until the land is sold.
Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2009 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS
The following comparative information is presented for the three-month and six-month periods ended April 30, 2010 and 2009. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.
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
As discussed in “Critical Accounting Policies,” at the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the LIFO method of accounting to the FIFO method of accounting. The financial information presented in “Results of Operations” has been adjusted for all prior periods presented as if we had used the FIFO method of accounting instead of the LIFO method of accounting for each reporting period for all of our operations. Refer to the May 27 Form 8-K which updated certain sections of the 2009 Form 10-K for revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the LIFO and the FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009.
In the second quarter of 2010, we acquired Storsack Holding GmbH and its subsidiaries (“Storsack”), which is the world’s largest producer of flexible intermediate bulk containers. Based on an analysis of the qualitative and quantitative standards, Storsack’s results are included in a new reporting segment called Flexible Products and Services. Our multiwall bag operations, previously included in the Paper Packaging segment, are also included in Flexible Products and Services. The Industrial Packaging segment has been renamed Rigid Industrial Packaging and Services.
Second Quarter Results
Overview
Net sales increased 29 percent to $836.6 million in the second quarter of 2010 compared to $647.9 million in the second quarter of 2009. The 29 percent increase was due to higher sales volumes (33 percent or 22 percent excluding acquisitions) and foreign currency translation (5 percent), partially offset by lower selling prices (9 percent) due to the pass-through of lower input costs. The $188.7 million increase was due to Rigid Industrial Packaging and Services ($109.4 million increase), Flexible Products and Services ($42.1 million increase) and Paper Packaging ($37.9 million increase), slightly offset by Land Management ($0.7 million decrease).
Operating profit was $72.8 million and $13.1 million in the second quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $82.2 million for the second quarter of 2010 compared to $40.9 million for the second quarter of 2009. The $41.3 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was due to Rigid Industrial Packaging and Services ($38.6 million increase), Flexible Products and Services ($3.3 million increase), Paper Packaging ($1.3 million increase), partially offset by a decrease in Land Management ($1.9 million decrease).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended April 30,	2010	2009
		(As Adjusted)
Net Sales
Rigid Industrial Packaging and Services	$636,544	$527,073
Flexible Products and Services	50,455	8,447
Paper Packaging	147,527	109,617
Land Management	2,054	2,760

Total net sales	$836,580	$647,897

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging and Services	$69,960	$31,323
Flexible Products and Services	4,014	709
Paper Packaging	7,707	6,397
Land Management	492	2,425

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	$82,173	$40,854

Restructuring charges:
Rigid Industrial Packaging and Services	$4,718	$19,564
Paper Packaging	72	731

Restructuring charges	$4,790	$20,295

Restructuring-related inventory charges:
Rigid Industrial Packaging and Services	$37	$7,452
Acquisition-related costs:
Rigid Industrial Packaging and Services	$941	$—
Flexible Products and Services	3,646	—

Acquisition-related costs	$4,587	$—

Operating profit:
Rigid Industrial Packaging and Services	$64,263	$4,307
Flexible Products and Services	368	709
Paper Packaging	7,636	5,666
Land Management	492	2,425

Total operating profit	$72,759	$13,107

Segment Review
Rigid Industrial Packaging and Services
Our Rigid Industrial Packaging and Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging and Services segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.
In this segment, net sales were $636.5 million in the second quarter of 2010 compared to $527.1 million in the second quarter of 2009. The 21 percent increase in net sales was due to higher sales volumes (26 percent, or 21 percent excluding acquisitions) and foreign currency translation (5 percent), partially offset by lower selling prices (10 percent) due to the pass-through of lower input costs.
Operating profit was $64.4 million in the second quarter of 2010 and $4.3 million in the second quarter of 2009. Operating profit before the impact of restructuring charges, restructuring related inventory charges, and acquisition-related costs increased to $70.0 million in the second quarter of 2010 from $31.4 million in the second quarter of 2009. The $38.6 million increase in operating profit before the impact of restructuring charges, restructuring related inventory charges and acquisition-related costs was primarily due to higher sales volumes, margin expansion principally due to lower input costs and the disciplined execution of the Greif Business System, and benefits from permanent cost savings achieved during fiscal 2009. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Flexible Products and Services
Our Flexible Products and Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products and Services segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.
In this segment, net sales were $50.5 million in the second quarter of 2010 compared to $8.4 million in the second quarter of 2009. The increase was primarily due to the acquisition of Storsack during the second quarter of 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment and reclassified to conform to the current year’s presentation.
Operating profit was $0.3 million in the second quarter of 2010 and $0.7 million in the second quarter of 2009. Operating profit before the impact of acquisition-related costs increased to $4.0 million in the second quarter of 2010 from $0.7 million in the second quarter of 2009 as a result of the Storsack acquisition in the second quarter of 2010.

Paper Packaging
Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Restructuring charges.
In this segment, net sales were $147.5 million in the second quarter of 2010 compared to $109.6 million in the second quarter of 2009. The 35 percent increase in net sales was due to higher sales volumes, partially offset by lower selling prices.
Operating profit was $7.6 million and $5.7 million in the second quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges increased to $7.7 million in the second quarter of 2010 from $6.4 million in the second quarter of 2009. The $1.3 million increase in operating profit before the impact of restructuring charges was primarily due to higher sales volumes, partially offset by higher raw material costs and lower selling prices compared to the same period last year. This segment continues to benefit from Greif Business System and specific contingency initiatives.
Land Management
As of April 30, 2010, our Land Management segment consists of approximately 265,950 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 24,950 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $2.1 million and $2.8 million in the second quarter of 2010 and 2009, respectively.
Operating profit was $0.5 million and $2.4 million in the second quarter of 2010 and 2009, respectively. Included in these amounts were profits from the sale of special use properties (surplus, HBU, and development properties) of $0.5 million and $1.3 million in the second quarters of 2010 and 2009, respectively.
Other Income Statement Changes
Cost of Products Sold
Cost of products sold, as a percentage of net sales, decreased to 79.9 percent for the second quarter of 2010 compared to 85.1 percent for the second quarter of 2009. The lower cost of products sold as a percentage of net sales was primarily due to higher net sales which were driven by growth in volumes. Lower raw material costs in the Rigid Industrial Packaging and Services segment on a period over period basis were partially offset by higher raw material costs in the Paper Packaging segment for the second quarter of 2010 compared to the second quarter of 2009. In addition, we achieved permanent cost savings during fiscal 2009 from the execution of our Greif Business System.

Selling, General and Administrative (“SG&A”) Expenses
SG&A expenses were $91.7 million, or 11.0 percent of net sales, in the second quarter of 2010 compared to $65.7 million, or 10.1 percent of net sales, in the second quarter of 2009. The increase in SG&A expenses was primarily due to increases in acquisition-related costs, salaries and benefits including incentive compensation, travel related expenses and foreign currency translation. In 2010, we have also removed the previously implemented salary and hiring freezes and reinstituted our employer 401(k) plan match program.
During the second quarter of 2010, we recorded acquisition-related costs of $3.3 million and post acquisition-related integration costs of $1.3 million. During the first quarter of 2010, we recorded $10.0 million of acquisition-related costs for acquisitions not consummated of which $6.1 million was incurred prior to November 1, 2009, the date on which we adopted SFAS No. 141(R) (codified under ASC 805, “Business Combinations”).
Restructuring Charges
The focus of the 2010 restructuring activities is primarily related to the business realignment, acquisition related integration, and further implementation of Greif Business System. During the second quarter of 2010, we recorded restructuring charges of $4.8 million, consisting of $2.4 million in employee separation costs, $0.1 million in asset impairments and $2.3 million in other costs.
The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of Greif Business System. During the second quarter of 2009, we recorded restructuring charges of $20.3 million, consisting of $11.2 million in employee separation costs, $6.7 million in asset impairments and $2.4 million in other costs.
Gain on Disposal of Properties, Plants and Equipment, Net
During the second quarter of 2010, we recorded a gain on disposal of properties, plants and equipment, net $0.7 million, primarily from the gain of the sale of properties in the Rigid Industrial Packaging and Services segment $0.4 million and the gain on the sale of properties in the Land Management segment $0.3 million. During the second quarter of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $2.2 million, primarily consisting of a $0.5 million gain on the sale of a business in Europe and a $1.3 million gain on the sale of special use properties.
Interest Expense, Net
Interest expense, net was $16.8 million and $13.4 million for the second quarter of 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to a higher amount of average debt outstanding and an increase in our borrowing costs. We refinanced our senior secured credit facility in February 2009 and also issued new senior notes in July 2009, both at higher interest rates.
Debt Extinguishment Charge
In the second quarter of 2009, we completed a new $700 million senior secured credit facilities which replaced an existing $450 million revolving credit facility. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs, was recorded. There were no debt extinguishment charges in 2010.
Other Expense (Income), Net
Other expense, net was $0.9 million and ($1.9) million for the second quarter of 2010 and 2009, respectively. The increase in other expense, net was primarily due to an increase in the fees for the sale of non-United States account receivable as well as foreign exchange remeasurement.

Income Tax Expense (Benefit)
The effective tax rate was 19.1% in the second quarter of 2010 compared to an adjusted effective tax rate of (76.4%) in the second quarter of 2009. The change in the effective tax rate is primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods.
Equity earnings (losses) of Unconsolidated Affiliates, net of tax
During the second quarter of 2010 and 2009, respectively, we recorded a gain of $0.2 million and an insignificant equity loss of unconsolidated affiliates, net of tax.
Noncontrolling Interests
We have noncontrolling interests in various companies. The noncontrolling interests reflect the portion of earnings or losses of majority owned operations which are applicable to the noncontrolling interest partners. During the second quarter of 2010, noncontrolling interests were $2.2 million and were deducted from net income (loss) to arrive at net income (loss) attributable to the Company.
Net Income (Loss)
Based on the foregoing, we recorded net income of $42.6 million for the second quarter of 2010 compared to net income of $1.6 million in the second quarter of 2009.
Year-to-Date Results
Overview
Net sales increased 18 percent (14 percent excluding the impact of foreign currency translation) to $1,546.3 million in the first half of 2010 compared to $1,314.2 million in the first half of 2009. The $232.1 million increase was due to Rigid Industrial Packaging and Services ($144.7 million increase), Flexible Products and Services ($41.9 million increase) and Paper Packaging ($47.2 million increase), slightly offset by Land Management ($1.7 million decrease). The 14 percent constant-currency increase was due to higher sales volumes across all product lines.
Operating profit was $123.5 million and $24.6 million in the first half of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $149.0 million for the first half of 2010 compared to $81.4 million for the first half of 2009. The $67.6 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was principally due to higher operating profit in Rigid Industrial Packaging and Services ($77.4 million increase), Flexible Products and Services ($3.3 million increase), with a decrease in Paper Packaging ($11.0 million decrease) and Land Management ($2.1 million decrease).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the six months ended April 30,	2010	2009
Net Sales
Rigid Industrial Packaging and Services	$1,201,308	$1,056,589
Flexible Products and Services	61,741	19,898
Paper Packaging	275,790	228,551
Land Management	7,423	9,119

Total net sales	$1,546,262	$1,314,157

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and timberland diposals, net:
Rigid Industrial Packaging and Services	$127,419	$49,939
Flexible Products and Services	6,530	3,331
Paper Packaging	11,447	22,517
Land Management	3,491	5,584

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition related costs, net:	$148,887	$81,371

Restructuring charges:
Rigid Industrial Packaging and Services	$10,674	$44,738
Paper Packaging	113	2,583
Land Management	—	150

Restructuring charges	$10,787	$47,471

Restructuring-related inventory charges:
Rigid Industrial Packaging and Services	$37	$9,285
Acquisition-related costs:
Rigid Industrial Packaging and Services	$3,803	$—
Flexible Products and Services	10,840	—

Acquisition-related costs	$14,643	$—

Operating profit (loss):
Rigid Industrial Packaging and Services	$112,905	$(4,084)
Flexible Products and Services	(4,310)	3,331
Paper Packaging	11,334	19,934
Land Management	3,491	5,434

Total operating profit	$123,420	$24,615

Segment Review
Rigid Industrial Packaging and Services
Our Rigid Industrial Packaging and Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging and Services segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily steel, resin and containerboard;
•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;
•	Restructuring charges;
•	Contributions from recent acquisitions;
•	Divestiture of business units; and
•	Impact of foreign currency translation.
In this segment, net sales increased to $1,201.3 million in the first half of 2010 compared to $1,056.6 million in the first half of 2009 — an increase of 14 percent excluding the impact of foreign currency translation. The increase in net sales was primarily attributable to the higher sales volumes in most of the Rigid Industrial Packaging and Services businesses.
Operating profit (loss) was $112.9 million in the first half of 2010 compared to $(4.0) million in the first half of 2009. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs increased to $127.4 million in the first half of 2010 compared to $50.0 million in the first half of 2009. The increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs included $10.7 million of restructuring charges and $3.8 million of acquisition-related costs.
Flexible Products and Services
Our Flexible Products and Services segment offers a comprehensive line of flexible industrial packaging products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products and Services segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.
In this segment, net sales were $61.8 million in the first half of 2010 compared to $19.9 million in the first half of 2009. The increase was primarily due to the acquisition of Storsack during the second quarter of 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment and reclassified to conform to the current year’s presentation.
Operating profit (loss) was $(4.3) million in the first half of 2010 and $3.3 million in the first half of 2009. Operating profit before the impact of acquisition-related costs increased to $6.6 million in the first half of 2010 from $3.3 million in the first half of 2009 as a result of the Storsack acquisition in the second quarter of 2010.
Paper Packaging
Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily old corrugated containers;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System; and
•	Restructuring charges.

In this segment, net sales were $275.8 million in the first half of 2010 compared to $228.6 million in the first half of 2009. The increase in net sales was principally due to strong volume recovery in the second quarter of 2010 compared to second quarter of 2009.
Operating profit was $11.4 million and $19.9 million in the first half of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges decreased to $11.5 million in the first half of 2010 compared to $22.5 million in the first half of 2009. The decrease in operating profit before the impact of restructuring charges was primarily due to higher raw material costs, especially old corrugated containers.
Land Management
Our Land Management segment consists of approximately 265,950 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 24,950 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand
•	Gains (losses) on sale of timberland; and
•	Sale of special use properties (surplus, HBU, and development properties).
Net sales were $7.4 million in the first half of 2010 and $9.1 million in the first half of 2009.
Operating profit was $3.5 million and $5.4 million in the first half of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges was $3.5 million in the first half of 2010 compared to $5.6 million in the first half of 2009. Included in these amounts were profits from the sale of special use properties of $0.7 million in the first half of 2010 and $1.3 million in the first half of 2009.
Other Income Statement Changes
Cost of Products Sold
The cost of products sold, as a percentage of net sales, was 80.2 percent for the first half of 2010 compared to 85.4 percent for the first half of 2009. The lower cost of products sold as a percentage of net sales was primarily due to higher net sales which were driven by growth in volumes. Lower raw material costs in the Rigid Industrial Packaging and Services segment on a period over period basis were partially offset by higher raw material costs in the Paper Packaging segment for the first half of 2010 compared to the first half of 2009. In addition, we achieved permanent cost savings during fiscal 2009 from the execution of our Greif Business System.
SG&A Expenses
SG&A expenses were $174.0 million, or 11.3 percent of net sales, in the first half of 2010 compared to $124.1 million, or 9.4 percent of net sales, in the first half of 2009. The increase in SG&A expense as a percent of sales was primarily due to increases in acquisition-related costs, salaries and benefits including incentive compensation and travel related expenses and foreign currency translation. In 2010 we have also removed the previously implemented salary and hiring freezes and reinstituted our employer 401(k) plan match program.
During the first half of 2010, we recorded acquisition-related and post acquisition-related integration costs of $14.6 million. During the first half of 2009, these costs were capitalized as part of the purchase price of the acquisition.
Restructuring Charges
During the first half of 2010, we recorded restructuring charges of $10.8 million, consisting of $6.7 million in employee separation costs, $0.2 million in asset impairments and $3.9 million in other costs. The focus of the 2010 restructuring activities is on continued business realignment due to the economic downturn and further implementation of the Greif Business System.

During the first half of 2009, we recorded restructuring charges of $47.5 million, consisting of $27.2 million in employee separation costs, $11.6 million in asset impairments and $8.7 million in other costs. The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of the Greif Business System.
In addition, during the second quarter of 2009, we recorded $7.5 million of restructuring-related inventory charges as a cost of products sold in our Rigid Industrial Packaging and Services segment related to excess inventory adjustment primarily at two closed facilities in Asia.
Gain on Disposal of Properties, Plants, and Equipment, Net
During the first half of 2010, we recorded a gain on disposal of properties, plants and equipment, net of $2.0 million, primarily consisting of a $1.1 million gain on the sale properties in North America, $0.7 million gain from the sale of special use properties (surplus, HBU, and development properties), and $0.2 million gain from other locations. During the first half of 2009, we recorded a gain on disposal of properties, plants and equipment, net of $4.6 million, primarily consisting of a $2.8 million gain on the sale properties in North America and a business in Europe as well as $1.6 million gain from the sale of special use properties (surplus, HBU, and development properties).
Interest Expense, Net
Interest expense, net was $31.6 million and $25.6 million for the first half of 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and an increase in our borrowing costs.
Debt Extinguishment Charge
In the first half of 2009, we completed a new $700 million senior secured credit facilities which replaced an existing $450 million revolving credit facility. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs was recorded. There were no debt extinguishment charges in 2010.
Other Expense (income), Net
Other expense, net during first half of 2010 was $3.7 million compared to other income, net during the first half of 2009 was $0.2 million. The increase in other expense, net was primarily due to an increase in fees for the sale of non-United States account receivable and foreign exchange remeasurement.
Income Tax Expense (Benefit)
The effective tax rate was 19.5% and (120.2%) in the first half of 2010 and 2009, respectively. The higher effective tax rate resulted from a change in the mix of income to outside the United States in the first half 2010 compared to the same period last year.
Equity earnings (losses) of Unconsolidated Affiliates, net of tax
Equity earnings of affiliates of unconsolidated affiliates, net of tax were $0.1 million and $(0.6) million in the first half of 2010 and the first half of 2009, respectively.
Noncontrolling Interests
We have noncontrolling interests in various companies. The noncontrolling interests reflect the portion of earnings or losses of majority owned operations which are applicable to the noncontrolling interest partners. Noncontrolling interests were $3.6 million during the first half of 2010 and $0.5 million during the first half of 2009, respectively, and were deducted from net income (loss) to arrive at net income (loss) attributable to the Company.

Net Income (Loss)
Based on the foregoing, we recorded net income of $67.5 million for the first half of 2010 compared to net loss of ($0.7) million in the first half of 2009.
BALANCE SHEET CHANGES
Accounts receivable increased $81.2 million from October 31, 2009 to April 30, 2010 primarily due to higher sales activity, acquisitions in our Rigid Industrial Packaging and Services segment and Flexible Products and Services segment, and foreign currency translation.
Inventories increased $64.1 million from October 31, 2009 to April 30, 2010 primarily due to acquisitions in our Rigid Industrial Packaging and Services segment and Flexible Products and Services segment, higher steel and resin costs, and growth in our Asia Pacific region.
Goodwill increased $25.0 million from October 31, 2009 to April 30, 2010 due to acquisitions in the Rigid Industrial Packaging and Services segment and Flexible Products and Services segment, a contingent purchase price payment related to a 2008 Rigid Industrial Packaging and Services segment acquisition and final purchase price adjustments from our 2009 acquisitions less foreign currency translation adjustments.
Other long-term assets decreased $13.2 million from October 31, 2009 to April 30, 2010 primarily related to a reduction in our long-term deferred tax assets.
Property, plant and equipment increased $59.2 million from October 31, 2009 to April 30, 2010 primarily due to assets acquired through acquisitions and additional capital projects.
Accounts payable decreased $10.9 million from October 31, 2009 to April 30, 2010 due to seasonality factors and timing of payments which was partially offset by foreign currency translation.
Accrued payroll and employee benefits decreased $12.7 million primarily due to lower headcount, reduced bonus and incentive accruals and the payout of the 2009 incentive compensation arrangements.
Long-term debt increased $233.9 million through the $700 million credit facility and the trade accounts receivable credit facility to finance acquisition funding, payment of dividends, and continued capital expenditures.
Other long-term liabilities decreased $18.9 million from October 31, 2009 to April 30, 2010 primarily due to the revaluation of a cross-currency swap.
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
Capital Expenditures
During the first six months of 2010, we invested $64.6 million in capital expenditures, excluding timberland purchases of $16.6 million, compared with capital expenditures of $53.5 million, excluding timberland purchases of $0.6 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases, will be approximately $130 million in 2010. The expenditures will primarily be to replace and improve equipment.

Business Acquisitions and Divestitures
During the first six months of 2010, we acquired one European rigid industrial packaging company, one European flexible products company, and made a contingent purchase price payment related to 2008 acquisition. This rigid industrial packaging acquisition complemented our current businesses and provides growth opportunities in Scandinavia. The flexible products acquisition expands us into a new product offering. The aggregate purchase price for the two 2010 acquisitions was less than $150 million.
There were $14.6 million of acquisition-related costs recognized in the six months period ended April 30, 2010 included in selling, general and administrative expenses. This amount includes $13.3 million for acquisition costs previously capitalized as part of the purchase price of acquisitions of which $6.1 million was incurred prior to November 1, 2009, the date on which we adopted SFAS No. 141(R) (codified under ASC 805, “Business Combinations”). In addition, we recorded post acquisition-related integration costs of $1.3 million which represents costs associated with integrating acquired companies such as GBS initiatives, sourcing and supply chain initiatives, finance and administrative reorganizations, and other general costs.
Borrowing Arrangements
Credit Agreements
We have a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both maturing in February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million per quarter for the first four quarters, $5.0 million per quarter for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. There was $318.0 million outstanding under the Credit Agreement at April 30, 2010.
The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At April 30, 2010, we were in compliance with the covenants under the Credit Agreement.
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
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2010, we were in compliance with these covenants.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2010, we were in compliance with these covenants.
See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2010. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London InterBank Offered Rate, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At April 30, 2010, $108.6 million was outstanding under the Receivables Facility. See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (codified under ASC 860 “Transfers and Servicing”), and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $167.1 million at April 30, 2010. At April 30, 2010, total accounts receivable of $127.8 million were sold under the various RPAs.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $1.6 million for the three months ended April 30, 2010. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements. See Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at April 30, 2010, we had outstanding other debt of $57.1 million, comprised of $8.2 million in long-term debt and $48.9 million in short-term borrowings.
At April 30, 2010, annual maturities, including current portion, of our long-term debt under our various financing arrangements were $10.0 million in 2010, $28.2 million in 2011, $288.0 million in 2012, $108.6 million in 2013 and $540.2 million thereafter.
At April 30, 2010 and October 31, 2009, we had deferred financing fees and debt issuance costs of $12.9 million and $14.9 million, respectively, which are included in other long-term assets.
In the first quarter of 2010, we entered into a $100.0 million fixed to floating swap. Under this agreement, we receive interest from the counterparty equal to a fixed rate of 6.75% and pay interest at a variable rate (3.781% at April 30, 2010) on a semi-annual basis.
Contractual Obligations
As of April 30, 2010, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
		Less than
	Total	1 year	1- 3 years	3-5 years	After 5 years
Long-term debt	$1,330.2	$26.1	$552.5	$79.3	$672.3
Current portion of long-term debt	20.0	10.0	10.0	—	—
Short-term borrowing	51.3	50.1	1.2	—	—
Capital lease obligations	0.4	0.1	0.2	0.1	—
Operating leases	7.6	1.3	3.9	2.0	0.4
Liabilities held by special purpose entities	67.2	1.1	4.5	2.2	59.4

Total	$1,476.7	$88.7	$572.3	$83.6	$732.1

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
Significant Nonstrategic Timberland Transactions
In connection with a 2005 timberland transaction with Plum Creek Timberlands, L.P. (“Plum Creek”), Soterra LLC (one of our wholly-owned subsidiaries) received cash and a $50.9 million purchase note payable by an indirect subsidiary of Plum Creek (the “Purchase Note”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly-owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”). STA Timber has issued in a private placement 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time. See Note 8 to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding these transactions.
RECENT ACCOUNTING STANDARDS
In December 2007, the FASB issued SFAS No. 141(R), (codified under ASC 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) applies to any acquisition entered into on or after November 1, 2009. We adopted the new guidance beginning on November 1, 2009, which impacted our financial position, results of operations, cash flows and related disclosures.
In December 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” (codified under ASC 810 “Consolidation”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of SFAS No. 160 are to be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation — Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. We are in process of evaluating the impact that the adoption of the guidance may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (not yet codified) The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact that the adoption of the guidance may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (not yet codified). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 167 may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728
February 2010	—		—	1,166,728
March 2010	—		—	1,166,728
April 2010	—		—	1,166,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728
February 2010	—		—	1,166,728
March 2010	—		—	1,166,728
April 2010	—		—	1,166,728

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2010, the maximum number of shares that may yet be purchased is 1,166,728, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit
No.		Description of Exhibit
10	(p)
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

10	(r)
Receivables Purchase Agreement dated October 31, 2003, among Greif Receivables Funding LLC (as seller), Greif, Inc. (as originator and servicer), Greif Containers Inc. (as originator), Scaldis Capital LLC (as purchaser) and Fortis Bank S.A./N.V. (as administrative agent).

10	(y)
Sale and Contribution Agreement dated as of October 31, 2003, by and among Greif, Inc., Greif Containers Inc., Great Lakes Corrugated Corp. (collectively as sellers) and Greif Receivables Funding LLC (as purchaser).

10	(bb)
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
99.1
Third Amendment dated as of May 10, 2010 to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)
Date: June 9, 2010	/s/ Donald S. Huml
Donald S. Huml,
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)