Form 10-Q
period 2010-07-31
GREIF INC
filed 2010-09-09
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on August 31, 2010:

Class A Common Stock	24,742,974 shares
Class B Common Stock	22,412,266 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2010	2009	2010	2009
		(As Adjusted)[1]		(As Adjusted)[1]
Net sales	$921,333	$717,567	$2,467,595	$2,031,724
Cost of products sold	730,294	578,140	1,970,328	1,700,636

Gross profit	191,039	139,427	497,267	331,088

Selling, general and administrative expenses (2)	90,461	67,374	264,511	191,503
Restructuring charges	9,779	10,277	20,566	57,748
Gain on disposal of properties, plants and equipment, net	(4,875)	(5,256)	(6,904)	(9,810)

Operating profit	95,674	67,032	219,094	91,647

Interest expense, net	15,935	12,125	47,582	37,727
Debt extinguishment charge	—	—	—	782
Other expense, net	713	4,245	4,372	4,075

Income before income tax expense and equity earnings (losses) of unconsolidated affilitates, net	79,026	50,662	167,140	49,063

Income tax expense	14,408	11,489	31,590	9,567
Equity earnings (loss) of unconsolidated affiliates, net of tax	3,141	374	3,272	(221)

Net income	67,759	39,547	138,822	39,275
Net income attributable to noncontrolling interests	1,784	1,736	5,394	2,183

Net income attributable to Greif, Inc.	$65,975	$37,811	$133,428	$37,092

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.13	$0.65	$2.29	$0.64
Class B Common Stock	$1.70	$0.98	$3.43	$0.96

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.12	$0.65	$2.28	$0.64
Class B Common Stock	$1.70	$0.98	$3.43	$0.96
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

(2)
In the first quarter of 2010, the Company adopted Statement of Financial Accounting “SFAS” No. 141(R) (codified under Accounting Standards Codification “ASC” 805, “Business Combinations”), which requires it to expense acquisition costs in the period incurred. Previously, these costs were capitalized as part of the purchase price of the acquisition. Under this guidance, the Company recorded $2.8 million and $16.1 million of expenses in the three-month and nine-month periods ended July 31, 2010. The nine-month period ended July 31, 2010 included $6.1 million for acquisition costs incurred prior to November 1, 2009 that were previously accumulated to the consolidated balance sheet for acquisitions not consummated by October 31, 2009. Refer to Note 1 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	July 31, 2010	October 31, 2009
		(As Adjusted)[1]
Current assets
Cash and cash equivalents	$84,174	$111,896
Trade accounts receivable, less allowance of $13,117 in 2010 and $12,510 in 2009	464,778	337,054
Inventories	353,030	238,851
Deferred tax assets	14,465	19,901
Net assets held for sale	24,789	31,574
Prepaid expenses and other current assets	137,480	105,904

	1,078,716	845,180

Long-term assets
Goodwill	661,095	592,117
Other intangible assets, net of amortization	150,713	131,370
Assets held by special purpose entities	50,891	50,891
Other long-term assets	100,361	112,092

	963,060	886,470

Properties, plants and equipment
Timber properties, net of depletion	215,184	197,114
Land	115,933	120,667
Buildings	374,485	380,816
Machinery and equipment	1,195,787	1,148,406
Capital projects in progress	135,289	70,489

	2,036,678	1,917,492
Accumulated depreciation	(861,196)	(825,213)

	1,175,482	1,092,279

Total assets	$3,217,258	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)
In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2010	October 31, 2009
		(As Adjusted)[1]
Current liabilities
Accounts payable	$380,890	$335,816
Accrued payroll and employee benefits	72,318	74,475
Restructuring reserves	17,793	15,315
Current portion of long-term debt	20,000	17,500
Short-term borrowings	50,958	19,584
Other current liabilities	138,304	99,407

	680,263	562,097

Long-term liabilities
Long-term debt	948,626	721,108
Deferred tax liabilities	158,033	161,152
Pension liabilities	79,366	77,942
Postretirement benefit obligations	26,527	25,396
Liabilities held by special purpose entities	43,250	43,250
Other long-term liabilities	111,877	126,392

	1,367,679	1,155,240

Shareholders’ equity
Common stock, without par value	105,070	96,504
Treasury stock, at cost	(117,447)	(115,277)
Retained earnings	1,271,435	1,206,614
Accumulated other comprehensive loss:
- foreign currency translation	(19,903)	(6,825)
- interest rate derivatives	(1,449)	(1,484)
- energy and other derivatives	(93)	(391)
- minimum pension liabilities	(78,467)	(79,546)

Toal Greif, Inc. shareholders’ equity before noncontrolling interests	1,159,146	1,099,595

Noncontrolling interests	10,170	6,997

Total shareholders’ equity	1,169,316	1,106,592

Total liabilities and shareholders’ equity	$3,217,258	$2,823,929

See accompanying Notes to Consolidated Financial Statements

(1)
In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis. Refer to Note 4 presented in the Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the nine months ended July 31,	2010	2009
		(As Adjusted)[1]
Cash flows from operating activities:
Net income	$138,822	$39,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	84,927	74,562
Asset impairments	2,356	13,332
Deferred income taxes	2,317	(5,182)
Gain on disposals of properties, plants and equipment, net	(6,904)	(9,810)
Equity (earnings) losses of unconsolidated affiliates	(3,272)	221
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(83,713)	78,577
Inventories	(92,845)	118,947
Prepaid expenses and other current assets	(21,144)	2,933
Accounts payable	(71,330)	(167,506)
Accrued payroll and employee benefits	1,774	(33,727)
Restructuring reserves	2,478	3,459
Other current liabilities	29,981	(29,382)
Pension and postretirement benefit liabilities	2,555	(3,394)
Other long-term assets, other long-term liabilities and other	31,773	6,999

Net cash provided by operating activities	17,775	89,304

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(152,739)	(32,999)
Purchases of properties, plants and equipment	(101,046)	(81,400)
Purchases of timber properties	(19,500)	(600)
Proceeds from the sale of properties, plants, equipment and other assets	13,034	14,806
Purchases of land rights and other	—	(9,588)

Net cash used in investing activities	(260,251)	(109,781)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,497,953	2,738,793
Payments on long-term debt	(2,259,612)	(2,629,675)
Proceeds from short-term borrowings, net	20,554	1,125
Dividends paid	(68,607)	(65,864)
Acquisitions of treasury stock and other	(2,696)	(3,145)
Exercise of stock options	1,164	747
Settlement of derivatives	29,248	—
Debt issuance cost	—	(13,124)

Net cash provided by financing activities	218,004	28,857

Effects of exchange rates on cash	(3,250)	(337)

Net increase (decrease) in cash and cash equivalents	(27,722)	8,043
Cash and cash equivalents at beginning of period	111,896	77,627

Cash and cash equivalents at end of period	$84,174	$85,670

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
July 31, 2010
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2010 and October 31, 2009 and the consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 2010 and 2009 of Greif, Inc. and subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company and all wholly-owned and majority-owned subsidiaries.
The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2009 (the “2009 Form 10-K”) and the Company’s Form 8-K filed on May 27, 2010 (the “May 27 Form 8-K”) to update certain sections of the 2009 Form 10-K to reflect revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the last-in, first-out (“LIFO”) and the first-in, first-out (“FIFO”) inventory accounting methods to the FIFO method for all the Company’s businesses effective November 1, 2009. All references in this Form 10-Q to the 2009 Form 10-K also include the financial information and disclosures contained in the May 27 Form 8-K. Note 1 of the “Notes to Consolidated Financial Statements” from the 2009 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of Management, all adjustments necessary for fair presentation of the consolidated financial statements have been included. Except as disclosed elsewhere in this Form 10-Q, all such adjustments are of a normal and recurring nature.
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
Newly Adopted Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), (codified under Accounting Standards Codification (“ASC”) 805 “Business Combinations”), which replaces SFAS No. 141. The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. SFAS No. 141(R) applies to any acquisition entered into on or after November 1, 2009. The Company adopted the new guidance beginning on November 1, 2009, which impacted the Company’s financial position, results of operations or cash flows and related disclosures.

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
In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) (codified under ASC 715 “Compensation – Retirement Benefits”), to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to SFAS No. 157, “Fair Value Measurements.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (codified under ASC 860 “Transfers and Servicing”). The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of the guidance may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified under ASC 810 “Consolidation”). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact that the adoption of SFAS No. 167 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS
During the first nine months of 2010, the Company completed acquisitions of three rigid industrial packaging companies and two flexible products companies and made a contingent purchase price payment related to a 2008 rigid industrial packaging acquisition. The five 2010 acquisitions consisted of the acquisition of a European rigid industrial packaging company in November 2009, an Asian rigid industrial packaging company in June 2010, a North American drum reconditioning company in July 2010, and two European flexible products companies, one in February and the other in June 2010. The aggregate purchase price for the five 2010 acquisitions was less than $200 million. The European and Asian rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning and flexible products acquisitions expand the Company’s product and service offerings.

During 2009, the Company completed acquisitions of five rigid industrial packaging companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of two North American rigid industrial packaging companies in February 2009, the acquisition of a North American rigid industrial packaging company in June 2009, the acquisition of a rigid industrial packaging company in Asia in July 2009, the acquisition of a South American rigid industrial packaging company in October 2009, and the acquisition of a 75 percent interest in a North American paper packaging company in October 2009. These rigid industrial packaging and paper packaging acquisitions complemented the Company’s existing product lines and provided growth opportunities and economies of scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net assets acquired were $23.5 million (including $8.4 million of accounts receivable and $4.4 million of inventory) and liabilities assumed were $20.7 million. Identifiable intangible assets, with a combined fair value of $34.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $53.5 million was recorded as goodwill. The final allocation of the purchase prices may differ due to additional refinements in the fair values of the net assets acquired as well as the execution of consolidation plans to eliminate duplicate operations, in accordance with SFAS No. 141, “Business Combinations.” This is due to the valuation of certain other assets and liabilities that are subject to refinement and therefore the actual fair value may vary from the preliminary estimates. Adjustments to the acquired net assets resulting from final valuations are not expected to be significant. The Company is finalizing certain closing date adjustments with the sellers, as well as the allocation of income tax adjustments.
The Company implemented a restructuring plan for one of the 2009 acquisitions above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily included exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. In connection with these restructuring activities, as part of the cost of the above acquisition, the Company established reserves, primarily for excess facilities, in the amount of $1.7 million, of which $0.8 million remains in the restructuring reserve at July 31, 2010.
Had the transactions occurred on November 1, 2008, results of operations would not have differed materially from reported results.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) dated October 28, 2004 between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Spain SA and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. The RPA was amended on October 28, 2005 to include receivables originated by Greif Portugal Lda, also an indirect wholly-owned subsidiary of Greif, Inc. In addition, on October 28, 2005, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) with Greif Italia S.P.A., agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The RPA was amended April 30, 2007 to include receivables originated by Greif Packaging Belgium NV, Greif Packaging France SAS and Greif Packaging Spain SA, all wholly-owned subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold under the RPA and the Italian RPA is €115 million ($149.5 million) at July 31, 2010.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million) at July 31, 2010.
In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.7 million) at July 31, 2010.

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
At July 31, 2010 and October 31, 2009, €85.3 million ($110.8 million) and €77.0 million ($114.0 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At July 31, 2010 and October 31, 2009, 8.1 million Singapore Dollars ($5.9 million) and 5.6 million Singapore Dollars ($4.0 million), respectively, of accounts receivable were sold under the Singapore RPA. At July 31, 2010 and October 31, 2009, 18.1 million Brazilian Reais ($10.2 million) and 13.3 million Brazilian Reais ($7.6 million), respectively, of accounts receivable were sold under the Brazil Agreements. At July 31, 2010 and October 31, 2009, 6.6 million Malaysian Ringgits ($2.1 million) and 6.3 million Malaysian Ringgits ($1.8 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations.
Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €0.8 million ($1.0 million) and €0.8 million ($1.2 million) for the three months ended July 31, 2010 and 2009, respectively; and €2.2 million ($2.9 million) and €2.9 million ($3.9 million) for the nine months ended July 31, 2010 and 2009, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) and 0.1 million Singapore Dollars ($0.1 million) for the three months ended July 31, 2010 and 2009, respectively; and 0.3 million Singapore Dollars ($0.3 million) and 0.3 million Singapore Dollars ($0.2 million) for the nine months ended July 31, 2010 and 2009, respectively.
Expenses associated with the Brazil Agreements totaled 1.2 million Brazilian Reais ($0.7 million) and 0.9 million Brazilian Reais ($0.4 million) for the three months ended July 31, 2010 and 2009, respectively; and 3.3 million ($1.9 million) and 1.4 million ($0.7 million) for the nine months ended July 31, 2010 and 2009, respectively.
Expenses associated with the Malaysian Agreements were insignificant for the three months ended July 31, 2010 and 2009; and 0.1 million Malaysian Ringgits ($0.1 million) for the nine months ended July 31, 2010 and were insignificant for the nine months ended July 31, 2009.
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
NOTE 4 — INVENTORIES
On November 1, 2009, the Company elected to adopt the FIFO method of inventory valuation for all locations, whereas in all prior years inventory for certain U.S. locations was valued using the LIFO method. The Company believes that the FIFO method of inventory valuation is preferable because (i) the change conforms to a single method of accounting for all of the Company’s inventories on a U.S. and global basis, (ii) the change simplifies financial disclosures, (iii) financial statement comparability and analysis for investors and analysts is improved, and (iv) the majority of the Company’s key competitors use FIFO. The comparative consolidated financial statements of prior periods presented have been adjusted to apply the new accounting method retrospectively. The change in accounting principle is reported through retrospective application as described in ASC 250, “Accounting Changes and Error Corrections.”

The following consolidated statement of operations line items for the three and nine-month periods ended July 31, 2009 were affected by the change in accounting principle (Dollars in thousands):

	For the three months ended July 31, 2009			For the nine months ended July 31, 2009
	As Originally			As Originally
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted
Cost of products sold	$575,018	$3,122	$578,140	$1,674,538	$26,098	$1,700,636
Gross profit	142,549	(3,122)	139,427	357,186	(26,098)	331,088
Operating profit	70,154	(3,122)	67,032	117,745	(26,098)	91,647
Income tax expense	12,691	(1,202)	11,489	19,617	(10,050)	9,567
Net income attributable to Greif, Inc.	$39,731	$(1,920)	$37,811	$53,139	$(16,047)	$37,092
The following consolidated balance sheet line items at October 31, 2009 were affected by the change in accounting principle (Dollars in thousands):

	As Originally
	Reported	Adjustments	As Adjusted
Inventory	$227,432	$11,419	$238,851

Total assets	$2,812,510	$11,419	$2,823,929

Deferred tax liabilities	$156,755	$4,397	$161,152

Total liabilities	$1,712,940	$4,397	$1,717,337

Retained earnings	$1,199,592	$7,022	$1,206,614

Total liabilities and shareholders’ equity	$2,812,510	$11,419	$2,823,929

NOTE 5 — NET ASSETS HELD FOR SALE
Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (codified under ASC 360 “Property, Plant, and Equipment”). As of July 31, 2010 and October 31, 2009, there were thirteen and fourteen facilities held for sale, respectively. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The Company reviews goodwill and indefinite-lived intangible assets for impairment as required by SFAS No. 142 “Goodwill and Other Intangible Assets” (codified under ASC 350 “Intangibles — Goodwill and Other”), either annually or when events and circumstances indicate an impairment may have occurred. The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2010 (Dollars in thousands):

	Rigid Industrial Packaging	Flexible Products
	& Services	& Services	Paper Packaging	Land Management	Total
Balance at October 31, 2009	$530,717	$—	$61,400	$—	$592,117
Goodwill acquired	37,372	42,013	—	150	79,535
Goodwill adjustments	6,481	—	(1,075)	—	5,406
Currency translation	(15,963)	—	—	—	(15,963)

Balance at July 31, 2010	$558,607	$42,013	$60,325	$150	$661,095

The goodwill acquired of $79.5 million consisted of preliminary goodwill related to acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. The goodwill adjustments increased goodwill by $5.4 million and consisted of a $3.4 million contingent payment relating to a 2008 acquisition, with the balance related to purchase price adjustments for nine of the 2009 acquisitions.

The detail of other intangible assets by class as of July 31, 2010 and October 31, 2009 are as follows (Dollars in thousands):

	Gross	Accumulated	Net Intangible
	Intangible Assets	Amortization	Assets
October 31, 2009:
Trademark and patents	$35,081	$15,457	$19,624
Non-compete agreements	18,842	6,143	12,699
Customer relationships	110,298	17,190	93,108
Other	11,018	5,079	5,939

Total	$175,239	$43,869	$131,370

July 31, 2010:
Trademark and patents	$39,868	$16,640	$23,228
Non-compete agreements	18,630	6,796	11,834
Customer relationships	131,954	23,771	108,183
Other	13,340	5,872	7,468

Total	$203,792	$53,079	$150,713

Gross intangible assets increased by $28.5 million for the nine-month period ended July 31, 2010. The increase in gross intangible assets consisted of $3.0 million in final purchase price allocations related to the 2009 acquisitions in the Rigid Industrial Packaging & Services and Paper Packaging segments, $29.9 million in preliminary purchase price allocations related to 2010 acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments and a $4.4 million decrease due to currency fluctuations both related to the Rigid Industrial Packaging & Services and to the Flexible Products & Services segment. Amortization expense for the nine months ended July 31, 2010 and 2009 was $10.0 million and $8.0 million, respectively. Amortization expense for the next five years is expected to be $18.1 million in 2011, $17.8 million in 2012, $14.2 million in 2013, $12.3 million in 2014 and $11.7 million in 2015.
All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 23 years, except for $12.4 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.
NOTE 7 — RESTRUCTURING CHARGES
During the first nine months of 2010, the Company recorded restructuring charges of $20.7 million, which compares to $57.7 million of restructuring charges during the first nine months of 2009. The restructuring activity for the nine month period ended July 31, 2010 consisted of $11.4 million in employee separation costs, $2.3 million in asset impairments and $6.9 million in other costs. In addition, during that period there was a restructuring-related inventory charge of $0.1 million recorded in cost of products sold. During the first nine months of 2010, five locations within the Rigid Industrial Packaging & Services and two locations within the Paper Packaging segments were closed and the total number of employees severed was 163. The restructuring activity for the nine month period ended July 31, 2009 consisted of $29.8 million in employee separation costs, $14.6 million in asset impairments and $13.3 million in other costs. In addition, during that period there was a restructuring-related inventory charge for $10.1 million recorded in cost of products sold. During the nine months of 2009, sixteen company-owned plants in the Rigid Industrial Packaging & Services segment were closed and the total number of employees severed was 1,178.
During the three months ended July 31, 2010, the Company recorded restructuring charges of $9.8 million, consisting of $4.7 million in employee separation costs, $2.1 million in asset impairments, $1.1 million in professional fees, and $1.9 million in other costs. In addition, the Company recorded $0.1 million in restructuring related inventory charges in cost of products sold. During this period, two company owned plants in the Rigid Industrial Packaging & Services segment and two company owned plants in the Paper Packaging segment were closed and the total number of employees severed was 104. During the three months ended July 31, 2009, the Company recorded restructuring charges of $10.3 million, consisting of $4.7 million in employee separation costs, $1.7 million in asset impairments and $3.9 million in other costs. In addition, the Company recorded $0.9 million in restructuring related inventory charges in cost of products sold. During the three months of 2009, three company owned plants in the Rigid Industrial Packaging & Services segment were closed and the total number employees severed was 54.

For each relevant business segment, costs incurred in 2010 are as follows (Dollars in thousands):

		Three months
	Amounts Expected to	ended July 31,	Nine months ended	Amounts Remaining to
	be Incurred	2010	July 31, 2010	be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$9,241	$1,959	$8,657	$584
Asset impairments	832	594	832	—
Professional fees	4,815	1,045	2,271	2,544
Inventory adjustments	227	94	131	96
Other restructuring costs	9,384	1,661	4,173	5,211

	24,499	5,353	16,064	8,435
Flexible Products & Services
Other restructuring costs	$—	$45	$45	$—

Paper Packaging
Employee separation costs	$2,815	$2,699	$2,699	$116
Asset impairments	1,524	1,524	1,524	—
Other restructuring costs	2,418	252	365	2,053

	6,757	4,475	4,588	2,169

	$31,256	$9,873	$20,697	$10,604

Total amounts expected to be incurred above are from open restructuring plans which are anticipated to be realized in 2010 and 2011 or plans that are being formulated and have not been announced as of the date of this Form 10-Q.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2010 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee
	Separation		Asset	Inventory
	Costs	Other Costs	Impairments	write-down	Total

Balance at October 31, 2009	$9,239	$6,076	$—	$—	$15,315
Costs incurred and charged to expense	11,356	6,854	2,356	131	20,697
Costs paid or otherwise settled	(9,034)	(6,698)	(2,356)	(131)	(18,219)

Balance at July 31, 2010	$11,561	$6,232	$—	$—	$17,793

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
The Company has consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of ASC 810. However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries and the liabilities of the Buyer SPE are not liabilities or obligations of the Company and its other subsidiaries.
Assets of the Buyer SPE at July 31, 2010 and October 31, 2009 consist of restricted bank financial instruments of $50.9 million, respectively. STA Timber had long-term debt of $43.3 million as of July 31, 2010 and October 31, 2009, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated income statements for the nine-month periods ended July 31, 2010 and 2009 include interest expense on STA Timber debt of $1.7 million and interest income on Buyer SPE investments of $1.8 million, respectively.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2010	October 31, 2009
$700 Million Credit Agreement	$294,007	$192,494
Senior Notes due 2017	303,532	300,000
Senior Notes due 2019	242,158	241,729
Trade accounts receivable credit facility	117,800	—
Other long-term debt	11,129	4,385

	968,626	738,608
Less current portion	(20,000)	(17,500)

Long-term debt	$948,626	$721,108

$700 Million Credit Agreement
On February 19, 2009, the Company and Greif International Holding B.V., as borrowers, entered into a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides for a $500 million revolving multicurrency credit facility and a $200 million term loan, both maturing in February 2012, with an option to add $200 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million each quarter-end for the first four quarters, $5.0 million each quarter-end for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions, and to repay amounts outstanding under the previous $450 million credit agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of July 31, 2010, $294.0 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement is $20.0 million and the long-term portion is $274.0 million. The weighted average interest rate on the Credit Agreement was 3.16% for the nine months ended July 31, 2010 and the interest rate was 3.30% at July 31, 2010.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At July 31, 2010, the Company was in compliance with these covenants.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $311.0 million at July 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At July 31, 2010, the Company was in compliance with these covenants.
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
The fair value of these Senior Notes due 2019 was $257.5 million at July 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At July 31, 2010, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, with a maturity date of December 8, 2013, subject to earlier termination of their purchase commitment on December 6, 2010, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (1.71% at July 31, 2010). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At July 31, 2010, there was $117.8 million outstanding under the Receivables Facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At July 31, 2010, the Company was in compliance with these covenants.
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

Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, at July 31, 2010, the Company had outstanding other debt of $62.1 million, comprised of $11.1 million in long-term debt and $51.0 million in short-term borrowings, compared to other debt outstanding of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings, at October 31, 2009.
At July 31, 2010, the current portion of the Company’s long-term debt was $20.0 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $5.0 million in 2010, $31.1 million in 2011, $269.0 million in 2012, $117.8 million in 2013 and $545.7 million thereafter.
At July 31, 2010 and October 31, 2009, the Company had deferred financing fees and debt issuance costs of $11.9 million and $14.9 million, respectively, which are included in other long-term assets.
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
Recurring Fair Value Measurements
The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of July 31, 2010 (Dollars in thousands):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(2,229)	$—	$(2,229)	Other long-term liabilities
Foreign exchange hedges	—	(2,427)	—	(2,427)	Other current liabilities
Energy hedges	—	(143)	—	(143)	Other current liabilities

Total*	$—	$(4,799)	$—	$(4,799)

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2010 approximate their fair values because of the short-term nature of these items and are not included in this table.

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

During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $2.6 million after tax at the time the underlying hedge transactions are realized.
Cross-Currency Interest Rate Swaps
The Company entered into cross-currency interest rate swap agreements which were designated as a hedge of a net investment in a foreign operation. Under these swap agreements, the Company received interest semi-annually from the counterparties in an amount equal to a fixed rate of 6.75% on $200.0 million and paid interest in an amount equal to a fixed rate of 6.25% on €146.6 million. During the third quarter of 2010, the Company terminated these swap agreements, including any future cash flows. The termination of these swap agreements resulted in a cash benefit of $25.7 million ($15.8 million, net of tax) which is included within foreign currency translation adjustments. At October 31, 2009, the Company had recorded an other comprehensive loss of $14.6 million as a result of these swap agreements.
Interest Rate Derivatives
The Company has interest rate swap agreements with various maturities through 2012. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix. Under these agreements, the Company receives interest monthly from the counterparties based upon a designated London Interbank Offered Rate (“LIBOR”) and pays interest based upon a designated fixed rate over the life of the swap agreements.
The Company has two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.27% at July 31, 2010 and 0.25% at October 31, 2009) and pays interest based upon a fixed interest rate (weighted average of 1.78% at July 31, 2010 and 2.71% at October 31, 2009).
In the first quarter of 2010, the Company entered into a $100.0 million fixed to floating swap agreement which was recorded as a fair value hedge. Under this swap agreement, the Company received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. In the third quarter of 2010, the Company terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash benefit of $3.6 million ($2.2 million, net of tax) which is included within long-term debt on the balance sheet.
Foreign Exchange Hedges
At July 31, 2010, the Company had outstanding foreign currency forward contracts in the notional amount of $148.1 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at July 31, 2010 resulted in an immaterial gain recorded in the consolidated statements of operations and a loss of $2.4 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in an immaterial loss in the consolidated statements of operations.
Energy Hedges
The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2010. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. At July 31, 2010, the notional amount of these hedges was $3.0 million ($4.0 million at October 31, 2009). The other comprehensive loss on these agreements was $0.1 million at July 31, 2010 and $0.6 million at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of operations for the quarter ended July 31, 2010.
Other financial instruments
The estimated fair values of the Company’s long-term debt were $991.5 million and $744.9 million compared to the carrying amounts of $968.6 million and $738.6 million at July 31, 2010 and October 31, 2009, respectively. The current portion of the long-term debt was $20.0 million and $17.5 million at July 31, 2010 and October 31, 2009, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

Non-Recurring Fair Value Measurements
The Company has reviewed its non-financial assets and non-financial liabilities for fair value treatment under the current guidance.
Net Assets Held for Sale
Net assets held for sale are considered level three inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of July 31, 2010, the Company has not recognized impairments related to the net assets held for sale.
Long-Lived Assets
As part of the Company’s restructuring plans following current and future acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level three inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. For the three-month and nine-month periods ended July 31, 2010, the Company recorded restructuring related expenses of $2.1 million and $2.4 million, respectively on long lived assets with net book values of $3.5 million and $4.0 million, respectively over the same period.
Goodwill
On an annual basis, the Company performs its impairment tests for goodwill as defined under SFAS No. 142, (codified under ASC 350 “Intangibles-Goodwill and Other”). As a result of this review during 2009, the Company concluded that no impairment existed at that time. As of July 31, 2010, the Company has concluded that no impairment exists.
NOTE 11 — STOCK-BASED COMPENSATION
On November 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (codified under ASC 718 “Compensation – Stock Compensation”), which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No options have been granted in 2010 and 2009. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). There was no share-based compensation expense recognized under SFAS No. 123(R) for the first nine months of 2010 or 2009.
NOTE 12 — INCOME TAXES
The quarterly effective tax rate was 18.2% and 22.7% in the third quarter of 2010 and 2009, respectively. The year to date effective tax rate was 18.9% and 19.5% in the nine month periods ended July 31, 2010 and 2009, respectively. The change in the effective tax rate is primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods as well as an incremental benefit from an alternative fuel credit.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” and clarifies the accounting for uncertainty in income tax positions (codified under ASC 740 “Income Taxes”). The Company estimates that the range of possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $2.8 million. Actual results may differ materially from this estimate.
The Company’s uncertain tax positions for the nine months ended July 31, 2010 were reduced by approximately $1.7 million due to settlements with tax authorities. There were no other significant changes in the Company’s uncertain tax positions for this period.
NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
Service cost	$2,293	$1,842	$6,879	$5,526
Interest cost	3,998	4,143	11,994	12,429
Expected return on plan assets	(4,524)	(4,398)	(13,572)	(13,194)
Amortization of prior service cost, initial net asset and net actuarial gain	1,700	288	5,100	864

Net periodic pension costs	$3,467	$1,875	$10,401	$5,625

The Company made $12.2 million in pension contributions in the nine months ended July 31, 2010. The Company estimates $17.1 million of pension contributions for the entire 2010 fiscal year.
The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
Service cost	$1	$—	$3	$—
Interest cost	283	374	849	1,122
Amortization of prior service cost and recognized actuarial gain	(251)	(283)	(753)	(849)

Net periodic cost for postretirement benefits	$33	$91	$99	$273

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
All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” (codified under ASC 450 “Contingencies”). In accordance with the provisions of this standard, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company had no recorded legal liabilities at July 31, 2010 and October 31, 2009. The ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results from operations.
The most significant contingencies of the Company relate to environmental liabilities. The following is additional information with respect to these matters.

At July 31, 2010 and October 31, 2009, the Company had recorded liabilities of $31.1 million and $33.4 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At July 31, 2010 and October 31, 2009, the Company had recorded environmental liability reserves of $17.4 million and $17.9 million, respectively, for its blending facility in Chicago, Illinois; $9.3 million and $10.9 million, respectively, for various European drum facilities acquired in November 2006; and $2.8 million and $3.4 million, respectively, related to the Company’s facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.
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
The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2010. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.
NOTE 15 — EARNINGS PER SHARE
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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
July 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,731,074	17,550,846
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
October 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,474,773	17,807,147
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
Class A Common Stock:
Basic shares	24,687,006	24,386,195	24,623,262	24,289,802
Assumed conversion of stock options	312,895	361,572	307,577	307,566

Diluted shares	24,999,901	24,747,767	24,930,839	24,597,368

Class B Common Stock:
Basic and diluted shares	22,444,488	22,462,266	22,456,340	22,480,187

No stock options were antidilutive for the three or nine months ended July 31, 2010. There were no stock options that were antidilutive for the three months ended July 31, 2009 and 20,000 stock options that were antidilutive for the nine months ended July 31, 2009.
Dividends per share
The following dividends per share were paid during the periods indicated:

	Three Months ended July 31		Nine Months ended July 31
	2010	2009	2010	2009
Class A Common Stock	$0.42	$0.38	$1.18	$1.14
Class B Common Stock	$0.63	$0.57	$1.76	$1.70
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
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2010, the Company did not repurchase any shares of Class A Common Stock, but did purchase 50,000 shares of Class B Common Stock. As of July 31, 2010, the Company had repurchased 2,883,272 shares, including 1,416,752 shares of Class A Common Stock and 1,466,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2008 through July 31, 2010 was approximately $5.8 million.

NOTE 16 — EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NONCONTROLLING INTERESTS
Equity earnings (losses) of unconsolidated affiliates, net of tax
Equity earnings (losses) of unconsolidated affiliates, net of tax represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) of unconsolidated affiliates, net of tax for the three months ended July 31, 2010 and 2009 were $3.1 and $0.4 million, respectively. Equity earnings (losses) of unconsolidated affiliates, net of tax for the nine months ended July 31, 2010 and 2009 were $3.3 and ($0.2) million, respectively. There were no dividends received from the Company’s equity method affiliates for the nine months ended July 31, 2010 and 2009.
Noncontrolling interests
Noncontrolling interests reflect the portion of earnings or losses of operations that are majority owned by the Company which are applicable to the noncontrolling interest partners. Noncontrolling interests for the three months ended July 31, 2010 and 2009 were $1.8 million and $1.7 million, respectively. Noncontrolling interests for the nine months ended July 31, 2010 and 2009 were $5.4 million and $2.2 million, respectively, and were deducted from net income to arrive at net income attributable to Greif, Inc.
NOTE 17 — COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Net income	$67,759	$39,547	$138,822	$39,275
Other comprehensive income:
Foreign currency translation adjustment	79,050	8,989	(13,078)	(29,343)
Changes in fair value of interest rate derivatives, net of tax	(1,432)	(178)	35	610
Changes in fair value of energy and other derivatives, net of tax	309	1,300	298	3,217
Minimum pension liability adjustment, net of tax	136	(137)	1,079	(728)

Comprehensive income	$145,822	$49,521	$127,156	$13,031

The following is the income tax benefit (expense) for each other comprehensive income line items:

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Income tax benefit (expense):
Changes in fair value of interest rate derivatives, net of tax	771	96	(19)	(328)
Changes in fair value of energy and other derivatives, net of tax	(166)	(700)	(160)	(1,732)
Minimum pension liability adjustment, net of tax	(30)	40	(251)	176

NOTE 18 — BUSINESS SEGMENT INFORMATION
The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.
Operations in the Rigid Industrial Packaging & Services segment involve the production and sale of industrial packaging products, such as steel, fiber and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. These products are manufactured and sold in over 50 countries throughout the world.
Operations in the Flexible Products & Services segment involve the production, global distribution and sale of flexible intermediate bulk containers as well as industrial and consumer multiwall bag products, and related services in the North America market. These products are manufactured in North America, Europe, the Middle East, and Asia and sold throughout the world.
Operations in the Paper Packaging segment involve the production and sale of containerboard (both semi-chemical and recycled), corrugated sheets, corrugated containers and related services. These products are manufactured and sold in North America. Operations related to the Company’s industrial and consumer multiwall bag products have been reclassified from this segment to the Flexible Products & Services segment.
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 267,000 acres of timber properties in the southeastern United States. The Company also owns approximately 24,700 acres of timber properties in Canada, which are not actively managed at this time. In addition, the Company sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Description of Business and Summary of Significant Accounting Policies” note (see Note 1) in the 2009 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Net sales:
Rigid Industrial Packaging & Services	$681,709	$594,236	$1,883,017	$1,650,825
Flexible Products & Services	66,938	9,222	128,679	29,120
Paper Packaging	168,758	110,971	444,548	339,522
Land Management	3,928	3,138	11,351	12,257

Total net sales	$921,333	$717,567	$2,467,595	$2,031,724

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging & Services	$79,417	$67,467	$206,836	$117,406
Flexible Products & Services	5,747	1,754	12,277	5,085
Paper Packaging	23,337	4,578	34,784	27,095
Land Management	2,522	4,340	6,013	9,924

Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs	111,023	78,139	259,910	159,510

Restructuring charges:
Rigid Industrial Packaging & Services	5,259	10,022	15,933	54,760
Flexible Products & Services	45	—	45	—
Paper Packaging	4,475	245	4,588	2,828
Land Management	—	10	—	160

Total restructuring charges	9,779	10,277	20,566	57,748

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	94	830	131	10,115

Total restructuring-related inventory charges	94	830	131	10,115

Acquisition-related costs:
Rigid Industrial Packaging & Services	2,587	—	6,390	—
Flexible Products & Services	2,889	—	13,729	—

Total acquisition-related costs	5,476	—	20,119	—

Total operating profit	$95,674	$67,032	$219,094	$91,647

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$18,394	$18,058	$59,585	$53,071
Flexible Products & Services	902	398	1,882	764
Paper Packaging	7,801	5,818	21,611	19,220
Land Management	652	770	1,850	1,905

Total depreciation, depletion and amortization expense	$27,749	$25,044	$84,928	$74,960

	July 31, 2010	October 31, 2009
		(As Adjusted)
Assets:
Rigid Industrial Packaging & Services	$1,960,887	$1,783,821
Flexible Products & Services	177,953	15,296
Paper Packaging	434,813	402,787
Land Management	273,827	254,856

Total segments	2,847,480	2,456,760

Corporate and other	369,778	367,169

Total assets	$3,217,258	$2,823,929

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2010	2009	2010	2009
		(As Adjusted)		(As Adjusted)
Net sales:
North America	$465,268	$374,636	$1,247,095	$1,129,996
Europe, Middle East and Africa	313,756	233,504	826,674	608,215
Other	142,309	109,427	393,826	293,513

Total net sales	$921,333	$717,567	$2,467,595	$2,031,724

The following table presents total assets by geographic area (Dollars in thousands):

	July 31, 2010	October 31, 2009
		(As Adjusted)
Assets:
North America	$1,960,081	$1,826,840
Europe, Middle East and Africa	757,489	601,841
Other	499,688	395,248

Total assets	$3,217,258	$2,823,929

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2010 and October 31, 2009, and for the consolidated statements of operations for the three and nine months ended July 31, 2010 and 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”) and our Form 8-K filed on May 27, 2010 (the “May 27 Form 8-K”) to update certain sections of the 2009 Form 10-K to reflect revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the last-in, first-out (“LIFO”) and the first-in, first-out (“FIFO”) inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009. All references in this Form 10-Q to the 2009 Form 10-K also include the financial information and disclosures contained in the May 27 Form 8-K. Readers are encouraged to review the entire 2009 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks, (iv) we operate in highly competitive industries, (v) our business is sensitive to changes in industry demands, (vi) the continuing consolidation of our customer base may intensify pricing pressure, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (ix) we may encounter difficulties arising from our acquisitions or joint ventures, or both (x) environmental and health and safety matters and product liability claims may adversely impact our operations or financial performance, (xi) our business may be adversely impacted by work stoppages and other labor relations disputes, (xii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xiii) the volatility in the frequency and volume of our timber and timberland sales impacts our financial performance, and (xiv) our restructuring efforts may not realize the expected benefits. The risks described above are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2009 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We operate in four business segments:  Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.
We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.
We are a leading global provider of flexible intermediate bulk containers and North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.
We sell containerboard, corrugated sheets and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Operations related to our industrial and consumer multiwall bag products have been reclassified to our Flexible Products & Services segment.
As of July 31, 2010, we owned approximately 267,000 acres of timber properties in the southeastern United States, which were actively managed, and approximately 24,700 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
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
Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of the 2009 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition. The following accounting policy is important to the portrayal of our results of operations and financial condition for the three and nine-month periods ended July 31, 2010.
Inventory. At the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the lower of cost, as determined by the LIFO method of accounting, or market to the lower of cost, as determined by the FIFO method of accounting, or market. We believe that this change is preferable because: (1) the change conforms to a single method of accounting for all of our inventories on a U.S. and global basis, (2) the change simplifies financial disclosures, (3) financial statement comparability and analysis for investors and analysts is improved, and (4) the majority of our key competitors use FIFO. The financial information presented has been adjusted for all prior periods presented as if we had used FIFO instead of LIFO for each reporting period for all of our operations. The change in accounting principle is further discussed in Note 4 to the Consolidated Financial Statements included in this Form 10-Q.
Other Items. Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2009 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
RESULTS OF OPERATIONS
The following comparative information is presented for the three-month and nine-month periods ended July 31, 2010 and 2009. Historically, revenues or earnings may or may not be representative of future operating results due to various economic and other factors.
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
In the second quarter of 2010, we acquired Storsack Holding GmbH and its subsidiaries (“Storsack”), which is the world’s largest producer of flexible intermediate bulk containers. Based on an analysis of the qualitative and quantitative standards, Storsack’s results are included in a new reporting segment called Flexible Products & Services. Our multiwall bag operations, previously included in the Paper Packaging segment, are also included in Flexible Products & Services. The Industrial Packaging segment has been renamed Rigid Industrial Packaging & Services.

Third Quarter Results
Overview
Net sales increased 28 percent to $921.3 million in the third quarter of 2010 compared to $717.6 million in the third quarter of 2009. The 28 percent increase was due to higher sales volumes (23 percent or 10 percent excluding acquisitions) and higher selling prices (5 percent). The $203.7 million increase was due to Rigid Industrial Packaging & Services ($87.5 million increase), Flexible Products & Services ($57.7 million increase), Paper Packaging ($57.8 million increase) and Land Management ($0.7 million increase).
Operating profit was $95.7 million and $67.0 million in the third quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $111.1 million for the third quarter of 2010 compared to $78.1 million for the third quarter of 2009. The $33.0 million increase in operating deficit before the impact of restructuring charges, restructuring–related inventory charges and acquisition–related costs was due to Rigid Industrial Packaging & Services ($11.9 million increase), Flexible Products & Services ($4.0 million increase) and Paper Packaging ($18.9 million increase), partially offset by Land Management ($1.8 million decrease).
The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended July 31,	2010	2009
		(As Adjusted)
Net Sales
Rigid Industrial Packaging & Services	$681,709	$594,236
Flexible Products & Services	66,938	9,222
Paper Packaging	168,758	110,971
Land Management	3,928	3,138

Total net sales	$921,333	$717,567

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging & Services	$79,417	$67,467
Flexible Products & Services	5,747	1,754
Paper Packaging	23,337	4,578
Land Management	2,522	4,340

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	$111,023	$78,139

Restructuring charges:
Rigid Industrial Packaging & Services	$5,259	$10,022
Flexible Products & Services	45	—
Paper Packaging	4,475	245
Land Management	—	10

Restructuring charges	$9,779	$10,277

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	$94	$830
Acquisition-related costs:
Rigid Industrial Packaging & Services	$2,587	$—
Flexible Products & Services	2,889	—

Acquisition-related costs	$5,476	$—

Operating profit:
Rigid Industrial Packaging & Services	$71,477	$56,615
Flexible Products & Services	2,813	1,754
Paper Packaging	18,862	4,333
Land Management	2,522	4,330

Total operating profit	$95,674	$67,032

Segment Review
Rigid Industrial Packaging & Services
Our Rigid Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.
In this segment, net sales were $681.7 million in the third quarter of 2010 compared to $594.2 million in the third quarter of 2009. The 15 percent increase in net sales was due to higher sales volumes (11 percent or 6 percent excluding acquisitions) and higher selling prices (5 percent) due to the pass-through of higher input costs, partially offset by the impact of foreign currency translation (1 percent).
Operating profit was $71.5 million in the third quarter of 2010 and $56.7 million in the third quarter of 2009. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs increased to $79.4 million in the third quarter of 2010 from $67.5 million in the third quarter of 2009. The $11.9 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was primarily due to higher sales volumes, slight margin expansion, disciplined execution of the Greif Business System and further benefits from the permanent cost savings achieved during 2009.
Flexible Products & Services
Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.
In this segment, net sales were $66.9 million in the third quarter of 2010 compared to $9.2 million in the third quarter of 2009. The increase was primarily due to the acquisition of Storsack during the second quarter of 2010. Both periods included our multiwall bag operations, which were previously included in the Paper Packaging segment, but which have been reclassified to conform to the current year’s presentation.

Operating profit was $2.8 million in the third quarter of 2010 and $1.8 million in the third quarter of 2009. Operating profit before the impact of restructuring charges and acquisition-related costs increased to $5.8 million in the third quarter of 2010 from $1.8 million in the third quarter of 2009 primarily as a result of the Storsack acquisition in the second quarter of 2010.
Paper Packaging
Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions; and

•	Restructuring charges.
In this segment, net sales were $168.8 million in the third quarter of 2010 compared to $116.0 million in the third quarter of 2009. The 46 percent increase in net sales was due to higher sales volumes, recent acquisitions and higher selling prices.
Operating profit was $18.9 million and $4.2 million in the third quarter of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges increased to $23.4 million in the third quarter of 2010 from $4.5 million in the third quarter of 2009 primarily due to higher sales volumes, improved selling prices, recent acquisitions and disciplined execution of the Greif Business System.
Land Management
As of July 31, 2010, our Land Management segment consists of approximately 267,000 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 24,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $3.9 million and $3.2 million in the third quarter of 2010 and 2009, respectively.
Operating profit was $2.5 million and $4.3 million in the third quarter of 2010 and 2009, respectively. Included in these amounts were profits from the sale of special use properties (surplus, HBU, and development properties) of $1.3 million and $3.9 million in the third quarters of 2010 and 2009, respectively.

Other Income Statement Changes
Cost of products sold
Cost of products sold, as a percentage of net sales, decreased to 79 percent for the third quarter of 2010 compared to 81 percent for the third quarter of 2009. The lower cost of products sold, as a percentage of net sales, was primarily due to higher sales volumes, slight margin expansion, disciplined execution of the Greif Business System and further benefits from the permanent cost savings achieved during 2009.
Selling, general and administrative (“SG&A”) expenses
SG&A expenses were $90.5 million, or 10 percent of net sales, in the third quarter of 2010 compared to $67.3 million, or 9 percent of net sales, in the third quarter of 2009. The increase in SG&A expenses was primarily due to the inclusion of SG&A of acquired companies, acquisition-related costs, and higher employment-related costs as compared to the same period in 2009, when normal increases and certain benefits were curtailed.
Restructuring charges
The focus of the 2010 restructuring activities is primarily related to the business realignment due to the economic downturn and further implementation of the Greif Business System. During the third quarter of 2010, we recorded restructuring charges of $9.7 million, consisting of $4.7 million in employee separation costs, $2.1 million in asset impairments and $2.9 million in other costs.
The focus of the 2009 restructuring activities was on business realignment due to the economic downturn. During the third quarter of 2009, we recorded restructuring charges of $10.3 million, consisting of $4.7 million in employee separation costs, $1.7 million in asset impairments, and $3.9 million in other costs.
Gain on disposal of properties, plants and equipment, net
During the third quarter of 2010, we recorded gains on disposals of properties, plants and equipment, net of $4.9 million, primarily from gains on the sale of properties in the Rigid Industrial Packaging & Services segment of $2.0 million, the sale of equipment in the Paper Packaging segment of $1.6 million and the sale of special use properties (surplus, HBU, and development properties) in the Land Management segment of $1.3 million. During the third quarter of 2009, we recorded gains on disposals of properties, plants and equipment, net of $5.3 million, primarily from gains on the sale of properties in the Rigid Industrial Packaging & Services segment of $1.4 million and special use properties (surplus, HBU, and development properties) in the Land Management segment of $3.9 million.
Interest expense, net
Interest expense, net was $16.0 million and $12.1 million for the third quarter of 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to a higher amount of average debt outstanding and an increase in our borrowing costs. We refinanced our senior secured credit facility in February 2009 and also issued new senior notes in July 2009, both at higher interest rates.
Other expense, net
Other expense, net was $0.7 million and $4.2 million for the third quarter of 2010 and 2009, respectively. The decrease in other expense, net was primarily due to fees associated with the sale of non-United States account receivable as well as favorable foreign currency exchange translation in the third quarter of 2010 compared to the third quarter of 2009.
Income tax expense
The effective tax rate was 18.2% in the third quarter of 2010 compared to an adjusted effective tax rate of 22.7% in the third quarter of 2009. The change in the effective tax rate was primarily due to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods as well as an incremental benefit from an alternative fuel credit.

Equity earnings of unconsolidated affiliates, net of tax
During the third quarter of 2010 and 2009, we recorded equity earnings of unconsolidated affiliates, net of tax of $3.1 million and $0.4 million, respectively.
Noncontrolling interests
Noncontrolling interests reflect the portion of earnings or losses of operations that are majority owned by us which are applicable to the noncontrolling interest partners. During the third quarter of 2010 and 2009, noncontrolling interests were $1.8 million and $1.7 million, respectively, and were deducted from net income to arrive at net income attributable to us.
Net income
Based on the foregoing, we recorded net income of $65.8 million for the third quarter of 2010 compared to net income of $37.8 million in the third quarter of 2009.
Year-to-Date Results
Overview
Net sales increased 22 percent (19 percent excluding the impact of foreign currency translation) to $2,467.6 million in the first nine months of 2010 compared to $2,031.7 million in the first nine months of 2009. The $435.9 million increase was due to Rigid Industrial Packaging & Services ($232.2 million increase), Flexible Products & Services ($99.6 million increase) and Paper Packaging ($105.0 million increase), slightly offset by Land Management ($0.9 million decrease).
Operating profit was $219.1 million and $91.7 million in the first nine months of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $259.9 million for the first nine months of 2010 compared to $159.5 million for the first nine months of 2009. The $100.4 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was principally due to higher operating profit in Rigid Industrial Packaging & Services ($89.4 million increase), Flexible Products & Services ($7.2 million increase) and Paper Packaging ($7.7 million increase), partially offset by Land Management ($3.9 million decrease).

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the nine months ended July 31,	2010	2009
Net Sales
Rigid Industrial Packaging & Services	$1,883,017	$1,650,825
Flexible Products & Services	128,679	29,120
Paper Packaging	444,548	339,522
Land Management	11,351	12,257

Total net sales	$2,467,595	$2,031,724

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging & Services	$206,836	$117,406
Flexible Products & Services	12,277	5,085
Paper Packaging	34,784	27,095
Land Management	$6,013	$9,924

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition related costs:	$259,910	$159,510

Restructuring charges:
Rigid Industrial Packaging & Services	$15,933	$54,760
Flexible Products & Services	45	—
Paper Packaging	4,588	2,828
Land Management	—	160

Restructuring charges	$20,566	$57,748

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	$131	$10,115
Acquisition-related costs:
Rigid Industrial Packaging & Services	$6,390	$—
Flexible Products & Services	13,729	—

Acquisition-related costs	$20,119	$—

Operating profit (loss):
Rigid Industrial Packaging & Services	$184,382	$52,531
Flexible Products & Services	(1,497)	5,085
Paper Packaging	30,196	24,267
Land Management	6,013	9,764

Total operating profit	$219,094	$91,647

Segment Review
Rigid Industrial Packaging & Services
Our Rigid Industrial Packaging & Services segment offers a comprehensive line of industrial packaging products, such as steel, fibre and plastic drums, intermediate bulk containers, closure systems for industrial packaging products, transit protection products, polycarbonate water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:
•	Selling prices and sales volumes;
•	Raw material costs, primarily steel, resin and containerboard;
•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;
•	Contributions from recent acquisitions;
•	Divestiture of business units; and
•	Impact of foreign currency translation.
In this segment, net sales increased to $1,883.0 million in the first nine months of 2010 compared to $1,650.8 million in the first nine months of 2009 — an increase of 14 percent excluding the impact of foreign currency translation. The increase in net sales was primarily attributable to the higher sales volumes and higher selling prices due to the pass-through of higher input costs in most of the Rigid Industrial Packaging & Services businesses.
Operating profit was $184.4 million in the first nine months of 2010 compared to $52.6 million in the first nine months of 2009. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs increased to $206.8 million in the first nine months of 2010 compared to $117.4 million in the first nine months of 2009. The $89.4 million increase was primarily due to higher sales volumes, slight margin expansion, disciplined execution of the Greif Business System and further benefits from the permanent cost savings achieved during 2009.
Flexible Products & Services
Our Flexible Products & Services segment offers a comprehensive line of flexible industrial packaging products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily resin and containerboard;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Contributions from recent acquisitions; and
•	Impact of foreign currency translation.
In this segment, net sales were $128.7 million in the first nine months of 2010 compared to $29.1 million in the first nine months of 2009. The increase was primarily due to the acquisition of Storsack during the second quarter of 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment but which have been reclassified to conform to the current year’s presentation.
Operating loss was $1.5 million in the first nine months of 2010 and operating profit was $5.1 million in the first nine months of 2009. Operating profit before the impact of restructuring charges and acquisition-related costs increased to $12.3 million in the first nine months of 2010 from $5.1 million in the first nine months of 2009 primarily as a result of the Storsack acquisition in the second quarter of 2010.
Paper Packaging
Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Contributions from recent acquisition, and
•	Restructuring charges.
In this segment, net sales were $444.5 million in the first nine months of 2010 compared to $339.5 million in the first nine months of 2009. The increase in net sales was principally due to strong volume recovery, recent acquisitions and higher selling prices in the first nine months of 2010 compared to first nine months of 2009.
Operating profit was $30.2 million and $24.3 million in the first nine months of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges increased to $34.8 million in the first nine months of 2010 compared to $27.1 million in the first nine months of 2009. The $7.7 million increase in operating profit before the impact of restructuring charges was primarily due to higher sales volumes, improved selling prices, recent acquisitions and disciplined execution of the Greif Business System.
Land Management
As of July 31, 2010, our Land Management segment consists of approximately 267,000 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 24,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand
•	Gains (losses) on sale of timberland; and
•	Sale of special use properties (surplus, HBU, and development properties).
Net sales were $11.4 million in the first nine months of 2010 and $12.3 million in the first nine months of 2009.
Operating profit was $6.0 million and $9.7 million in the first nine months of 2010 and 2009, respectively. Operating profit before the impact of restructuring charges was $6.0 million in the first nine months of 2010 compared to $9.9 million in the first nine months of 2009. Included in these amounts were profits from the sale of special use properties of $4.1 million in the first nine months of 2010 and $5.4 million in the first nine months of 2009.
Other Income Statement Changes
Cost of products sold
The cost of products sold, as a percentage of net sales, was 80 percent for the first nine months of 2010 compared to 84 percent for the first nine months of 2009. The lower cost of products sold as a percentage of net sales were primarily due to higher net sales which were driven by higher selling prices and lower raw material costs in the Rigid Industrial Packaging & Services segment on a period over period basis. In addition, we achieved permanent cost savings during 2009 from the execution of our Greif Business System.
SG&A expenses
SG&A expenses were $264.5 million, or 11 percent of net sales, in the first nine months of 2010 compared to $191.5 million, or 9 percent of net sales, in the first nine months of 2009. The increase in SG&A expense as a percent of sales was due to the inclusion of SG&A of acquired companies, acquisition-related costs, and higher employment-related costs as compared to the same period in 2009, when normal increases and certain benefits were curtailed.

Restructuring charges
During the first nine months of 2010, we recorded restructuring charges of $20.6 million, consisting of $11.4 million in employee separation costs, $2.3 million in asset impairments and $6.9 million in other costs. The focus of the 2010 restructuring activities is on continued business realignment due to the economic downturn and further implementation of the Greif Business System.
During the first nine months of 2009, we recorded restructuring charges of $57.7 million, consisting of $29.8 million in employee separation costs, $13.3 million in asset impairments and $14.6 million in other costs. The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of the Greif Business System.
Gain on disposal of properties, plants, and equipment, net
During the first nine months of 2010, we recorded gains on disposals of properties, plants and equipment, net of $6.9 million, primarily from gains on the sale of properties and equipment in the Rigid Industrial Packaging & Services segment of $3.5 million, the sale of properties and equipment in the Paper Packaging segment of $1.3 million, and the sale of special use properties (surplus, HBU, and development properties) in the Land Management segment of $2.1 million. During the first nine months of 2009, we recorded gains on disposals of properties, plants and equipment, net of $9.8 million, primarily from gains on the sale of properties in the Rigid Industrial Packaging & Services segment of $3.0 million, properties in the Paper Packaging segment of $1.3 million, and special use properties (surplus, HBU, and development properties) in the Land Management segment of $5.5 million.
Interest expense, net
Interest expense, net was $47.6 million and $37.7 million for the first nine months of 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and an increase in our borrowing costs. We refinanced our senior secured credit facility in February 2009 and also issued new senior notes in July 2009, both at higher interest rates.
Debt extinguishment charge
In the first nine months of 2009, we completed a $700 million senior secured credit facility which replaced an existing $450 million revolving credit facility. As a result of this transaction, a debt extinguishment charge of $0.8 million in non-cash items, such as write-off of unamortized capitalized debt issuance costs, was recorded. There were no debt extinguishment charges in 2010.
Other expense, net
Other expense, net for the first nine months of 2010 and 2009 was $4.4 million and $4.1 million, respectively. The increase in other expense, net was primarily due to fees associated with the sale of non-United States account receivable.
Income tax expense
The effective tax rate was 18.9% and 19.5% in the first nine months of 2010 and 2009, respectively. The change in the effective tax rate was primarily due to a change in the forecasted mix of income in the United States for the respective periods as well as an incremental benefit from an alternative fuel credit.
Equity earnings (losses) of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax were $3.3 million for the first nine months of 2010 while equity losses of unconsolidated affiliates, net of tax were $0.2 million for the first nine months of 2009.
Noncontrolling interests
Noncontrolling interests reflect the portion of earnings or losses of operations that are majority owned by us which are applicable to the noncontrolling interest partners. Noncontrolling interests were $5.4 million and $2.2 million during the first nine months of 2010 and 2009, respectively, and were deducted from net income to arrive at net income attributable to us.

Net income
Based on the foregoing, we recorded net income of $133.4 million for the first nine months of 2010 compared to net income of $37.1 million in the first nine months of 2009.
BALANCE SHEET CHANGES
Accounts receivable increased $127.7 million from October 31, 2009 to July 31, 2010 primarily due to higher sales activity, acquisitions in our Rigid Industrial Packaging & Services segment and Flexible Products & Services segment, and the impact of foreign currency translation.
Inventories increased $114.2 million from October 31, 2009 to July 31, 2010 primarily due to acquisitions in our Rigid Industrial Packaging & Services segment and Flexible Products & Services segment, higher steel and resin costs, and growth in our Latin America and Asia Pacific regions.
Goodwill increased $69.0 million from October 31, 2009 to July 31, 2010 due to acquisitions in the Rigid Industrial Packaging & Services segment and Flexible Products & Services segment, a contingent purchase price payment related to a 2008 Rigid Industrial Packaging & Services segment acquisition and final purchase price adjustments from our 2009 acquisitions less foreign currency translation adjustments.
Property, plant and equipment increased $119.2 million from October 31, 2009 to July 31, 2010 primarily due to assets acquired through acquisitions and additional capital projects.
Accounts payable increased $45.1 million from October 31, 2009 to July 31, 2010 due to acquisitions in the Flexible Products & Services segment, seasonality factors and the timing of payments, which were partially offset by the impact of foreign currency translation.
Short-term borrowings increased $31.4 million from October 31, 2009 to July 31, 2010 due to acquisitions in the Rigid Industrial Packaging & Services segment and Flexible Products & Services segment.
Other current liabilities increased $38.9 million from October 31, 2009 to July 31, 2010 due to acquisitions in the Rigid Industrial Packaging & Services segment and timing of accruals and payments.
Long-term debt increased $227.5 million through the $700 million credit facility and the trade accounts receivable credit facility to finance acquisitions, payment of dividends, and continued capital expenditures.
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
Capital Expenditures
During the first nine months of 2010, we invested $101.0 million in capital expenditures, excluding timberland purchases of $19.5 million, compared with capital expenditures of $81.4 million, excluding timberland purchases of $0.6 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases, to be approximately $130 million in 2010. The expenditures will primarily be to replace and improve equipment.

Business Acquisitions and Divestitures
During the first nine months of 2010, we completed acquisitions of three rigid industrial packaging companies and two flexible products companies and made a contingent purchase price payment related to a 2008 rigid industrial packaging acquisition. The five 2010 acquisitions consisted of the acquisition of a European rigid industrial packaging company in November 2009, an Asian rigid industrial packaging company in June 2010, two European flexible products companies, one in February and the other in June 2010, and a North American drum reconditioning company in July 2010. The aggregate purchase price for the five 2010 acquisitions was less than $200 million.
There were $20.1 million of acquisition-related costs recognized in the nine month period ended July 31, 2010 included in SG&A expenses. This amount included $16.1 million of acquisition costs previously capitalized as part of the purchase price of acquisitions, of which $6.1 million was incurred prior to November 1, 2009, the date on which we adopted SFAS No. 141(R) (codified under ASC 805, “Business Combinations”). In addition, we recorded post acquisition-related integration costs of $4.0 million which represented costs associated with integrating acquired companies, such as costs associated with Greif Business System initiatives, sourcing and supply chain initiatives, and finance and administrative reorganizations.
Borrowing Arrangements
Credit Agreements
We have a $700 million Senior Secured Credit Agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $500.0 million revolving multicurrency credit facility and a $200.0 million term loan, both maturing in February 2012, with an option to add $200.0 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by $2.5 million per quarter for the first four quarters, $5.0 million per quarter for the next eight quarters and $150.0 million on the maturity date. The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, to finance acquisitions and for general corporate purposes. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. There was $294.0 million outstanding under the Credit Agreement at July 31, 2010.
The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“EBITDA”) to be greater than 3.5 to 1. The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) consolidated EBITDA, less (ii) the aggregate amount of certain cash capital expenditures, and less (iii) the aggregate amount of Federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) consolidated interest expense to the extent paid or payable in cash during such period and (ii) the aggregate principal amount of all regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1. At July 31, 2010, we were in compliance with the covenants under the Credit Agreement.
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

Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2010, we were in compliance with these covenants.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2010, we were in compliance with these covenants.
See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2010. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the LIBOR, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At July 31, 2010, $117.8 million was outstanding under the Receivables Facility.
See Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of SFAS No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities” (codified under ASC 860 “Transfers and Servicing”), and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $165.2 million at July 31, 2010. At July 31, 2010, total accounts receivable of $129.0 million were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $1.8 million for the three months ended July 31, 2010. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.
See Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at July 31, 2010, we had outstanding other debt of $62.1 million, comprised of $11.1 million in long-term debt and $51.0 million in short-term borrowings.
At July 31, 2010, annual maturities, including current portion, of our long-term debt under our various financing arrangements were $5.0 million in 2010, $31.1 million in 2011, $269.0 million in 2012, $117.8 million in 2013 and $545.7 million thereafter.
At July 31, 2010 and October 31, 2009, we had deferred financing fees and debt issuance costs of $11.9 million and $14.9 million, respectively, which were included in other long-term assets.
Financial Instruments
Cross-Currency Interest Rate Swaps
We entered into cross-currency interest rate swap agreements which were designated as a hedge of a net investment in a foreign operation. Under these swap agreements, we received interest semi-annually from the counterparties in an amount equal to a fixed rate of 6.75% on $200.0 million and paid interest in an amount equal to a fixed rate of 6.25% on €146.6 million. During the third quarter of 2010, we terminated these swap agreements, including any future cash flows. The termination of these swap agreements resulted in a cash benefit of $25.7 million ($15.8 million, net of tax) which is included within foreign currency translation adjustments. At October 31, 2009, we had recorded an other comprehensive loss of $14.6 million as a result of these swap agreements.
Interest Rate Derivatives
We have interest rate swap agreements with various maturities through 2012. These interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under these swap agreements, we receive interest monthly from the counterparties based on LIBOR, and we pay interest based upon a designated fixed rate over the life of the swap agreements.
We have two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.27% at July 31, 2010 and 0.25% at October 31, 2009) and pays interest based upon a fixed interest rate (weighted average of 1.78% at July 31, 2010 and 2.71% at October 31, 2009).
In the first quarter of 2010, we entered into a $100.0 million fixed to floating swap agreement which was recorded as a fair value hedge. Under this swap agreement, we received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. In the third quarter of 2010, we terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash benefit of $3.6 million ($2.2 million, net of tax) which is included within long-term debt on the balance sheet.
Foreign Exchange Hedges
At July 31, 2010, we had outstanding foreign currency forward contracts in the notional amount of $148.1 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at July 31, 2010 resulted in an immaterial gain recorded in the consolidated statements of operations and a loss of $2.4 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in an immaterial loss recorded in the consolidated statements of operations.

Energy Hedges
We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2010. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. At July 31, 2010, the notional amount of these hedge agreements was $3.0 million ($4.0 million at October 31, 2009). The other comprehensive loss on these hedge agreements was $0.1 million at July 31, 2010 and $0.6 million at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the our consolidated statements of operations for the quarter ended July 31, 2010.
Contractual Obligations
As of July 31, 2010, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,310.3	$13.0	$540.2	$79.3	$677.8
Current portion of long-term debt	20.0	5.0	15.0	—	—
Short-term borrowing	54.1	51.8	2.3	—	—
Capital lease obligations	0.4	0.1	0.2	0.1	—
Operating leases	6.9	0.6	3.9	2.0	0.4
Liabilities held by special purpose entities	67.3	0.6	4.5	2.2	60.0

Total	$1,459.0	$71.1	$566.1	$83.6	$738.2

Note: Amounts presented in the contractual obligation table include interest.
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
Newly Adopted Accounting Standards
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
Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (codified under ASC 860 “Transfers and Servicing”). The Statement amends SFAS No. 140 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of SFAS 166 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact that the adoption of the guidance may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (codified under ASC 810 “Consolidation”). SFAS 167 amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of SFAS 167 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of SFAS No. 167 may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no other material changes in our risk factors from those disclosed in the 2009 Form 10-K under Part I, Item 1A — Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728
February 2010	—		—	1,166,728
March 2010	—		—	1,166,728
April 2010	—		—	1,166,728
May 2010	—		—	1,166,728
June 2010	—		—	1,116,728
July 2010	—		—	1,116,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2009	—		—	1,166,728
December 2009	—		—	1,166,728
January 2010	—		—	1,166,728
February 2010	—		—	1,166,728
March 2010	—		—	1,166,728
April 2010	—		—	1,166,728
May 2010	—		—	1,166,728
June 2010	50,000	53.92	50,000	1,116,728
July 2010	—		—	1,116,728

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2010, the maximum number of shares that may yet be purchased was 1,116,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit
10.1	Fourth Amendment (dated as of June 22, 2010) to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.
10.2	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)
Date: September 9, 2010	/s/ Donald S. Huml
Donald S. Huml,
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)