Form 10-Q/A
period 2010-04-30
GREIF INC
filed 2010-11-17
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Registrant’s telephone number, including area code: (740) 549-6000
Not Applicable
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on May 31, 2010:

Class A Common Stock	24,657,074 shares
Class B Common Stock	22,462,266 shares

Greif, Inc.

April 30, 2010 Form 10-Q/A

Explanatory Note	1

Item 6. Exhibits	2

Signatures	3

Exhibit 10(p)
Exhibit 31.1
Exhibit 31.2

Explanatory Note
This Quarterly Report on Form 10-Q/A, Amendment No. 1 (this “Amendment”), amends the Quarterly Report on Form 10-Q of Greif, Inc. (the “Company”) for the quarterly period ended April 30, 2010 that was originally filed on June 9, 2010 (the “Original Form 10-Q”). This Amendment is being filed solely to provide a revised copy of Exhibit 10(p) that was included with the Original Form 10-Q. The only change that has been made to Exhibit 10(p) is that certain information that was previously omitted from Schedules 5.15 and 7.02 of the Exhibit 10(p) filed with the Original Form 10-Q pursuant to a request for confidential treatment has now been included in the Exhibit 10(p) filed with this Amendment.
No other changes have been made to the Original Form 10-Q by this Amendment. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

1

ITEM 6. EXHIBITS
(a.) Exhibits

Exhibit No.		Description of Exhibit

10	(p)
Credit Agreement dated as of February 19, 2009, among Greif, Inc. and Greif International Holding B.V., as borrowers, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank, National Association and U.S. Bank, National Association, as co-documentation agents.*

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)
November 17, 2010	/s/ Donald S. Huml
Donald S. Huml,
Executive Vice President and Chief Financial Officer (Duly Authorized Signatory)

3