Form 10-K
period 2010-10-31
GREIF INC
filed 2010-12-22
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐    No ☑
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  Yes ☐    No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was as follows:
Non-voting common equity (Class A Common Stock) - $1,405,354,258
Voting common equity (Class B Common Stock) - $393,745,476
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 17, 2010, was as follows:
Class A Common Stock - 24,804,789
Class B Common Stock - 22,412,266
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 28, 2011 (the “2011 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2011 Proxy Statement will be filed within 120 days of October 31, 2010.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and subsidiaries (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Form
10-K Item		Description	Page

	9A.	Controls and Procedures	89
		Report of Independent Registered Public Accounting Firm	91
	9B.	Other Information	92
Part III	10.	Directors, Executive Officers and Corporate Governance	92
	11.	Executive Compensation	92
	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
	13.	Certain Relationships and Related Transactions, and Director Independence	93
	14.	Principal Accountant Fees and Services	93
Part IV	15.	Exhibits and Financial Statement Schedules	93
		Signatures	94
Schedules		Schedule II	95
Exhibits		Exhibits and Certifications	96
EX-10.CC
EX-10.EE
EX-10.FF
EX-10.GG
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1. BUSINESS

(a) General Development of Business

We are a leading global producer of industrial packaging products and services with manufacturing facilities located in over 50 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We are also a leading global producer of flexible intermediate bulk containers and North American provider of industrial and consumer multiwall bag products. We also produce containerboard and corrugated products for niche markets in North America. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. We also own timberland in Canada that we do not actively manage. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

We were founded in 1877 in Cleveland, Ohio, as “Vanderwyst and Greif,” a cooperage shop co-founded by one of four Greif brothers. One year after our founding, the other three Greif brothers were invited to join the business, renamed Greif Bros. Company, making wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. We later purchased nearly 300,000 acres of timberland to provide raw materials for our cooperage plants. We still own significant timber properties located in the southeastern United States and in Canada. In 1926, we incorporated as a Delaware corporation and made a public offering as The Greif Bros. Cooperage Corporation. In 1951, we moved our headquarters from Cleveland, Ohio to Delaware, Ohio, which is in the Columbus metro-area, where our corporate headquarters are currently located. Since the latter half of the 1900s, we have transitioned from our keg and barrel heading mills, stave mills and cooperage facilities to a global producer of industrial packaging products. Following our acquisition of Van Leer in 2001, a global steel and plastic drum manufacturer, we changed our name to Greif, Inc.

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2010, 2009 or 2008, or to any quarter of those years, relate to the fiscal year ending in that year.

As used in this Form 10-K, the terms “Greif,” “Company”, “our company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management. Information related to each of these segments is included in Note 17 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) Narrative Description of Business

Products and Services

In the Rigid Industrial Packaging & Services segment, we are a leading global provider of rigid industrial packaging products, including steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Flexible Products & Services segment, we are a leading global producer of flexible intermediate bulk containers and a North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those served by our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

In the Paper Packaging segment, we sell containerboard, corrugated sheets and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Operations related to our industrial and consumer multiwall bag products have been reclassified to our Flexible Products & Services segment.

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land.

As of October 31, 2010, we owned approximately 267,150 acres of timber property in the southeastern United States and approximately 24,700 acres of timber property in Canada.

Customers

Due to the variety of our products, we have many customers buying different types of our products and due to the scope of our sales, no one customer is considered principal in our total operations.

Backlog

We supply a cross-section of industries, such as chemicals, food products, petroleum products, pharmaceuticals and metal products, and must make spot deliveries on a day-to-day basis as our products are required by our customers. We do not operate on a backlog to any significant extent and maintain only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

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

In both the rigid industrial packaging industry and flexible industrial packaging industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe have significantly improved our cost competitiveness.

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

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2010.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2011.

Refer also to Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2010, 2009 and 2008, and our reserves for environmental liabilities at October 31, 2010.

Raw Materials

Steel, resin and containerboard are the principal raw materials for the Rigid Industrial Packaging & Services segment, resin is the primary raw material for the Flexible Products & Services segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper Packaging segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.

Research and Development

While research and development projects are important to our continued growth, the amount expended in any year is not material in relation to our results of operations.

Other

Our businesses are not materially dependent upon patents, trademarks, licenses or franchises.

No material portion of our businesses is subject to renegotiation of profits or termination of contracts or subcontracts at the election of a governmental agency or authority.

The businesses of our segments are not seasonal to any material extent.

Employees

As of October 31, 2010, we had approximately 12,250 full time employees, which has increased significantly from the prior year as a result of twelve acquisitions completed during 2010, particularly in the Flexible Products & Services segment. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

(d) Financial Information about Geographic Areas

Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific region. Information related to each of these areas is included in Note 17 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Refer to Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K.

(e) Available Information

We maintain a website at www.greif.com. We file reports with the Securities and Exchange Commission (the “SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q or Form 10-Q/A, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

Any of the materials we file with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the SEC’s Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

(f) Other Matters

Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Michael J. Gasser, our Chairman and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, Mr. Gasser and Donald S. Huml, our Executive Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. Refer to Exhibits 31.1 and 31.2 to this Form 10-K.

ITEM 1A. RISK FACTORS

Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial and/or operational performance.

The Current and Future Challenging Global Economy may Adversely Affect Our Business.

The current global economic downturn and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations. Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may elect to reduce the volume of orders for our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects and our ongoing acquisition strategy. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

In addition, the lenders under our Credit Agreement and other borrowing facilities described in Item 7 of this Form 10-K under “Liquidity and Capital Resources — Borrowing Arrangements” and the counterparties with whom we maintain interest rate swap agreements, cross-currency interest rate swaps, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.

Historically, Our Business has been Sensitive to Changes in General Economic or Business Conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, food products, petroleum products, pharmaceuticals, metal products, agricultural and agrichemical products, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate, including the current economic downturn, could have a material adverse affect on our business, results of operations or financial condition.

Our Operations are Subject to Currency Exchange and Political Risks that could Adversely Affect Our Results of Operations.

We have operations in over 50 countries. As a result of our international operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

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

The Continuing Consolidation of Our Customer Base for Industrial Packaging, Containerboard and Corrugated Products, as well as the Continuing Consolidation of Our Suppliers of Raw Materials, may Intensify Pricing Pressures and may Negatively Impact Our Financial Performance.

Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressures from our customers. The consolidation of our largest suppliers has resulted in increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our financial performance.

We Operate in Highly Competitive Industries.

Each of our business segments operates in highly competitive industries. The most important competitive factors we face are price, quality, design and service. To the extent that one or more of our competitors become more successful with respect to any of these key competitive factors, we could lose customers and our sales could decline. In addition, due to the tendency of certain customers to diversify their suppliers, we could be unable to increase or maintain sales volumes with particular customers. Certain of our competitors are substantially larger and have significantly greater financial resources.

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

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, and containerboard, which we purchase in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transportation costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

We may Encounter Difficulties Arising from Acquisitions.

We have invested a substantial amount of capital in acquisitions, joint ventures or strategic investments, and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions, joint ventures and strategic investments that are significant to our business both in the United States and internationally. Acquisitions involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the projected synergies are not realized. In addition, acquisitions and integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition strategies. There can be no assurance that any acquisitions will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions on acceptable terms and conditions. The costs of unsuccessful acquisition efforts may adversely affect our results of operations, financial condition or prospects.

We may Incur Additional Restructuring Costs and there is no Guarantee that Our Efforts to Reduce Costs will be Successful.

We have restructured portions of our operations from time to time in recent years, particularly following acquisitions of businesses and periods of economic downturn, and it is possible that we may engage in additional restructuring opportunities. Because we are not able to predict with certainty acquisition opportunities that may become available to us, market conditions, the loss of large customers, or the selling prices for our products, we also may not be able to predict with certainty when it will be appropriate to undertake restructurings. It is also possible, in connection with these restructuring efforts, that our costs could be higher than we anticipate and that we may not realize the expected benefits.

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

Several Operations are Conducted by Joint Ventures that we cannot Operate Solely for Our Benefit.

Several operations, particularly in emerging markets, are conducted through joint ventures, such as a significant joint venture in our Flexible Products & Services segment. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to the joint venture relating to our Flexible Products & Services segment, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation — Business Acquisitions.

Our Ability to Attract, Develop and Retain Talented Employees, Managers and Executives is Critical to Our Success.

Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have a materially adverse effect on our business.

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

We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, or hurricanes, tornados, or other natural disasters, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, financial condition and results of operations.

We purchase insurance policies covering general liability and product liability with substantial policy limits. However, there can be no assurance that any liability claim would be adequately covered by our applicable insurance policies or it would not be excluded from coverage based on the terms and conditions of the policy. This could also apply to any applicable contractual indemnity.

Our Business Depends on the Uninterrupted Operations of Our Facilities, Systems and Business Functions, including Our Information Technology and Other Business Systems.

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, order processing, invoicing and the operation of information technology dependent manufacturing equipment. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis.

Our information technology systems exist on platforms in more than 50 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business operations and financial performance.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential customer information is misappropriated from our computer system. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems.

We have established a business continuity plan in an effort to ensure the continuation of core business operations in the event that normal operations could not be performed due to a catastrophic event. While we continue to test and assess our business continuity plan to ensure it meets the needs of our core business operations and addresses multiple business interruption events, there is no assurance that core business operations could be performed upon the occurrence of such an event.

Legislation/Regulation Related to Climate Change and Environmental and Health and Safety Matters and Product Liability Claims Could Negatively Impact Our Operations and Financial Performance.

We must comply with extensive U.S. and non-U.S. laws, rules and regulations regarding environmental matters, such as air, soil and water quality, waste disposal and climate change. We must also comply with extensive laws, rules and regulations regarding safety and health matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures. For example, the passage of the Health Care Reform Act in 2010 could significantly increase the cost of the health care benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our operations and financial performance.

We believe it is also likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further regulations that could affect our operations and financial performance. As an update to legislation and regulatory activity that impacts or could impact our business:

•	The U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, will lead to widespread regulation of stationary sources of greenhouse gas emissions.

•	Congress may continue to consider legislation on greenhouse gas emissions, which may include a cap and trade system for stationary sources and a carbon fee on transportation fuels.

•	The Canadian government has added bisphenol A (BPA), a chemical monomer used primarily in the production of plastic and epoxy resins, to the list of toxic substances in Schedule 1 of the Canadian Environmental Protection Act, 1999. Such designation may lead to additional regulation of the use of BPA in food contact applications.

Although there may be adverse financial impact (including compliance costs, potential permitting delays and increased cost of energy, raw materials and transportation) associated with any such legislation, regulation or other action, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that some requirements have only recently been adopted and the present uncertainty regarding other additional measures and how they will be implemented.

Furthermore, litigation or claims against us with respect to such matters could adversely affect our operations and financial performance. We may also become subject to product liability claims that could adversely affect our operations and financial performance.

Changing Climate Conditions May Adversely Affect Our Operations and Financial Performance.

Climate change, to the extent it produces rising temperatures and sea levels and changes in weather patterns, could impact the frequency or severity of weather events, wildfires and flooding. These types of events may adversely impact our suppliers, our customers and their ability to purchase our products and our ability to manufacture and transport our products on a timely basis and could result in a material adverse effect on our business operations and financial performance.

The Frequency and Volume of Our Timber and Timberland Sales will Impact Our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 59,150 acres of special use properties in the United States and Canada as of October 31, 2010. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

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

Location	Products or Use	Owned	Leased

RIGID INDUSTRIAL PACKAGING & SERVICES
Algeria	Steel drums	1	—
Argentina	Steel and plastic drums, water bottles and distribution centers	3	1
Australia	Closures	—	2
Austria	Steel drums and administrative office	—	1
Belgium	Steel and plastic drums and coordination center (shared services)	2	1
Brazil	Steel and plastic drums, water bottles, closures and general office	6	7
Canada	Fibre, steel and plastic drums, blending and packaging services and administrative office	6	1
Chile	Steel drums, water bottles and distribution centers	—	2
China	Steel drums, closures and general offices	—	12
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums, intermediate bulk containers	1	1
Egypt	Steel drums	1	—
France	Steel and plastic drums, closures and distribution centers	4	2
Germany	Fibre, steel and plastic drums, closures and distribution centers	3	2
Greece	Steel drums	1	1
Guatemala	Steel drums	1	—
Hungary	Steel drums	1	—
Ireland	Warehouse	—	1
Italy	Steel and plastic drums, water bottles and distribution center	1	1
Jamaica	Distribution center	—	1
Japan	Steel drums	—	2
Kazakhstan	Distribution center	—	1
Kenya	Steel and plastic drums	—	1

Location	Products or Use	Owned	Leased

Malaysia	Steel and plastic drums	—	1
Mexico	Fibre, steel and plastic drums, closures and distribution centers	2	1
Morocco	Steel and plastic drums and plastic bottles	1	—
Netherlands	Fibre, steel and plastic drums, closures, research center and general offices	4	—
Nigeria	Steel and plastic drums	—	3
Norway	Steel drums	1	—
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	—	1
Portugal	Steel drums	—	1
Russia	Steel drums, water bottles and intermediate bulk containers	9	1
Saudi Arabia	Steel drums	—	1
Singapore	Steel drums, steel parts and distribution center	—	1
South Africa	Steel and plastic drums and distribution centers	—	5
Spain	Steel drums and distribution centers	3	—
Sweden	Fibre and steel drums and distribution centers	3	1
Turkey	Steel drums and water bottles	1	—
Ukraine	Distribution center and water bottles	—	1
United Arab Emirates	Steel drums	—	1
United Kingdom	Steel and plastic drums, water bottles and distribution centers	3	3
United States	Fibre, steel and plastic drums, intermediate bulk containers, closures, steel parts, water bottles, and distribution centers and blending and packaging services	21	23
Uruguay	Steel and plastic drums	—	1
Venezuela	Steel and plastic drums and water bottles	2	—
Vietnam	Steel drums	—	1

FLEXIBLE PRODUCTS & SERVICES:
Australia	Distribution center and administrative offices	—	6
Austria	Distribution center	—	1
Belgium	Manufacturing plant	—	1
China	Manufacturing plant, administrative office, and sales offices	1	4
Finland	Manufacturing plants	1	1
France	Manufacturing plant and distribution centers	1	2
Germany	Distribution center and administrative offices	—	4
India	Distribution center and administrative offices	—	2
Ireland	Distribution center	—	1
Mexico	Manufacturing plant	—	1
Netherlands	Manufacturing plant, distribution center and administrative offices	—	3
Pakistan	Manufacturing plant and administrative offices	4	2
Poland	Manufacturing plant	—	1
Portugal	Manufacturing plant	—	1
Romania	Manufacturing plants	—	2
Spain	Distribution center	—	1
Sweden	Distribution center	—	1
Turkey	Manufacturing plants	1	3

Location	Products or Use	Owned	Leased

United Kingdom	Manufacturing plant and distribution centers	—	2
Ukraine	Manufacturing plants	1	1
United States	Multiwall bags and distribution centers	2	5
Vietnam	Manufacturing plant	—	1

PAPER PACKAGING:
United States	Corrugated sheets, containers and other products, containerboard, investment property and distribution centers	16	5

LAND MANAGEMENT:
United States	General offices	4	1

CORPORATE:
United States	Principal and general offices	2	—

We also own a substantial number of timber properties comprising approximately 267,150 acres in the states of Alabama, Louisiana and Mississippi and approximately 24,700 acres in the provinces of Ontario and Quebec in Canada as of October 31, 2010.

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

ITEM 4. (RESERVED)

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding our two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 18 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

We pay quarterly dividends of varying amounts computed on the basis described in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:

2010 Year Dividends per Share – Class A $1.60; Class B $2.39

2009 Year Dividends per Share – Class A $1.52; Class B $2.27

The terms of our current credit agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of our current credit agreement and are limited in amount by a formula based, in part, on our consolidated net income. Refer to “Liquidity and Capital Resources—Borrowing Arrangements” in Item 7 of this Form 10-K.

The following table sets forth our purchases of our shares of Class B Common Stock during 2010. No shares of Class A Common Stock were purchased during 2010.

Issuer Purchases of Class B Common Stock

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans
Period	Shares Purchased	Paid Per Share	or Programs(1)	or Programs(1)

November 2009	—	—	—	1,166,728
December 2009	—	—	—	1,166,728
January 2010	—	—	—	1,166,728
February 2010	—	—	—	1,166,728
March 2010	—	—	—	1,166,728
April 2010	—	—	—	1,166,728
May 2010	—	—	—	1,166,728
June 2010	50,000	$53.92	50,000	1,116,728
July 2010	—	—	—	1,116,728
August 2010	—	—	—	1,116,728
September 2010	—	—	—	1,116,728
October 2010	—	—	—	1,116,728

Total	50,000		50,000

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A or Class B Common Stock, or any combination thereof. As of October 31, 2010, the maximum number of shares that could be purchased was 1,116,728 which may be any combination of Class A or Class B Common Stock.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2005. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts)(1):

As of and for the years ended October 31,	2010	2009(2)	2008(2)	2007(2)	2006(2)

Net sales	$3,461,537	$2,792,217	$3,790,531	$3,331,597	$2,630,337
Net income attributable to Greif, Inc.	$209,985	$110,646	$241,748	$156,457	$144,531
Total assets	$3,498,445	$2,823,929	$2,792,749	$2,687,537	$2,222,683
Long-term debt, including current portion of long-term debt	$965,589	$738,608	$673,171	$622,685	$481,408
Basic earnings per share:
Class A Common Stock	$3.60	$1.91	$4.16	$2.70	$2.51
Class B Common Stock	$5.40	$2.86	$6.23	$4.04	$3.76
Diluted earnings per share:
Class A Common Stock	$3.58	$1.91	$4.11	$2.65	$2.46
Class B Common Stock	$5.40	$2.86	$6.23	$4.04	$3.76
Dividends per share:
Class A Common Stock	$1.60	$1.52	$1.32	$0.92	$0.60
Class B Common Stock	$2.39	$2.27	$1.97	$1.37	$0.89

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of our shares of Class A and Class B Common Stock as of the close of business on March 19, 2007 distributed on April 11, 2007.

(2)	In the first quarter of 2010, our Company changed from using a combination of first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

The results of operations include the effects of pretax restructuring charges of $26.7 million, $66.6 million, $43.2 million, $21.2 million and $33.2 million for 2010, 2009, 2008, 2007 and 2006, respectively; pretax debt extinguishment charges of $0.8 million and $23.5 million for 2009 and 2007, respectively; restructuring-related inventory charges of $0.1 million and $10.8 million for 2010 and 2009 respectively; timberland gains of $41.3 million for 2006; and pretax acquisition-related charges of $27.2 million for 2010.

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

This discussion and analysis should be read in conjunction with our Current Report on Form 8-K filed on May 27, 2010 (the “May 27 Form 8-K”), which updated certain sections of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 to reflect revised financial information and disclosures resulting from the application of a change in an accounting principle from using a combination of the last-in, first-out (“LIFO”) and the first-in, first-out (“FIFO”) inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009. This discussion and analysis includes the financial information and disclosures contained in the May 27 Form 8-K.

In the second quarter of 2010, we acquired one of the world’s largest producers of flexible intermediate bulk containers. As a result of this acquisition, we created a new reporting segment called the Flexible Products & Services segment. Our multiwall bag operations, previously included in the Paper Packaging segment, have been reclassified and included in the Flexible Products & Services segment for all periods presented. The Industrial Packaging segment has been renamed the Rigid Industrial Packaging & Services segment.

During 2010, we completed the acquisition of twelve industrial packaging companies with businesses located in North America, South America, Europe and Asia and entered into a joint venture with a Saudia Arabian company for the flexible industrial packaging business. See “—Liquidity and Capital Resources—Acquisitions, Divestitures and Other Significant Transactions” for a further discussion of these transactions.

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We are a leading global producer of flexible intermediate bulk containers and a North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those served by our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

We own approximately 267,150 acres of timber properties in the southeastern United States, which were actively managed, and approximately 24,700 acres of timber properties in Canada. Our Land Management segment is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.

In 2003, we began a transformation to become a leaner, more market-focused, performance-driven company—what we call the “Greif Business System.” We believe the Greif Business System has and will continue to generate productivity improvements and achieve permanent cost reductions. The Greif Business System continues to focus on opportunities such as improved labor productivity, material yield and other manufacturing efficiencies, along with further plant consolidations. In addition, as part of the Greif Business System, we have launched a strategic sourcing initiative to more effectively leverage our global spending and lay the foundation for a world-class sourcing and supply chain capability. In response to the economic slowdown that began at the end of 2008, we accelerated the implementation of certain Greif Business System initiatives.

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

Inventory. At the beginning of fiscal 2010, we changed our method of accounting for inventories at certain of our U.S. locations from the lower of cost, as determined by the LIFO method of accounting, or market to the lower of cost, as determined by the FIFO method of accounting, or market. We believe that this change is preferable because: (1) the change conforms to a single method of accounting for all of our inventories on a U.S. and global basis, (2) the change simplifies financial disclosures, (3) financial statement comparability and analysis for investors and analysts is improved, and (4) the majority of our key competitors use FIFO. The financial information presented has been adjusted for all prior periods presented as if we had used FIFO instead of LIFO for each reporting period for all of our operations. The change in accounting principle is further discussed in Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Inventory Reserves. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. We continuously evaluate the adequacy of these reserves and make adjustments to these reserves as required. We also evaluate reserves for losses under firm purchase commitments for goods or inventories.

Net Assets Held for Sale. Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment”, at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Goodwill, Other Intangible Assets and Other Long-Lived Assets. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other”. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually or when indicators of impairment exist. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. In conducting the impairment test, the estimated fair value of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.

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

We performed our annual impairment tests in fiscal 2010, 2009 and 2008, which resulted in no impairment charges. Decreasing the price/earnings ratio of competitors used for impairment testing by 1 percent or increasing the discount rate in the discounted cash flow analysis used for impairment testing by 1 percent would not have indicated impairment for any of our reporting units for fiscal 2010, 2009 or 2008.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 267,150 acres at October 31, 2010, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 24,700 acres at October 31, 2010, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

At October 31, 2010 and 2009, we had capitalized interest costs of $5.3 million and $2.7 million, respectively.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including ASC 420, “Exit or Disposal Cost Obligations”. Under ASC 420, a liability is measured at its fair value and recognized as incurred.

Income Taxes. We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with ASC 740, “Income Taxes” the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Our effective tax rate is based on income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

In accordance with ASC 740, “Income Taxes”, we believe it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings, in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2010 based on lapses of the applicable statues of limitation on unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $0.8 million. Actual results may differ from this estimated range.

Pension and Postretirement Benefits. Pension and postretirement benefit expenses and liabilities are determined by our actuaries using assumptions about the discount rate, expected return on plan assets, rate of compensation increase and health care cost trend rates to determine pension and postretirement benefit liabilities. Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The results would be different using other assumptions.

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

Environmental expenses were $0.2 million, ($2.1) million, and $0.4 million in 2010, 2009, and 2008, respectively. In 2010, we reduced the environmental liability at three of our facilities by $5.9 million consistent with revised third party estimates which reduced our total estimated cleanup costs. Environmental cash expenditures were $1.7 million, $3.4 million, and $3.2 million in 2010, 2009 and 2008, respectively. Our reserves for environmental liabilities at October 31, 2010 amounted to $26.2 million, which included a reserve of $14.5 million related to our blending facility in Chicago, Illinois, $8.4 million related to our European drum facilities and $1.9 million related to our facility in Lier, Belgium. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. We cannot determine the timing of payments for our environmental exposure beyond 2010.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2010. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Contingencies. Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by us in establishing reserves for contingencies in accordance with ASC 450, “Contingencies”. In accordance with the provisions of ASC 450, we accrue for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to us, we believe that our reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results from operations.

Transfers and Servicing of Financial Assets. We have agreed to sell trade receivables meeting certain eligibility requirements that the seller of those receivables had purchased from other of our subsidiaries under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from various subsidiaries to the respective financial institutions or their affiliates. These institutions fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the institutions between settlement dates.

Fair Value Measurements. ASC 820, “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements for financial and non-financial assets and liabilities. Additionally, this guidance established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used to measure fair values are as follows:

•	Level 1—Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Equity Earnings (Losses) of Unconsolidated Affiliates and Non-Controlling Interests. ASC 810, “Consolidation” improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of ASC 810 have been applied prospectively as of the beginning of 2010. However, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

Equity earnings represent investments in affiliates in which we do not exercise control and have a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.

Revenue Recognition. We recognize revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition”.

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

We report the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of property, plants, and equipment, net” and report the sale of development property under “net sales” and “cost of goods sold.” All HBU and development property, together with surplus property, is used by us to productively grow and sell timber until sold.

Other Items. Other items that could have a significant impact on our financial statements include the risks and uncertainties listed in Item 1A under “Risk Factors.” Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

Historically, revenues and earnings may or may not be representative of future operating results due to various economic and other factors.

The non-GAAP financial measure of operating profit before the impact of restructuring charges, restructuring-related inventory charges, timberland disposals, net and acquisition-related costs is used throughout the following discussion of our results of operations (except that acquisition-related costs are only applicable to the 2010 fiscal year, restructuring-related inventory charges are only applicable to the Rigid Industrial Packaging & Services segment, timberland disposal, net are only applicable to the Land Management segment, and acquisition-related costs are only applicable to the Rigid Industrial Packaging & Services and Flexible Products & Services segments). Operating profit before the impact of restructuring charges, restructuring-related inventory charges, timberland disposals, net, and acquisition-related costs is equal to operating profit plus restructuring charges, restructuring-related inventory charges, timberland losses and acquisition-related costs. We use operating profit before the impact of restructuring charges, restructuring-related inventory charges, timberland disposals, net and acquisition-related costs because we believe that this measure provides a better indication of our operational performance since it excludes restructuring charges, restructuring-related inventory charges and acquisition-related costs, which are not representative of ongoing operations, and timberland disposals, net which are volatile from period to period, and because it provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments for 2010, 2009 and 2008 (Dollars in thousands):

For the year ended October 31,	2010	2009	2008

		(As Adjusted)[1]	(As Adjusted)[1]
Net Sales
Rigid Industrial Packaging & Services	$2,587,854	$2,266,890	$3,074,834
Flexible Products & Services	233,119	43,975	52,604
Paper Packaging	624,092	460,712	644,298
Land Management	16,472	20,640	18,795

Total net sales	3,461,537	2,792,217	3,790,531

Operating Profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges, timberland disposals, net and acquisition-related costs:
Rigid Industrial Packaging & Services	$291,066	$210,908	$325,956
Flexible Products & Services	18,761	8,588	8,679
Paper Packaging	60,640	35,526	69,967
Land Management	9,001	22,237	20,571

Total operating profit before the impact of restructuring charges, restructuring-related inventory charges, timberland disposals, net and acquisition-related costs:	379,468	277,259	425,173

Restructuring charges:
Rigid Industrial Packaging & Services	20,980	65,742	33,971
Flexible Products & Services	624	—	—
Paper Packaging	5,142	685	9,155
Land Management	—	163	76

Restructuring charges	26,746	66,590	43,202

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	131	10,772	—

Timberland disposals, net
Land Management	—	—	340

Acquisition-related costs:
Rigid Industrial Packaging & Services	7,672	—	—
Flexible Products & Services	19,504	—	—

Acquisition-related costs	27,176	—	—

Operating profit:
Rigid Industrial Packaging & Services	262,283	134,394	291,985
Flexible Products & Services	(1,367)	8,588	8,679
Paper Packaging	55,498	34,841	60,812
Land Management	9,001	22,074	20,835

Total operating profit	$325,415	$199,897	$382,311

(1)	Amounts presented in 2009 and 2008 reflect the change in accounting principle from using a combination of the LIFO and FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009 and the realignment of the multiwall bag operations, which was previously included in the Paper Packaging segment, into the Flexible Products & Services segment.

Year 2010 Compared to Year 2009

Net Sales

Net sales increased 24.0 percent on a year over year basis to $3,461.5 million in 2010 from $2,792.2 million in 2009. The $669.3 million increase was due to higher sales volumes, higher selling prices and favorable foreign currency translation. The $669.3 million increase was due to Rigid Industrial Packaging & Services ($321.0 million increase), Flexible Products & Services ($189.1 million increase) and Paper Packaging ($163.4 million increase) offset by Land Management ($4.2 million decrease).

Operating Costs

Cost of products sold, as a percentage of net sales, was 79.7 percent for 2010 compared to 82.1 percent for 2009. The lower cost of products sold as a percentage of net sales were primarily due to improved productivity in 2010, permanent cost savings achieved during 2009 and the execution of our Greif Business System.

SG&A expenses were $362.9 million, or 10.5 percent of net sales, in 2010 compared to $267.6 million, or 9.6 percent of net sales, in 2009. The dollar increase in SG&A expense was primarily due to the inclusion of SG&A of acquired companies and higher employment-related costs as compared to the same period in 2009, when normal salary increases and certain employee related benefits were curtailed. SG&A expense as a percentage of net sales primarily increased as a result of acquisition-related costs, which were previously capitalized. Excluding acquisition-related costs, SG&A expenses as a percent of net sales were 9.7 percent and 9.6 percent in 2010 and 2009, respectively.

Restructuring and Restructuring-Related Inventory Charges

Restructuring charges were $26.7 million and $66.6 million in 2010 and 2009, respectively. Restructuring-related inventory charges were $0.1 million and $10.8 million in 2010 and 2009, respectively.

Restructuring charges for 2010 consisted of $13.7 million in employee separation costs, $2.9 million in asset impairments, $2.4 million in professional fees and $7.7 million in other restructuring costs. The focus of the 2010 restructuring activities was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. In addition, we recorded $0.1 million of restructuring-related inventory charges as a cost of products sold in our Rigid Industrial Packaging & Services segment. Seven plants in the Rigid Industrial Packaging & Services segment, two plants in the Paper Packaging segment and one plant in Flexible Products & Services segment were closed. A total of 232 employees were severed during 2010.

Restructuring charges for 2009 consisted of $28.4 million in employee separation costs, $19.6 million in asset impairments, $0.3 million in professional fees, and $18.3 million in other restructuring costs. The focus of the 2009 restructuring activities was on business realignment due to the economic downturn and further implementation of the Greif Business System. Nineteen plants in the Rigid Industrial Packaging & Services segment were closed. A total of 1,294 employees were severed during 2009. In addition, we recorded $10.8 million of restructuring-related inventory charges as a cost of products sold in our Rigid Industrial Packaging & Services segment related to excess inventory adjustments of closed facilities.

See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Timberland Disposals, Net

For both 2010 and 2009, we recorded no net gain on sale of timberland property.

Acquisition-Related Costs

There were $27.2 million of acquisition-related costs recognized in 2010 that were included in SG&A expenses. This amount included $19.1 million of acquisition costs previously capitalized as part of the purchase price of acquisitions, of which $6.1 million was incurred prior to November 1, 2009, the date on which we adopted ASC 805, “Business Combinations”. In addition, we incurred post acquisition-related integration costs of $8.1 million which represented costs associated with integrating acquired companies, such as costs associated with Greif Business System initiatives, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Operating Profit

Operating profit was $325.4 million and $199.9 million in 2010 and 2009, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was $379.5 million for 2010 compared to $277.3 million for 2009. The $102.2 million increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was principally due to increases in Rigid Industrial Packaging & Services ($80.2 million), Flexible Products & Services ($10.2 million) and Paper Packaging ($25.1 million) partially offset by a decrease in Land Management ($13.2 million).

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales were $2,587.9 million in 2010 compared to $2,266.9 million 2009. The 14.2 percent increase in net sales was due to higher sales volumes and favorable foreign currency translation, partially offset by lower selling prices reflecting lower average raw material costs.

Gross profit margin for the Rigid Industrial Packaging & Services segment was 21.0 percent in 2010 compared to 17.9 percent in 2009. This increase in gross profit margin was primarily due to higher sales volume, lower material costs and continued benefits from executing the Greif Business System.

Operating profit was $262.3 million in 2010 compared to $134.4 million in 2009. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs increased to $291.1 million in 2010 compared to $210.9 million in 2009. The increase in operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs was primarily due to higher net sales, lower material costs, higher productivity and permanent cost savings achieved during 2009 from the execution of the Greif Business System, partially offset by lower net gains on asset disposals.

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

In this segment, net sales were $233.1 million in 2010 compared to $44.0 million in 2009. The increase was primarily due to acquisitions throughout 2010. Both periods included our multiwall bag operations, which were previously included in the Paper Packaging segment, but which have been reclassified to conform to the current year’s presentation.

Gross profit margin for the Flexible Products & Services segment was 21.1 percent in 2010 compared to 31.1 percent in 2009. This decrease in gross profit margin was primarily due to the acquisition in 2010 of several businesses that currently operate with lower margins.

This segment experienced an operating loss of $1.4 million in 2010 compared to an operating profit of $8.6 million in 2009. Operating profit before the impact of restructuring charges and acquisition-related costs increased to $18.8 million in 2010 from $8.6 million in 2009 primarily due to acquisitions throughout 2010.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Restructuring charges.

In this segment, net sales were $624.1 million in 2010 compared to $460.7 million in 2009. The 35.5 percent increase in net sales was due to higher sales volumes and higher selling prices.

Gross profit margin for the Paper Packaging segment was 16.8 percent in 2010 compared to 15.2 percent in 2009. This increase in gross profit margin was primarily driven by higher sales volumes and continued benefits from executing the Greif Business System partially offset by higher material costs.

Operating profit was $55.5 million and $34.8 million in 2010 and 2009, respectively. Operating profit before the impact of restructuring charges increased to $60.6 million in 2010 compared to $35.5 million in 2009. The increase in operating profit before the impact of restructuring charges was primarily due to higher net sales and permanent cost savings achieved during 2009 from the execution of the Greif Business System, partially offset by higher material costs.

Land Management

As of October 31, 2010, our Land Management segment consisted of approximately 267,150 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 24,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $16.5 million in 2010 compared to $20.6 million in 2009. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.

Gross profit margin for the Land Management segment was 46.7 percent in 2010 compared to 53.5 percent in 2009. This decrease in gross profit margin was primarily driven by changes in product mix.

Operating profit was $9.0 million and $22.1 million in 2010 and 2009, respectively. Operating profit before the impact of restructuring charges was $9.0 million in 2010 compared to $22.2 million in 2009. Included in these amounts were profits from the sale of special use properties of $3.3 million in 2010 and $14.8 million in 2009.

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

At October 31, 2010, we estimated that there were approximately 59,150 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Gain on Disposal of Properties, Plants and Equipment, Net

For 2010, we recorded a gain on disposal of properties, plants and equipment, net of $11.4 million, primarily consisting of a $6.6 million pre-tax net gain on the sale of specific Rigid Industrial Packaging & Services segment assets and facilities in North America, $1.4 million in specific Paper Packaging segment assets, $0.1 million in net gains from the sale of Flexible Products and Services assets and $3.3 million in net gains from the sale of surplus and HBU timber properties. During 2009, we recorded a gain on disposal of properties, plants and equipment, net of $34.4 million, primarily consisting of a $17.2 million pre-tax net gain on the sale of specific Rigid Industrial Packaging & Services segment assets and facilities in North America and $14.8 million in net gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net was $65.8 million and $53.6 million 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and an increase in our borrowing costs. In October 2010, we entered into a new $1.0 billion senior secured credit facility which replaced our then-existing $700 million senior secured credit facility. See “—Liquidity and Capital Resources—Borrowing Arrangements” for a further discussion of this credit facility.

Debt Extinguishment Charges

There were no debt extinguishment charges in 2010 and $0.8 million in 2009.

Other Expense, Net

Other expense, net for 2010 and 2009 was $7.1 million and $7.2 million, respectively. The slight decrease in other expense, net was primarily due to fees associated with the sale of our non-United States accounts receivable.

Income Tax Expense

During 2010, the effective tax rate was 16.1% compared to 17.4% in 2009. The change in the effective tax rate was primarily due to a change in the mix of income between the United States and non-U.S. locations for the respective periods as well as an incremental benefit from an alternative fuel tax credit. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity Earnings (Losses) of Unconsolidated Affiliates, Net of Tax and Net Income Attributable to Noncontrolling Interests

Equity earnings (losses) of unconsolidated affiliates, net of tax were $3.5 million and ($0.4) million for 2010 and 2009, respectively.

In addition, some of our subsidiaries are not wholly-owned by us, which means we own a majority interest in those subsidiaries, and other unrelated persons own the remaining portion. Net income attributable to noncontrolling interests reflect the portion of earnings or losses of operations of these subsidiaries that are owned by persons otherwise unrelated to us. Net income attributable to noncontrolling interests for the year ended October 31, 2010 and 2009 were $5.5 million and $3.2 million, respectively, and were deducted from net income to arrive at net income attributable to Greif, Inc.

Net Income

Based on the foregoing, net income increased $99.4 million to $210.0 million in 2010 from $110.6 million in 2009.

Year 2009 Compared to Year 2008

Net Sales

Net sales decreased 26.3 percent on a year over year basis to $2,792.2 million in 2009 from $3,790.5 million in 2008. The $998.3 million decrease was due to lower sales volumes, unfavorable foreign currency translation, and lower selling prices. The constant-currency decrease was primarily due to lower sales volumes resulting from the sharp decline in the global economy.

Operating Costs

Cost of products sold, as a percentage of net sales, increased to 82.1 percent in 2009 from 81.4 percent in 2008 primarily as a result of higher raw material costs partially offset by contributions from further execution of incremental and accelerated Greif Business System initiatives and specific contingency actions. Driving the increase further was $10.8 million of restructuring-related inventory charges.

SG&A expenses were $267.6 million, or 9.6 percent of net sales, in 2009 compared to $339.2 million, or 9.0 percent of net sales, in 2008. The dollar decrease in our SG&A expense was primarily due to the reduction in personnel on a period over period basis, tighter controls over SG&A expenses, and accelerated Greif Business System and specific contingency initiatives including the curtailment of normal salary increases and certain employee related benefits and reductions on both travel related programs and professional fees. SG&A expense as a percentage of net sales increased as a result of decreased net sales in 2009 as compared to 2008.

Restructuring and Restructuring-Related Inventory Charges

Restructuring charges were $66.6 million and $43.2 million in 2009 and 2008, respectively. Restructuring-related inventory charges were $10.8 million in 2009 and no restructuring-related inventory charges were incurred in 2008.

Restructuring charges for 2009 consisted of $28.4 million in employee separation costs, $19.6 million in asset impairments, $0.3 million in professional fees and $18.3 million in other restructuring costs. The focus of the 2009 restructuring activities was on business realignment due to the global economic downturn and further implementation of the Greif Business System. Nineteen plants in the Rigid Industrial Packaging & Services segment were closed. A total of 1,294 employees were severed during 2009. In addition, we recorded $10.8 million of restructuring-related inventory charges as a cost of products sold in our Rigid Industrial Packaging & Services segment related to excess inventory adjustments of closed facilities.

Restructuring charges for 2008 consisted of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six plants in the Rigid Industrial Packaging & Services segment and four company-owned plants in the Paper Packaging segment were closed. Additionally, severance costs were incurred due to the elimination of certain operating and administrative positions throughout the world. A total of 630 employees were severed during 2008.

See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of the Form 10-K for additional disclosures regarding our restructuring activities.

Timberland Disposals, Net

For 2009, we recorded no net gain on sale of timberland property compared to a net gain of $0.3 million in 2008.

Operating Profit

Operating profit was $199.9 million and $382.3 million in 2009 and 2008, respectively. Operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net was $277.3 million for 2009 compared to $425.2 million for 2008. The $147.9 million decrease in operating profit before the impact of restructuring charges, restructuring-related inventory charges and timberland disposals, net was principally due to decreases in Rigid Industrial Packaging & Services ($115.0 million), Flexible Products & Services ($0.1 million), and Paper Packaging ($34.4 million), offset by an increase in Land Management ($1.7 million). Operating profit, expressed as a percentage of net sales, decreased to 7.1 percent for 2009 from 10.1 percent in 2008. Operating profit before restructuring charges, restructuring-related inventory charges, and the impact of timberland disposals, net, expressed as a percentage of net sales, decreased to 9.9 percent for 2009 from 11.2 percent in 2008.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, and water bottles, and services, such as blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales decreased 26.3 percent to $2,266.9 million in 2009 compared to $3,074.8 million in 2008 due to lower sales volume, unfavorable foreign currency translation, and lower selling prices. The Rigid Industrial Packaging & Services segment was directly impacted by lower sales volumes resulting from the sharp decline in the global economy and lower selling prices primarily resulting from the pass-through of lower raw material costs.

Gross profit margin for the Rigid Industrial Packaging & Services segment was 17.9 percent in 2009 compared to 18.8 percent in 2008. This decrease in gross profit margin was primarily due to lower sales volume partially offset by the continued benefits from executing the Greif Business System and specific contingency actions (lower labor, transportation, and other manufacturing costs).

Operating profit was $134.4 million in 2009 compared to $292.0 million in 2008. Operating profit before the impact of restructuring charges and restructuring-related inventory charges decreased to $210.9 million in 2009 compared to $326.0 million in 2008. The decrease in operating profit before the impact of restructuring charges and restructuring-related inventory charges was primarily due to lower net sales which were partially offset by net gains on asset disposals, lower raw material costs, partially offset by lower of cost or market steel inventory write-downs early in the year and by increased supply chain costs caused by temporary reductions in the supply of steel on the spot market in certain regions later in the year.

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily containerboard;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

In this segment, net sales were $44.0 million in 2009 compared to $52.6 million in 2008. This 16.4 percent decrease was due to lower sales volumes resulting from the sharp decline in the global economy. Both periods included our multiwall bag operations, which were previously included in the Paper Packaging segment, but which have been reclassified to conform to the current year’s presentation.

Gross profit margin for the Flexible Products & Services segment was 31.1 percent in 2009 compared to 27.7 percent in 2008. This increase in gross profit margin was primarily due to lower product costs, the continued implementation of the Greif Business System and specific contingency actions (lower labor, transportation, and other manufacturing costs).

Operating profit was $8.6 million in 2009 and $8.7 million in 2008.

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

In this segment, net sales decreased 28.5 percent to $460.7 million in 2009 from $644.3 million in 2008. The $183.6 million decrease was primarily due to lower sales volumes and lower selling prices.

Gross profit margin for the Paper Packaging segment was 15.2 percent in 2009 compared to 16.4 percent in 2008. This decrease in gross profit margin was primarily the result of decreasing sales volume partially offset by the continued implementation of the Greif Business System.

Operating profit was $34.8 million and $60.8 million in 2009 and 2008, respectively. Operating profit before the impact of restructuring charges decreased to $35.5 million in 2009 compared to $70.0 million in 2008. The decrease in operating profit before the impact of restructuring charges was primarily due to lower net sales, partially offset by lower raw material costs, especially for old corrugated containers. In addition, labor, transportation and energy costs were lower in 2009 as compared to 2008.

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

Gross profit margin for the Land Management segment was 53.5 percent in 2009 compared to 39.3 percent in 2008. This increase in gross profit margin was primarily driven by the change in product mix.

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

Other Income Statement Changes

Gain on Disposal of Properties, Plants and Equipment, Net

For 2009, we recorded a gain on disposal of properties, plants and equipment, net of $34.4 million, primarily consisting of a $17.2 million pre-tax net gain on the sale of specific Rigid Industrial Packaging & Services segment assets and facilities in North America and $14.8 million in net gains from the sale of surplus and HBU timber properties. During 2008, gain on disposal of properties, plants and equipment, net was $59.5 million, primarily consisting of a $29.9 million pre-tax net gain on the divestiture of business units in Australia and our controlling interest in a Zimbabwean operation and $15.2 million in net gains from the sale of surplus and HBU timber properties.

Interest Expense, Net

Interest expense, net, was $53.6 million and $49.6 million in 2009 and 2008, respectively. The increase was primarily due to higher outstanding debt and increased borrowing costs in connection with our entering into a $700 million senior secured credit facility and our issuance of $250 million of Senior Notes due 2019 at 7.75%, both of which occurred in 2009.

Debt Extinguishment Charges

In 2009, we completed a $700 million senior secured credit facility. This facility replaced an existing $450 million revolving credit facility that was scheduled to mature in March 2010. As a result of this transaction, a debt extinguishment charge of $0.8 million related to the write-off of unamortized capitalized debt issuance costs was recorded. No debt extinguishment charges were incurred in 2008.

Other Expense, Net

Other expense, net was $7.2 million in 2009 compared to $8.8 million in 2008. The decrease was primarily due to foreign exchange losses of $0.1 million in 2009 as compared to losses of $1.7 million in 2008.

Income Tax Expense

During 2009, the effective tax rate was 17.4% compared to 24.2% in 2008. The decrease in the effective tax rate was primarily due a change in the mix of income in the United States compared to regions outside of the United States, where tax rates were lower, among other factors. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity Earnings (Losses) of Unconsolidated Affiliates, Net of Tax and Net Income Attributable to Noncontrolling Interests

Equity earnings (losses) of unconsolidated affiliates, net of tax were ($0.4) million in 2009 compared to a gain of $1.6 million in 2008.

In addition, some of our subsidiaries are not wholly-owned by us, which means we own a majority interest in those subsidiaries, and other unrelated persons own the remaining portion. Net income attributable to noncontrolling interests reflect the portion of earnings or losses of operations of these subsidiaries that are owned by persons otherwise unrelated to us. Net income attributable to noncontrolling interests for the year ended October 31, 2009 and 2008 were $3.2 million and $5.6 million, respectively, and were deducted from net income to arrive at net income attributable to Greif, Inc.

Net Income

Based on the foregoing, net income decreased $131.1 million to $110.6 million in 2009 from $241.7 million in 2008.

BALANCE SHEET CHANGES

The $143.1 million increase in trade accounts receivable was primarily related to higher 2010 sales as compared to 2009 sales, extended credit terms with customers and acquisitions in 2010 in North America, South America, Europe and Asia.

The $157.7 million increase in inventories was mainly driven by higher raw material prices, steel costs, higher overall business activity levels and acquisitions in 2010 in North America, South America, Europe and Asia.

The $28.4 million increase in prepaid expenses and other current assets was primarily due to acquisitions in 2010 in North America, South America, Europe and Asia.

The $117.6 million increase in goodwill primarily related to acquisitions in 2010 in North America, South America, Europe and Asia. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $41.9 million increase in other intangibles primarily related to acquisitions in 2010 in North America, South America, Europe and Asia. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for our intangible asset detail by asset class.

The $7.5 million increase in other long-term assets primarily related to acquisitions in 2010 in North America, South America, Europe and Asia.

The $182.8 million increase in net property, plant and equipment primarily related to acquisitions in 2010 in North America, South America, Europe and Asia.

The $112.5 million increase in accounts payable primarily related to higher raw material costs, especially steel, timing of payments, foreign currency translation and acquisitions in 2010 in North America, South America, Europe and Asia.

The $16.4 million increase in accrued payroll and employee benefits primarily related to the increase in headcount and acquisitions in 2010 in North America, South America, Europe and Asia.

The $41.3 million increase in short-term borrowings was primarily related to acquisitions in 2010 in North America, South America, Europe and Asia.

The $24.4 million increase in other current liabilities was primarily related to acquisitions in 2010 in North America, South America, Europe and Asia.

The $227.0 million increase in long-term debt and the current portion of long-term debt primarily related to acquisitions in 2010 in North America, South America, Europe and Asia and purchases of properties, plants and equipment.

The $12.0 million decrease in pension liabilities was primarily due to the recovering market in 2010.

The $9.5 million decrease in other long-term liabilities primarily related to a fair value adjustment of $14.9 million related to foreign currency swaps.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our 2010 Credit Agreement and Senior Notes, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our 2010 Credit Agreement and Senior Notes will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. At October 31, 2010, we had $695.6 million available to borrow under our 2010 Credit Agreement, as described below.

Capital Expenditures

During 2010, 2009 and 2008, we invested $144.1 million (excluding $21.0 million for timberland properties), $124.7 million (excluding $1.0 million for timberland properties), and $143.1 million (excluding $2.5 million for timberland properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $140 million through October 31, 2011. These expenditures will be used to fund a manufacturing site for the Flexible Products & Services segment and to replace and improve existing equipment.

Acquisitions, Divestitures and Other Significant Transactions

During 2010, we completed acquisitions of seven rigid industrial packaging companies and made a contingent purchase price payment related to a 2008 rigid industrial packaging acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, two North American drum reconditioning companies purchased in July and August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company and a South American company purchased in September 2010.

During 2010, we completed acquisitions of five flexible products companies. These five flexible product companies conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. On September 29, 2010, we entered into a joint venture agreement with Dabbagh Group Holding Company Limited, a Saudi Arabia corporation (“Dabbagh”), and National Scientific Company Limited, a Saudi Arabia limited liability company and a subsidiary of Dabbagh (“NSC”), referred to herein as the Flexible Packaging Joint Venture (“Flexible Packaging JV”). Thereafter, we contributed the five acquired flexible product companies to the Flexible Packaging JV. We own 50 percent of the Flexible Packaging JV but exercise management control of its operations. The results of the Flexible Packaging JV have been consolidated within our 2010 results.

The aggregate purchase price for the twelve 2010 acquisitions was $176.2 million.

During 2009, we acquired five Rigid Industrial Packaging & Services companies and one paper packaging company and made a contingent purchase price payment related to a 2005 acquisition for an aggregate purchase price of $90.8 million. These six acquisitions consisted of the acquisition of two North American industrial packaging companies in February 2009, a North American industrial packaging company in June 2009, an Asian industrial packaging company in July 2009, a South American industrial packaging company in October 2009, and a 75 percent interest in a North American paper packaging company in October 2009.

During 2010, we sold specific Paper Packaging segment assets and facilities in North America. The net gain from these sales was immaterial.

During 2009, we sold specific Rigid Industrial Packaging & Services segment assets and facilities in North America. The net gain from these sales was $17.1 million and was included in gain on disposal of properties, plants and equipment, net in the accompanying consolidated statement of income.

Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our 2010 and 2009 acquisitions and other significant transactions.

Borrowing Arrangements

Credit Agreement

On October 29, 2010, we and two of our international subsidiaries, as borrowers, obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement (the “2010 Credit Agreement”) with a syndicate of financial institutions. The 2010 Credit Agreement replaced our then existing credit agreement (the “2009 Credit Agreement”) that provided us with a $500 million revolving multicurrency credit facility and a $200 million term loan, both expiring in February 2012. The revolving multicurrency credit facility under the 2009 Credit Agreement was available for ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest was based on either a euro currency rate or an alternative base rate that resets periodically plus a calculated margin.

The 2010 Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The revolving credit facility under the 2010 Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions and to refinance amounts outstanding under the 2009 Credit Agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. On October 29, 2010, a total of $374 million was borrowed under the 2010 Credit Agreement to pay the obligations outstanding under the 2009 Credit Agreement in full and certain costs and expenses incurred in connection with the 2010 Credit Agreement. As of October 31, 2010, a total of $273.7 million was outstanding under the 2010 Credit Agreement, with available borrowing capacity of $695.6 million. The weighted average interest rate on the 2010 Credit Agreement was 3.67% for the year ended October 31, 2010 and at October 31, 2010.

The 2010 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On October 31, 2010, we were in compliance with these two covenants.

The terms of the 2010 Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the 2010 Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the 2010 Credit Agreement will also be secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the 2010 Credit Agreement and their non-U.S. parent companies, following the completion of a corporate reorganization. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the 2010 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the 2010 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2010 Credit Agreement.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the 2010 Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At October 31, 2010, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the 2009 Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At October 31, 2010, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in December 2010. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the commercial paper rate, or alternatively, the London Interbank Offered Rate, plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the 2010 Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At October 31, 2010, $135.0 million was outstanding under the Receivables Facility.

Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Receivables Facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs, was $175.7 million at October 31, 2010. The number does not account for the Brazilian RPA which does not have a maximum. At October 31, 2010, total accounts receivable of $177.2 million were sold under the various RPAs, of which $6.9 million related to the Brazilian RPA.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $6.8 million for the year ended October 31, 2010. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Other

In addition to the amounts borrowed against the 2010 Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at October 31, 2010, we had outstanding other debt of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings.

At October 31, 2010, annual maturities, including the current portion, of long-term debt under our various financing arrangements were $12.5 million in 2011, $23.7 million in 2012, $160.0 million in 2013, $25.0 million in 2014, $198.7 million in 2015 and $545.7 million thereafter.

At October 31, 2010 and 2009, we had deferred financing fees and debt issuance costs of $19.9 million and $14.9 million, respectively, which are included in other long-term assets.

Financial Instruments

Cross-Currency Interest Rate Swaps

We entered into a cross-currency interest rate swap agreement which was designated as a hedge of a net investment in a foreign operation. Under this swap agreement, we received interest semi-annually from the counterparties in an amount equal to a fixed rate of 6.75% on $200.0 million and paid interest in an amount equal to a fixed rate of 6.25% on €146.6 million. During the third quarter of 2010, we terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash gain of $25.7 million ($15.8 million, net of tax) which is included within foreign currency translation adjustments. At October 31, 2009, we had recorded an other comprehensive loss of $14.6 million as a result of this swap agreement.

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2012. These interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under these swap agreements, we receive interest monthly from the counterparties based upon a designated LIBOR, and we pay interest based upon a designated fixed rate over the life of the swap agreements.

We have two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.26% at October 31, 2010 and 0.25% at October 31, 2009) and pay interest based upon a fixed interest rate (weighted average of 1.78% at October 31, 2010 and 2.71% at October 31, 2009). The other comprehensive loss on these interest rate derivatives was $2.0 million at October 31, 2010 and $2.3 million at October 31, 2009.

In the first quarter of 2010, we entered into a $100.0 million fixed to floating swap agreement which was recorded as a fair value hedge. Under this swap agreement, we received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. In the third quarter of 2010, we terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash gain of $3.6 million.

Foreign Exchange Hedges

At October 31, 2010, we had outstanding foreign currency forward contracts in the notional amount of $252.9 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at October 31, 2010 resulted in a gain of $0.8 million recorded in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in an immaterial loss in the consolidated statements of operations.

Energy Hedges

We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2010. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. At October 31, 2010, the notional amount of these hedge agreements was $2.4 million ($4.0 million at October 31, 2009). The other comprehensive loss on these hedge agreements was $0.3 million at October 31, 2010 and $0.6 million at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on our consolidated statements of operations for the year ended October 31, 2010.

Contractual Obligations

As of October 31, 2010, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term debt	$1,323.5	$50.8	$360.6	$288.0	$624.1
Current portion of long-term debt	12.5	12.5	—	—	—
Short-term borrowing	64.6	64.6	—	—	—
Capital lease obligations	11.3	1.6	4.0	5.7	—
Operating leases	9.6	3.5	3.8	2.1	0.2
Liabilities held by special purpose entities	67.2	2.2	4.5	2.2	58.3

Total	$1,488.7	$135.2	$372.9	$298.0	$682.6

Note: Amounts presented in the contractual obligation table include interest.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2010, we repurchased no shares of Class A Common Stock, and we repurchased 50,000 shares of Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2010, we had repurchased 2,883,272 shares, including 1,416,752 shares of Class A Common Stock and 1,466,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2007 through October 31, 2010 was $27.3 million.

Effects of Inflation

Inflation did not have a material impact on our operations during 2010, 2009 or 2008.

Subsequent Events

None.

Recent Accounting Standards

Newly Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) amended ASC 805, “Business Combinations”. The objective of the new provisions of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. ASC 805 applies to any acquisition entered into on or after November 1, 2009. We adopted the new guidance beginning on November 1, 2009, which impacted our financial position, results of operations, cash flows and related disclosures.

In December 2007, the FASB amended ASC 810, “Consolidation”. The objective of the new amendment of ASC 810 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of ASC 810 are to be applied prospectively as of the beginning of the fiscal year in which ASC 810 is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. We adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

In December 2008, the FASB amended ASC 715, “Compensation—Retirement Benefits”, to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. ASC 715 requires employers to disclose information about fair value measurements of plan assets similar to ASC 820, “Fair Value Measurements and Disclosures.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. We adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

In June 2009, the FASB amended ASC 860, “Transfers and Servicing”. The amendment to ASC 860 improves the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of ASC 860 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of the guidance may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.

In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of ASC 810 are effective for our financial statements for the fiscal year beginning November 1, 2010. We are in the process of evaluating the impact, if any, that the adoption of ASC 810 may have on our consolidated financial statements and related disclosures. However, we do not anticipate a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under the 2010 Credit Agreement, proceeds from our Senior Notes and trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. We have entered into interest rate swap agreements to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

We had interest rate swap agreements with an aggregate notional amount of $125.0 million and $175.0 million at October 31, 2010 and 2009, respectively, with various maturities through 2012. The interest rate swap agreements are used to fix a portion of the interest on our variable rate debt. Under certain of these agreements, we receive interest monthly from the counterparties equal to London InterBank Offered Rate (“LIBOR”) and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $2.0 million and $2.3 million was recorded at October 31, 2010 and 2009, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the 2010 and 2009 Credit Agreements, Senior Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates at October 31, 2010 and 2009. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our 2010 and 2009 Credit Agreements, Senior Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity at October 31, 2010 and 2009. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts at October 31, 2010 and 2009.

Financial Instruments

As of October 31, 2010

(Dollars in millions)

	Expected Maturity Date
						After		Fair
	2011	2012	2013	2014	2015	2015	Total	Value

2010 Credit Agreement:
Scheduled amortizations	$13	$13	$25	$25	$198	—	$274	$274
Average interest rate(1)	3.67%	3.67%	3.67%	3.67%	3.67%	—	3.67%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	—	$300	$300	$322.9
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$278.8
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Trade accounts receivable credit facility:
Scheduled amortizations	—	—	—	$135	—	—	—	—
Interest rate swaps:
Scheduled amortizations	$50	$75	—	—	—	—	$125	$(2.0)
Average pay rate(2)	1.78%	1.78%	—	—	—	—	1.78%
Average receive rate(3)	0.26%	0.26%	—	—	—	—	0.26%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2010. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2010. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2010. The rates presented are not intended to project our expectations for the future.

As of October 31, 2009

(Dollars in millions)

	Expected Maturity Date
						After		Fair
	2010	2011	2012	2013	2014	2014	Total	Value

2009 Credit Agreement:
Scheduled amortizations	$17	$20	$155	—	—	—	$192	$192
Average interest rate(1)	3.19%	3.19%	3.19%	—	—	—	3.19%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	—	$300	$300	$292
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$256
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Trade accounts receivable credit facility:
Scheduled amortizations	—	—	—	—	—	—	—	—
Interest rate swaps:
Scheduled amortizations	$50	$50	$75	—	—	—	$175	$(2.3)
Average pay rate(2)	2.71%	2.71%	2.71%	—	—	—	2.71%
Average receive rate(3)	0.25%	0.25%	0.25%	—	—	—	0.25%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin at October 31, 2009. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay at October 31, 2009. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive at October 31, 2009. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps at October 31, 2010 was a net liability of $2.0 million. Based on a sensitivity analysis we performed at October 31, 2010, a 100 basis point decrease in interest rates would increase the fair value of the swap agreements by $0.5 million to a net liability of $2.5 million. Conversely, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $1.3 million to a net loss of $0.7 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

At October 31, 2010, we had outstanding foreign currency forward contracts in the notional amount of $252.9 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at October 31, 2010 resulted in a gain of $0.8 million recorded in the consolidated statements of income and a loss of $2.3 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in a loss of $0.1 million recorded in consolidated statements of income.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $8.0 million to a net gain of $6.5 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $8.8 million to a net loss of $10.3 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, other than small hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our commodity hedging contracts resulted in a $0.3 million loss recorded in other comprehensive income at October 31, 2010. A sensitivity analysis to changes in natural gas prices indicates that if natural gas prices decreased by 10 percent, the fair value of these instruments would decrease by $0.2 million to a net loss of $0.5 million. Conversely, if natural gas prices increased by 10 percent, the fair value of these instruments would increase by $0.2 million to a net loss of $0.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the Years Ended October 31,	2010	2009	2008

		(As Adjusted)[1]	(As Adjusted)[1]
Net sales	$3,461,537	$2,792,217	$3,790,531
Costs of products sold	2,757,875	2,292,573	3,085,735

Gross profit	703,662	499,644	704,796
Selling, general and administrative expenses	362,935	267,589	339,157
Restructuring charges	26,746	66,590	43,202
Timberland disposals, net	—	—	(340)
(Gain) on disposal of properties, plants and equipment, net	(11,434)	(34,432)	(59,534)

Operating profit	325,415	199,897	382,311
Interest expense, net	65,787	53,593	49,628
Debt extinguishment charge	—	782	—
Other expense, net	7,139	7,193	8,751

Income before income tax expense and equity earnings of unconsolidated affiliates, net	252,489	138,329	323,932
Income tax expense	40,571	24,061	78,241
Equity earnings (losses) of unconsolidated affiliates, net of tax	3,539	(436)	1,672

Net income	215,457	113,832	247,363
Net income attributable to noncontrolling interests	(5,472)	(3,186)	(5,615)

Net income attributable to Greif, Inc.	$209,985	$110,646	$241,748

Basic earnings per share:
Class A Common Stock	$3.60	$1.91	$4.16
Class B Common Stock	$5.40	$2.86	$6.23
Diluted earnings per share:
Class A Common Stock	$3.58	$1.91	$4.11
Class B Common Stock	$5.40	$2.86	$6.23

(1)	In the first quarter of 2010, the Company changed from using a combination of first-in, first-out (“FIFO”) and last-in, first-out (“LIFO”) inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2010	2009

	(As Adjusted)[1]
ASSETS
Current assets
Cash and cash equivalents	$106,957	$111,896
Trade accounts receivable, less allowance of $13,311 in 2010 and $12,510 in 2009	480,158	337,054
Inventories	396,572	238,851
Deferred tax assets	19,526	19,901
Net assets held for sale	28,407	31,574
Prepaid expenses and other current assets	134,269	105,904

	1,165,889	845,180

Long-term assets
Goodwill	709,725	592,117
Other intangible assets, net of amortization	173,239	131,370
Assets held by special purpose entities	50,891	50,891
Deferred tax assets	29,982	25,977
Other long-term assets	93,603	86,115

	1,057,440	886,470

Properties, plants and equipment
Timber properties, net of depletion	215,537	197,114
Land	121,409	120,667
Buildings	411,437	380,816
Machinery and equipment	1,302,597	1,148,406
Capital projects in progress	112,300	70,489

	2,163,280	1,917,492
Accumulated depreciation	(888,164)	(825,213)

	1,275,116	1,092,279

Total assets	$3,498,445	$2,823,929

(1)	In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2010	2009

	(As Adjusted)[1]
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$448,310	$335,816
Accrued payroll and employee benefits	90,887	74,475
Restructuring reserves	20,238	15,315
Current portion of long-term debt	12,523	17,500
Short-term borrowings	60,908	19,584
Deferred tax liabilities	5,091	380
Other current liabilities	123,854	99,027

	761,811	562,097

Long-term liabilities
Long-term debt	953,066	721,108
Deferred tax liabilities	180,486	161,152
Pension liabilities	65,915	77,942
Postretirement benefit obligations	21,555	25,396
Liabilities held by special purpose entities	43,250	43,250
Other long-term liabilities	116,930	126,392

	1,381,202	1,155,240

Shareholders’ equity
Common stock, without par value	106,057	96,504
Treasury stock, at cost	(117,394)	(115,277)
Retained earnings	1,323,477	1,206,614
Accumulated other comprehensive loss:
- foreign currency translation	44,612	(6,825)
- interest rate derivatives	(1,318)	(1,484)
- energy and other derivatives	(187)	(391)
- minimum pension liabilities	(76,526)	(79,546)

Total Greif, Inc. shareholders’ equity	1,278,721	1,099,595

Noncontrolling interests	76,711	6,997

Total shareholders’ equity	1,355,432	1,106,592

Total liabilities and shareholders’ equity	$3,498,445	$2,823,929

(1)	In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the Years Ended October 31,	2010	2009	2008

		(As Adjusted)[1]	(As Adjusted)[1]
Cash flows from operating activities:
Net income	$215,457	$113,832	$247,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115,974	102,627	106,378
Asset impairments	2,917	19,516	12,325
Deferred income taxes	4,596	(13,167)	9,116
Gain on disposals of properties, plants and equipment, net	(11,434)	(34,432)	(59,534)
Equity (earnings) losses of unconsolidated affiliates, net	(3,539)	436	(1,672)
Loss on extinguishment of debt	—	782	—
Timberland disposals, net	—	—	(340)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(54,046)	73,358	(65,877)
Inventories	(87,832)	109,146	(102,699)
Prepaid expenses and other current assets	(42,557)	(151)	(3,467)
Accounts payable	(15,413)	(92,449)	39,827
Accrued payroll and employee benefits	18,868	(20,511)	6,584
Restructuring reserves	4,923	168	(629)
Other current liabilities	(38,040)	(50,117)	16,310
Pension and postretirement benefit liabilities	(15,868)	63,744	(13,281)
Other long-term assets, other long-term liabilities and other	84,105	(6,258)	(50,568)

Net cash provided by operating activities	178,111	266,524	139,836

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(179,459)	(90,816)	(99,962)
Purchases of properties, plants and equipment	(144,137)	(124,671)	(143,077)
Purchases of timber properties	(20,996)	(1,000)	(2,500)
Proceeds from the sale of properties, plants, equipment and other assets	17,325	50,279	60,333
Purchases of land rights	—	(4,992)	(9,289)
Receipt of notes receivable	—	—	33,178

Net cash used in investing activities	(327,267)	(171,200)	(161,317)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,731,683	3,170,212	2,271,868
Payments on long-term debt	(3,637,945)	(2,983,534)	(2,225,575)
Proceeds (payments of) short-term borrowings, net	3,878	(25,749)	23,020
Proceeds (payments of) trade accounts receivable credit facility, net	135,000	(120,000)	3,976
Dividends paid	(93,122)	(87,957)	(76,524)
Acquisitions of treasury stock and other	(2,696)	(3,145)	(21,483)
Exercise of stock options	2,002	2,015	4,540
Debt issuance costs	(10,902)	(13,588)	—
Settlement of derivatives, net	17,985	(3,574)	—

Net cash provided by (used in) financing activities	145,883	(65,320)	(20,178)

Effects of exchange rates on cash	(1,666)	4,265	(4,413)

Net increase (decrease) in cash and cash equivalents	(4,939)	34,269	(46,072)

Cash and cash equivalents at beginning of year	111,896	77,627	123,699

Cash and cash equivalents at end of year	$106,957	$111,896	$77,627

(1)	In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars and shares in thousands, except per share amounts)

							Accumulated
						Non-	Other
	Capital Stock		Treasury Stock		Retained	Controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	Interests	Income (Loss)	Equity

As of October 31, 2007 (As Adjusted)[1]	46,699	$75,155	30,143	$(92,028)	$1,025,716	$6,560	$12,484	$1,027,887
Net income					241,748	5,615		247,363
Other comprehensive income (loss):
- foreign currency translation							(82,953)	(82,953)
- interest rate derivative, net of income tax benefit of $433							(805)	(805)
- minimum pension liability adjustment, net of income tax expense of $920							2,979	2,979
- energy derivatives, net of income tax benefit of $1,954							(3,629)	(3,629)
- commodity hedge, net of income tax benefit of $482							(896)	(896)

Comprehensive income								162,059

Adjustment to initially apply FIN 48					(7,015)			(7,015)
Noncontrolling interests, acquisitions and other						(8,446)		(8,446)
Dividends paid					(76,524)			(76,524)
Treasury shares acquired	(382)		382	(21,476)				(21,476)
Stock options exercised	283	3,949	(283)	484				4,433
Tax benefit of stock options		4,709						4,709
Long-term incentive shares issued	44	2,633	(44)	89				2,722

As of October 31, 2008 (As Adjusted)[1]	46,644	$86,446	30,198	$(112,931)	$1,183,925	$3,729	$(72,820)	$1,088,349
Net income					110,646	3,186		113,832
Other comprehensive income (loss):
- foreign currency translation							32,868	32,868
- interest rate derivative, net of income tax expense of $128							318	318
- minimum pension liability adjustment, net of income tax benefit of $28,580							(51,092)	(51,092)
- energy derivatives, net of income tax expense of $1,579							3,908	3,908

Comprehensive income								99,834

Change in pension measurement date, net of income tax benefit of $590							(1,428)	(1,428)
Noncontrolling interests, acquisitions and other						82		82
Dividends paid					(87,957)			(87,957)
Treasury shares acquired	(100)		100	(3,145)				(3,145)
Stock options exercised	133	1,749	(133)	266				2,015
Tax benefit of stock options		575						575
Long-term incentive shares issued	260	7,734	(260)	533				8,267

As of October 31, 2009 (As Adjusted)[1]	46,937	$96,504	29,905	$(115,277)	$1,206,614	$6,997	$(88,246)	$1,106,592
Net income					209,985	5,472		215,457
Other comprehensive income (loss):
- foreign currency translation							51,437	51,437
- interest rate derivative, net of income tax expense of $67							166	166
- minimum pension liability adjustment, net of income tax benefit of $1,279							3,020	3,020
- energy derivatives, net of income tax expense of $82							204	204

Comprehensive income								270,284

Noncontrolling interests, acquisitions and other						64,242		64,242
Dividends paid					(93,122)			(93,122)
Treasury shares acquired	(50)		50	(2,696)				(2,696)
Stock options exercised	133	1,729	(133)	273				2,002
Tax benefit of stock options and other		17						17
Long-term incentive shares issued	149	7,807	(149)	306				8,113

As of October 31, 2010	47,169	$106,057	29,673	$(117,394)	$1,323,477	$76,711	$(33,419)	$1,355,432

(1)	In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and its subsidiaries (collectively, “Greif”, “our”, or the “Company”) principally manufacture industrial packaging products, complemented with a variety of value-added services, including blending, packaging, reconditioning, logistics and warehousing, flexible intermediate bulk containers and containerboard and corrugated products, and that it sells to customers in many industries throughout the world. The Company has operations in over 50 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

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

There are approximately 12,250 employees of the Company at October 31, 2010.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures managed by the Company including the joint venture relating to the Flexible Products and Services segment and equity earnings (losses) of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method.

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2010, 2009 or 2008, or to any quarter of those years, relates to the fiscal year ending in that year.

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

Allowance for Doubtful Accounts

Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $13.3 million and $12.5 million at October 31, 2010 and 2009, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers

The Company maintains cash depository accounts with major banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued or enhanced by high quality institutions. These investments mature within three months and the Company has not incurred any related losses.

Trade receivables can be potentially exposed to a concentration of credit risk with customers or in particular industries. Such credit risk is considered by management to be limited due to the Company’s many customers, none of which are considered principal in the total operations of the Company, and its geographic scope of operations in a variety of industries throughout the world. The Company does not have an individual customer that exceeds 10 percent of total revenue. In addition, the Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within management’s expectations.

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

Inventory Reserves

Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required. The Company also evaluates reserves for losses under firm purchase commitments for goods or inventories.

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. As of October 31, 2010, there were sixteen locations held for sale (twelve in the Rigid Industrial Packaging & Services segment and four in the Paper Packaging segment). In 2010, the Company recorded net sales of $91.2 million and net loss before taxes of $1.3 million associated with these properties, primarily related to the Rigid Industrial Packaging & Services segment. For 2009, the Company recorded net sales of $5.5 million and net loss before taxes of $3.9 million associated with held for sale properties, primarily related to the Rigid Industrial Packaging & Services segment. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The properties classified within net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles—Goodwill and Other”. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives. The Company tests for impairment during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

ASC 350 requires that testing for goodwill impairment be conducted at the reporting unit level using a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of these units. If the carrying value of a reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated implied fair value of a reporting unit’s goodwill to its carrying value. The Company allocates the estimated fair value of a reporting unit to all of the assets and liabilities in that reporting unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discount rates used for impairment testing are based on the risk-free rate plus an adjustment for risk factors and is reflective of a typical market participant. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, or EBITDA forecasts used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2010, 2009 and 2008, which resulted in no impairment charges. Refer to Note 6 for additional information regarding goodwill and other intangible assets.

Acquisitions

From time to time, the Company acquires businesses and/or assets that augment and complement its operations, in accordance with ASC 805, “Business Combinations.” These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from these business combinations as of the date of acquisition.

Beginning November 1, 2009, the Company classifies costs incurred in connection with acquisitions as acquisition-related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments (earn-outs). Acquisition transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Post acquisition integration activities are costs incurred to combine the operations of an acquired enterprise into the Company’s operations.

Internal Use Software

Internal use software is accounted for under ASC 985, “Software”. Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three- to ten- year period.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years

Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $98.5 million, $88.6 million and $92.9 million, in 2010, 2009 and 2008, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

For 2010, the Company recorded a gain on disposal of properties, plants and equipment, net of $11.4 million, primarily consisting of $3.3 million and $3.1 million pre-tax net gain on the sale of specific Rigid Industrial Packaging & Services segment assets and locations in Asia and North America, respectively, $2.3 million in net gains from the sale of surplus and higher and better use (“HBU”) timber properties and other miscellaneous gains of $2.7 million.

The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the Company’s weighted average cost of borrowing. At October 31, 2010 and 2009, the Company had capitalized interest costs of $5.3 million and $2.7 million, respectively.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 267,150 acres at October 31, 2010, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $2.6 million, $2.9 million and $4.2 million in 2010, 2009 and 2008, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timber properties, which consisted of approximately 24,700 acres at October 31, 2010, are not actively managed at this time, and therefore, no depletion expense is recorded.

Equity Earnings (Losses) of Unconsolidated Affiliates and Non-Controlling Interests including Variable Interest Entities

The Company accounts for equity earnings (losses) of unconsolidated affiliates and non-controlling interests under ASC 810, “Consolidation”. The objective of ASC 810 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. Refer to Note 16 for additional information regarding the Company’s unconsolidated affiliates and non-controlling interests.

ASC 810 also provides a framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. ASC 810 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both.

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”), a Netherlands limited partnership, completed a Joint Venture Agreement with Dabbagh Group Holding Company Limited (“Dabbagh”), a Saudi Arabia corporation and National Scientific Company Limited (“NSC”), a Saudi Arabia limited liability company and a subsidiary of Dabbagh, referred to herein as the Flexible Packaging JV. The joint venture owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. Greif Supra and NSC have equal economic interests in the joint venture, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital injections are shared 50% by the Greif and the Dabbagh entities. Greif has deemed this joint venture to be a VIE based on the criteria outlined in Financial Accounting Standards Board Interpretation No. 46 as revised in December 2003 (FIN 46(R))—Consolidation of Variable Interest Entities, codified under ASC 810. Greif exercises management control over this joint venture and is the primary beneficiary due to supply agreements and broader packaging industry customer risks and rewards. Therefore, Greif has fully consolidated the operations of this joint venture as of the formation date of September 29, 2010 and has reported Dabbagh’s share in the profits and losses in this joint venture as from this date on the company’s income statement under net income attributable to non-controlling interests. The majority of the fiscal 2010 increase in non-controlling interests pertains to the Flexible Packaging JV.

The Company has consolidated the assets and liabilities of STA Timber LLC (“STA Timber”) in accordance with ASC 810 which was involved in the transactions described in Note 8. Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. The Company has also consolidated the assets and liabilities of the buyer-sponsored purpose entity described in Note 8 (the “Buyer SPE”) involved in that transaction as a result of ASC 810. However, because the Buyer SPE is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of these entities and the liabilities of the Buyer SPE are not liabilities or obligations of these entities.

Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with ASC 450, “Contingencies”. In accordance with the provisions of ASC 450, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results of operations.

Environmental Cleanup Costs

The Company accounts for environmental clean up costs in accordance with ASC 450. The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Self-Insurance

The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $2.6 million and $4.0 million for estimated costs related to outstanding claims at October 31, 2010 and 2009, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $0.9 million. However, the Company believes the reserves recorded are adequate based upon current facts and circumstances.

The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through the Company’s captive insurance subsidiary, which had recorded liabilities totaling $24.2 million and $21.5 million for anticipated costs related to general liability, product, auto and workers’ compensation at October 31, 2010 and 2009, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

Income Taxes

Income taxes are accounted for under ASC 740, “Income Taxes”. In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

The Company’s effective tax rate is based on income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.

Tax benefits from uncertain tax position are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate as well as related interest and penalties.

A number of years may elapse before a particular matter for which the Company has established a reserve is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the Company believes that its reserves reflect the outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash. Favorable resolution would be recognized as a reduction to the Company’s effective tax rate in the period of resolution.

Restructuring Charges

The Company accounts for all exit or disposal activities in accordance with ASC 420, “Exit or Disposal Cost Obligations”. Under ASC 420, a liability is measured at its fair value and recognized as incurred.

Employee-related costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated. A one-time benefit arrangement is an arrangement established by a plan of termination that applies for a specified termination event or for a specified future period. A one-time benefit arrangement exists at the date the plan of termination meets all of the following criteria and has been communicated to employees:

(1) Management, having the authority to approve the action, commits to a plan of termination.

(2) The plan identifies the number of employees to be terminated, their job classifications or functions and their locations, and the expected completion date.

(3) The plan establishes the terms of the benefit arrangement, including the benefits that employees will receive upon termination (including but not limited to cash payments), in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated.

(4) Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services. A liability for other costs associated with an exit or disposal activity is recognized and measured at its fair value in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The liability is not recognized before it is incurred, even if the costs are incremental to other operating costs and will be incurred as a direct result of a plan.

Pension and Postretirement Benefits

Under ASC 715, “Compensation—Retirement Benefits”, employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost.

Transfer and Service of Assets

Several indirect wholly-owned subsidiaries of Greif, Inc. have each agreed to sell trade receivables meeting certain eligibility requirements that it had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., under a non-U.S. factoring agreement. The structure of the transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective financial institutions and their affiliates. These institutions fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation”. ASC 718 requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No options were granted in 2010, 2009, or 2008. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard. There was no share-based compensation expense recognized under the standard for 2010, 2009 or 2008.

The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock

Under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, the Company granted 134,721 and 14,480 shares of restricted stock with a weighted average grant date fair value of $54.88 and $49.70, respectively, in 2010. The Company granted 243,107 and 16,568 shares of restricted stock with a weighted average grant date fair value of $32.03 and $28.96, under the Company’s Long-Term Incentive Plan and the 2005 Outside Directors Equity Award Plan, respectively, in 2009. All restricted stock awards are fully vested at the date of award.

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition”.

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until sold.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Other Expense, Net

Other expense, net primarily represents non-United States trade receivables program fees, currency translation and remeasurement gains and losses and other infrequent non-operating items.

Currency Translation

In accordance with ASC 830, “Foreign Currency Matters”, the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The amounts included in other income (expense) related to transaction gain and losses, net of tax were $0.1 million, ($0.1) million and ($1.3) million in 2010, 2009 and 2008, respectively.

Derivative Financial Instruments

In accordance with ASC 815, “Derivatives and Hedging”, the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

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

Any derivative contract that is either not designated as a hedge, or is so designated but is ineffective, is adjusted to market value and recognized in earnings immediately. If a cash flow or fair value hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

Fair Value

The Company uses ASC 820, “Fair Value Measurements and Disclosures” to account for fair value. ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Additionally, this standard established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.

The three levels of inputs used to measure fair values are as follows:

•	Level 1—Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities. For derivative instruments, the Company uses interest rates, LIBOR curves, commodity rates, and foreign currency futures when assessing fair value.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Newly Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance, which has been codified within ASC 805, “Business Combinations”. The objective of the new provisions of ASC 805 is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. ASC 805 applies to any acquisition entered into on or after November 1, 2009. The Company adopted the new guidance beginning on November 1, 2009, which impacted the Company’s financial position, results of operations, cash flows and related disclosures.

In December 2007, the FASB amended ASC 810, “Consolidation”. The objective of the new amendment of ASC 810 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The new provisions of ASC 810 are to be applied prospectively as of the beginning of the fiscal year in which the provision are adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The Company adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In December 2008, the FASB amended ASC 715, “Compensation—Retirement Benefits”, to provide guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. The new guidance codified within ASC 715 requires employers to disclose information about fair value measurements of plan assets similar to ASC 820, “Fair Value Measurements and Disclosures.” The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The Company adopted the new guidance beginning November 1, 2009, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

In June 2009, the FASB amended ASC 860, “Transfers and Servicing”. The amendment to ASC 860 to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The new provisions of ASC 860 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact, if any, that the adoption of the guidance may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The new provisions of ASC 810 are effective for the Company’s financial statements for the fiscal year beginning November 1, 2010. The Company is in the process of evaluating the impact, if any, that the adoption of ASC 810 may have on its consolidated financial statements and related disclosures. However, the Company does not anticipate a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2—	ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

The following table summarizes the Company’s acquisition activity in 2010 and 2009 (Dollars in thousands).

	# of	Purchase Price,		Operating	Tangible	Intangible
	Acquisitions	Net of Cash	Revenue	Profit	Assets, Net	Assets	Goodwill

Total 2010 Acquisitions	12	$176,156	$268,443	$19,042	$122,899	$50,104	$127,311
Total 2009 Acquisitions	6	$88,005	$31,736	$4,389	$7,075	$38,339	$45,412

Note: Purchase price, net of cash acquired, does not include payments for earn-out provisions on prior acquisitions. Revenue and operating profit represent activity only in the year of acquisition. Goodwill in 2010 excludes an immaterial acquisition in our Land Management segment.

During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price related to a 2008 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. The aggregate purchase price in the table above includes approximately $98.2 million received from the Flexible Packaging JV partner relating to their investment in the Flexible Packaging JV and reimbursement of certain costs. The five flexible products companies were contributed to a joint venture on September 29, 2010, which was accounted for in accordance with ASC 810. Greif owns 50 percent of this joint venture but maintains management control. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning, within our Rigid Industrial Packaging acquisitions, and flexible products acquisitions expand the Company’s product and service offerings. The estimated fair value of the net tangible assets acquired was $122.9 million. Identifiable intangible assets, with a combined fair value of $50.1 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $127.3 million was recorded as goodwill. Certain business combinations that occurred at or near year end have been recorded with provisional estimates for fair value based on management’s best estimate.

During 2010, we sold specific Paper Packaging segment assets and facilities in North America. The net gain from these sales was immaterial.

During 2009, the Company completed six acquisitions consisting of two North American rigid industrial packaging companies in February 2009, the acquisition of a North American rigid industrial packaging company in June 2009, the acquisition of a rigid industrial packaging company in Asia in July 2009, the acquisition of a South American rigid industrial packaging company in October 2009, and the acquisition of a 75 percent interest in a North American paper packaging company in October 2009. These rigid industrial packaging and paper packaging acquisitions complemented the Company’s existing product lines and provided growth opportunities and economies of scale. These acquisitions, included in operating results from the acquisition dates, were accounted for using the purchase method of accounting and, accordingly, the purchase prices were allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the dates of acquisition. The estimated fair values of the net tangible assets acquired were $7.1 million. Identifiable intangible assets, with a combined fair value of $38.3 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $45.4 million was recorded as goodwill.

During 2009, the Company sold specific Rigid Industrial Packaging & Services segment assets and facilities in North America. The net gain from these sales was $17.2 million and is included in gain on disposal of properties, plants, and equipment, net in the accompanying consolidated statement of income.

Under previous accounting guidance applicable to acquisitions made prior to November 1, 2009, the Company implemented a restructuring plan for one of the 2009 acquisitions above. The Company’s restructuring activities, which were accounted for in accordance with Emerging Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”), primarily included exit costs associated with the consolidation of facilities, facility relocation, and the reduction of excess capacity. As of November 1, 2009, the accounting for EITF 95-3 was superseded and not codified within ASC 805. In connection with these restructuring activities, as part of the cost of the above acquisition, the Company established reserves, primarily for excess facilities, in the amount of $1.7 million, of which $0.8 million remains in the restructuring reserve at October 31, 2010. This guidance is no longer applicable to acquisitions made by the Company in 2010 and thereafter.

NOTE 3—	SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($159.4 million) at October 31, 2010.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($11.5 million) at October 31, 2010.

In October 2008, Greif Embalagens Industrialis Do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be sold under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.8 million) at October 31, 2010.

The structure of these transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

At October 31, 2010 and October 31, 2009, €117.6 million ($162.9 million) and €77.0 million ($114.0 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At October 31, 2010 and October 31, 2009, 6.7 million Singapore Dollars ($5.4 million) and 5.6 million Singapore Dollars ($4.0 million), respectively, of accounts receivable were sold under the Singapore RPA. At October 31, 2010 and October 31, 2009, 11.7 million Brazilian Reais ($6.9 million) and 13.3 million Brazilian Reais ($7.6 million), respectively, of accounts receivable were sold under the Brazil Agreements. At October 31, 2010 and October 31, 2009, 6.3 million Malaysian Ringgits ($2.0 million) and 6.3 million Malaysian Ringgits ($1.8 million), respectively, of accounts receivable were sold under the Malaysian Agreements.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations.

Expenses, primarily related to the loss on sale of receivables, associated with the RPA and Italian RPA totaled €2.9 million ($3.9 million), €3.7 million ($5.5 million) and €5.9 million ($7.9 million) for year ended October 31, 2010, 2009 and 2008, respectively.

Expenses associated with the Singapore RPA totaled 0.4 million Singapore Dollars ($0.3 million), 0.3 million Singapore Dollars ($0.2 million) and were insignificant for the year ended October 31, 2010, 2009 and 2008, respectively.

Expenses associated with the Brazil Agreements totaled 4.4 million Brazilian Reais ($2.5 million), 1.3 million Brazilian Reais ($0.8 million) and were insignificant for the year ended October 31, 2010, 2009 and 2008, respectively.

Expenses associated with the Malaysian Agreements totaled 0.4 million Malaysian Ringgits ($0.1 million) and 0.2 million Malaysian Ringgits ($0.1 million) for the year ended October 31, 2010 and 2009, respectively. There were no expenses for the year ended October 31, 2008 as the Malaysian Agreement did not commence until May 2009.

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

NOTE 4—	INVENTORIES

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

The following consolidated statement of operations line items for the years ending October 31, 2009 and October 31, 2008 were affected by the change in accounting principle (Dollars in thousands):

	For the Year Ended October 31, 2009			For the Year Ended October 31, 2008
	As Originally			As Originally
	Reported	Adjustments	As Adjusted	Reported	Adjustments	As Adjusted

Cost of products sold	$2,257,141	$35,432	$2,292,573	$3,097,760	$(12,025)	$3,085,735
Gross profit	535,076	(35,432)	499,644	692,771	12,025	704,796
Operating profit	235,329	(35,432)	199,897	370,286	12,025	382,311
Income tax expense	37,706	(13,645)	24,061	73,610	4,631	78,241
Net income attributable to Greif, Inc.	$132,433	$(21,787)	$110,646	$234,354	$7,394	$241,748

The following consolidated balance sheet line items at October 31, 2009 were affected by the change in accounting principle (Dollars in thousands):

	As Originally
	Reported	Adjustments	As Adjusted

Inventory	$227,432	$11,419	$238,851

Total assets	$2,812,510	$11,419	$2,823,929

Deferred tax liabilities	$156,755	$4,397	$161,152

Total liabilities	$1,712,940	$4,397	$1,717,337

Retained earnings	$1,199,592	$7,022	$1,206,614

Total liabilities and shareholders’ equity	$2,812,510	$11,419	$2,823,929

The inventories are comprised as follows at October 31 for the year indicated (Dollars in thousands):

	2010	2009

Finished goods	$92,469	$57,304
Raw materials and work-in process	304,103	181,547

	$396,572	$238,851

NOTE 5—	NET ASSETS HELD FOR SALE

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by ASC 360, “Property, Plant, and Equipment”. As of October 31, 2010 and October 31, 2009, there were sixteen and nineteen facilities held for sale, respectively. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.

NOTE 6—	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles—Goodwill and Other”, either annually or when events and circumstances indicate an impairment may have occurred. The Company’s business segments have been identified as reporting units, which contain goodwill and indefinite-lived intangibles that are assessed for impairment. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has concluded that no impairment exists at this time. The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2010 and 2009 (Dollars in thousands):

	Rigid Industrial
	Packaging	Flexible Products	Paper	Land
	& Services	& Services	Packaging	Management	Total

Balance at October 31, 2008	$480,312	$—	$32,661	$—	$512,973
Goodwill acquired	20,658	—	29,250	—	49,908
Goodwill adjustments	10,634	—	(511)	—	10,123
Currency translation	19,113	—	—	—	19,113

Balance at October 31, 2009	$530,717	$—	$61,400	$—	$592,117
Goodwill acquired	51,655	75,656	—	150	127,461
Goodwill adjustments	(6,316)	—	(747)	—	(7,063)
Currency translation	(5,395)	2,605	—	—	(2,790)

Balance at October 31, 2010	$570,661	$78,261	$60,653	$150	$709,725

The 2010 goodwill acquired during 2010 of $127.5 million consisted of preliminary goodwill related to acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments.

The 2009 goodwill acquired included $20.7 million of goodwill related to the acquisition of industrial packaging companies in North America, South America, and Asia, and $29.2 million related to an acquisition of a 75 percent interest in a paper packaging company in North America. The goodwill adjustments represented a net increase in goodwill of $10.1 million primarily related to finalization of the purchase price allocations of prior year acquisitions.

The details of other intangible assets by class as of October 31, 2010 and October 31, 2009 are as follows (Dollars in thousands):

	Gross
	Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets

October 31, 2010:
Trademarks and patents	$42,878	$17,184	$25,694
Non-compete agreements	20,456	7,774	12,682
Customer relationships	153,131	27,091	126,040
Other	15,235	6,412	8,823

Total	$231,700	$58,461	$173,239

October 31, 2009:
Trademarks and patents	$35,081	$15,457	$19,624
Non-compete agreements	18,842	6,143	12,699
Customer relationships	110,298	17,190	93,108
Other	11,018	5,079	5,939

Total	$175,239	$43,869	$131,370

Gross intangible assets increased by $56.5 million for the year ended October 31, 2010. The increase in gross intangible assets consisted of $6.8 million in final purchase price allocations related to the 2009 acquisitions in the Rigid Industrial Packaging & Services and Paper Packaging segments, $50.2 million in purchase price allocations related to 2010 acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments and a $0.5 million decrease due to currency fluctuations related to the Rigid Industrial Packaging & Services and to the Flexible Products & Services segment. Amortization expense was $14.4 million, $11.0 million and $9.2 million for 2010, 2009 and 2008, respectively. Amortization expense for the next five years is expected to be $21.7 million in 2011, $21.4 million in 2012, $17.6 million in 2013, $15.3 million in 2014 and $14.6 million in 2015.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 23 years, except for $12.4 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.

NOTE 7—	RESTRUCTURING CHARGES

The focus for restructuring activities in 2010 was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During 2010, the Company recorded restructuring charges of $26.7 million, consisting of $13.7 million in employee separation costs, $2.9 million in asset impairments, $2.4 million in professional fees and $7.7 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. In addition, the Company recorded $0.1 million in restructuring-related inventory charges in cost of products sold. Seven plants in the Rigid Industrial Packaging & Services segment, one plant in the Flexible Products & Services segment and two plants in the Paper Packaging segment were closed. There were a total of 232 employees severed throughout 2010 as part of the Company’s restructuring efforts.

For each relevant business segment, costs incurred in 2010 are as follows (Dollars in thousands):

			Amounts
	Amounts	Amounts	Remaining
	Expected to be	Incurred in	to be
	Incurred	2010	Incurred

Rigid Industrial Packaging & Services:
Employee separation costs	$13,003	$10,673	$2,330
Asset impairments	1,392	1,392	—
Professional fees	4,815	2,370	2,445
Inventory adjustments	131	131	—
Other restructuring costs	14,030	6,545	7,485

	33,371	21,111	12,260
Flexible Products & Services:
Employee separation costs	511	378	133
Other restructuring costs	246	246	—

	757	624	133
Paper Packaging:
Employee separation costs	2,815	2,692	123
Asset impairments	1,524	1,524	—
Other restructuring costs	2,419	926	1,493

	6,758	5,142	1,616

	$40,886	$26,877	$14,009

The total amounts expected to be incurred above, some of which have been accrued and may or may not have been paid in the current year, are from open restructuring plans which are anticipated to be realized in 2011. Following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2010 and 2009 (Dollars in thousands):

	Cash Charges
	Employee		Non-Cash Charges
	Separation		Asset	Inventory
	Costs	Other Costs	Impairments	Write-down	Total

Balance at October 31, 2008, net	$14,413	$734	$—	$—	$15,147
Costs incurred and charged to expense	28,408	18,586	19,596	10,772	77,362
Reserves established in the purchase price of business combinations	971	2,971	3,771	—	7,713
Costs paid or otherwise settled	(34,553)	(16,215)	(23,367)	(10,772)	(84,907)

Balance at October 31, 2009	$9,239	$6,076	$—	$—	$15,315

Costs incurred and charged to expense	13,743	10,086	2,916	131	26,876
Costs paid or otherwise settled	(10,314)	(8,592)	(2,916)	(131)	(21,953)

Balance at October 31, 2010	$12,668	$7,570	$—	$—	$20,238

The focus for restructuring activities in 2009 was on business realignment to address the adverse impact resulting from the global economic downturn and further implementation of the Greif Business System and specific contingency actions. During 2009, the Company recorded restructuring charges of $66.6 million, consisting of $28.4 million in employee separation costs, $19.6 million in asset impairments, $0.3 million in professional fees, and $18.3 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. In addition, the Company recorded $10.8 million in restructuring-related inventory charges in costs of products sold. Nineteen plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 1,294 employees severed throughout 2009 as part of the Company’s restructuring efforts. Within the Paper Packaging segment, the Company recorded a reversal of severance expense in the amount of $2.1 million related to the actual costs being less as a result of fewer employees being severed in connection with the sale of assets and closure of operations.

The focus for restructuring activities in 2008 was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services segment and on alignment to market focused strategy and on the integration of a recent acquisition and closing of two facilities in the Paper Packaging segment. During 2008, the Company recorded restructuring charges of $43.2 million, consisting of $20.6 million in employee separation costs, $12.3 million in asset impairments, $0.4 million in professional fees, and $9.9 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. Six plants in the Rigid Industrial Packaging & Services segment and four plants in the Paper Packaging segment were closed. The total number of employees severed during 2008 was 630.

NOTE 8—SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

The Company has consolidated the assets and liabilities of the buyer-sponsored special purpose entity (the “Buyer SPE”) involved in these transactions as the result of ASC 810. However, because the Buyer SPE is a separate and distinct legal entity from the Company, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company and its subsidiaries and the liabilities of the Buyer SPE are not liabilities or obligations of the Company and its subsidiaries.

Assets of the Buyer SPE at October 31, 2010 and 2009 consist of restricted bank financial instruments of $50.9 million. STA Timber had long-term debt of $43.3 million as of October 31, 2010 and 2009. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee. The accompanying consolidated income statements for the years ended October 31, 2010 and 2009 include interest expense on STA Timber debt of $2.3 million for each year and interest income on Buyer SPE investments of $2.4 million for each year.

NOTE 9—	LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31,	October 31,
	2010	2009

2010 Credit Agreement	$273,700	$—
2009 Credit Agreement	—	192,494
Senior Notes due 2017	303,396	300,000
Senior Notes due 2019	242,306	241,729
Trade accounts receivable credit facility	135,000	—
Other long-term debt	11,187	4,385

	965,589	738,608
Less current portion	(12,523)	(17,500)

Long-term debt	$953,066	$721,108

2010 Credit Agreement

On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The 2010 Credit Agreement replaced our then existing credit agreement (the “2009 Credit Agreement”) that provided us with a $500 million revolving multicurrency credit facility and a $200 million term loan, both expiring in February 2012.

The 2010 Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions and to refinance amounts outstanding under the 2009 Credit Agreement. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of October 31, 2010, $273.7 million was outstanding under the 2010 Credit Agreement. The current portion of the 2010 Credit Agreement was $12.5 million and the long-term portion was $261.2 million. The weighted average interest rate on the 2010 Credit Agreement was 3.67% for the year ended October 31, 2010 and at October 31, 2010.

The 2010 Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At October 31, 2010, the Company was in compliance with these covenants.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of these Senior Notes due 2017 was $322.9 million at October 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At October 31, 2010, the Company was in compliance with these covenants.

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

The fair value of these Senior Notes due 2019 was $278.8 million at October 31, 2010 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At October 31, 2010, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, as purchasers, with a maturity date of December 8, 2013, subject to earlier termination of the purchasers’ commitment on September 29, 2011, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable commercial paper rate plus a margin or other agreed-upon rate (0.82% at October 31, 2010). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At October 31, 2010, there was $135.0 million outstanding under the Receivables Facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At October 31, 2010, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the 2010 Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, at October 31, 2010, the Company had outstanding other debt of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings, compared to other debt outstanding of $24.0 million, comprised of $4.4 million in long-term debt and $19.6 million in short-term borrowings, at October 31, 2009.

At October 31, 2010, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $12.5 million in 2011, $23.7 million in 2012, $25.0 million in 2013, $160.0 million in 2014, $198.7 million in 2015 and $545.7 million thereafter. Cash paid for interest expense was $65.3 million, $48.0 million and $50.5 million in 2010, 2009 and 2008, respectively.

At October 31, 2010 and 2009, the Company had deferred financing fees and debt issuance costs of $21.4 million and $14.9 million, respectively, which are included in other long-term assets.

NOTE 10—	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of October 31, 2010 (Dollars in thousands):

	October 31, 2010				October 31, 2009				Balance Sheet
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Location

Interest rate derivatives	$—	$(2,028)	$—	$(2,028)	$—	$(14,635)	$—	$(14,635)	Other long-term liabilities
Foreign exchange hedges	—	(1,497)	—	(1,497)	—	(2,283)	—	(2,283)	Other current liabilities
Energy hedges	—	(288)	—	(288)	—	(727)	—	(727)	Other current liabilities

Total*	$—	$(3,813)	$—	$(3,813)	$—	$(17,645)	$—	$(17,645)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at October 31, 2010 approximate their fair values because of the short-term nature of these items and are not included in this table.

Derivatives and Hedging Activity

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging”, all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next 12 months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $3.7 million after tax at the time the underlying hedge transactions are realized.

Cross-Currency Interest Rate Swaps

The Company entered into a cross-currency interest rate swap agreement which was designated as a hedge of a net investment in a foreign operation. Under this swap agreement, the Company received interest semi-annually from the counterparties in an amount equal to a fixed rate of 6.75% on $200.0 million and paid interest in an amount equal to a fixed rate of 6.25% on €146.6 million. During 2010, the Company terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash benefit of $25.7 million ($15.8 million, net of tax) which is included within foreign currency translation adjustments at October 31, 2010. At October 31, 2009, the Company had recorded an other comprehensive loss of $14.6 million as a result of the swap agreement.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2012. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix. Under these agreements, the Company receives interest monthly from the counterparties based upon a designated London Interbank Offered Rate and pays interest based upon a designated fixed rate over the life of the swap agreements.

The Company has two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.26% at October 31, 2010 and 0.25% at October 31, 2009) and pays interest based upon a fixed interest rate (weighted average of 1.78% at October 31, 2010 and 2.71% at October 31, 2009). The other comprehensive loss on these interest rate derivatives was $2.0 million and $2.3 million at October 31, 2010 and 2009, respectively.

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

Foreign Exchange Hedges

At October 31, 2010, the Company had outstanding foreign currency forward contracts in the notional amount of $252.9 million ($70.5 million at October 31, 2009). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at October 31, 2010 resulted in a gain of $0.8 million recorded in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2009 resulted in an immaterial loss in the consolidated statements of operations.

Energy Hedges

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. At October 31, 2010, the notional amount of these hedges was $2.4 million ($4.0 million at October 31, 2009). The other comprehensive loss on these agreements was $0.3 million at October 31, 2010 and $0.6 million at October 31, 2009. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of operations for the year ended October 31, 2010.

Other Financial Instruments

The estimated fair values of the Company’s long-term debt were $1,021.5 million and $744.9 million compared to the carrying amounts of $965.6 million and $738.6 million at October 31, 2010 and October 31, 2009, respectively. The current portion of the long-term debt was $12.5 million and $17.5 million at October 31, 2010 and 2009, respectively. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

Non-Recurring Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (Codified under ASC 820, “Fair Value Measurements and Disclosures”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value within GAPP and expands required disclosures about fair value measurements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS No. 157 for non financial assets and liabilities which is applicable to the company in 2010.

Long-Lived Assets

As part of the Company’s restructuring plans following current and future acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level three inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring related expenses for the year ended October 31, 2010 of $2.9 million on long lived assets with net book values of $4.6 million.

Net Assets Held for Sale

Net assets held for sale are considered level two inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of October 31, 2010, the Company had not recognized any impairments related to net assets held for sale.

Goodwill

On an annual basis, the Company performs its impairment tests for goodwill as defined under ASC 350, “Intangibles-Goodwill and Other”. As a result of this review during 2010, the Company concluded that no impairment existed at that time.

NOTE 11—	STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation—Stock Compensation”, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2010, 2009 or 2008. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

Prior to 2001, the Company had adopted a Non-statutory Stock Option Plan (the “2000 Plan”) that provides the discretionary granting of non-statutory options to key employees, and an Incentive Stock Option Plan (the “Option Plan”) that provides the discretionary granting of incentive stock options to key employees and non-statutory options for non-employees. The aggregate number of the Company’s Class A Common Stock options that may be granted under the 2000 Plan and the Option Plan may not exceed 400,000 shares and 2,000,000 shares, respectively.

Under the terms of the 2001 Plan, the 2000 Plan and the Option Plan, stock options may be granted at exercise prices equal to the market value of the common stock on the date options are granted and become fully vested two years after date of grant. Options expire 10 years after date of grant.

In 2005, the Company adopted the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”), which provides for the granting of stock options, restricted stock or stock appreciation rights to directors who are not employees of the Company. Prior to 2005, the Directors Stock Option Plan (the “Directors Plan”) provided for the granting of stock options to directors who are not employees of the Company. The aggregate number of the Company’s Class A Common Stock options, and in the case of the 2005 Directors Plan, restricted stock, that may be granted may not exceed 200,000 shares under each of these plans. Under the terms of both plans, options are granted at exercise prices equal to the market value of the common stock on the date options are granted and become exercisable immediately. Options expire 10 years after date of grant.

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2010		2009		2008

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Beginning balance	643	$15.91	785	$16.01	1,072	$15.75
Granted	—	—	—	—	—	—
Forfeited	—	—	1	13.10	2	11.50
Exercised	133	15.06	141	16.50	285	15.03

Ending balance	510	$16.14	643	$15.91	785	$16.01

The Company’s results of operations include no share based compensation expense for stock options for 2010, 2009, or 2008, respectively.

As of October 31, 2010, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

		Weighted-
		Average
		Remaining
	Number	Contractual
Range of Exercise Prices	Outstanding	Life

$5-$15	266	2.3
$15-$25	232	2.3
$25-$35	12	4.3

All outstanding options were exercisable at October 31, 2010, 2009 and 2008, respectively.

NOTE 12—	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2010	2009(1)	2008(1)

Current
Federal	$15,222	$24,005	$34,369
State and local	5,892	1,268	3,589
non-U.S.	14,861	11,955	31,167

	35,975	37,228	69,125
Deferred
Federal	(372)	(8,762)	2,802
State and local	653	2,062	380
non-U.S.	4,315	(6,467)	5,934

	4,596	(13,167)	9,116

	$40,571	$24,061	$78,241

(1)	Amounts presented in 2009 and 2008 reflect the change in accounting principle from using a combination of the LIFO and FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009.

Non-U.S. income before income tax expense was $159.7 million, $63.3 million and $213.7 million in 2010, 2009, and 2008, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2010	2009(1)	2008(1)

United States federal tax rate	35.00%	35.00%	35.00%
Non-U.S. tax rates	(14.50)%	(12.00)%	(8.30)%
State and local taxes, net of federal tax benefit	1.30%	1.90%	1.20%
United States tax credits	(3.90)%	(4.40)%	(0.90)%
Other non-recurring items	(1.80)%	(3.10)%	(2.90)%

	16.10%	17.40%	24.10%

(1)	Amounts presented in 2009 and 2008 reflect the change in accounting principle from using a combination of the LIFO and FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009.

The United States tax credits in 2010 and 2009 primarily relate to an alternative tax fuel credit for the production of cellulosic bio-fuel.

Significant components of the Company’s deferred tax assets and liabilities at October 31 for the years indicated were as follows (Dollars in thousands):

	2010	2009(1)

Deferred Tax Assets
Net operating loss carryforwards	$117,850	$136,528
Minimum pension liabilities	46,064	45,360
Insurance operations	13,659	12,898
Incentives	8,605	11,345
Environmental reserves	7,619	9,322
State income tax	8,026	9,482
Postretirement	6,963	7,227
Other	8,829	6,928
Derivatives instruments	832	6,132
Interest	4,606	3,190
Allowance for doubtful accounts	2,496	3,093
Restructuring reserves	3,558	2,975
Deferred compensation	3,098	2,367
Foreign tax credits	1,602	1,806
Vacation accruals	1,186	1,345
Stock options	1,820	1,341
Severance	372	614
Workers compensation accruals	295	608

Total Deferred Tax Assets	237,480	262,561
Valuation allowance	(64,568)	(80,702)

Net Deferred Tax Assets	172,912	181,859

Deferred Tax Liabilities
Properties, plants and equipment	106,544	101,655
Goodwill and other intangible assets	83,690	79,410
Inventories	5,117	8,912
Timberland transactions	95,355	95,497
Pension	18,275	12,039

Total Deferred Tax Liabilities	308,981	297,513

Net Deferred Tax Asset (Liability)	$(136,069)	$(115,654)

(1)	Amounts presented in 2009 and 2008 reflect the change in accounting principle from using a combination of the LIFO and FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009.

At October 31, 2010, the Company had tax benefits from non-U.S. net operating loss carryforwards of approximately $116.0 million and approximately $1.8 million of state net operating loss carryfowards. A majority of the non-U.S. net operating losses will begin expiring in 2012. At October 31, 2010, valuation allowances of approximately $62.9 million have been provided against the tax benefits from non-U.S. net operating loss carryforwards.

At October 31, 2010, the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

The recognition and measurement guidelines of ASC 740 was applied to all of the Company’s material income tax positions as of the beginning of 2008, resulting in an increase in the Company’s tax liabilities of $7.0 million with a corresponding decrease to beginning retained earnings for the cumulative effect of the change in accounting principle.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008

Balance at November 1	$45,459	$51,715	$60,476
Increases in tax provisions for prior years	66	3,335	2,295
Decreases in tax provisions for prior years	(2,728)	(2,992)	(928)
Increases in tax positions for current years	1,517	2,951	378
Settlements with taxing authorities	(6,667)	—	(186)
Lapse in statute of limitations	—	(6,016)	(3,872)
Currency translation	(2,285)	(3,534)	(6,448)

Balance at October 31	$35,362	$45,459	$51,715

The 2010 settlements with taxing authorities referenced above primarily relate to a prior-year issue in a non-U.S. taxing jurisdiction that was resolved during 2010 with a non-U.S. jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2010 and October 31, 2009, the Company had $11.1 million and $10.5 million, respectively, accrued for the payment of interest and penalties. For the year ended October 31, 2010, the Company recognized expense of $0.4 million related to interest and penalties in the consolidated statement of income, which was recorded as part of income tax expense. For the years ended October 31, 2009, and 2008 the Company recognized a benefit of $3.7 million and an expense of $1.3 million related to interest and penalties in the consolidated statement of income, which was recorded as a reduction of income tax expense, respectively.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2010 based on lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $0.8 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $29.3 million, $58.9 million and $57.3 million in 2010, 2009, and 2008, respectively.

NOTE 13—	RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Retirement Plans

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2010 and 2009. Other international represents the noncontributory defined benefit pension plans in Canada, the Netherlands, and South Africa.

The components of net periodic pension cost include the following (Dollars in thousands):

					Other
For the year ended October 31, 2010	Consolidated	United States	Germany	United Kingdom	International

Service cost	$12,670	$9,171	$366	$2,326	$807
Interest cost	29,213	15,990	1,387	6,958	4,878
Expected return on plan assets	(34,784)	(18,097)	—	(11,604)	(5,083)
Amortization of transition net asset	24	(48)	—	—	72
Amortization of prior service cost	951	951	—	—	—
Recognized net actuarial (gain) loss	6,718	5,899	—	524	295

Net periodic pension cost	$14,792	$13,866	$1,753	$(1,796)	$969

					Other
For the year ended October 31, 2009	Consolidated	United States	Germany	United Kingdom	International

Service cost	$10,224	$7,366	$345	$1,838	$675
Interest cost	31,440	16,572	1,505	6,792	6,571
Expected return on plan assets	(35,875)	(17,593)	—	(10,927)	(7,355)
Amortization of transition net asset	29	(48)	—	—	77
Amortization of prior service cost	1,005	1,017	9	—	(21)
Recognized net actuarial (gain) loss	(1,209)	38	—	(1,268)	21
Curtailment, settlement and other	497	147	—	350	—

Net periodic pension cost	$6,111	$7,499	$1,859	$(3,215)	$(32)

					Other
For the year ended October 31, 2008	Consolidated	United States	Germany	United Kingdom	International

Service cost	$11,932	$8,700	$377	$2,008	$847
Interest cost	28,410	14,893	1,204	7,290	5,023
Expected return on plan assets	(33,460)	(17,650)	—	(10,477)	(5,333)
Amortization of transition net asset	19	(48)	—	—	67
Amortization of prior service cost	811	920	—	—	(109)
Recognized net actuarial (gain) loss	3,822	3,167	—	450	205
Curtailment, settlement and other	3,512	—	—	—	3,512

Net periodic pension cost	$15,046	$9,982	$1,581	$(729)	$4,212

The significant weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

					Other
For the year ended October 31, 2010	Consolidated	United States	Germany	United Kingdom	International

Discount rate	5.20%	5.50%	5.00%	5.25%	1.64%
Expected return on plan assets(1)	7.50%	8.25%	0.00%	7.50%	2.29%
Rate of compensation increase	3.11%	3.00%	2.75%	4.00%	0.87%
For the year ended October 31, 2009
Discount rate	5.20%	5.75%	6.00%	5.50%	2.28%
Expected return on plan assets(1)	7.50%	8.25%	0.00%	7.50%	2.56%
Rate of compensation increase	3.11%	3.00%	2.75%	4.00%	1.15%
For the year ended October 31, 2008
Discount rate	5.20%	7.00%	6.25%	6.25%	2.31%
Expected return on plan assets(1)	7.50%	8.75%	0.00%	7.50%	1.92%
Rate of compensation increase	3.11%	4.00%	3.00%	4.35%	1.20%

(1)	To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

					Other
For the year ended October 31, 2010	Consolidated	USA	Germany	United Kingdom	International

Change in benefit obligation:
Benefit obligation at beginning of year	$541,791	$284,680	$25,287	$133,669	$98,155
Service cost	12,670	9,171	366	2,326	807
Interest cost	29,213	15,990	1,387	6,958	4,878
Plan participant contributions	500	—	—	312	188
Amendments	1,351	1,397	—	—	(46)
Actuarial loss	34,275	10,734	4,393	1,694	17,454
Foreign currency effect	(12,452)	—	(1,608)	(4,259)	(6,585)
Benefits paid	(26,645)	(12,517)	(1,277)	(6,241)	(6,610)

Benefit obligation at end of year	$580,703	$309,455	$28,548	$134,459	$108,241

Change in plan assets:
Fair value of plan assets at beginning of year	$463,158	$194,470	$—	$166,250	$102,438
Actual return on plan assets	65,495	27,358	—	20,449	17,688
Expenses paid	(46)	—	—	—	(46)
Plan participant contributions	500	—	—	312	188
Other	(625)	(625)	—	—	—
Foreign currency effects	(11,816)	—	—	(5,291)	(6,525)
Employer contributions	22,983	19,169	—	3,007	807
Benefits paid	(24,921)	(12,070)	—	(6,241)	(6,610)

Fair value of plan assets at end of year	$514,728	$228,302	$—	$178,486	$107,940

					Other
For the year ended October 31, 2009	Consolidated	USA	Germany	United Kingdom	International

Change in benefit obligation:
Benefit obligation at beginning of year	$470,763	$237,797	$21,094	$121,571	$90,301
Service cost	10,224	7,366	345	1,838	675
Interest cost	31,440	16,572	1,505	6,792	6,571
Plan participant contributions	604	—	—	407	197
Amendments	6,583	3,460	269	1,993	861
Actuarial loss	36,085	34,031	542	8,744	(7,232)
Foreign currency effect	17,075	—	2,979	(34)	14,130
Benefits paid	(30,983)	(14,546)	(1,447)	(7,642)	(7,348)

Benefit obligation at end of year	$541,791	$284,680	$25,287	$133,669	98,155

Change in plan assets:
Fair value of plan assets at beginning of year	$458,622	$208,954	$—	$160,298	$89,370
Actual return on plan assets	(163)	(14,454)	—	9,157	5,134
Expenses paid	(856)	(792)	—	—	(64)
Plan participant contributions	604	—	—	407	197
Foreign currency effects	13,686	—	—	(156)	13,842
Employer contributions	20,445	14,952	—	4,186	1,307
Benefits paid	(29,180)	(14,190)	—	(7,642)	(7,348)

Fair value of plan assets at end of year	$463,158	$194,470	$—	$166,250	$102,438

					Other
For the year ended October 31, 2010	Consolidated	USA	Germany	United Kingdom	International

Funded status	$(65,975)	$(81,153)	$(28,548)	$44,027	$(301)
Unrecognized net actuarial loss	125,520	104,697	4,872	(3,609)	19,560
Unrecognized prior service cost	6,239	6,239	—	—	—
Unrecognized initial net obligation	494	(76)	—	—	570

Net amount recognized	$66,278	$29,707	$(23,676)	$40,418	19,829

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$48,815	$—	$—	$44,027	$4,788
Accrued benefit liability	(114,790)	(81,153)	(28,548)	—	(5,089)
Accumlated other comprehensive income	132,253	110,860	4,872	(3,609)	20,130

Net amount recognized	$66,278	$29,707	$(23,676)	$40,418	$19,829

					Other
For the year ended October 31, 2009	Consolidated	USA	Germany	United Kingdom	International

Funded status	$(78,633)	$(90,210)	$(25,287)	$32,581	$4,283
Unrecognized net actuarial loss	130,065	109,122	506	4,206	16,231
Unrecognized prior service cost	5,169	5,169	—	—	—
Unrecognized initial net obligation	581	(124)	—	—	705

Net amount recognized	$57,182	$23,957	$(24,781)	$36,787	21,219

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$41,953	$—	$—	$32,581	$9,372
Accrued benefit liability	(120,586)	(90,210)	(25,287)	—	(5,089)
Accumlated other comprehensive income	130,065	109,122	506	4,206	16,231

Net amount recognized	$51,432	$18,912	$(24,781)	$36,787	$20,514

Aggregated accumulated benefit obligations for all plans were $556.6 million and $510.2 million at October 31, 2010 and 2009, respectively. The $580.7 million projected benefit obligation consists of $309.5 million related to the United States pension and $271.2 million related to the non-United States pensions. The $514.7 million fair value of pension assets consists of $228.3 million related to the United States pension and $286.4 related to the non-United States pensions. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $351.3 million, $331.3 million and $236.5 million, respectively, as of October 31, 2010.

Pension plan contributions totaled $23.0 million, $15.9 million, and $18.7 million during 2010, 2009 and 2008, respectively. Contributions during 2011 are expected to be approximately $29.7 million. The Company expects to record an amortization loss of $8.4 million which is recorded in other comprehensive losses on the balance sheet.

The following table presents the fair value measurements for the pension assets as of October 31, 2010 (Dollars in thousands):

	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total

Equity securities	$154,190	$134,057	$—	$288,247
Debt securities	—	87,504	—	87,504
Other	—	138,977	—	138,977

Total	$154,190	$360,538	$—	$514,728

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2010 Actual	Target

Equity securities	56%	54%
Debt securities	17%	19%
Other	27%	27%

Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in thousands):

Expected
Benefit
Year	Payments

2011	$27,313
2012	$29,486
2013	$31,383
2014	$31,875
2015	$32,238
2016-2020	$181,662

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $2.9 million in 2010, $1.7 million in 2009 and $3.3 million in 2008. For 2009 and in response to the global economic slowdown, contributions by the Company for employees accruing benefits in the 401(k) plans were suspended except for those participants not eligible to participate in the defined benefit pension plan or where contractually prohibited. New employees will continue to receive the Company contribution. For 2010, the Company began a new program that matched contributions by employees in certain plans.

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2010	2009	2008

Service cost	$19	$21	$23
Interest cost	1,565	1,896	1,880
Amortization of prior service cost	(1,329)	(1,308)	(1,234)
Recognized net actuarial loss (gain)	(58)	(195)	(5)

	$197	$414	$664

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	October 31,	October 31,
	2010	2009

Benefit obligation at beginning of year	$25,396	$24,762
Benefit obligation adjustment due to measurement date change and other	—	288
Service cost	19	21
Interest cost	1,565	1,896
Plan participants’ contributions	—	214
Actuarial loss	85	279
Foreign currency effect	237	884
Plan ammendments	(3,215)	—
Benefits paid	(2,532)	(2,948)

Benefit obligation at end of year	$21,555	$25,396

Funded status	$(21,555)	$(25,396)
Unrecognized net actuarial loss	(2,075)	(2,178)
Unrecognized prior service credit	(14,255)	(12,443)

Net amount recognized	$(37,885)	$(40,017)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plan were $4.4 million and $0, respectively, as of October 31, 2010 compared to $4.2 million and $0, respectively, as of October 31, 2009.

The measurements assume a discount rate of 5.5% in the United States and 8.25% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical

Current trend rate	7.9%
Ultimate trend rate	5.0%
Year ultimate trend rate reached	2017

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$101	$(88)
Effect on postretirement benefit obligation	$755	$(641)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in thousands):

Expected
Benefit
Year	Payments

2011	$2,997
2012	$2,223
2013	$2,150
2014	$2,043
2015	$1,949
2016-2020	$8,402

NOTE 14—	CONTINGENT LIABILITIES

Environmental Reserves

At October 31, 2010 and 2009, the Company had recorded liabilities of $26.2 million and $33.4 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At October 31, 2010 and 2009, the Company had recorded environmental liability reserves of $14.5 million and $17.9 million, respectively, for its blending facility in Chicago, Illinois; $8.4 million and $10.9 million, respectively, for various European drum facilities acquired in November 2006; and $1.9 million and $3.4 million, respectively, related to the Company’s facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.

The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability. The Company’s potential future obligations for environmental contingencies related to facilities acquired in the 2001 Van Leer Industrial Packaging acquisition may, under certain circumstances, be reduced by insurance coverage and seller cost sharing provisions. In connection with that acquisition, the Company was issued a 10-year term insurance policy, which insures the Company against environmental contingencies unidentified at the acquisition date, subject to a $50.0 million aggregate self-insured retention. Liability for this first $50.0 million of unidentified environmental contingencies is shared 70 percent by the seller and 30 percent by the Company if such contingency is identified within 10 years following the acquisition date. The Company is liable for identified environmental contingencies at the acquisition date up to an aggregate $10.0 million, and thereafter the liability is shared 70 percent by the Company and 30 percent by the seller. The Company is currently considering whether to renew this policy.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at October 31, 2010. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

Litigation-related Liabilities

The Company had no recorded legal liabilities at October 31, 2010 and 2009. The prior period liability represents asserted and unasserted litigation, claims and/or assessments at some of its manufacturing sites and other locations where it believes the outcome of such matters will be unfavorable to the Company. These environmental liabilities were not individually material. The Company only reserves for those unasserted claims that it believes are probable of being asserted at some time in the future. The liabilities recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued.

NOTE 15—EARNINGS PER SHARE

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share”. In accordance with this guidance, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.

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

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares

October 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,756,974	17,524,946
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
October 31, 2009:
Class A Common Stock	128,000,000	42,281,920	24,474,773	17,807,147
Class B Common Stock	69,120,000	34,560,000	22,462,266	12,097,734

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2010	2009	2008

Class A Common Stock:
Basic shares	24,654,364	24,328,724	23,932,045
Assumed conversion of stock options	304,712	311,259	446,560

Diluted shares	24,959,076	24,639,983	24,378,605

Class B Common Stock:
Basic and diluted shares	22,445,322	22,475,707	22,797,825

There were no stock options that were antidilutive for the years ended October 31, 2010, 2009, or 2008.

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

(In millions except per share data)	2010	2009	2008

Numerator
Numerator for basic and diluted EPS —
Net income attributable to Greif	$210.0	$110.6	$241.7
Cash dividends	93.1	88.0	76.5

Undistributed net income attributable to Greif	$116.9	$22.6	$165.2
Demonimator
Denominator for basic EPS —
Class A common stock	24.7	24.3	23.9
Class B common stock	22.4	22.5	22.8
Denominator for diluted EPS —
Class A common stock	25.0	24.6	24.4
Class B common stock	22.4	22.5	22.8
EPS Basic
Class A common stock	$3.60	$1.91	$4.16
Class B common stock	$5.40	$2.86	$6.23
EPS Diluted
Class A common stock	$3.58	$1.91	$4.11
Class B common stock	$5.40	$2.86	$6.23

Dividends per Share

The Company pays quarterly dividends of varying amounts computed on the basis as described above. The annual dividends paid for the last two years are as follows:

2010 Year Dividends per Share - Class A $1.60; Class B $2.39

2009 Year Dividends per Share - Class A $1.52; Class B $2.27

Common Stock Repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2010, the Company did not repurchase any shares of Class A Common Stock, but did purchase 50,000 shares of Class B Common Stock. As of October 31, 2010, the Company had repurchased 2,883,272 shares, including 1,416,752 shares of Class A Common Stock and 1,466,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2007 through October 31, 2010 was approximately $27.3 million.

NOTE 16—	EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity Earnings (Losses) of Unconsolidated Affiliates, Net of Tax

Equity earnings (losses) of unconsolidated affiliates, net of tax represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) of unconsolidated affiliates, net of tax for 2010, 2009 and 2008 were $3.5 million, ($0.4) million and $1.7 million, respectively. There were no dividends received from the Company’s equity method affiliates for the year ended October 31, 2010. Dividends received from our equity method subsidiaries were $0.5 million and $0.1 million for the years ending October 31, 2009 and 2008, respectively.

Net Income Attributable to Noncontrolling Interests

In addition, some subsidiaries of the Company are not wholly-owned, which means the Company owns a majority interest in those subsidiaries, and other unrelated persons own the remaining portion. Net income attributable to noncontrolling interests reflect the portion of earnings or losses of operations of these subsidiaries that are owned by persons otherwise unrelated to the Company. Net income attributable to noncontrolling interests for the year ended October 31, 2010, 2009 and 2008 were $5.5 million, $3.2 million and $5.6 million, respectively, and were deducted from net income to arrive at net income attributable to Greif, Inc.

NOTE 17—	BUSINESS SEGMENT INFORMATION

The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.

Operations in the Rigid Industrial Packaging & Services segment involve the production and sale of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. Many of these products are manufactured and sold in over 50 countries throughout the world.

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

The following segment information is presented for each of the three years in the period ended October 31, 2010, except as to information relating to assets which is at October 31, 2010 and 2009 (Dollars in thousands):

	2010	2009[1]	2008[1]

		(As Adjusted)
Net sales:
Rigid Industrial Packaging & Service	$2,587,854	$2,266,890	$3,074,834
Flexible Products & Services	233,119	43,975	52,604
Paper Packaging	624,092	460,712	644,298
Land Management	16,472	20,640	18,795

Total net sales	$3,461,537	$2,792,217	$3,790,531

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging & Service	$291,066	$210,908	$325,956
Flexible Products & Services	18,761	$8,588	$8,679
Paper Packaging	60,640	35,526	69,967
Land Management	9,001	22,237	20,571

Total operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	379,468	277,259	425,173
Restructuring charges:
Rigid Industrial Packaging & Service	20,980	65,742	33,971
Flexible Products & Services	624	—	—
Paper Packaging	5,142	685	9,155
Land Management	—	163	76

Total restructuring charges	26,746	66,590	43,202

Restructuring-related inventory charges:
Rigid Industrial Packaging	131	10,772	—

Total inventory-related restructuring charges	131	10,772	—
Acquisition-related costs:
Rigid Industrial Packaging & Service	7,672	—	—
Flexible Products & Services	19,504	—

Total acquisition-related costs	27,176	—	—
Timberland disposals, net
Land Management	—	—	340

Operating profit:
Rigid Industrial Packaging	262,283	134,394	291,985
Flexible Products & Services	(1,367)	8,588	8,679
Paper Packaging	55,498	34,841	60,812
Land Management	9,001	22,074	20,835

Total operating profit	$325,415	$199,897	$382,311

	2010	2009	2008

		(As Adjusted)[1]	(As Adjusted)[1]

Assets:
Rigid Industrial Packaging & Services	$2,058,165	$1,783,821
Flexible Products & Services	353,715	15,296
Paper Packaging	435,555	402,787
Land Management	274,352	254,856

Total segment	3,121,787	2,456,760
Corporate and other	376,658	367,169

Total assets	$3,498,445	$2,823,929

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$79,050	$73,212	$73,730
Flexible Products & Services	4,937	794	1,137
Paper Packaging	29,204	25,517	27,172
Land Management	2,783	3,104	4,339

Total depreciation, depletion and amortization expense	$115,974	$102,627	$106,378

The following geographic information is presented for each of the three years in the period ended October 31, 2010, except as to asset information that is at October 31, 2010 and 2009 (Dollars in thousands):

	2010	2009	2008

Net Sales
North America	$1,732,880	$1,530,438	$2,001,364
Europe, Middle East and Africa	1,171,363	835,117	1,278,363
Other	557,294	426,662	510,804

Total net sales	$3,461,537	$2,792,217	$3,790,531

The following table presents total assets by geographic region (Dollars in thousands):

	2010	2009

	(As Adjusted)[1]
Assets:
North America	$1,895,475	$1,826,840
Europe, Middle East and Africa	1,012,131	601,841
Other	590,839	395,248

Total assets	$3,498,445	$2,823,929

(1)	Amounts presented in 2009 and 2008 reflect the change in accounting principle from using a combination of the LIFO and FIFO inventory accounting methods to the FIFO method for all of our businesses effective November 1, 2009 and the realignment of the multiwall bag operations, previously included in the Paper Packaging segment, into the Flexible Products & Services segment.

NOTE 18—	QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2010 and 2009 are shown below (Dollars in thousands, except per share amounts):

2010	January 31	April 30	July 31	October 31

Net sales	$709,682	$836,580	$921,333	$993,942
Gross profit	$137,712	$168,516	$191,039	$206,395
Net income(1)	$26,231	$44,832	$67,759	$76,635
Net income attributable to Greif, Inc.(1)	$24,819	$42,634	$65,975	$76,557
Earnings per share
Basic:
Class A Common Stock	$0.43	$0.73	$1.13	$1.31
Class B Common Stock	$0.63	$1.10	$1.70	$1.97
Diluted:
Class A Common Stock	$0.43	$0.73	$1.12	$1.30
Class B Common Stock	$0.63	$1.10	$1.70	$1.97
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	24,545,131	24,637,648	24,687,006	24,747,669
Class B Common Stock	22,462,266	22,462,266	22,444,488	22,412,266
Diluted:
Class A Common Stock	24,907,553	25,008,915	24,999,901	25,078,601
Class B Common Stock	22,462,266	22,462,266	22,444,488	22,412,266
Market price (Class A Common Stock):
High	$59.31	$61.02	$60.84	$61.31
Low	$48.36	$46.01	$50.00	$54.90
Close	$48.36	$59.18	$59.63	$58.74
Market price (Class B Common Stock):
High	$53.42	$57.80	$57.75	$58.99
Low	$45.20	$45.62	$47.00	$52.87
Close	$48.59	$57.00	$57.35	$58.00

(1)	We recorded the following significant transactions during the fourth quarter of 2010: (i) restructuring charges of $6.2 million and (ii) acquisition-related charges of $7.1 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2009	January 31	April 30	July 31	October 31

	(As Adjusted)[2]	(As Adjusted)[2]	(As Adjusted)[2]	(As Adjusted)[2]

Net sales	$666,260	$647,897	$717,567	$760,493
Gross profit	$94,801	$96,860	$139,427	$168,556
Net income	$(1,818)	$1,546	$39,547	$74,557
Net income attributable to Greif, Inc.	$(2,272)	$1,553	$37,811	$73,554
Earnings per share
Basic:
Class A Common Stock	$(0.03)	$0.03	$0.65	$1.27
Class B Common Stock	$(0.06)	$0.04	$0.98	$1.90
Diluted:
Class A Common Stock	$(0.03)	$0.03	$0.65	$1.25
Class B Common Stock	$(0.06)	$0.04	$0.98	$1.90
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	24,130,385	24,352,826	24,386,195	24,445,491
Class B Common Stock	22,516,029	22,462,266	22,462,266	24,462,266
Diluted:
Class A Common Stock	24,405,257	24,623,424	24,747,767	24,817,878
Class B Common Stock	22,516,029	22,462,266	22,462,266	22,462,266
Market price (Class A Common Stock):
High	$40.36	$46.48	$53.52	$57.94
Low	$27.07	$25.65	$40.18	$47.24
Close	$30.26	$45.27	$51.33	$53.52
Market price (Class B Common Stock):
High	$35.90	$42.75	$48.71	$53.45
Low	$22.13	$25.50	$37.00	$44.14
Close	$30.37	$42.25	$47.15	$48.20

(2)	In the first quarter of 2010, the Company changed from using a combination of FIFO and LIFO inventory accounting methods to the FIFO method for all of its businesses. All amounts included herein have been presented on the FIFO basis.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 17, 2010, there were 437 stockholders of record of the Class A Common Stock and 98 stockholders of record of the Class B Common Stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Shareholders of
Greif, Inc.

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for inventory in 2010 to the FIFO method of inventory valuation for all locations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif, Inc.’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 22, 2010

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3. Management has assessed the effectiveness of our internal control over financial reporting at October 31, 2010, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4. This assessment excluded the internal control over financial reporting of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July 2010, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010, a South American company purchased in September 2010, and five flexible products companies that conduct business throughout Europe, Asia and North America acquired in February, June, August and September 2010, which are included in the 2010 Consolidated Financial Statements of Greif, Inc. and subsidiaries, and constituted total assets and net sales of 0.5% and 1.8%, respectively, for the first European company, 0.1% and 0.3%, respectively, for the Asian company, 0.1% and 0.1%, respectively, for the first North American drum reconditioning company, 0.1% and 0.1%, respectively, for the second North American reconditioning company, 0.0% and 0.0%, respectively, for the second European company, 0.1% and 0.0%, respectively, for the 51 percent interest in the Middle Eastern company, 0.1% and 0.0%, respectively, for the South American company, and 2.5% and 5.4%, respectively, for the five flexible products companies acquired that conduct business throughout Europe, Asia and North America, of the Company’s consolidated financial statements as of and for the year ended October 31, 2010.

Our internal control over financial reporting as of October 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Greif, Inc.

We have audited Greif, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Greif, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July 2010, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company, a South American company purchased in September 2010, and five flexible products companies that conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010, which are included in the 2010 Consolidated Financial Statements of Greif, Inc. and subsidiaries, and constituted total assets and net sales of 0.5% and 1.8% respectively for the first European company, 0.1% and 0.3% respectively for the Asian company, 0.1% and 0.1% respectively for the first North American drum reconditioning company, 0.1% and 0.1% respectively for the second North American reconditioning company, 0.0% and 0.0% respectively for the second European company, 0.1% and 0.0% respectively for the 51 percent interest in the Middle Eastern company, 0.1% and 0.0% respectively for the South American company, and 2.5% and 5.4% respectively for the five flexible products companies acquired that conduct business throughout Europe, Asia and North America, of the Company’s consolidated financial statements as of and for the year ended October 31, 2010. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired operations referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2010 of Greif, Inc. and subsidiaries and schedule and our report dated December 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
December 22, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1—Election of Directors” in the 2011 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2011 Proxy Statement, which information is incorporated herein by reference.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Vicki L. Avril, John F. Finn, Bruce A. Edwards and John W. McNamara. Ms. Avril is Chairperson of the Audit Committee. Our Board of Directors has determined that Ms. Avril is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2011 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2010 annual meeting of stockholders.

Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions. This code of ethics is posted on our Internet Web site at www.greif.com under “Investor Center—Corporate Governance.” Copies of this code of ethics are also available to any person, without charge, by making a written request to us. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.

ITEM 11. EXECUTIVE COMPENSATION

The 2011 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2011 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2011 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2011 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

The individual financial statements of our company have been omitted since we are primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than our company or our consolidated subsidiaries in amounts which exceed 5 percent of total consolidated assets at October 31, 2010.

(2) Financial Statement Schedule:	Page

Consolidated Valuation and Qualifying Accounts and Reserves (Schedule II)	95

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits—Refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 22, 2010	By:	/s/ Michael J. Gasser
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

Each of the above signatures is affixed as of December 22, 2010.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

	Balance at	Charged to
	Beginning of	Costs and	Charged to		Balance at End
Description	Period	Expenses	Other Accounts	Deductions	of Period

Year ended October 31, 2008:
Allowance for doubtful accounts	$12.5	$2.8	$(3.0)	$1.2	$13.5
Environmental reserves	$40.6	$0.4	$(3.2)	$(0.6)	$37.2
Year ended October 31, 2009:
Allowance for doubtful accounts	$13.5	$2.3	$(3.9)	$0.6	$12.5
Environmental reserves	$37.2	$1.1	$(3.4)	$(1.5)	$33.4
Year ended October 31, 2010:
Allowance for doubtful accounts	$12.5	$1.1	$(0.2)	$(0.1)	$13.3
Environmental reserves	$33.4	$0.4	$(1.5)	$(6.1)	$26.2

EXHIBIT INDEX

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3(c)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3(d)	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

4(a)	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6 3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4(b)	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7 3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10(e)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10(f)*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10(g)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(h)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(i)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(j)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(k)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(l)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(m)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10(n)*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10(o)	Credit Agreement dated as of February 19, 2009, among Greif, Inc. and Greif International Holding B.V., as borrowers, a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC and J.P. Morgan Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank, National Association and U.S. Bank, National Association, as co-documentation agents. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q/A (Amendment No. 1) for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(p) therein).

10(p)	First Amendment dated as of July 21, 2009, to the Credit Agreement dated as of February 19, 2009, among Greif, Inc. and Greif International Holdings B.V., as Borrowers, various lending institutions, as Lenders, and Bank of America, National Association, as Administrative Agent	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(p) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(q)	Amended and Restated Credit Agreement dated October 29, 2010 among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as borrowers, with a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC, J.P. Morgan Securities LLC, KeyBank National Association, Citizens Bank of Pennsylvania and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Citizens Bank of Pennsylvania, Deutsche Bank Securities Inc. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association and Fifth Third Bank, as managing agents.	Current Report on Form 8-K dated November 4, 2010, File No. 001-00566 (see Exhibit 99.2 therein).

10(r)	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10(s)	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10(t)	Amendment dated as of June 29, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

10(u)	Amendment dated as of October 27, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(v)	Amendment dated as of April 30, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10(w)	Amendment dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

10(x)	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(bb) therein).

10(y)	First Amendment dated as of September 11, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10(z)	Second Amendment dated as of December 7, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Annual Report on Form 10-K for fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 10(dd) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

10(aa)	Third Amendment dated as of May 10, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008 by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 99.1 therein).

10(bb)	Fourth Amendment dated as of June 22, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.1 therein).

10(cc)	Fifth Amendment dated as of September 30, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Contained herein.

10(dd)	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10(ee)	Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.	Contained herein.

10(ff)	Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Contained herein.

10(gg)	First Amendment dated as of September 30, 2010, to the Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Contained herein.

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser and Daniel J. Gunsett.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 24(a) therein).

Exhibit		If Incorporated by Reference,
No.	Description of Exhibit	Document with which Exhibit was Previously Filed with SEC

24(b)	Powers of Attorney for Judith D. Hook and Patrick J. Norton.	Annual Report on Form 10-K for the fiscal year ended October 31, 2003, File No. 001-00566 (see Exhibit 24(c) therein).

24(c)	Power of Attorney for Vicki L. Avril.	Annual Report on Form 10-K for the fiscal year ended October 31, 2004, File No. 001-00566 (see Exhibit 24(c) therein).

24(d)	Power of Attorney for Bruce A. Edwards.	Annual Report on Form 10-K for the fiscal year ended October 31, 2006, File No. 001-00566 (see Exhibit 24(d) therein).

24(e)	Powers of Attorney for John F. Finn and Mark A. Emkes.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 24(e) therein).

24(f)	Powers of Attorney for John W. McNamara.	Annual Report on Form 10-K for the fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 24(f) therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.