Form 10-Q
period 2011-01-31
GREIF INC
filed 2011-03-07
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on February 28, 2011:

Class A Common Stock	24,814,309 shares
Class B Common Stock	22,412,266 shares

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
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended
	January 31,
	2011	2010

Net sales	$943,792	$709,682
Cost of products sold	767,707	571,970

Gross profit	176,085	137,712

Selling, general and administrative expenses	106,453	82,382
Restructuring charges	2,991	5,997
(Gain) on disposal of properties, plants and equipment, net	(2,079)	(1,328)

Operating profit	68,720	50,661

Interest expense, net	16,797	14,888
Other (income) expense, net	(1,890)	2,763

Income before income tax expense and equity earnings of unconsolidated affilitates, net	53,813	33,010

Income tax expense	13,238	6,668
Equity earnings (losses) of unconsolidated affiliates, net of tax	522	(111)

Net income	41,097	26,231
Net (income) loss attributable to noncontrolling interests	344	(1,412)

Net income attributable to Greif, Inc.	$41,441	$24,819

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.71	$0.43
Class B Common Stock	$1.06	$0.63

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.71	$0.43
Class B Common Stock	$1.06	$0.63
See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	January 31, 2011	October 31, 2010

Current assets
Cash and cash equivalents	$117,736	$106,957
Trade accounts receivable, less allowance of $13,338 in 2011 and $13,117 in 2010	475,800	480,158
Inventories	414,794	396,572
Deferred tax assets	17,220	19,526
Net assets held for sale	20,798	28,407
Prepaid expenses and other current assets	142,312	134,269

	1,188,660	1,165,889

Long-term assets
Goodwill	697,371	709,725
Other intangible assets, net of amortization	170,190	173,239
Assets held by special purpose entities	50,891	50,891
Deferred tax assets	31,987	29,982
Other long-term assets	96,686	93,603

	1,047,125	1,057,440

Properties, plants and equipment
Timber properties, net of depletion	215,489	215,537
Land	124,299	121,409
Buildings	419,242	411,437
Machinery and equipment	1,325,892	1,302,597
Capital projects in progress	129,538	112,300

	2,214,460	2,163,280
Accumulated depreciation	(922,475)	(888,164)

	1,291,985	1,275,116

Total assets	$3,527,770	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2011	October 31, 2010

Current liabilities
Accounts payable	$372,632	$448,310
Accrued payroll and employee benefits	71,979	90,887
Restructuring reserves	18,353	20,238
Current portion of long-term debt	12,500	12,523
Short-term borrowings	87,573	60,908
Deferred tax liabilities	4,829	5,091
Other current liabilities	121,547	123,854

	689,413	761,811

Long-term liabilities
Long-term debt	1,065,572	953,066
Deferred tax liabilities	183,967	180,486
Pension liabilities	63,288	65,915
Postretirement benefit obligations	22,049	21,555
Liabilities held by special purpose entities	43,250	43,250
Other long-term liabilities	113,455	116,930

	1,491,581	1,381,202

Shareholders’ equity
Common stock, without par value	108,659	106,057
Treasury stock, at cost	(117,280)	(117,394)
Retained earnings	1,340,604	1,323,477
Accumulated other comprehensive loss:
- foreign currency translation	14,163	44,612
- interest rate derivatives	(990)	(1,318)
- energy and other derivatives	(33)	(187)
- minimum pension liabilities	(76,405)	(76,526)

Total Greif, Inc. shareholders’ equity	1,268,718	1,278,721

Noncontrolling interests	78,058	76,711

Total shareholders’ equity	1,346,776	1,355,432

Total liabilities and shareholders’ equity	$3,527,770	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the three months ended January 31,	2011	2010
Cash flows from operating activities:
Net income	$41,097	$26,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	33,108	29,506
Asset impairments	487	206
Deferred income taxes	3,520	3,023
Gain on disposals of properties, plants and equipment, net	(2,079)	(1,328)
Equity (earnings) losses of unconsolidated affiliates	(522)	111
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	5,936	11,790
Inventories	(17,986)	(20,352)
Prepaid expenses and other current assets	(8,431)	(343)
Accounts payable	(94,453)	(147,578)
Accrued payroll and employee benefits	(18,805)	(27,453)
Restructuring reserves	(1,885)	743
Other current liabilities	543	(1,513)
Pension and postretirement benefit liabilities	(2,133)	5,773
Other long-term assets, other long-term liabilities and other	(6,557)	38,400

Net cash used in operating activities	(68,160)	(82,784)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(58,268)
Purchases of properties, plants and equipment	(40,536)	(33,714)
Purchases of timber properties	(400)	(100)
Proceeds from the sale of properties, plants, equipment and other assets	2,741	2,849
Purchases of land rights and other	(624)	—

Net cash used in investing activities	(38,819)	(89,233)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	847,731	740,660
Payments on long-term debt	(697,257)	(661,484)
Proceeds from short-term borrowings, net	27,367	13,262
Proceeds (payments of) trade accounts receivable credit facility, net	(36,800)	83,400
Dividends paid	(24,314)	(21,931)
Exercise of stock options	208	47

Net cash provided by financing activities	116,935	153,954

Effects of exchange rates on cash	823	(4,424)

Net increase (decrease) in cash and cash equivalents	10,779	(22,487)
Cash and cash equivalents at beginning of period	106,957	111,896

Cash and cash equivalents at end of period	$117,736	$89,409

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2011 and October 31, 2010 and the consolidated statements of operations and cash flows for the three month periods ended January 31, 2011 and 2010 of Greif, Inc. and subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.
The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2010 (the “2010 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2010 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of Management, all adjustments necessary for fair presentation of the consolidated financial statements have been included are of a normal and recurring nature.
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
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2011 or 2010, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.
Certain and appropriate prior year amounts have been reclassified to conform to the 2011 presentation.
Newly Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) amended Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”. The amendment to ASC 860 requires an enterprise to evaluate whether the transaction is legally isolated from the Company and whether the results of the transaction are consolidated within the consolidated financial statements. The Company adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, the Company evaluated its investments in entities under the ASC 810 guidance, including the evaluation of (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The Company adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (ASU). As of January 31, 2011, the FASB has issued ASU’s 2010-01 through 2011-1. The Company has reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

	# of	Purchase Price,		Operating	Tangible	Intangible
	Acquisitions	net of Cash	Revenue	Profit	Assets, net	Assets	Goodwill
Total 2011 Acquisitions	0	$0	$0	$0	$0	$0	$0
Total 2010 Acquisitions	12	$176,156	$268,443	$19,042	$116,286	$48,499	$120,355

Note:
Purchase price, net of cash acquired, does not factor payments for earn-out provisions on prior acquisitions. Revenue and operating profit represent activity only in the year of acquisition. Goodwill in 2010 excludes an immaterial acquisition in our Land Management segment.

During the first three months of 2011, the Company completed no acquisitions.
During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price related to a 2008 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July 2010, a North American drum reconditioning company purchased in August 2010, a European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning acquisitions, within our Rigid Industrial Packaging & Services segment, and the flexible products acquisitions expand the Company’s product and service offerings. The estimated fair value of the net tangible assets acquired was $116.3 million. Identifiable intangible assets, with a combined fair value of $48.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $120.4 million was recorded as goodwill.
The five flexible products companies were contributed to a joint venture on September 29, 2010. See “Flexible Joint Venture” included in Note 8 for additional information on this joint venture. The aggregate purchase price in the table above represents a reimbursement of $98.2 million received from the other joint venture partner relating to its investment and reimbursement of certain costs.
Had the transactions occurred on November 1, 2009, results of operations would not have differed materially from reported results.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A. also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($157.7 million) at January 31, 2011.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.7 million) at January 31, 2011.

In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be financed under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.9 million) at January 31, 2011.
The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks. The bank funds an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continues to recognize the deferred purchase price in its accounts receivable. At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
At January 31, 2011 and October 31, 2010, €95.4 million ($130.9 million) and €117.6 million ($162.9 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At January 31, 2011 and October 31, 2010, 8.1 million Singapore Dollars ($6.3 million) and 6.7 million Singapore Dollars ($5.4 million), respectively, of accounts receivable were sold under the Singapore RPA. At January 31, 2011 and October 31, 2010, 32.1 million Brazilian Reais ($19.2 million) and 11.7 million Brazilian Reais ($6.9 million), respectively, of accounts receivable were sold under the Brazil Agreements. At January 31, 2011 and October 31, 2010, 10.3 million Malaysian Ringgits ($3.4 million) and 6.3 million Malaysian Ringgits ($2.0 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
Expenses associated with the RPA and Italian RPA totaled €0.8 million ($1.0 million) and €0.7 million ($1.0 million) for the three months ended January 31, 2011 and 2010, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) and 0.1 million Singapore Dollars ($0.1 million) for the three months ended January 31, 2011 and 2010, respectively.
Expenses associated with the Brazil Agreements totaled 1.0 million Brazilian Reais ($0.6 million) and 1.1 million Brazilian Reais ($0.6 million) for the three months ended January 31, 2011 and 2010, respectively.
Expenses associated with the Malaysian Agreements totaled 0.2 million Malaysian Ringgits ($0.1 million) and ($0.1 million) for the three months ended January 31, 2011 and 2010, respectively.
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
NOTE 4 — INVENTORIES
Inventories are summarized as follows (Dollars in thousands):

	January 31,	October 31,
	2011	2010
Finished goods	$94,248	$92,469
Raw materials and work-in-process	320,546	304,103

	$414,794	$396,572

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis.

NOTE 5 — NET ASSETS HELD FOR SALE
As of January 31, 2011 and October 31, 2010, there were fourteen and sixteen locations with assets held for sale, respectively. During the first three months of 2011, we sold one location, added one location and two locations were placed back in service and depreciation was resumed. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2011 (Dollars in thousands):

	Rigid Industrial	Flexible Products &
	Packaging & Services	Services	Paper Packaging	Land Management	Total
Balance at October 31, 2010	$570,661	$78,261	$60,653	$150	$709,725
Goodwill adjustments	(695)	(12,067)	—	—	(12,762)
Currency translation	1,232	(824)	—	—	408

Balance at January 31, 2011	$571,198	$65,370	$60,653	$150	$697,371

The goodwill adjustments decreased goodwill by $12.8 million and consisted in part of $12.1 million of tangible asset valuation adjustments related to three of the 2010 acquisitions within the FPS segment. Certain business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate.
The Company reviews goodwill and indefinite-lived intangible assets for impairment by a reporting as required by ASC 350, “Intangibles — Goodwill and Other”, either annually or when events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management. The Company’s business segments have been identified as reporting units and the Company concluded that no impairment or impairment indicators exist at this time.
The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2011 and October 31, 2010 (Dollars in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
October 31, 2010:
Trademark and patents	$42,878	$17,184	$25,694
Non-compete agreements	20,456	7,774	12,682
Customer relationships	153,131	27,091	126,040
Other	15,235	6,412	8,823

Total	$231,700	$58,461	$173,239

January 31, 2011:
Trademark and patents	$43,030	$17,113	$25,917
Non-compete agreements	20,441	8,329	12,112
Customer relationships	153,816	29,703	124,113
Other	15,529	7,481	8,048

Total	$232,816	$62,626	$170,190

Gross intangible assets increased by $1.1 million for the three month period ended January 31, 2011. The increase in gross intangible assets consisted of $0.3 million in preliminary purchase price allocations related to 2010 acquisitions in the Flexible Products & Services segment and a $0.8 million increase attributable to currency fluctuations. Amortization expense for the three months ended January 31, 2011 and 2010 was $4.2 million and $3.3 million, respectively. Amortization expense for the next five years is expected to be $21.7 million in 2011, $21.4 million in 2012, $17.6 million in 2013, $15.3 million in 2014 and $14.6 million in 2015.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 23 years, except for $12.4 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2011 (Dollars in thousands):

			Non-cash
	Cash Charges		Charges
	Employee
	Separation	Other	Asset
	Costs	Costs	Impairments	Total

Balance at October 31, 2010	$12,668	$7,570	$—	$20,238
Costs incurred and charged to expense	1,154	1,350	487	2,991
Costs paid or otherwise settled	(3,355)	(1,797)	276	(4,876)

Balance at January 31, 2011	$10,467	$7,123	$763	$18,353

The focus for restructuring activities in 2011 continues to be on the integration of recent acquisitions in the Rigid Industrial Packaging & Services, Flexible Products & Services and Paper Packaging segments. During the first three months of 2011, the Company recorded restructuring charges of $3.0 million, which compares to $6.0 million of restructuring charges during the first three months of 2010. The restructuring activity for the three month period ended January 31, 2011 consisted of $1.2 million in employee separation costs, $0.5 million in asset impairments and $1.3 million in other costs. The $1.2 million in employee separation costs relates to the realignment of the Company’s management structure, plant closings and prior year acquisitions. The $1.3 million in other costs relates to professional fees and other administrative costs. The restructuring activity for the three month period ended January 31, 2010 consisted of $4.3 million in employee separation costs, $0.2 million in asset impairments and $1.5 million in other costs.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2011 and 2012 or plans that are being formulated and have not been announced as of the date of this Form 10-Q (Dollars in thousands):

	Amounts Expected to be	Three months ended	Amounts Remaining to
	Incurred	January 31, 2011	be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$8,237	$1,080	$7,157
Other restructuring costs	13,337	1,163	12,174

	21,574	2,243	19,331

Flexible Products & Services
Employee separation costs	131	58	73

Paper Packaging
Employee separation costs	115	16	99
Asset impairments	487	487	—
Other restructuring costs	1,260	187	1,073

	1,862	690	1,172

	$23,567	$2,991	$20,576

NOTE 8 — VARIABLE INTEREST ENTITIES
The Company evaluates whether an entity is a VIE whenever reconsideration events occur. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIE’s to determine if the primary beneficiary status is appropriate. As of January 31, 2011, the Company is the primary beneficiary of the two VIE’s, as discussed below.
Significant Nonstrategic Timberland Transactions
On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable (the “Purchase Note”) by an indirect subsidiary of Plum Creek (the “Buyer SPE”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.
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
The Buyer SPE is deemed to be a VIE since the assets of the Buyer SPE are not available to satisfy the liabilities of the Buyer SPE. The Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
At January 31, 2011 and October 31, 2010, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments, respectively. For the three month periods ended January 31, 2011 and 2010, the Buyer SPE recorded interest income of $0.6 million, respectively. The Buyer SPE is a separate and distinct legal entity from the Company however, it has been consolidated into the operations of the Company.
At January 31, 2011 and October 31, 2010, STA Timber had long-term debt of $43.3 million as of January 31, 2011 and October 31, 2010, respectively. For the three month periods ended January 31, 2011 and 2010, STA Timber recorded interest expense of $0.6 million, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

Flexible Packaging Joint Venture
On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra,”) formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.
The Flexible Packaging JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible packaging enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra and that were reorganized under Pinwheel Asset Holding B.V. and Pinwheel Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company has 51% ownership in Trading Co. and 49% ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.
All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.
The following table presents the Flexible Packaging JV total net assets (Dollars in thousands):

January 31, 2011	Asset Co.	Trading Co.	Flexible Packaging JV
Total assets	$174,023	$151,739	$325,762
Total liabilities	78,193	55,022	133,215

Net assets	$95,830	$96,717	$192,547

October 31, 2010	Asset Co.	Trading Co.	Flexible Packaging JV
Total assets	$187,727	$166,956	$354,683
Total liabilities	79,243	65,033	144,276

Net assets	$108,484	$101,923	$210,407

Noncontrolling interests attributable to the Flexible Packaging JV for the three months ended January 31, 2011 were ($1.7) million and were added to net income to arrive at net income attributable to the Company.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	January 31, 2011	October 31, 2010
2010 Credit Agreement	$423,287	$273,700
Senior Notes due 2017	303,260	303,396
Senior Notes due 2019	242,458	242,306
Trade accounts receivable credit facility	98,200	135,000
Other long-term debt	10,867	11,187

	1,078,072	965,589
Less current portion	(12,500)	(12,523)

Long-term debt	$1,065,572	$953,066

Credit Agreement
On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “2010 Credit Agreement”). The 2010 Credit Agreement provides for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The 2010 Credit Agreement replaced and refinanced the Company’s then existing credit agreement that provided us with a $500 million revolving multicurrency credit facility and a $200 million term loan.
The 2010 Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of January 31, 2011, $423.3 million was outstanding under the 2010 Credit Agreement. The current portion of the 2010 Credit Agreement was $12.5 million and the long-term portion was $410.8 million. The weighted average interest rate on the 2010 Credit Agreement was 2.28% for the three months ended January 31, 2011.
The 2010 Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At January 31, 2011, the Company was in compliance with these covenants.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $320.5 million at January 31, 2011 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At January 31, 2011, the Company was in compliance with these covenants.
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
The fair value of these Senior Notes due 2019 was $274.4 million at January 31, 2011, based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. At January 31, 2011, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, as purchasers, with a maturity date of December 8, 2013, subject to earlier termination of the purchasers’ commitment on September 29, 2011, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (0.82% at January 31, 2011). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At January 31, 2011, there was $98.2 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At January 31, 2011, the Company was in compliance with these covenants.

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
Other
In addition to the amounts borrowed under the 2010 Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, at January 31, 2011, the Company had outstanding other debt of $98.3 million, comprised of $10.9 million in long-term debt and $87.4 million in short-term borrowings, compared to other debt outstanding of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings, at October 31, 2010.
At January 31, 2011, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $20.2 million in 2012, $25.0 million in 2013, $123.3 million in 2014, $351.4 million in 2015 and $545.7 million thereafter.
At January 31, 2011 and October 31, 2010, the Company had deferred financing fees and debt issuance costs of $20.6 million and $21.4 million, respectively, which are included in other long-term assets.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Financial Instruments
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
During the next nine months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $2.0 million after tax at the time the underlying hedge transactions are realized.
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
Recurring Fair Value Measurements
The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of January 31, 2011 (Dollars in thousands):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1,524)	$—	$(1,524)	Other long-term liabilities
Foreign exchange hedges	—	(1,476)	—	(1,476)	Other current liabilities
Energy hedges	—	(50)	—	(50)	Other current liabilities

Total*	$—	$(3,050)	$—	$(3,050)

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at January 31, 2011 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives
The Company has interest rate swap agreements with various maturities through 2012. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix. Under these agreements, the Company receives interest monthly from the counterparties based upon the LIBOR and pays interest based upon a designated fixed rate over the life of the swap agreements.
The Company has two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.26% at January 31, 2011 and October 31, 2010) and pays interest based upon a fixed interest rate (weighted average of 1.78% at January 31, 2011 and October 31, 2010).
In the first quarter of 2010, the Company entered into a $100.0 million fixed to floating swap agreement which was recorded as a fair value hedge. Under this swap agreement, the Company received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. In the third quarter of 2010, the Company terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash benefit of $3.6 million ($2.2 million, net of tax) which is included long-term debt on the consolidated balance sheet.
Foreign Exchange Hedges
At January 31, 2011, the Company had outstanding foreign currency forward contracts in the notional amount of $150.4 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at January 31, 2011 resulted in a loss of $0.2 million recorded in the consolidated statements of operations and a loss of $1.3 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. At January 31, 2011, the notional amount of these hedges was $1.7 million ($2.4 million at October 31, 2010). The other comprehensive loss on these agreements was $0.1 million at January 31, 2011 and $0.3 million at October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness did not have a material impact on the Company’s consolidated statements of operations for the quarter ended January 31, 2011.
Other financial instruments
The estimated fair value of the Company’s long-term debt was $1,127.2 million and $1,021.5 million at January 31, 2011 and October 31, 2010, respectively. The current portion of the long-term debt was $12.5 million at January 31, 2011 and October 31, 2010. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.
Non Recurring Fair Value Measurements
The Company has reviewed the fair value adjustments for those assets and (liabilities) measured on a non-recurring basis as of January 31, 2011 discussed herein.
Net Assets Held for Sale
Net assets held for sale are considered level two inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of January 31, 2011, the Company had not recognized any impairment related to net assets held for sale.
Long-Lived Assets
As part of the Company’s restructuring plans following recent acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level two inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring-related expenses for the period ended January 31, 2011 of $0.5 million on long lived assets with net book values of $0.6 million.

Goodwill
On an annual basis, the Company performs an impairment test for goodwill. The Company concluded that no impairment existed at October 31, 2010. There have been no changes during the first quarter of 2011 that would warrant impairment considerations. The 2011 impairment test will be performed during the third quarter of 2011, or earlier if specific impairment indicators are present.
NOTE 11 — STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation — Stock Compensation”, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2011 or 2010. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.
NOTE 12 — INCOME TAXES
The quarterly effective tax rate was 24.6% and 20.2% in the first quarter of 2011 and 2010, respectively. The change in the effective tax rate is primarily attributable to a change in the forecasted mix of income in the United States versus outside the United States for the respective periods as well as an incremental benefit from an alternative fuel credit recorded in the first quarter of 2010.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” ASC 740 clarifies the accounting for uncertainty in income tax positions. The Company estimates that the range of possible change in unrecognized tax benefits within the next 12 months is a decrease of approximately zero to $6.0 million. Actual results may differ materially from this estimate.
There were no other significant changes in the Company’s uncertain tax positions for this period.
NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended
	January 31
	2011	2010
Service cost	$2,239	$2,293
Interest cost	4,159	3,998
Expected return on plan assets	(4,928)	(4,524)
Amortization of prior service cost, initial net asset and net actuarial gain	2,160	1,700

Net periodic pension costs	$3,630	$3,467

The Company made $3.4 million in pension contributions in the three months ended January 31, 2011. The Company estimates $29.7 million of pension contributions for the entire 2011 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended
	January 31
	2011	2010
Service cost	$2	$1
Interest cost	219	283
Amortization of prior service cost and recognized actuarial gain	(334)	(251)

Net periodic cost for postretirement benefits	$(113)	$33

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
In accordance with ASC 450, “Contingencies”, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results from operations.
Environmental Reserves
At January 31, 2011 and October 31, 2010, the Company had recorded liabilities of $25.8 million and $26.2 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At January 31, 2011 and October 31, 2010, the Company had recorded environmental liability reserves of $14.3 million and $14.5 million, respectively, for its blending facility in Chicago, Illinois and $10.1 million and $10.3 million, respectively, for various European drum facilities acquired in November 2006 as well as the facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.
The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability.
The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at January 31, 2011. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.
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
The Company calculates Class A EPS as follows: (i) multiply 40% times the average Class A shares outstanding, then divide that amount by the product of 40% of the average Class A shares outstanding plus 60% of the average Class B shares outstanding to get a percentage, (ii) divide undistributed net income attributable to Greif, Inc. by the average Class A shares outstanding, then (iii) multiply item (i) by item (ii), and finally (iv) add item (iii) to the Class A cash dividend per share. Diluted shares are factored into the Class A calculation.

The Company calculates Class B EPS as follows: (i) multiply 60% times the average Class B shares outstanding, then divide that amount by the product of 40% of the average Class A shares outstanding plus 60% of the average Class B shares outstanding to get a percentage, (ii) divide undistributed net income attributable to Greif, Inc. by the average Class B shares outstanding, then (iii) multiply item (i) by item (ii), and finally (iv) add item (iii) to the Class B cash dividend per share. Class B diluted EPS is identical to Class B basic EPS.
The following table provides EPS information for each period, respectively:

	Three months ended
	January 31
(In thousands except per share data)	2011	2010
Numerator
Numerator for basic and diluted EPS -
Net income attributable to Greif, Inc.	$41,441	$24,819
Cash dividends	24,314	21,931

Undistributed net income attributable to Greif, Inc.	$17,127	$2,888

Denominator
Denominator for basic EPS -
Class A common stock	24,787,857	24,545,131
Class B common stock	22,412,266	22,462,266
Denominator for diluted EPS -
Class A common stock	25,062,556	24,907,553
Class B common stock	22,412,266	22,462,266

EPS Basic
Class A common stock	$0.71	$0.43
Class B common stock	$1.06	$0.63

EPS Diluted
Class A common stock	$0.71	$0.43
Class B common stock	$1.06	$0.63

Dividends per share
Class A common stock	$0.42	$0.38
Class B common stock	$0.62	$0.56
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
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first three months of 2011, the Company did not repurchase any shares of Class A Common Stock or Class B Common Stock. As of January 31, 2011, the Company had repurchased 2,883,272 shares, including 1,416,752 shares of Class A Common Stock and 1,466,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2009 through January 31, 2011 was approximately $2.7 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized	Issued	Outstanding	Treasury
	Shares	Shares	Shares	Shares
January 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,812,389	17,469,531
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
October 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,756,974	17,524,946
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31
	2011	2010
Class A Common Stock:
Basic shares	24,787,857	24,545,131
Assumed conversion of stock options	274,699	362,422

Diluted shares	25,062,556	24,907,553

Class B Common Stock:
Basic and diluted shares	22,412,266	22,462,266

No stock options were antidilutive for the three month periods ended January 31, 2011 and January 31, 2010, respectively.
NOTE 16 — EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings (losses) of unconsolidated affiliates, net of tax
Equity earnings (losses) of unconsolidated affiliates, net of tax represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates, and the equity earnings of these interests were recorded in net income. Equity earnings (losses) of unconsolidated affiliates, net of tax for the three months ended January 31, 2011 and 2010 were $0.5 and ($0.1) million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended January 31, 2011 and 2010.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s majority owned subsidiaries that are consolidated with Greif, Inc.’s financial statements. Net income (loss) attributable to noncontrolling interests for the three months ended January 31, 2011 and 2010 were ($0.3) million and $1.4 million, respectively, and were deducted from net income to arrive at net income attributable to Greif, Inc.

NOTE 17 — COMPREHENSIVE INCOME
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended
	January 31
	2011	2010

Net income	$41,097	$26,231
Other comprehensive income:
Foreign currency translation adjustment	(30,449)	(16,899)
Changes in fair value of interest rate derivatives, net of tax	328	683
Changes in fair value of energy and other derivatives, net of tax	154	178
Minimum pension liability adjustment, net of tax	121	390

Comprehensive income	$11,251	$10,583

The following is the income tax benefit (expense) for each other comprehensive income line items:

	Three months ended
	January 31
	2011	2010

Income tax benefit (expense):
Changes in fair value of interest rate derivatives, net of tax	(177)	(368)
Changes in fair value of energy and other derivatives, net of tax	(83)	(96)
Minimum pension liability adjustment, net of tax	(39)	(99)
The components of Shareholders’ Equity from October 31, 2010 to January 31, 2011 (Dollars in thousands):

							Accumulated
						Non-	Other
	Capital Stock		Treasury Stock		Retained	Controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	interests	Income (Loss)	Equity
As of October 31, 2010	47,169	$106,057	29,673	$(117,394)	$1,323,477	$76,711	$(33,419)	$1,355,432
Net income					41,441	(344)		41,097
Other comprehensive income (loss):							(34,206)	(34,206)
Foreign currency translation on noncontrolling interests							4,360	4,360

Comprehensive income, attributable to Greif, Inc.								11,251

Noncontrolling interests and other						1,691		1,691
Dividends paid					(24,314)			(24,314)
Stock options exercised	15	176	(15)	31				207
Tax benefit of stock options and other		77						77
Long-term incentive shares issued	40	2,349	(40)	83				2,432

As of January 31, 2011	47,224	$108,659	29,618	$(117,280)	$1,340,604	$78,058	$(63,265)	$1,346,776

NOTE 18 — BUSINESS SEGMENT INFORMATION
The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.
Operations in the Rigid Industrial Packaging & Services segment involve the production and sale of rigid industrial packaging products, such as steel, fiber and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. The Company’s rigid industrial packaging products are sold to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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
Operations in the Paper Packaging segment involve the production and sale of containerboard, corrugated sheets and other corrugated products to customers in North America. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Operations related to the Company’s industrial and consumer multiwall bag products were reclassified from this segment to the Flexible Products & Services segment for the first quarter of 2010 results of operations.
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 267,150 acres of timber properties in the southeastern United States, which are actively managed, and 23,100 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2010 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended
	January 31
	2011	2010
Net sales:
Rigid Industrial Packaging & Services	$653,891	$564,764
Flexible Products & Services	128,008	11,286
Paper Packaging	156,764	128,263
Land Management	5,129	5,369

Total net sales	$943,792	$709,682

Operating profit:
Operating profit, before the impact of restructuring charges and acquisition-related costs:
Rigid Industrial Packaging & Services	$49,816	$57,459
Flexible Products & Services	8,543	2,517
Paper Packaging	18,830	3,739
Land Management	3,066	2,999

Operating profit, before the impact of restructuring charges and acquisition-related costs	80,255	66,714

Restructuring charges:
Rigid Industrial Packaging & Services	2,245	5,956
Flexible Products & Services	56	—
Paper Packaging	690	41

Total restructuring charges	2,991	5,997

Acquisition-related costs (1):
Rigid Industrial Packaging & Services	1,509	1,436
Flexible Products & Services	7,035	8,620

Total acquisition-related costs	8,544	10,056

Total operating profit	$68,720	$50,661

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$20,391	$21,257
Flexible Products & Services	$4,213	130
Paper Packaging	$7,702	7,185
Land Management	$802	934

Total depreciation, depletion and amortization expense	$33,108	$29,506

(1)
As a result of the creation of the Flexible Products & Services segment, acquisition related costs of $8,620 for the three months ended January 31, 2010 have been reclassified from the Rigid Industrial Packaging & Services segment to the Flexible Products & Services segment for comparative purposes.

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended January 31,
	2011	2010
Net sales:
North America	$439,848	$360,920
Europe, Middle East and Africa	345,179	224,314
Asia Pacific and Latin America	158,765	124,448

Total net sales	$943,792	$709,682

The following table presents total assets by segment and geographic area (Dollars in thousands):

	January 31, 2011	October 31, 2010
Assets:
Rigid Industrial Packaging & Services	$2,090,843	$2,058,165
Flexible Products & Services	343,357	353,715
Paper Packaging	427,041	435,555
Land Management	273,745	274,352

Total segments	3,134,986	3,121,787

Corporate and other	392,784	376,658

Total assets	$3,527,770	$3,498,445

Assets:
North America	$1,754,281	$1,895,475
Europe, Middle East and Africa	1,159,547	1,012,131
Asia Pacific and Latin America	613,942	590,839

Total assets	$3,527,770	$3,498,445

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2011 or 2010, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2011 and October 31, 2010, and for the consolidated statements of operations for the three months ended January 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”). Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks, (iv) the continuing consolidation of our customer base and our suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vi) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (vii) we may encounter difficulties arising from acquisitions, (viii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (ix) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (x) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xi) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xiv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xv) legislation/regulation related to climate change and environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance, (xvi) changing climate conditions may adversely affect our operations and financial performance, and (xvii) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2010 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW
We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.
We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.
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
As of January 31, 2011, we owned approximately 267,150 acres of timber properties in the southeastern United States, which are actively managed, and approximately 23,100 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
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
Our significant accounting policies are discussed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation of the 2010 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition.
Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2010 Form 10-K, as updated by Part II, Item 1A of this Form 10-Q. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
RESULTS OF OPERATIONS
The following comparative information is presented for the three month period ended January 31, 2011 and 2010. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.
In the second quarter of 2010, we acquired one of the world’s largest producer of flexible intermediate bulk containers. As a result of this acquisition, we created a new reporting segment called the Flexible Products & Services segment in the second quarter of 2010. The results of our multiwall bag operations, previously included in the Paper Packaging segment, have been reclassified and included in the Flexible Products & Services segment for all historical periods. The Industrial Packaging segment has been renamed the Rigid Industrial Packaging & Services segment.
The non-GAAP financial measure of operating profit before the impact of restructuring charges and acquisition-related costs is used throughout the following discussion of our results of operations. Operating profit before the impact of restructuring charges and acquisition-related costs is equal to operating profit plus restructuring charges and acquisition-related costs. We use operating profit before the impact of restructuring charges and acquisition-related costs because we believe that this measure provides a better indication of our operational performance because it excludes restructuring charges and acquisition-related costs, which are not representative of ongoing operations, and provides a more stable platform on which to compare our historical performance.

The following table sets forth the net sales and operating profit for each of our business segments (Dollars in thousands):

For the three months ended January 31,	2011	2010

Net Sales
Rigid Industrial Packaging & Services	$653,891	$564,764
Flexible Products & Services	128,008	11,286
Paper Packaging	156,764	128,263
Land Management	5,129	5,369

Total net sales	$943,792	$709,682

Operating Profit:
Operating profit, before the impact of restructuring charges and acquisition-related costs:
Rigid Industrial Packaging & Services	$49,816	$57,459
Flexible Products & Services	8,543	2,517
Paper Packaging	18,830	3,739
Land Management	3,066	2,999

Total operating profit before the impact of restructuring charges and acquisition-related costs:	$80,255	$66,714

Restructuring charges:
Rigid Industrial Packaging & Services	$2,245	$5,956
Flexible Products & Services	56	—
Paper Packaging	690	41

Restructuring charges	$2,991	$5,997

Acquisition-related costs (1):
Rigid Industrial Packaging & Services	$1,509	$1,436
Flexible Products & Services	7,035	8,620

Acquisition-related costs	$8,544	$10,056

Operating profit:
Rigid Industrial Packaging & Services	$46,062	$50,067
Flexible Products & Services	1,452	(6,103)
Paper Packaging	18,140	3,698
Land Management	3,066	2,999

Total operating profit	$68,720	$50,661

(1)
As a result of the creation of the Flexible Products & Services segment, acquisition related costs of $8,620 for the three months ended January 31, 2010 have been reclassified from the Rigid Industrial Packaging & Services segment to the Flexible Products & Services segment for comparative purposes.

First Quarter Results
Net Sales
Net sales were $943.8 million in the first quarter of 2011 compared to $709.7 million in the first quarter of 2010. The 33.0 percent increase was due to higher sales volumes and higher selling prices due to the pass-through of higher raw material costs, partially offset by foreign currency translation. The $234.1 million increase was due to Rigid Industrial Packaging & Services ($89.1 million increase), Flexible Products & Services ($116.7 million increase) and Paper Packaging ($28.5 million increase), partially offset by Land Management ($0.2 million decrease).
Operating Costs
Cost of products sold, as a percentage of net sales, increased to 81.3 percent for the first quarter of 2011 compared to 80.6 percent for the first quarter of 2010. The higher cost of products sold as a percentage of net sales was primarily due to a shift in product mix and higher raw material costs, especially steel, resin and old corrugated container costs, which were partially offset by lower conversion costs due to improved productivity.

Selling, general & administrative (“SG&A”) expenses were $106.5 million, or 11.3 percent of net sales, in the first quarter of 2011 compared to $82.4 million, or 11.6 percent of net sales, in the first quarter of 2010. The dollar increase in SG&A expenses was primarily due to the SG&A expenses of acquired companies and higher employment-related costs as compared to the same period in 2010.
Restructuring Charges
Restructuring charges were $3.0 and $6.0 for the first quarter of 2011 and 2010, respectively.
Restructuring charges for the first quarter 2011 consisted of $1.2 million in employee separation costs, $0.5 million in asset impairments and $1.3 million in other costs. The focus of the first quarter 2011 restructuring activities was on network consolidation of acquisitions in the Flexible Products & Services segment and business realignment in Asia Pacific.
Restructuring charges for the first quarter 2010 consisted of $4.3 million in employee separation costs, $0.2 million in asset impairments and $1.5 million in other costs. The focus of the first quarter 2010 restructuring activities was related to business realignment, acquisition-related integration, and further implementation of Greif Business System.
Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.
Acquisition-Related Costs
Acquisition-related costs included in SG&A expenses were $8.5 million and $10.1 million for the first quarter of 2011 and 2010, respectively. Acquisition-related costs for the first quarter of 2010 included $10.1 million of costs which would have been previously capitalized as part of the purchase price of acquisitions. A total of $6.1 million of the first quarter 2010 acquisition-related costs were incurred prior to November 1, 2009, the date on which we adopted ASC 805, “Business Combinations”. In addition, we recorded post acquisition-related integration costs of $6.1 million in the first quarter of 2011, which represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.
Operating Profit
Operating profit was $68.7 million and $50.7 million in the first quarter of 2011 and 2010, respectively. Operating profit before the impact of restructuring charges and acquisition-related costs was $80.3 million for the first quarter of 2011 compared to $66.7 million for the first quarter of 2010. The $13.6 million increase in operating profit before the impact of restructuring charges and acquisition-related costs was due to Flexible Products & Services ($6.0 million increase), Paper Packaging ($15.1 million increase) and Land Management ($0.1 million increase), partially offset by Rigid Industrial Packaging & Services ($7.6 million decrease).
Segment Review
Rigid Industrial Packaging & Services
Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and reconditioned containers. In addition, this segment offers a wide variety of services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily steel, resin and containerboard;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Restructuring charges;
•	Contributions from recent acquisitions;
•	Divestiture of facilities; and
•	Impact of foreign currency translation.

In this segment, net sales were $653.9 million in the first quarter of 2011 compared to $564.8 million in the first quarter of 2010. The 15.8 percent increase in net sales was due to higher sales volumes and higher selling prices due to the pass-through of higher input costs, partially offset by the impact of foreign currency translation.
Gross profit margin for the Rigid Industrial Packaging & Services segment was 18.6 percent in the first quarter of 2011 compared to 20.5 percent in first quarter of 2010. This decrease in gross profit margin was primarily due to higher raw material costs, which were partially offset by higher sales volume, higher selling prices and increased productivity.
Operating profit was $46.1 million in the first quarter of 2011 and $50.1 million in the first quarter of 2010. Operating profit before the impact of restructuring charges and acquisition-related costs decreased to $49.8 million in the first quarter of 2011 from $57.5 million in the first quarter of 2010. The $7.7 million decrease in operating profit before the impact of restructuring charges and acquisition-related costs was primarily due to the lower gross profit margin and an increase in employment-related costs for this segment. Also included in operating profit is a loss on the sale of property, plant and equipment of $0.6 million in the first quarter of 2011 and a gain on the sale of property, plant and equipment of $1.0 million in the first quarter of 2010.
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
In this segment, net sales were $128.0 million in the first quarter of 2011 compared to $11.3 million in the first quarter of 2010. The increase was primarily due to flexible intermediate bulk container acquisitions throughout 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment, but which have been reclassified to conform to the current year’s presentation.
Gross profit margin for the Flexible Products & Services segment was 19.1 percent in the first quarter of 2011 compared to 34.7 percent in the first quarter of 2010. This decrease in gross profit margin was primarily due to the change in product mix caused by the 2010 acquisitions.
Operating profit was $1.5 million in the first quarter of 2011 compared to an operating loss of $6.1 million in the first quarter of 2010. Operating profit before the impact of restructuring charges and acquisition-related costs increased to $8.5 million in the first quarter of 2011 from $2.5 million in the first quarter of 2010 primarily due to the 2010 acquisitions.

Paper Packaging
Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. The key factors influencing profitability in the Paper Packaging segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily old corrugated containers;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Contributions from recent acquisitions;
•	Divestiture of facilities; and
•	Restructuring charges.
In this segment, net sales were $156.8 million in the first quarter of 2011 compared to $128.3 million in the first quarter of 2010. The 22.2 percent increase in net sales was due to higher sales volumes and higher selling prices for all of the segment’s products.
Gross profit margin for the Paper Packaging segment was 18.1 percent in the first quarter of 2011 compared to 11.4 percent in the first quarter of 2010. This increase in gross profit margin is primarily driven by higher volumes and higher selling prices partially offset by higher raw material costs, especially old corrugated containers.
Operating profit was $18.1 million and $3.7 million in the first quarter of 2011 and 2010, respectively. Operating profit before the impact of restructuring charges increased to $18.8 million in the first quarter of 2011 from $3.7 million in the first quarter of 2010 primarily due to the higher gross profit margin for this segment. Also included in operating profit is a gain on the sale of property, plant and equipment of $1.2 million and $0.0 million in the first quarter of 2011 and 2010, respectively.
Land Management
As of January 31, 2011, our Land Management segment consists of approximately 267,150 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 23,100 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and
•	Gains on the sale of special use properties (surplus, HBU, and development properties).
In this segment, net sales were $5.1 million and $5.4 million in the first quarter of 2011 and 2010, respectively. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions.
Gross profit margin for the Land Management segment was 40.4 percent in the first quarter of 2011 compared to 60.1 percent in the first quarter of 2010. This decrease in gross profit margin is primarily driven by a change in product and service mix.
Operating profit was $3.1 million and $3.0 million in the first quarter of 2011 and 2010, respectively. Included in these amounts were profits from the sale of special use properties of $1.6 million and $0.3 million in the first quarter of 2011 and 2010, respectively. Also included in operating profit is a gain on the sale of property, plant and equipment of $1.6 million and $0.3 million in the first quarter of 2011 and 2010, respectively.

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
At January 31, 2011, we estimated that there were approximately 57,600 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.
Other Income Statement Changes
Interest expense, net
Interest expense, net was $16.8 million and $14.9 million for the first quarter of 2011 and 2010, respectively. The increase in interest expense was primarily attributable to higher debt levels resulting from the 2010 acquisitions.
Other (income) expense, net
Other income, net was $1.9 million for the first quarter of 2011 compared to other expense, net of $2.8 million for the first quarter of 2010. The increase was primarily attributable to fees associated with the sale of non-United States account receivable as well as favorable impact of foreign currency exchange translation in the first quarter of 2011 compared to the first quarter of 2010.
Income tax expense
The effective tax rate was 24.6 percent in the first quarter of 2011 compared to an effective tax rate of 20.2 percent in the first quarter of 2010. The increase was primarily due to a change in the global business mix and the 2010 alternative fuel tax credit.
Equity earnings (losses) of unconsolidated affiliates, net of tax
During the first quarter of 2011 and 2010, we recorded equity earnings (losses) of unconsolidated affiliates, net of tax of $0.5 million and ($0.1) million, respectively.
Net income (loss) attributable to noncontrolling interests
Noncontrolling interests reflect the portion of earnings or losses of operations that are majority owned by us which are applicable to the noncontrolling interest partners. During the first quarter of 2011 and 2010, noncontrolling interests were a $0.3 million loss and a $1.4 million gain, respectively, and were deducted from net income to arrive at net income attributable to us.
Net income attributable to Greif, Inc.
Based on the foregoing, we recorded net income of $41.4 million for the first quarter of 2011 compared to net income of $24.8 million in the first quarter of 2010.

BALANCE SHEET CHANGES
Inventories increased $18.2 million from October 31, 2010 to January 31, 2011 primarily attributable to steel cost inflation and purchases in anticipation of steel cost increases and long lead times at certain locations.
Properties, plants and equipment net increased $16.9 million from October 31, 2010 to January 31, 2011 primarily attributable to assets acquired through acquisitions and additional capital projects, partially offset by depreciation expense.
Goodwill decreased by $12.4 million from October 31, 2010 to January 31, 2011 primarily attributable to 2010 acquisitions in the Flexible Products & Services segment. Certain business combinations that occurred at or near year-end were recorded with provisional estimates for fair value based on management’s best estimate.
Accounts payable decreased by $87.4 million from October 31, 2010 to January 31, 2011 primarily attributable to timing of payments and seasonality factors.
Other current liabilities decreased $23.3 million from October 31, 2010 to January 31, 2011 primarily attributable to the timing of accruals and payments, partially offset by higher accrued interest expense resulting from higher debt levels.
Short-term borrowings increased $26.6 million from October 31, 2010 to January 31, 2011 primarily attributable to increased working capital requirements.
Long-term debt increased $112.5 million from October 31, 2010 to January 31, 2011 primarily attributable to normal seasonal working capital increases, including raw material cost inflation, capital expenditures and typical year-end cash payments, such as performance-based incentives.
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
Capital Expenditures
During the first three months of 2011, we invested $40.5 million in capital expenditures, excluding timberland purchases of $0.4 million, compared with capital expenditures of $33.7 million, excluding timberland purchases of $0.1 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $140 million in 2011. The expenditures will replace and improve existing equipment and fund new facilities.
Acquisitions, Divestitures and Other Significant Transactions
During the first three months of 2011, we completed no acquisitions.
During the first three months of 2010, we acquired one European rigid industrial packaging company. This rigid industrial packaging acquisition complemented our current businesses and provides growth opportunities in Scandinavia.

Borrowing Arrangements
2010 Credit Agreement
On October 29, 2010, we and two of our international subsidiaries, as borrowers, obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement (the “2010 Credit Agreement”) with a syndicate of financial institutions. The 2010 Credit Agreement replaced our then existing credit agreement that provided a $500 million revolving multicurrency credit facility and a $200 million term loan. The 2010 Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The revolving credit facility under the 2010 Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of January 31, 2011, a total of $423.3 million was outstanding under the 2010 Credit Agreement. The weighted average interest rate on the 2010 Credit Agreement was 2.28% for the three months ended January 31, 2011.
The 2010 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On January 31, 2011, we were in compliance with these two covenants.
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
Refer to Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding the 2010 Credit Agreement.
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2011, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under the Credit Agreement, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At January 31, 2011, we were in compliance with these covenants.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in September 2011. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At January 31, 2011, $98.2 million was outstanding under the Receivables Facility.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $174.3 million at January 31, 2011. At January 31, 2011, total accounts receivable of $159.8 million were sold under the various RPAs.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $1.8 million for the three months ended January 31, 2011. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.
Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed under the 2010 Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at January 31, 2011, we had outstanding other debt of $98.3 million, comprised of $10.9 million in long-term debt and $87.4 million in short-term borrowings.

At January 31, 2011, annual maturities, including current portion, of our long-term debt under our various financing arrangements were $20.2 million in 2012, $25.0 million in 2013, $123.3 million in 2014, $351.4 million in 2015 and $545.7 million thereafter.
At January 31, 2011 and October 31, 2010, we had deferred financing fees and debt issuance costs of $20.6 million and $21.4 million, respectively, which were included in other long-term assets.
Financial Instruments
Interest Rate Derivatives
We have interest rate swap agreements with various maturities through January 2012. These interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under these swap agreements, we receive interest monthly from the counterparties based upon a designated LIBOR, and we pay interest based upon a designated fixed rate over the life of the swap agreements.
We have two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.26% at January 31, 2011 and October 31, 2010) and pays interest based upon a fixed interest rate (weighted average of 1.78% at January 31, 2011 and October 31, 2010).
In the third quarter of 2010, we terminated a $100.0 million fixed to floating swap, including any future cash flows, which had been recorded as a fair value hedge. Under this swap agreement, we received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. The termination of this swap agreement resulted in a cash gain of $3.6 million.
Foreign Exchange Hedges
At January 31, 2011 we had outstanding foreign currency forward in the notional amount of $150.4 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at January 31, 2011 resulted in a loss of $0.2 million recorded in the consolidated statements of operations and a loss of $1.3 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. At January 31, 2011, the notional amount of these hedges was $1.7 million ($2.4 million at October 31, 2010). The other comprehensive loss on these agreements was $0.1 million at January 31, 2011 and $0.3 million at October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on our consolidated statements of operations for the quarter ended January 31, 2011.

Contractual Obligations
As of January 31, 2011, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,431.8	$49.8	$317.8	$440.1	$624.1
Current portion of long-term debt	12.5	9.4	3.1	—	—
Short-term borrowing	92.7	91.4	1.3	—	—
Capital lease obligations	10.9	1.2	4.0	5.7	—
Operating leases	8.7	2.6	3.8	2.1	0.2
Liabilities held by special purpose entities	67.3	1.7	4.5	2.2	58.9

Total	$1,623.9	$156.1	$334.5	$450.1	$683.2

Note:	Amounts presented in the contractual obligation table include interest.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program and Other Share Acquisitions
None.
VARIABLE INTEREST ENTITIES
We evaluate whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur. We consolidate VIE’s for which it is the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. We perform ongoing reassessments of all VIE’s to determine if the primary beneficiary status is appropriate. As of January 31, 2011, we are the primary beneficiary of each VIE and consolidated the results of each VIE, as discussed below.
Significant Nonstrategic Timberland Transactions
On March 28, 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million, resulting in a pretax gain of $42.1 million, on May 23, 2005. The purchase price was paid in the form of cash and a $50.9 million purchase note payable (the “Purchase Note”) by an indirect subsidiary of Plum Creek (the “Buyer SPE”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.
On May 31, 2005, STA Timber issued in a private placement its 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time. The Buyer SPE is a separate and distinct legal entity from us; however the Buyer SPE has been consolidated into our operations.
The Buyer SPE is deemed to be a VIE since the assets of the Buyer SPE are not available to satisfy the liabilities of the Buyer SPE. We are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Flexible Packaging Joint Venture
On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.
The Flexible Packaging JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. We are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
RECENT ACCOUNTING STANDARDS
Newly Adopted Accounting Standards
In June 2009, the FASB amended ASC 860, “Transfers and Servicing”. The amendment to ASC 860 requires an enterprise to evaluate whether the transaction is legally isolated from us and whether the results of the transaction are consolidated within the consolidated financial statements. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.
In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, we reevaluated our investments in entities under the ASC 810 guidance, including the evaluation of (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
Effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (ASU). As of January 31, 2011, the FASB has issued ASU’s 2010-01 through 2011-1. We have reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2010 Form 10-K.

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
PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS
There have been no other material changes in our risk factors from those disclosed in the 2010 Form 10-K under Part I, Item 1A — Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2011, the maximum number of shares that may yet be purchased was 1,116,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

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

Greif, Inc. (Registrant)
Date: March 7, 2011	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)