Form 10-Q
period 2011-04-30
GREIF INC
filed 2011-06-09
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on May 31, 2011:

Class A Common Stock	24,838,853 shares
Class B Common Stock	22,362,266 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 4. ONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1A RISK FACTORS
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010

Net sales	$1,050,766	$836,580	$1,994,558	$1,546,262
Cost of products sold	843,412	668,064	1,611,119	1,240,034

Gross profit	207,354	168,516	383,439	306,228

Selling, general and administrative expenses	113,909	91,668	220,362	174,050
Restructuring charges	5,020	4,790	8,011	10,787
(Gain) on disposal of properties, plants and equipment, net	(2,857)	(701)	(4,936)	(2,029)

Operating profit	91,282	72,759	160,002	123,420

Interest expense, net	18,585	16,759	35,382	31,647
Other expense , net	7,306	896	5,416	3,659

Income before income tax expense and equity earnings (losses) of unconsolidated affilitates, net	65,391	55,104	119,204	88,114

Income tax expense	14,775	10,514	28,013	17,182
Equity earnings (losses) of unconsolidated affiliates, net of tax	(25)	242	497	131

Net income	50,591	44,832	91,688	71,063
Net (income) loss attributable to noncontrolling interests	293	(2,198)	637	(3,610)

Net income attributable to Greif, Inc.	$50,884	$42,634	$92,325	$67,453

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.87	$0.73	$1.58	$1.16
Class B Common Stock	$1.31	$1.10	$2.37	$1.73

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.87	$0.73	$1.58	$1.16
Class B Common Stock	$1.31	$1.10	$2.37	$1.73
See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	April 30, 2011	October 31, 2010

Current assets
Cash and cash equivalents	$95,548	$106,957
Trade accounts receivable, less allowance of $12,259 in 2011 and $13,117 in 2010	521,396	480,158
Inventories	456,105	396,572
Deferred tax assets	19,135	19,526
Net assets held for sale	19,679	28,407
Prepaid expenses and other current assets	149,446	134,269

	1,261,309	1,165,889

Long-term assets
Goodwill	731,400	709,725
Other intangible assets, net of amortization	172,089	173,239
Deferred tax assets	33,981	29,982
Assets held by special purpose entities	50,891	50,891
Other long-term assets	118,237	93,603

	1,106,598	1,057,440

Properties, plants and equipment
Timber properties, net of depletion	215,517	215,537
Land	131,171	121,409
Buildings	447,390	411,437
Machinery and equipment	1,383,987	1,302,597
Capital projects in progress	129,712	112,300

	2,307,777	2,163,280
Accumulated depreciation	(962,165)	(888,164)

	1,345,612	1,275,116

Total assets	$3,713,519	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2011	October 31, 2010

Current liabilities
Accounts payable	$412,828	$448,310
Accrued payroll and employee benefits	90,411	90,887
Restructuring reserves	18,626	20,238
Current portion of long-term debt	12,500	12,523
Short-term borrowings	105,698	60,908
Deferred tax liabilities	7,153	5,091
Other current liabilities	135,782	123,854

	782,998	761,811

Long-term liabilities
Long-term debt	1,088,215	953,066
Deferred tax liabilities	181,341	180,486
Pension liabilities	57,076	65,915
Postretirement benefit obligations	22,515	21,555
Liabilities held by special purpose entities	43,250	43,250
Other long-term liabilities	110,480	116,930

	1,502,877	1,381,202

Shareholders’ equity
Common stock, without par value	109,469	106,057
Treasury stock, at cost	(120,299)	(117,394)
Retained earnings	1,366,972	1,323,477
Accumulated other comprehensive loss:
- foreign currency translation	68,337	44,612
- interest rate and other derivatives	(755)	(1,505)
- minimum pension liabilities	(77,377)	(76,526)

Toal Greif, Inc. shareholders’ equity	1,346,347	1,278,721

Noncontrolling interests	81,297	76,711

Total shareholders’ equity	1,427,644	1,355,432

Total liabilities and shareholders’ equity	$3,713,519	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the six months ended April 30,	2011	2010
Cash flows from operating activities:
Net income	$91,688	$71,063
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	67,702	57,179
Asset impairments	820	239
Deferred income taxes	(691)	3,333
Gain on disposals of properties, plants and equipment, net	(4,936)	(2,029)
Equity earnings of affiliates	(497)	(131)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(24,419)	(45,346)
Inventories	(44,559)	(46,452)
Prepaid expenses and other current assets	(9,986)	(8,107)
Accounts payable	(47,953)	(99,809)
Accrued payroll and employee benefits	(2,745)	(9,672)
Restructuring reserves	(1,612)	595
Other current liabilities	(8,460)	29,464
Pension and postretirement benefit liabilities	(7,879)	4,125
Other long-term assets, other long-term liabilities and other	(18,979)	(10,674)

Net cash used in operating activities	(12,506)	(56,222)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(28,468)	(114,135)
Purchases of properties, plants and equipment	(73,676)	(64,558)
Purchases of timber properties	(900)	(16,615)
Proceeds from the sale of properties, plants, equipment and other assets	5,498	3,927
Issuance of notes receivable	(21,817)	—
Purchases of land rights	(650)	—

Net cash used in investing activities	(120,013)	(191,381)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,551,903	1,517,186
Payments on long-term debt	(1,404,655)	(1,378,976)
Proceeds from short-term borrowings, net	40,724	21,360
Proceeds from (payments of) trade accounts receivable credit facility, net	(18,900)	108,600
Dividends paid	(48,830)	(44,100)
Exercise of stock options	338	364
Acquisitions of treasury stock and other	(3,060)	—

Net cash provided by financing activities	117,520	224,434

Effects of exchange rates on cash	3,590	(3,694)

Net decrease in cash and cash equivalents	(11,409)	(26,863)
Cash and cash equivalents at beginning of period	106,957	111,896

Cash and cash equivalents at end of period	$95,548	$85,033

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2011 and October 31, 2010 and the consolidated statements of operations and cash flows for the three month and six month periods ended April 30, 2011 and 2010 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.
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
In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, the Company reevaluated its previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The Company adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). As of April 30, 2011, the FASB has issued ASU’s 2009-01 through 2011-03. The Company has reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosure.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

	# of	Purchase Price,		Operating	Tangible	Intangible
	Acquisitions	net of Cash	Revenue	Profit	Assets, net	Assets	Goodwill
Total 2010 Acquisitions	12	$176,156	$268,443	$19,042	$104,863	$49,510	$120,394

Note:
Purchase price, net of cash acquired, does not factor payments for earn-out provisions on prior acquisitions. Revenue and operating profit represent activity only in the year of acquisition. Goodwill in 2010 excludes an immaterial acquisition in our Land Management segment.

During the first half of 2011, the Company’s acquisition activity was not material.
During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price payment related to a 2008 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July 2010, a North American drum reconditioning company purchased in August 2010, a European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning acquisitions, within our Rigid Industrial Packaging & Services segment, and the flexible products acquisitions expand the Company’s product and service offerings. The estimated fair value of the net tangible assets acquired was $104.9 million. Identifiable intangible assets, with a combined fair value of $49.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $120.4 million was recorded as goodwill.
The five flexible products companies were contributed to a joint venture on September 29, 2010. See “Flexible Products Joint Venture” included in Note 8 for additional information on this joint venture. The aggregate purchase price in the table above includes the reimbursement of $98.2 million received from the other joint venture partner relating to its investment and reimbursement of certain costs.
Had the transactions described above occurred on November 1, 2009, results of operations would not have differed materially from reported results.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A. also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($168.6 million) at April 30, 2011.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.2 million) at April 30, 2011.

In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be financed under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($5.0 million) at April 30, 2011.
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
At April 30, 2011 and October 31, 2010, €109.7 million ($160.7 million) and €117.6 million ($162.9 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At April 30, 2011 and October 31, 2010, 7.7 million Singapore Dollars ($6.3 million) and 6.7 million Singapore Dollars ($5.4 million), respectively, of accounts receivable were sold under the Singapore RPA. At April 30, 2011 and October 31, 2010, 32.7 million Brazilian Reais ($20.9 million) and 11.7 million Brazilian Reais ($6.9 million), respectively, of accounts receivable were sold under the Brazil Agreements. At April 30, 2011 and October 31, 2010, 10.3 million Malaysian Ringgits ($3.4 million) and 6.3 million Malaysian Ringgits ($2.0 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
Expenses associated with the RPA and Italian RPA totaled €0.7 million ($1.0 million) and €0.7 million ($0.9 million) for the three months ended April 30, 2011 and 2010, respectively; and €1.5 million ($2.0 million) and €1.4 million ($1.9 million) for the six months ended April 30, 2011 and 2010, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) and 0.1 million Singapore Dollars ($0.1 million) for the three months ended April 30, 2011 and 2010, respectively; and 0.2 million Singapore Dollars ($0.2 million) and 0.2 million Singapore Dollars ($0.2 million) for the six months ended April 30, 2011 and 2010, respectively.
Expenses associated with the Brazil Agreements totaled 0.8 million Brazilian Reais ($0.5 million) and 1.0 million Brazilian Reais ($0.6 million) for the three months ended April 30, 2011 and 2010, respectively; and 1.8 million Brazilian Reais ($1.1 million) and 2.1 million Brazilian Reais ($1.2 million) for the six months ended April 30, 2011 and 2010, respectively.
Expenses associated with the Malaysian Agreements totaled 0.2 million Malaysian Ringgits ($0.1 million) and were insignificant for the three months ended April 30, 2011 and 2010, respectively; and 0.4 million Malaysian Ringgits ($0.1 million) and were insignificant for the six months ended April 30, 2011 and 2010, respectively.
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

NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis. Inventories are summarized as follows (Dollars in thousands):

	April 30,	October 31,
	2011	2010
Finished Goods	$104,278	$92,469
Raw materials and work-in-process	351,827	304,103

	$456,105	$396,572

NOTE 5 — NET ASSETS HELD FOR SALE
As of April 30, 2011 and October 31, 2010, there were twelve and sixteen locations with assets held for sale, respectively. During the first six months of 2011, we sold two locations, added two locations and four locations were placed back in service and depreciation was resumed. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year. For the six months ended April 30, 2011, there was a sale of a location in the Rigid Industrial Packaging & Services segment which resulted in a $2.6 million gain, a sale of a location in the Paper Packaging segment which resulted in a $1.2 million gain and sales of other miscellaneous equipment which resulted in a $1.1 million gain.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2011 (Dollars in thousands):

	Rigid Industrial
	Packaging &	Flexible Products &
	Services	Services	Paper Packaging	Land Management	Total
Balance at October 31, 2010	$570,661	$78,261	$60,653	$150	$709,725
Goodwill acquired	11,383	—	—	—	11,383
Goodwill adjustments	102	(8,616)	—	—	(8,514)
Currency translation	14,294	4,512	—	—	18,806

Balance at April 30, 2011	$596,440	$74,157	$60,653	$150	$731,400

The goodwill adjustments decreased goodwill by $8.5 million and consisted in part of $8.6 million of tangible asset valuation adjustments related to three of the 2010 acquisitions within the Flexible Products & Services segment. Certain business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate.
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

The following table summarizes the carrying amount of net intangible assets by class as of April 30, 2011 and October 31, 2010 (Dollars in thousands):

	Gross Intangible	Accumulated	Net Intangible
	Assets	Amortization	Assets
October 31, 2010:
Trademark and patents	$42,878	$17,184	$25,694
Non-compete agreements	20,456	7,774	12,682
Customer relationships	153,131	27,091	126,040
Other	15,235	6,412	8,823

Total	$231,700	$58,461	$173,239

April 30, 2011:
Trademark and patents	$43,823	$17,290	$26,533
Non-compete agreements	21,545	9,441	12,104
Customer relationships	158,073	32,364	125,709
Other	15,292	7,549	7,743

Total	$238,733	$66,644	$172,089

Gross intangible assets increased by $7.0 million for the six month period ended April 30, 2011. The increase in gross intangible assets was attributable to $1.2 million in preliminary purchase price allocations related to three of the 2010 acquisitions within the Flexible Products & Services segment and one 2011 acquisition in the Rigid Industrial Packaging & Services segment and $5.8 million was attributable to currency fluctuations. Amortization expense for the six months ended April 30, 2011 and 2010 was $8.2 million and $6.7 million, respectively. Amortization expense for the next five years is expected to be $18.6 million in 2011, $17.5 million in 2012, $15.4 million in 2013, $14.5 million in 2014 and $13.7 million in 2015.
All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 23 years, except for $12.9 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2011 (Dollars in thousands):

			Non-cash
	Cash Charges		Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total

Balance at October 31, 2010	$12,668	$7,570	$—	$20,238
Costs incurred and charged to expense	4,231	2,960	820	8,011
Costs paid or otherwise settled	(6,837)	(2,711)	(75)	(9,623)

Balance at April 30, 2011	$10,062	$7,819	$745	$18,626

The focus for restructuring activities in 2011 continues to be on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the first six months of 2011, the Company recorded restructuring charges of $8.0 million, which compares to $10.8 million of restructuring charges during the first six months of 2010. The restructuring activity for the six month period ended April 30, 2011 consisted of $4.2 million in employee separation costs, $0.8 million in asset impairments and $3.0 million in other costs. The $4.2 million in employee separation costs relates to the realignment of the Company’s management structure, plant closings and prior year acquisitions. The $3.0 million in other costs relates to professional fees and other administrative costs. The restructuring activity for the six month period ended April 30, 2010 consisted of $6.7 million in employee separation costs, $0.2 million in asset impairments and $3.9 million in other costs.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2011 and 2012 or plans that are being formulated and have not been announced as of the date of this Form 10-Q (Dollars in thousands):

	Amounts Expected	Three months ended	Six months ended	Amounts Remaining
	to be Incurred	April 30, 2011	April 30, 2011	to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$3,564	$961	$2,041	$1,523
Asset impairments	333	333	333	—
Other restructuring costs	8,270	1,010	2,175	6,095

	12,167	2,304	4,549	7,618
Flexible Products & Services
Employee separation costs	2,328	2,100	2,181	147
Other restructuring costs	1,082	1,075	1,050	32

	3,410	3,175	3,231	179
Paper Packaging
Employee separation costs	—	—	16	—
Asset impairments	—	—	486	—
Other restructuring costs	—	(453)	(265)	—

	—	(453)	237	—
Land Management
Employee separation costs	—	(6)	(6)	—

	$15,577	$5,020	$8,011	$7,797

The gain recognized within the Paper Packaging segment reflects actual expenditures being less than originally estimated for completed restructuring activities.
NOTE 8 — VARIABLE INTEREST ENTITIES
The Company evaluates whether an entity is a VIE whenever reconsideration events occur. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. The Company performs ongoing reassessments of all VIE’s to determine if the primary beneficiary status is appropriate. As of April 30, 2011, the Company is the primary beneficiary of the two VIE’s, as discussed below.
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
At April 30, 2011 and October 31, 2010, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For the six month periods ended April 30, 2011 and 2010, the Buyer SPE recorded interest income of $1.2 million, respectively. The Buyer SPE is a separate and distinct legal entity from the Company. However, it has been consolidated into the operations of the Company.
At April 30, 2011 and October 31, 2010, STA Timber had long-term debt of $43.3 million. For the six month periods ended April 30, 2011 and 2010, STA Timber recorded interest expense of $1.1 million, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.
Flexible Products Joint Venture
On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra,”) formed a joint venture (referred to herein as the “Flexible Products JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Products JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Products JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.
The Flexible Products JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
The economic and business purpose underlying the Flexible Products JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Products JV were existing businesses acquired by Greif Supra and that were reorganized under Pinwheel Asset Holding B.V. and Pinwheel Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company has 51% ownership in Trading Co. and 49% ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Products JV, notwithstanding the actual ownership interests in the various legal entities.
All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Products JV total net assets (Dollars in thousands):

April 30, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$197,056	$162,136	$359,192
Total liabilities	94,208	63,029	157,237

Net assets	$102,848	$99,107	$201,955

October 31, 2010	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$187,727	$166,956	$354,683
Total liabilities	79,243	65,033	144,276

Net assets	$108,484	$101,923	$210,407

Net income (loss) attributable to the non controlling interest in the Flexible Products JV for the three and six months ended April 30, 2011 was ($1.9) and ($3.6) million, respectively and was added to net income to arrive at net income attributable to the Company.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	April 30, 2011	October 31, 2010
Credit Agreement	$429,152	$273,700
Senior Notes due 2017	303,124	303,396
Senior Notes due 2019	242,613	242,306
Trade accounts receivable credit facility	116,100	135,000
Other long-term debt	9,726	11,187

	1,100,715	965,589
Less current portion	(12,500)	(12,523)

Long-term debt	$1,088,215	$953,066

Credit Agreement
On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The Credit Agreement replaced and refinanced the Company’s then existing credit agreement that provided the Company with a $500 million revolving multicurrency credit facility and a $200 million term loan.
The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of April 30, 2011, $429.2 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $12.5 million and the long-term portion was $416.7 million. The weighted average interest rate on the Credit Agreement was 2.14% for the six months ended April 30, 2011.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At April 30, 2011, the Company was in compliance with these covenants.

Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $321.1 million at April 30, 2011 based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. At April 30, 2011, the Company was in compliance with these covenants.
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
The fair value of these Senior Notes due 2019 was $274.4 million at April 30, 2011, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. At April 30, 2011, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, as purchasers, with a maturity date of December 8, 2013, subject to earlier termination of the purchasers’ commitment on September 29, 2011, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (0.78% at April 30, 2011). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At April 30, 2011, there was $116.1 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At April 30, 2011, the Company was in compliance with these covenants.
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
Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, at April 30, 2011, the Company had outstanding other debt of $115.4 million, comprised of $9.7 million in long-term debt and $105.7 million in short-term borrowings, compared to other debt outstanding of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings, at October 31, 2010. The $43.3 million increase was primarily due to funding acquisitions, capital expenditures and increased working capital requirements.
At April 30, 2011, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $22.2 million in 2012, $25.0 million in 2013, $141.1 million in 2014, $360.4 million in 2015 and $545.7 million thereafter.
At April 30, 2011 and October 31, 2010, the Company had deferred financing fees and debt issuance costs of $19.6 million and $21.4 million, respectively, which are included in other long-term assets.

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
During the next six months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $0.7 million after tax at the time the underlying hedge transactions are realized.
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
The three levels of inputs used to measure fair values are as follows:
•	Level 1 — Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2 — Observable inputs other than quoted prices in active markets for identical assets and liabilities.
•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
Recurring Fair Value Measurements
The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of April 30, 2011 (Dollars in thousands):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1,166)	$—	$(1,166)	Other long-term liabilities
Foreign exchange hedges	—	(1,292)	—	(1,292)	Other current liabilities
Energy hedges	—	4	—	4	Other current liabilities

Total*	$—	$(2,454)	$—	$(2,454)

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at April 30, 2011 approximate their fair values because of the short-term nature of these items and are not included in this table.

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
The Company has two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.21% at April 30, 2011 and 0.26% at October 31, 2010) and pays interest based upon a fixed interest rate (weighted average of 1.78% at April 30, 2011 and October 31, 2010).

In the first quarter of 2010, the Company entered into a $100.0 million fixed to floating swap agreement which was recorded as a fair value hedge. Under this swap agreement, the Company received interest from the counterparty based upon a fixed rate of 6.75% and paid interest based upon a variable rate on a semi-annual basis. In the third quarter of 2010, the Company terminated this swap agreement, including any future cash flows. The termination of this swap agreement resulted in a cash benefit of $3.6 million ($2.2 million, net of tax).
Foreign Exchange Hedges
At April 30, 2011, the Company had outstanding foreign currency forward contracts in the notional amount of $158.8 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at April 30, 2011 resulted in a loss of $1.2 million recorded in the consolidated statements of operations and a loss of $0.1 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. At April 30, 2011, the notional amount of these hedges was $0.9 million ($2.4 million at October 31, 2010). The other comprehensive gain on these agreements was immaterial at April 30, 2011 and $0.3 million at October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness did not have a material impact on the Company’s consolidated statements of operations for the quarter ended April 30, 2011.
Other financial instruments
The estimated fair value of the Company’s long-term debt was $1,150.5 million and $1,021.5 million at April 30, 2011 and October 31, 2010, respectively. The current portion of the long-term debt was $12.5 million at April 30, 2011 and October 31, 2010. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.
Non Recurring Fair Value Measurements
The Company has reviewed the fair value adjustments for those assets and (liabilities) measured on a non-recurring basis as of April 30, 2011 discussed herein.
Net Assets Held for Sale
Net assets held for sale are considered level two inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of April 30, 2011, the Company had not recognized any impairment related to net assets held for sale.
Long-Lived Assets
As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The long-lived assets are considered level two inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring-related expenses for the period ended April 30, 2011 of $0.8 million on long lived assets with net book values of $1.3 million.
Goodwill
On an annual basis, the Company performs an impairment test for goodwill. The Company concluded that no impairment existed at October 31, 2010. There have been no changes during the second quarter of 2011 that would warrant impairment considerations. The 2011 impairment test will be performed during the third quarter of 2011, or earlier if specific impairment indicators are present.

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
NOTE 12 — INCOME TAXES
The effective tax rate was 22.6% and 19.1% for the three months ended April 30, 2011 and 2010, respectively, and 23.5% and 19.5% for the six months ended April 30, 2011 and 2010 respectively. The change in the effective tax rate is primarily attributable to a change in the global business mix and the loss of the alternative fuel tax credit for the respective periods.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” ASC 740 clarifies the accounting for uncertainty in income tax positions. The Company does not anticipate any significant changes in unrecognized tax benefits within the next 12 months.
The Company settled audits during the second quarter of 2011 that reduced the Company’s uncertain tax positions by $2.4 million.
NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010
Service cost	$2,239	$2,293	$4,478	$4,586
Interest cost	4,159	3,998	8,318	7,996
Expected return on plan assets	(4,928)	(4,524)	(9,856)	(9,048)
Amortization of prior service cost, initial net asset and net actuarial gain	2,160	1,700	4,320	3,400

Net periodic pension costs	$3,630	$3,467	$7,260	$6,934

The Company made $13.2 million in pension contributions in the six months ended April 30, 2011. The Company estimates $29.7 million of pension contributions for the entire 2011 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010
Service cost	$2	$1	$4	$2
Interest cost	219	283	438	566
Amortization of prior service cost and recognized actuarial gain	(334)	(251)	(668)	(502)

Net periodic cost for postretirement benefits	$(113)	$33	$(226)	$66

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
Environmental Reserves
At April 30, 2011 and October 31, 2010, the Company had recorded liabilities of $26.5 million and $26.2 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At April 30, 2011 and October 31, 2010, the Company had recorded environmental liability reserves of $14.3 million and $14.5 million, respectively, for its blending facility in Chicago, Illinois and $10.6 million and $10.3 million, respectively, for various European drum facilities acquired in November 2006 as well as the facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.
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
The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at April 30, 2011. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.
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
The following table provides EPS information for each period, respectively:

	Three months ended		Six months ended
	April 30		April 30
(In thousands except per share data)	2011	2010	2011	2010

Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$50,884	$42,634	$92,325	$67,453
Cash dividends	24,517	22,169	48,830	44,100

Undistributed net income attributable to Greif, Inc.	$26,367	$20,465	$43,495	$23,353

Denominator for basic EPS
Class A common stock	24,825,768	24,637,648	24,806,813	24,591,389
Class B common stock	22,385,922	22,462,266	22,399,094	22,462,266
Denominator for diluted EPS
Class A common stock	25,106,844	25,008,915	25,082,560	24,958,358
Class B common stock	22,385,922	22,462,266	22,399,094	22,462,266
EPS Basic
Class A common stock	$0.87	$0.73	$1.58	$1.16
Class B common stock	$1.31	$1.10	$2.37	$1.73
EPS Diluted
Class A common stock	$0.87	$0.73	$1.58	$1.16
Class B common stock	$1.31	$1.10	$2.37	$1.73
Dividends per share
Class A common stock	$0.42	$0.38	$0.84	$0.76
Class B common stock	$0.63	$0.57	$1.25	$1.13
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
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first six months of 2011, the Company repurchased no shares of Class A Common Stock and 50,000 shares of Class B Common Stock. As of April 30, 2011, the Company had repurchased 2,933,272 shares, including 1,416,752 shares of Class A Common Stock and 1,516,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2009 through April 30, 2011 was approximately $5.8 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
April 30, 2011:
Class A Common Stock	128,000,000	42,281,920	24,832,353	17,449,567
Class B Common Stock	69,120,000	34,560,000	22,362,266	12,197,734
October 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,756,974	17,524,946
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010
Class A Common Stock:
Basic shares	24,825,768	24,637,648	24,806,813	24,591,389
Assumed conversion of stock options	281,076	371,267	275,747	366,969

Diluted shares	25,106,844	25,008,915	25,082,560	24,958,358

Class B Common Stock:
Basic and diluted shares	22,385,922	22,462,266	22,399,094	22,462,266

No stock options were antidilutive for the six month periods ended April 30, 2011 and April 30, 2010, respectively.
NOTE 16 — EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings (losses) of unconsolidated affiliates, net of tax
Equity earnings (losses) of unconsolidated affiliates, net of tax represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates. Equity earnings (losses) of unconsolidated affiliates, net of tax for the six months ended April 30, 2011 and 2010 were $0.5 and $0.1 million, respectively. There were no dividends received from the Company’s equity method affiliates for the six months ended April 30, 2011 and 2010.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s majority owned subsidiaries that were (deducted)/added from net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the three months ended April 30, 2011 and 2010 were $0.3 million and ($2.2) million, respectively. Net (income) loss attributable to noncontrolling interests for the six months ended April 30, 2011 and 2010 were $0.6 million and ($3.6) million.

NOTE 17 — COMPREHENSIVE INCOME AND SHAREHOLDERS EQUITY
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010

Net income	$50,591	$44,832	$91,688	$71,063
Other comprehensive income:
Foreign currency translation adjustment	54,175	(75,229)	23,726	(92,128)
Changes in fair value of interest rate derivatives, net of tax	232	784	560	1,467
Changes in fair value of energy and other derivatives, net of tax	35	(189)	189	(11)
Minimum pension liability adjustment, net of tax	(972)	553	(851)	943

Comprehensive income	$104,061	$(29,249)	$115,312	$(18,666)

The following is the income tax benefit (expense) for each other comprehensive income line items:

	Three months ended		Six months ended
	April 30		April 30
	2011	2010	2011	2010

Income tax benefit (expense):
Changes in fair value of interest rate derivatives, net of tax	(125)	(422)	(302)	(790)
Changes in fair value of energy and other derivatives, net of tax	(19)	102	(102)	6
Minimum pension liability adjustment, net of tax	284	(131)	256	(228)
The components of Shareholders’ Equity from October 31, 2010 to April 30, 2011 (Dollars in thousands):

						Non-	Accumulated Other
	Capital Stock		Treasury Stock		Retained	controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	interests	Income (Loss)	Equity
As of October 31, 2010	47,169	$106,057	29,673	$(117,394)	$1,323,477	$76,711	$(33,419)	$1,355,432
Net income					92,325	(637)		91,688
Other comprehensive income (loss):							23,624	23,624

Comprehensive income, attributable to Greif, Inc.								115,312

Noncontrolling interests and other						1,994		1,994
Foreign currency translation on noncontrolling interests						3,229		3,229
Dividends paid					(48,830)			(48,830)
Stock options exercised	24	289	(24)	49				338
Tax benefit of stock options		77						77
Treasury shares acquired	(50)		50	(3,060)				(3,060)
Restricted stock directors	11	697	(11)	23				720
Long-term incentive shares issued	40	2,349	(40)	83				2,432

As of April 30, 2011	47,194	$109,469	29,648	$(120,299)	$1,366,972	$81,297	$(9,795)	$1,427,644

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and industrial and consumer multiwall bag products in the North America market. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold to customers and in market segments similar to those of our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.
Operations in the Paper Packaging segment involve the production and sale of containerboard, corrugated sheets and other corrugated products to customers in North America. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Operations related to the Company’s industrial and consumer multiwall bag products were reclassified from this segment to the Flexible Products & Services segment in the first quarter of 2010.
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 266,900 acres of timber properties in the southeastern United States, which are actively managed, and 23,100 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
The Company’s reportable segments are strategic business units that offer different products. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2010 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010

Net sales
Rigid Industrial Packaging & Services	$743,946	$636,544	$1,397,837	$1,201,308
Flexible Products & Services	134,816	50,455	262,824	61,741
Paper Packaging	166,540	147,527	323,304	275,790
Land Management	5,464	2,054	10,593	7,423

Total net sales	$1,050,766	$836,580	$1,994,558	$1,546,262

Operating profit:
Rigid Industrial Packaging & Services	$66,141	$64,264	$112,203	$112,905
Flexible Products & Services	1,974	368	3,426	(4,310)
Paper Packaging	20,856	7,635	38,996	11,334
Land Management	2,311	492	5,377	3,491

Total operating profit	91,282	72,759	160,002	123,420

Restructuring charges:
Rigid Industrial Packaging & Services	2,304	4,718	4,549	10,674
Flexible Products & Services	3,175	—	3,231	—
Paper Packaging	(453)	72	237	113
Land Management	(6)	—	(6)	—

Total restructuring charges	5,020	4,790	8,011	10,787

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	37	—	37

Total restructuring-related inventory charges	—	37	—	37

Acquisition-related costs:
Rigid Industrial Packaging & Services	2,699	941	4,208	3,803
Flexible Products & Services	5,322	3,646	12,357	10,840

Total acquisition-related costs	8,021	4,587	16,565	14,643

Operating profit before special items:
Rigid Industrial Packaging & Services	71,144	69,960	120,960	127,419
Flexible Products & Services	10,471	4,014	19,014	6,530
Paper Packaging	20,403	7,707	39,233	11,447
Land Management	2,305	492	5,371	3,491

Total operating profit before special items*	$104,323	$82,173	$184,578	$148,887

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$21,806	$19,938	$42,197	$41,191
Flexible Products & Services	4,107	795	8,320	980
Paper Packaging	7,875	6,676	15,577	13,810
Land Management	806	264	1,608	1,198

Total depreciation, depletion and amortization expense	$34,594	$27,673	$67,702	$57,179

*	Total operating profit before special items represents operating profit before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs.

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended April 30,		Six months ended April 30,
	2011	2010	2011	2010
Net sales:
North America	$483,932	$420,907	$923,780	$781,827
Europe, Middle East and Africa	406,499	288,604	751,678	512,918
Asia Pacific and Latin America	160,335	127,069	319,100	251,517

Total net sales	$1,050,766	$836,580	$1,994,558	$1,546,262

The following table presents total assets by segment and geographic area (Dollars in thousands):

	April 30, 2011	October 31, 2010
Assets:
Rigid Industrial Packaging & Services	$2,237,824	$2,058,165
Flexible Products & Services	377,588	353,715
Paper Packaging	445,209	435,555
Land Management	275,678	274,352

Total segments	3,336,299	3,121,787

Corporate and other	377,220	376,658

Total assets	$3,713,519	$3,498,445

Assets:
North America	$1,515,945	$1,895,475
Europe, Middle East and Africa	1,302,416	1,012,131
Asia Pacific and Latin America	895,158	590,839

Total assets	$3,713,519	$3,498,445

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2011 and October 31, 2010, and for the consolidated statements of operations for the six months ended April 30, 2011 and 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”). Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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
We are a leading global provider of flexible intermediate bulk containers and related services and North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.
We sell containerboard, corrugated sheets and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications. Operations related to our industrial and consumer multiwall bag products were reclassified to our Flexible Products & Services segment during the second quarter of 2010.

As of April 30, 2011, we owned approximately 266,900 acres of timber properties in the southeastern United States, which are actively managed, and approximately 23,100 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three-month and six-month periods ended April 30, 2011 and 2010. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.
The non-GAAP financial measure of operating profit before special items is used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items is equal to operating profit plus restructuring charges, restructuring-related inventory charges and acquisition-related costs. In our Rigid Industrial Packaging & Services segment, operating profit before special items is equal to that segment’s operating profit plus restructuring charges, restructuring-related inventory charges and acquisition-related costs. In our Flexible Products & Services segment, operating profit before special items is equal to that segment’s operating profit plus restructuring charges and acquisition-related costs. In our Paper Packaging and Land Management segments, operating profit before special items is equal to that segment’s operating profit plus restructuring charges. We use the measure of operating profit before special items because we believe that it provides a better indication of our operational performance since it excludes restructuring charges, restructuring-related inventory charges and acquisition-related costs, which are not representative of ongoing operations, and provides a more stable platform on which to compare our historical performance.

Second Quarter Results
The following table sets forth the net sales and operating profit for each of our business segments for the three-month periods ended April 30, 2011 and 2010 (Dollars in thousands):

For the three months ended April 30,	2011	2010

Net sales
Rigid Industrial Packaging & Services	$743,946	$636,544
Flexible Products & Services	134,816	50,455
Paper Packaging	166,540	147,527
Land Management	5,464	2,054

Total net sales	$1,050,766	$836,580

Operating profit:
Rigid Industrial Packaging & Services	$66,141	$64,264
Flexible Products & Services	1,974	368
Paper Packaging	20,856	7,635
Land Management	2,311	492

Total operating profit	91,282	72,759

Restructuring charges:
Rigid Industrial Packaging & Services	2,304	4,718
Flexible Products & Services	3,175	—
Paper Packaging	(453)	72
Land Management	(6)	—

Total restructuring charges	5,020	4,790

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	37

Total restructuring-related inventory charges	—	37

Acquisition-related costs:
Rigid Industrial Packaging & Services	2,699	941
Flexible Products & Services	5,322	3,646

Total acquisition-related costs	8,021	4,587

Operating profit before special items:
Rigid Industrial Packaging & Services	71,144	69,960
Flexible Products & Services	10,471	4,014
Paper Packaging	20,403	7,707
Land Management	2,305	492

Total operating profit before special items	$104,323	$82,173

Net Sales
Net sales were $1,050.7 million for the second quarter of 2011 compared with $836.6 million for the second quarter of 2010. The 25.6 percent increase was primarily due to higher sales volumes, higher selling prices resulting from the pass-through of higher raw material costs, and the positive impact of foreign currency translation. The $214.1 million increase was due to Rigid Industrial Packaging & Services ($107.4 million increase), Flexible Products & Services ($84.3 million increase), Paper Packaging ($19.0 million increase) and Land Management ($3.4 million increase).
Operating Costs
Cost of products sold, as a percentage of net sales, increased to 80.3 percent for the second quarter of 2011 compared to 79.9 percent for the second quarter of 2010. The higher cost of products sold as a percentage of net sales was primarily attributable to a shift in product mix and higher raw material costs, especially steel and resin costs, which were partially offset by lower conversion costs due to improved productivity.

Selling, general & administrative (“SG&A”) expenses were $113.9 million, or 10.8 percent of net sales, in the second quarter of 2011 compared to $91.7 million, or 10.9 percent of net sales, in the second quarter of 2010. The dollar increase in SG&A expenses was primarily due to the SG&A expenses of acquired companies and higher performance-based incentives as compared to the same period in 2010. Acquisition-related costs of $8.0 million and $4.6 million were included in SG&A expenses for the second quarter of 2011 and 2010, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.
Restructuring charges were $5.0 million and $4.8 million for the second quarter of 2011 and 2010, respectively. Restructuring charges for the second quarter of 2011 consisted of $3.0 million in employee separation costs, $0.3 million in asset impairments and $1.7 million in other costs. The focus of the second quarter of 2011 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. Restructuring charges for the second quarter of 2010 consisted of $2.4 million in employee separation costs, $0.1 million in asset impairments and $2.3 million in other costs. The focus of the second quarter of 2010 restructuring activities was related to business realignment, acquisition-related integration costs, and further implementation of Greif Business System. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.
The gain on disposal of properties, plants and equipment, net, increased to $2.9 million in the second quarter of 2011 compared to $0.7 million same period last year primarily due to the sale of an idle facility.
Operating Profit
Operating profit was $91.3 million and $72.8 million in the second quarter of 2011 and 2010, respectively. Operating profit before special items was $104.3 million for the second quarter of 2011 compared to $82.2 million for the second quarter of 2010. The $22.1 million increase in operating profit before special items was due to Paper Packaging ($12.7 million increase), Flexible Products & Services ($6.5 million increase), Land Management ($1.7 million increase) and Rigid Industrial Packaging & Services ($1.2 million increase).
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
Net sales were $743.9 million for the second quarter of 2011 compared with $636.5 million for the second quarter of 2010. The 16.9 percent increase in net sales was primarily due to higher selling prices resulting from the pass-through of higher input costs and the positive impact of foreign currency translation.

Gross profit margin decreased to 19.5 percent from 21.7 percent for the second quarter of 2011 and 2010, respectively. This reduction was primarily due to a change in product mix and higher raw material costs, especially steel and resin, partially offset by our cost pass-through mechanisms.
Operating profit was $66.1 million and $64.4 million for the second quarter of 2011 and 2010, respectively. Operating profit before special items increased to $71.2 million for the second quarter of 2011 from $70.0 million for the second quarter of 2010. The $1.2 million increase was primarily due to higher selling prices due to the pass through of higher input costs, efficiency improvements and gain on sale of an idle facility, partially offset by higher raw material costs.
Flexible Products & Services
Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily resin and containerboard;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Restructuring charges;
•	Contributions from recent acquisitions; and
•	Impact of foreign currency translation.
Net sales were $134.8 million for the second quarter of 2011 compared with $50.5 million for the second quarter of 2010. The increase was primarily due to the acquisitions of flexible intermediate bulk container companies during the second half of 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment, but which have been reclassified in the second quarter of 2010 to conform to the current year’s presentation.
Gross profit margin was 21.5 percent and 21.3 percent for the second quarter of 2011 and 2010, respectively. The changes in gross margin were primarily due to product mix.
Operating profit was $2.0 million and $0.3 million for the second quarter of 2011 and 2010, respectively. Operating profit before special items increased to $10.5 million for the second quarter of 2011 from $4.0 million for the second quarter of 2010 primarily as a result of the acquisitions during the second half of 2010.
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

Net sales were $166.5 million for the second quarter of 2011 compared with $147.5 million for the second quarter of 2010. The 12.9 percent increase in net sales was primarily due to higher sales volumes and higher containerboard selling prices.
Gross profit margin increased to 18.8 percent from 13.3 percent for the second quarter of 2011 and 2010, respectively. This increase was primarily due to higher net sales and efficiency improvements, partially offset by higher raw material costs, especially old corrugated containers.
Operating profit was $20.9 million and $7.6 million for the second quarter of 2011 and 2010, respectively. Operating profit before special items increased to $20.4 million for the second quarter of 2011 from $7.7 million for the second quarter of 2010. The $12.7 million increase was primarily due to higher net sales, improved gross profit margin and lower SG&A expenses.
Land Management
As of April 30, 2011, our Land Management segment consists of approximately 266,900 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 23,100 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;
•	Gains (losses) on sale of timberland; and
•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $5.5 million and $2.1 million for the second quarter of 2011 and 2010, respectively.
Operating profit and operating profit before special items was $2.2 million for the second quarter of 2011 compared to $0.5 million for the second quarter of 2010. Included in these amounts were profits from the sale of special use properties (surplus, higher and better use, and development properties) of $0.3 million for the second quarter of 2011 and $0.5 million for the second quarter of 2010.
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
We report the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold.
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

At April 30, 2011, we estimated that there were approximately 57,700 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $18.6 million for the second quarter of 2011 compared to $16.8 million for the same period last year. The increase was primarily due to the higher level of debt resulting from the acquisitions and increased capital requirements.
Other expense, net
Other expense, net was $7.3 for the second quarter of 2011 compared to other expense, net of $0.9 million for the second quarter of 2010. The increase was primarily attributable to fees associated with the sale of non-United States accounts receivable and the impact of foreign currency exchange.
Income tax expense
The effective tax rate was 22.6 percent in the second quarter of 2011 compared to an effective tax rate of 19.1 percent in the second quarter of 2010. The increase was primarily due to a change in the global business mix and the loss of the 2010 alternative fuel tax credit.
Equity earnings (losses) of unconsolidated affiliates, net of tax
During the second quarter of 2011, we recorded an insignificant amount of equity losses of unconsolidated affiliates, net of tax. During the second quarter of 2010, we recorded $0.2 million of equity earnings of unconsolidated affiliates, net of tax.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of our majority owned subsidiaries that were (deducted)/added from net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the three months ended April 30, 2011 and 2010 were $0.3 million and ($2.2) million, respectively.
Net income attributable to Greif, Inc.
Based on the foregoing, we recorded net income of $50.9 million for the second quarter of 2011 compared to net income of $42.6 million in the second quarter of 2010.

Year-to-Date Results
The following table sets forth the net sales and operating profit for each of our business segments for the six-month periods ended April 30, 2011 and 2010 (Dollars in thousands):

For the six months ended April 30,	2011	2010

Net sales
Rigid Industrial Packaging & Services	$1,397,837	$1,201,308
Flexible Products & Services	262,824	61,741
Paper Packaging	323,304	275,790
Land Management	10,593	7,423

Total net sales	$1,994,558	$1,546,262

Operating profit:
Rigid Industrial Packaging & Services	$112,203	$112,905
Flexible Products & Services	3,426	(4,310)
Paper Packaging	38,996	11,334
Land Management	5,377	3,491

Total operating profit	160,002	123,420

Restructuring charges:
Rigid Industrial Packaging & Services	4,549	10,674
Flexible Products & Services	3,231	—
Paper Packaging	237	113
Land Management	(6)	—

Total restructuring charges	8,011	10,787

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	37

Total restructuring-related inventory charges	—	37

Acquisition-related costs:
Rigid Industrial Packaging & Services	4,208	3,803
Flexible Products & Services	12,357	10,840

Total acquisition-related costs	16,565	14,643

Operating profit before special items:
Rigid Industrial Packaging & Services	120,960	127,419
Flexible Products & Services	19,014	6,530
Paper Packaging	39,233	11,447
Land Management	5,371	3,491

Total operating profit before special items	$184,578	$148,887

Net Sales
Net sales were $1,994.5 million for the first half of 2011 compared with $1,546.2 million for first half of 2010. The 29.0 percent increase was primarily due to higher sales volumes, higher selling prices resulting from the pass-through of higher raw material costs, and the positive impact of foreign currency translation. The $448.3 million increase was due to Flexible Products & Services ($201.1 million increase), Rigid Industrial Packaging & Services ($196.5 million increase), Paper Packaging ($47.5 million increase) and Land Management ($3.2 million increase).
Operating Costs
Cost of products sold, as a percentage of net sales, increased to 80.8 percent for the first half of 2011 compared to 80.2 percent for the first half of 2010. The higher cost of products sold as a percentage of net sales was primarily due to a shift in product mix and higher raw material costs, especially steel, resin and old corrugated container costs, which were partially offset by lower conversion costs due to improved productivity.

SG&A expenses were $220.4 million, or 11.1 percent of net sales, in the first half of 2011 compared to $174.0 million, or 11.3 percent of net sales, in the first half of 2010. The dollar increase in SG&A expenses was primarily due to the SG&A expenses of acquired companies and higher performance-based incentives as compared to the same period in 2010. Acquisition-related costs of $16.5 million and $14.6 million were included in SG&A expenses for the first half of 2011 and 2010, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.
Restructuring charges were $8.0 million and $10.8 million for the first half of 2011 and 2010, respectively. Restructuring charges for the first half of 2011 consisted of $4.2 million in employee separation costs, $0.8 million in asset impairments and $3.0 million in other costs. The focus of the first half of 2011 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. Restructuring charges for the first half of 2010 consisted of $6.7 million in employee separation costs, $0.2 million in asset impairments and $3.9 million in other costs. The focus of the first half of 2010 restructuring activities was related to business realignment, acquisition-related integration costs, and further implementation of Greif Business System. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.
The gain on disposal of properties, plants and equipment, net, increased to $4.9 million in the first half 2011 compared to $2.0 million same period last year primarily due to the sale of idle facilities.
Operating Profit
Operating profit was $160.0 million and $123.4 million in the first half of 2011 and 2010, respectively. Operating profit before special items was $184.5 million for the first half of 2011 compared to $148.8 million for the first half of 2010. The $35.7 million increase in operating profit before special items was due to Paper Packaging ($27.8 million increase), Flexible Products & Services ($12.5 million increase) and Land Management ($1.8 million increase), partially offset by Rigid Industrial Packaging & Services ($6.4 million decrease).
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
Net sales were $1,397.8 million for the first half of 2011 compared with $1,201.3 million for the first half of 2010. The 16.4 percent increase in net sales was primarily due to higher sales volumes, higher selling prices resulting from the pass-through of higher input costs and the positive impact of foreign currency translation.

Gross profit margin decreased to 19.1 percent from 21.2 percent for the first half of 2011 and 2010, respectively. This reduction was primarily due to a change in product mix and higher raw material costs, especially steel and resin, partially offset by our cost pass-through mechanisms.
Operating profit was $112.2 million and $112.9 million for the first half of 2011 and 2010, respectively. Operating profit before special items decreased to $121.0 million for the first half of 2011 from $127.4 million for the first half of 2010. The $6.4 million decrease was primarily due to higher raw material costs, partially offset by higher sales volumes, selling prices and efficiency improvements.
Flexible Products & Services
Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:
•	Selling prices, customer demand and sales volumes;
•	Raw material costs, primarily resin and containerboard;
•	Energy and transportation costs;
•	Benefits from executing the Greif Business System;
•	Restructuring charges;
•	Contributions from recent acquisitions; and
•	Impact of foreign currency translation.
Net sales were $262.8 million for the first half of 2011 compared with $61.7 million for the first half of 2010. The increase was primarily due to the acquisitions of flexible intermediate bulk container companies during the second half of 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment, but which were reclassified in the second quarter of 2010 to conform to the current year’s presentation.
Gross profit margin was 20.4 percent and 23.8 percent for the first half of 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the change in product mix caused by the 2010 acquisitions.
Operating profit was $3.5 million for the first half of 2011 and operating loss was $4.3 million for the first half of 2010. Operating profit before special items increased to $19.0 million for the first half of 2011 from $6.5 million for the first half of 2010 primarily as a result of the acquisitions during the second half of 2010.
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

Net sales were $323.3 million for the first half of 2011 compared with $275.8 million for the first half of 2010. The 17.2 percent increase in net sales was primarily due to higher sales volumes and higher containerboard selling prices.
Gross profit margin increased to 18.4 percent from 12.4 percent for the first half of 2011 and 2010, respectively. This increase was primarily due to higher net sales and efficiency improvements, partially offset by higher raw material costs, especially old corrugated containers.
Operating profit was $39.0 million and $11.3 million for the first half of 2011 and 2010, respectively. Operating profit before special items increased to $39.2 million for the first half of 2011 from $11.4 million for the first half of 2010. The $27.8 million increase was primarily due to higher net sales, improved gross profit margin and lower SG&A expenses.
Land Management
As of April 30, 2011, our Land Management segment consists of approximately 266,900 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 23,100 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;
•	Gains (losses) on sale of timberland; and
•	Gains on the sale of special use properties (surplus, HBU, and development properties).
Net sales were $10.6 million and $7.4 million for the first half of 2011 and 2010, respectively.
Operating profit and operating profit before special items was $5.3 million for the first half of 2011 compared to $3.5 million for the first half of 2010. Included in these amounts were profits from the sale of special use properties (surplus, higher and better use, and development properties) of $1.9 million for the first half of 2011 and $0.8 million for the fist half of 2010.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $35.4 million for the first half of 2011 compared to $31.6 million for the same period last year. The increase was primarily due to the higher level of debt resulting from the acquisitions and increased working capital requirements.
Other expense, net
Other expense, net was $5.4 for the first half of 2011 compared to other expense, net of $3.7 million for the first half of 2010. The increase was primarily attributable to fees associated with the sale of non-United States accounts receivable and the impact of foreign currency exchange.
Income tax expense
The effective tax rate was 23.5 percent in the first half of 2011 compared to an effective tax rate of 19.5 percent in the first half of 2010. The increase was primarily due to a change in the global business mix and the loss of the 2010 alternative fuel tax credit.
Equity earnings of unconsolidated affiliates, net of tax
We recorded $0.5 million and $0.1 million of equity earnings of unconsolidated affiliates, net of tax, during the first half of 2011 and 2010, respectively.

Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests for the six months ended April 30, 2011 and 2010 were $0.6 million and ($3.6) million, respectively.
Net income attributable to Greif, Inc.
Based on the foregoing, we recorded net income of $92.3 million for the first half of 2011 compared to net income of $67.5 million in the first half of 2010.
BALANCE SHEET
Working capital changes
Accounts receivable increased $41.2 million from October 31, 2010 to April 30, 2011 primarily as a result of increased sales and extended credit terms with customers.
Inventories increased $59.5 million from October 31, 2010 to April 30, 2011 primarily as a result of purchases made in anticipation of steel cost increases and long lead times at certain locations.
Accounts payable decreased by $35.5 million from October 31, 2010 to April 30, 2011 primarily as a result of timing of payments and increased utilization of discounts.
Short-term borrowings increased $44.8 million from October 31, 2010 to April 30, 2011 primarily as a result of funding acquisitions, capital expenditures and increased working capital requirements.
Other balance sheet changes
Properties, plants and equipment net increased $70.5 million from October 31, 2010 to April 30, 2011 primarily as a result of factory upgrades, capital expenditures and assets acquired through acquisitions, partially offset by depreciation expense.
Goodwill increased by $21.7 million from October 31, 2010 to April 30, 2011 primarily as a result of a 2011 acquisition in the Rigid Industrial Packaging & Services and 2010 acquisitions in the Flexible Products & Services segments. Certain business combinations that occurred at or near year-end were recorded with provisional estimates for fair value based on management’s best estimate.
Long-term debt increased $135.1 million from October 31, 2010 to April 30, 2011 primarily as a result of funding acquisitions, capital expenditures and increased working capital requirements.
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
Capital Expenditures
During the first six months of 2011, we invested $73.7 million in capital expenditures, excluding timberland purchases of $0.9 million, compared with capital expenditures of $64.6 million, excluding timberland purchases of $16.6 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $150 million in 2011. The expenditures will replace and improve existing equipment and fund new facilities.
Acquisitions, Divestitures and Other Significant Transactions
During the first half of 2011, our acquisition activity was not material.
During the first half of 2010, we acquired one European rigid industrial packaging company and one European flexible products company and made a contingent purchase price payment related to a 2008 acquisition. The rigid industrial packaging acquisition complemented our current businesses and provided growth opportunities in Scandinavia. The flexible products acquisition expanded our product offerings. The aggregate purchase price for the two 2010 acquisitions was less than $150 million.
Borrowing Arrangements
Credit Agreement
We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of April 30, 2011, a total of $429.2 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.14% for the six months ended April 30, 2011.
The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On April 30, 2011, we were in compliance with these two covenants.
The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Credit Agreement will also be secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the Credit Agreement and their non-U.S. parent companies, following the completion of a corporate reorganization. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.
Refer to Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding the Credit Agreement.

Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2011, we were in compliance with these covenants.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At April 30, 2011, we were in compliance with these covenants.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in September 2011. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At April 30, 2011, $116.1 million was outstanding under the Receivables Facility.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $185.8 million at April 30, 2011. At April 30, 2011, total accounts receivable of $191.3 million were sold under the various RPAs. The Brazil RPA does not have a maximum amount that may be financed, and its portion of the total balance was $20.9 million at April 30, 2011.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $3.4 million for the six months ended April 30, 2011. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.
Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at April 30, 2011, we had outstanding other debt of $115.4 million, consisting of $9.7 million in long-term debt and $105.7 million in short-term borrowings. The $43.3 million increase is primarily due to funding acquisitions, capital expenditures and increased working capital requirements.
At April 30, 2011, the current portion of our long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements were $22.2 million in 2012, $25.0 million in 2013, $141.1 million in 2014, $360.4 million in 2015 and $545.7 million thereafter.
At April 30, 2011 and October 31, 2010, we had deferred financing fees and debt issuance costs of $19.6 million and $21.4 million, respectively, which were included in other long-term assets.
Financial Instruments
Interest Rate Derivatives
We have interest rate swap agreements with various maturities through January 2012. These interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under these swap agreements, we receive interest monthly from the counterparties based upon LIBOR, and we pay interest based upon a designated fixed rate over the life of the swap agreements.
We have two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.21% at April 30, 2011 and 0.26% at October 31, 2010) and pay interest based upon a fixed interest rate (weighted average of 1.78% at April 30, 2011 and October 31, 2010).
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
Foreign Exchange Hedges
At April 30, 2011 we had outstanding foreign currency forward in the notional amount of $158.8 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at April 30, 2011 resulted in a loss of $1.2 million recorded in the consolidated statements of operations and a loss of $0.1 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. At April 30, 2011, the notional amount of these hedges was $0.9 million ($2.4 million at October 31, 2010). The other comprehensive gain on these agreements was immaterial at April 30, 2011 and $0.3 million at October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on our consolidated statements of operations for the quarter ended April 30, 2011.

Contractual Obligations
As of April 30, 2011, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
		Less than 1
	Total	year	1- 3 years	3-5 years	After 5 years
Long-term debt	$1,452.8	$49.0	$331.5	$448.2	$624.1
Current portion of long-term debt	12.5	6.3	6.2	—	—
Short-term borrowing	111.7	108.7	3.0	—	—
Capital lease obligations	10.5	0.8	4.0	5.7	—
Operating leases	7.8	1.7	3.8	2.1	0.2
Liabilities held by special purpose entities	69.5	1.1	4.5	4.5	59.4

Total	$1,664.8	$167.6	$353.0	$460.5	$683.7

Note:	Amounts presented in the contractual obligation table include interest.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2011, we repurchased no shares of Class A Common Stock, and we repurchased 50,000 shares of Class B Common Stock (see Item 2 to this Form 10-Q for additional information regarding these repurchases). As of April 30, 2011, we had repurchased 3,058,072 shares, including 1,416,752 shares of Class A Common Stock and 1,641,320 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2009 through April 30, 2011 was $5.8 million.
VARIABLE INTEREST ENTITIES
We evaluate whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur. We consolidate VIE’s for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. We perform ongoing reassessments of all VIE’s to determine if the primary beneficiary status is appropriate. As of April 30, 2011, we are the primary beneficiary of the two VIE’s, as discussed below.
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
Flexible Products Joint Venture
On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. formed a joint venture (referred to herein as the “Flexible Products JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited. The Flexible Products JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Products JV has been consolidated into our operations as of its formation date of September 29, 2010.
The Flexible Products JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. We are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.
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
In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, we reevaluated our previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
Effective July 1, 2009, changes to the Codification are communicated through an Accounting Standards Update (“ASU”). As of April 30, 2011, the FASB has issued ASU’s 2009-01 through 2011-03. We have reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728
February 2011	—		—	1,116,728
March 2011	—		—	1,066,728
April 2011	—		—	1,066,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728
February 2011	—		—	1,116,728
March 2011	50,000	$61.20	50,000	1,066,728
April 2011	—		—	1,066,728

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2011, the maximum number of shares that may yet be purchased was 1,066,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

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

Greif, Inc. (Registrant)
Date: June 9, 2011	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)