Form 10-Q
period 2011-07-31
GREIF INC
filed 2011-09-02
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on August 31, 2011:

Class A Common Stock	24,965,662 shares
Class B Common Stock	22,362,266 shares

PART I. FINANCIAL INFORMATION
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
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010

Net sales	$1,121,902	$921,333	$3,116,460	$2,467,595
Cost of products sold	910,571	730,294	2,521,690	1,970,328

Gross profit	211,331	191,039	594,770	497,267

Selling, general and administrative expenses	109,094	90,461	329,456	264,511
Restructuring charges	3,396	9,779	11,407	20,566
(Gain) on disposal of properties, plants and equipment, net	(9,205)	(4,875)	(14,141)	(6,904)

Operating profit	108,046	95,674	268,048	219,094

Interest expense, net	18,435	15,935	53,817	47,582
Other expense, net	4,495	713	9,911	4,372

Income before income tax expense and equity earnings of unconsolidated affilitates, net	85,116	79,026	204,320	167,140

Income tax expense	21,637	14,408	49,650	31,590

Equity earnings of unconsolidated affiliates, net of tax	1,495	3,141	1,992	3,272

Net income	64,974	67,759	156,662	138,822

Net income attributable to noncontrolling interests	(2,034)	(1,784)	(1,397)	(5,394)

Net income attributable to Greif, Inc.	$62,940	$65,975	$155,265	$133,428

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.08	$1.13	$2.66	$2.29
Class B Common Stock	$1.61	$1.70	$3.98	$3.43

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.07	$1.12	$2.65	$2.28
Class B Common Stock	$1.61	$1.70	$3.98	$3.43
See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
ASSETS

	July 31, 2011	October 31, 2010

Current assets
Cash and cash equivalents	$109,086	$106,957
Trade accounts receivable, less allowance of $12,732 in 2011 and $13,117 in 2010	588,820	480,158
Inventories	484,777	396,572
Deferred tax assets	18,723	19,526
Net assets held for sale	23,036	28,407
Current portion related party notes receivable	1,714	—
Prepaid expenses and other current assets	148,992	134,269

	1,375,148	1,165,889

Long-term assets
Goodwill	794,794	709,725
Other intangible assets, net of amortization	241,443	173,239
Deferred tax assets	33,751	29,982
Related party notes receivable	19,538	—
Assets held by special purpose entities	50,891	50,891
Other long-term assets	100,498	93,603

	1,240,915	1,057,440

Properties, plants and equipment
Timber properties, net of depletion	215,790	215,537
Land	126,078	121,409
Buildings	446,345	411,437
Machinery and equipment	1,491,135	1,302,597
Capital projects in progress	131,493	112,300

	2,410,841	2,163,280
Accumulated depreciation	(1,023,012)	(888,164)

	1,387,829	1,275,116

Total assets	$4,003,892	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2011	October 31, 2010

Current liabilities
Accounts payable	$465,539	$448,310
Accrued payroll and employee benefits	99,713	90,887
Restructuring reserves	14,074	20,238
Current portion of long-term debt	12,500	12,523
Short-term borrowings	117,412	60,908
Deferred tax liabilities	7,282	5,091
Other current liabilities	155,611	123,854

	872,131	761,811

Long-term liabilities
Long-term debt	1,255,823	953,066
Deferred tax liabilities	180,283	180,486
Pension liabilities	54,965	65,915
Postretirement benefit obligations	22,825	21,555
Liabilities held by special purpose entities	43,250	43,250
Other long-term liabilities	101,585	116,930

	1,658,731	1,381,202

Shareholders’ equity
Common stock, without par value	111,354	106,057
Treasury stock, at cost	(120,043)	(117,394)
Retained earnings	1,405,346	1,323,477
Accumulated other comprehensive loss:
- foreign currency translation	44,763	44,612
- interest rate and other derivatives	(419)	(1,505)
- minimum pension liabilities	(77,312)	(76,526)

Total Greif, Inc. shareholders’ equity	1,363,689	1,278,721

Noncontrolling interests	109,341	76,711

Total shareholders’ equity	1,473,030	1,355,432

Total liabilities and shareholders’ equity	$4,003,892	$3,498,445

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

For the nine months ended July 31,	2011	2010
Cash flows from operating activities:
Net income	$156,662	$138,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	102,617	84,927
Asset impairments	3,331	2,356
Deferred income taxes	(978)	2,317
Gain on disposals of properties, plants and equipment, net	(14,141)	(6,904)
Equity earnings of affiliates	(1,992)	(3,272)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(38,791)	(83,713)
Inventories	(43,244)	(92,845)
Prepaid expenses and other current assets	(3,735)	(21,144)
Accounts payable	(80,640)	(71,330)
Accrued payroll and employee benefits	6,343	1,774
Restructuring reserves	(6,164)	2,478
Other current liabilities	19,647	29,981
Pension and postretirement benefit liabilities	(9,680)	2,555
Other long-term assets, other long-term liabilities and other	(66,511)	31,773

Net cash provided by operating activities	22,724	17,775

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(185,703)	(152,739)
Purchases of properties, plants and equipment	(117,821)	(101,046)
Purchases of timber properties	(3,400)	(19,500)
Proceeds from the sale of properties, plants, equipment and other assets	17,909	13,034
Issuance of notes receivable to related party	(21,252)	—
Purchases of land rights	(650)	—

Net cash used in investing activities	(310,917)	(260,251)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,804,521	2,351,553
Payments on long-term debt	(2,492,200)	(2,231,012)
Proceeds from short-term borrowings, net	55,213	20,554
Proceeds from (payments of) trade accounts receivable credit facility, net	(10,000)	117,800
Dividends paid	(73,396)	(68,607)
Exercise of stock options	2,161	1,164
Acquisitions of treasury stock and other	(3,060)	(2,696)
Restricted stock awards	(318)	—
Settlement of derivatives	—	29,248

Net cash provided by financing activities	282,921	218,004

Effects of exchange rates on cash	7,401	(3,250)

Net increase (decrease) in cash and cash equivalents	2,129	(27,722)
Cash and cash equivalents at beginning of period	106,957	111,896

Cash and cash equivalents at end of period	$109,086	$84,174

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2011
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2011 and October 31, 2010 and the consolidated statements of operations and cash flows for the three month and nine month periods ended July 31, 2011 and 2010 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of the Company, all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.
The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2010 (the “2010 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2010 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature.
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

Recently Issued Accounting Standards
Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). As of July 31, 2011, the FASB has issued ASU’s 2009-01 through 2011-07. The Company has reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosures.
In December 2010, the FASB issued ASU 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Company will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.
NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS
(Dollars in thousands):

	# of	Purchase Price,		Operating	Tangible	Intangible
	Acquisitions	net of Cash	Revenue	Profit	Assets, net	Assets	Goodwill
Total 2011 Acquisitions	5	$185,703	$24,590	$3,490	$62,359	$80,958	$66,329
Total 2010 Acquisitions	12	$176,156	$268,443	$19,042	$108,991	$49,467	$129,830
Note: Purchase price, net of cash acquired, does not factor payments for earn-out provisions on prior acquisitions. Revenue and operating profit represent activity only in the year of acquisition.
During the first nine months of 2011, the Company completed five acquisitions consisting of four rigid industrial packaging companies and the acquisition of the minority shareholding from a 2008 acquisition of a rigid industrial packaging company. The acquired rigid industrial packaging companies included a European company purchased in February 2011, a European company purchased in May 2011 and a European company purchased in July 2011. Additionally, the company acquired the remaining minority shareholdings in an already consolidated South American acquisition from 2008 and a minority ownership interest in a North American company. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The estimated fair value of the net tangible assets acquired was $62.4 million. Identifiable intangible assets, with a combined fair value of $81.0 million, including trade names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $66.3 million was recorded as goodwill.
During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price payment related to a 2008 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July 2010, a North American drum reconditioning company purchased in August 2010, a European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning acquisitions, within our Rigid Industrial Packaging & Services segment, and the flexible products acquisitions expand the Company’s product and service offerings. The estimated fair value of the net tangible assets acquired was $109.0 million. Identifiable intangible assets, with a combined fair value of $49.5 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $129.8 million was recorded as goodwill.

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
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A. also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($166.9 million) at July 31, 2011.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.5 million) at July 31, 2011.
In October 2008, Greif Embalagens Industriais do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. There is no maximum amount of aggregate receivables that may be financed under the Brazil Agreements; however, the sale of individual receivables is subject to approval by the banks.
In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($5.1 million) at July 31, 2011.
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

At July 31, 2011 and October 31, 2010, €112.8 million ($163.6 million) and €117.6 million ($162.9 million), respectively, of accounts receivable were sold under the RPA and Italian RPA. At July 31, 2011 and October 31, 2010, 8.6 million Singapore Dollars ($7.1 million) and 6.7 million Singapore Dollars ($5.4 million), respectively, of accounts receivable were sold under the Singapore RPA. At July 31, 2011 and October 31, 2010, 16.9 million Brazilian Reais ($11.0 million) and 11.7 million Brazilian Reais ($6.9 million), respectively, of accounts receivable were sold under the Brazil Agreements. At July 31, 2011 and October 31, 2010, 10.7 million Malaysian Ringgits ($3.6 million) and 6.3 million Malaysian Ringgits ($2.0 million), respectively, of accounts receivable were sold under the Malaysian Agreements.
Expenses associated with the RPA and Italian RPA totaled €0.8 million ($1.1 million) and €0.8 million ($1.0 million) for the three months ended July 31, 2011 and 2010, respectively; and €2.3 million ($3.1 million) and €2.2 million ($2.9 million) for the nine months ended July 31, 2011 and 2010, respectively.
Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) and 0.1 million Singapore Dollars ($0.1 million) for the three months ended July 31, 2011 and 2010, respectively; and 0.3 million Singapore Dollars ($0.3 million) and 0.3 million Singapore Dollars ($0.3 million) for the nine months ended July 31, 2011 and 2010, respectively.
Expenses associated with the Brazil Agreements totaled 0.8 million Brazilian Reais ($0.5 million) and 1.2 million Brazilian Reais ($0.7 million) for the three months ended July 31, 2011 and 2010, respectively; and 2.6 million Brazilian Reais ($1.6 million) and 3.3 million Brazilian Reais ($1.9 million) for the nine months ended July 31, 2011 and 2010, respectively.
Expenses associated with the Malaysian Agreements totaled 0.2 million Malaysian Ringgits ($0.1 million) and were insignificant for the three months ended July 31, 2011 and 2010, respectively; and 0.6 million Malaysian Ringgits ($0.2 million) and 0.1 million Malaysian Ringgits ($0.1 million) for the nine months ended July 31, 2011 and 2010, respectively.
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
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis. Inventories are summarized as follows (Dollars in thousands):

	July 31,	October 31,
	2011	2010
Finished Goods	$115,008	$92,469
Raw materials and work-in-process	369,769	304,103

	$484,777	$396,572

NOTE 5 — NET ASSETS HELD FOR SALE
As of July 31, 2011 and October 31, 2010, there were fourteen and sixteen locations with assets held for sale, respectively. During the first nine months of 2011, the Company sold three locations, added four locations and three locations were placed back in service and depreciation was resumed. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year. For the three months ended July 31, 2011, there were sales of other miscellaneous equipment which resulted in a $0.2 million loss. For the nine months ended July 31, 2011, there was a sale of a location in the Rigid Industrial Packaging & Services segment which resulted in a $2.6 million gain, a sale of a location in the Paper Packaging segment which resulted in a $1.2 million gain and sales of other miscellaneous equipment which resulted in a $0.3 million loss.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2011 (Dollars in thousands):

	Rigid Industrial
	Packaging &	Flexible Products &
	Services	Services	Paper Packaging	Land Management	Total
Balance at October 31, 2010	$570,661	$78,261	$60,653	$150	$709,725
Goodwill acquired	66,329	—	—	—	66,329
Goodwill adjustments	3,325	(1,632)	—	—	1,693
Currency translation	13,365	3,682	—	—	17,047

Balance at July 31, 2011	$653,680	$80,311	$60,653	$150	$794,794

The goodwill acquired during 2011 of $66.3 million consisted of preliminary goodwill related to acquisitions in the Rigid Industrial Packaging & Services segment. The goodwill adjustments increased goodwill by a net amount of $1.7 million related to the finalization of purchase price allocation of prior year acquisitions. Certain business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate.
The following table summarizes the carrying amount of net intangible assets by class as of July 31, 2011 and October 31, 2010 (Dollars in thousands):

		Accumulated	Net Intangible
	Gross Intangible Assets	Amortization	Assets
October 31, 2010:
Trademark and patents	$42,878	$17,184	$25,694
Non-compete agreements	20,456	7,774	12,682
Customer relationships	153,131	27,091	126,040
Other	15,235	6,412	8,823

Total	$231,700	$58,461	$173,239

July 31, 2011:
Trademark and patents	$54,422	$20,912	$33,510
Non-compete agreements	27,055	8,822	18,233
Customer relationships	212,393	35,365	177,028
Other	21,874	9,202	12,672

Total	$315,744	$74,301	$241,443

Gross intangible assets increased by $84.0 million for the nine month period ended July 31, 2011. The increase in gross intangible assets was attributable to $81.0 million in preliminary purchase price allocations related to three of the 2011 acquisitions in the Rigid Industrial Packaging & Services segment, $7.2 million was attributable to currency fluctuations, a $3.0 million non-cash impairment charge related to the discontinued usage of certain trade names in the Flexible Products & Services segment and $1.2 million in other adjustments. Amortization expense for the nine months ended July 31, 2011 and 2010 was $12.4 million and $10.0 million, respectively. Amortization expense for the next five years is expected to be $5.7 million in 2011, $17.1 million in 2012, $20.3 million in 2013, $19.5 million in 2014 and $18.4 million in 2015.
All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 23 years, except for $20.8 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.
The Company reviews goodwill and indefinite-lived intangible assets for impairment by reporting unit as required by ASC 350, “Intangibles — Goodwill and Other”, on an annual basis and when events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management.

During the fiscal third quarter, the Flexible Products & Services segment made the strategic decision to announce the intention to rebrand the acquired companies of Storsack, Sunjut, Unsa and Ligtermoet under the Greif Flexibles brand globally. As a result, the Company recorded a non-cash impairment charge of $3.0 million included in selling, general and administrative expenses against the intangible asset value of the legacy companies trade names.
The Company’s business segments have been identified as reporting units and the Company concluded that no other impairment or impairment indicators exist at this time.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2011 (Dollars in thousands):

			Non-cash
	Cash Charges		Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total

Balance at October 31, 2010	$12,668	$7,570	$—	$20,238
Costs incurred and charged to expense	6,197	4,841	369	11,407
Costs paid or otherwise settled	(11,453)	(6,008)	(110)	(17,571)

Balance at July 31, 2011	$7,412	$6,403	$259	$14,074

The focus for restructuring activities in 2011 continues to be on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the first nine months of 2011, the Company recorded restructuring charges of $11.4 million, which compares to $20.7 million of restructuring charges during the first nine months of 2010. The restructuring activity for the nine month period ended July 31, 2011 consisted of $6.2 million in employee separation costs, $0.4 million in asset impairments and $4.8 million in other costs. The $6.2 million in employee separation costs relates to the realignment of the Company’s management structure, plant closings and prior year acquisitions. The $4.8 million in other costs relates to professional fees and other administrative costs. The restructuring activity for the nine month period ended July 31, 2010 consisted of $11.4 million in employee separation costs, $2.4 million in asset impairments and $6.9 million in other costs.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2011 and 2012 or plans that are being formulated and have not been announced as of the date of this Form 10-Q (Dollars in thousands):

	Amounts Expected	Three months ended	Nine months ended	Amounts Remaining
	to be Incurred	July 31, 2011	July 31, 2011	to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$4,064	$2,015	$4,055	$9
Asset impairments	333	—	333	—
Other restructuring costs	8,587	1,397	3,572	5,015

	12,984	3,412	7,960	5,024
Flexible Products & Services
Employee separation costs	2,834	652	2,834	—
Other restructuring costs	1,307	30	1,080	227

	4,141	682	3,914	227
Paper Packaging
Employee separation costs	—	(701)	(685)	—
Asset impairments	36	—	36	—
Other restructuring costs	189	3	189	—

	225	(698)	(460)	—
Land Management
Employee separation costs	—	—	(7)	—

	$17,350	$3,396	$11,407	$5,251

The gain recognized within the Paper Packaging segment reflects actual expenditures being less than originally estimated for completed restructuring activities.
NOTE 8 — VARIABLE INTEREST ENTITIES
The Company evaluates whether an entity is a VIE and determines if the primary beneficiary status is appropriate on a quarterly basis. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.
During 2011, Greif, Inc., through its wholly-owned subsidiary Greif Packaging LLC, acquired a minority ownership interest in an entity that is accounted for as an unconsolidated equity investment. This entity is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. However, the Company is not the primary beneficiary because it does not have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, this entity is not consolidated in the Company’s results.
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
The Buyer SPE is deemed to be a VIE since the assets of the Buyer SPE are not available to satisfy the liabilities of the Buyer SPE. The Buyer SPE is a separate and distinct legal entity from the Company, but the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.
At July 31, 2011 and October 31, 2010, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For the nine month periods ended July 31, 2011 and 2010, the Buyer SPE recorded interest income of $1.8 million, respectively.
At July 31, 2011 and October 31, 2010, STA Timber had long-term debt of $43.3 million. For the nine month periods ended July 31, 2011 and 2010, STA Timber recorded interest expense of $1.7 million, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.
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
The economic and business purpose underlying the Flexible Products JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Products JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company has 51% ownership in Trading Co. and 49% ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Products JV, notwithstanding the actual ownership interests in the various legal entities.
All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Products JV total net assets (Dollars in thousands):

July 31, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$191,907	$177,288	$369,195
Total liabilities	86,324	69,667	155,991

Net assets	$105,583	$107,621	$213,204

October 31, 2010	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$187,727	$166,956	$354,683
Total liabilities	79,243	65,033	144,276

Net assets	$108,484	$101,923	$210,407

Net income (loss) attributable to the non controlling interest in the Flexible Products JV for the three and nine months ended July 31, 2011 was $0.1 million and ($3.5) million respectively.
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in thousands):

	July 31, 2011	October 31, 2010
Credit Agreement	$284,251	$273,700
Senior Notes due 2017	302,989	303,396
Senior Notes due 2019	242,771	242,306
Senior Notes due 2021	290,220	—
Trade accounts receivable credit facility	125,000	135,000
Other long-term debt	23,092	11,187

	1,268,323	965,589
Less current portion	(12,500)	(12,523)

Long-term debt	$1,255,823	$953,066

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
The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of July 31, 2011, $284.3 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $12.5 million and the long-term portion was $271.8 million. The weighted average interest rate on the Credit Agreement was 2.13% for the nine months ended July 31, 2011.
The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At July 31, 2011, the Company was in compliance with these covenants.

Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.
The fair value of these Senior Notes due 2017 was $319.5 million at July 31, 2011 based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. At July 31, 2011, the Company was in compliance with these covenants.
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
The fair value of these Senior Notes due 2019 was $273.1 million at July 31, 2011, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. At July 31, 2011, the Company was in compliance with these covenants.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned Luxembourg subsidiary, Greif Luxembourg Finance S.C.A., issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Company’s revolving multicurrency credit facility, without any permanent reduction of the commitments, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.
The fair value of these Senior Notes due 2021 was $293.1 million at July 31, 2011, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. At July 31, 2011, the Company was in compliance with these covenants.
United States Trade Accounts Receivable Credit Facility
On December 8, 2008, the Company entered into a $135.0 million trade accounts receivable credit facility with a financial institution and its affiliate, as purchasers, with a maturity date of December 8, 2013, subject to earlier termination of the purchasers’ commitment on September 29, 2011, or such later date to which the purchase commitment may be extended by agreement of the parties. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (0.75% at July 31, 2011). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. At July 31, 2011, there was $125.0 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. At July 31, 2011, the Company was in compliance with these covenants.
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

Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, at July 31, 2011, the Company had outstanding other debt of $140.5 million, comprised of $23.1 million in long-term debt and $117.4 million in short-term borrowings, compared to other debt outstanding of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings, at October 31, 2010. The $68.4 million increase was primarily due to funding acquisitions, capital expenditures and increased working capital requirements.
At July 31, 2011, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $3.1 million in 2011, $35.6 million in 2012, $25.0 million in 2013, $150.0 million in 2014, $218.6 million in 2015 and $836.0 million thereafter.
At July 31, 2011 and October 31, 2010, the Company had deferred financing fees and debt issuance costs of $23.6 million and $21.4 million, respectively, which are included in other long-term assets.
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
During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $0.4 million after tax at the time the underlying hedge transactions are realized.
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
Recurring Fair Value Measurements
The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of July 31, 2011 (Dollars in thousands):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(671)	$—	$(671)	Other long-term liabilities
Foreign exchange hedges	—	(2,853)	—	(2,853)	Other current liabilities
Energy hedges	—	(27)	—	(27)	Other current liabilities

Total*	$—	$(3,551)	$—	$(3,551)

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings at July 31, 2011 approximate their fair values because of the short-term nature of these items and are not included in this table.

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
The Company has two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.19% at July 31, 2011 and 0.26% at October 31, 2010) and pays interest based upon a fixed interest rate (weighted average of 1.78% at July 31, 2011 and October 31, 2010).
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
Foreign Exchange Hedges
At July 31, 2011, the Company had outstanding foreign currency forward contracts in the notional amount of $157.1 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts at July 31, 2011 resulted in a loss of $2.6 million recorded in the consolidated statements of operations and a loss of $0.2 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. At July 31, 2011, the notional amount of these hedges was $0.4 million ($2.4 million at October 31, 2010). The other comprehensive gain on these agreements was immaterial at July 31, 2011 and $0.3 million at October 31, 2010.
Other financial instruments
The estimated fair value of the Company’s long-term debt was $1,318.1 million and $1,021.5 million at July 31, 2011 and October 31, 2010, respectively. The current portion of the long-term debt was $12.5 million at July 31, 2011 and October 31, 2010. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.
Non Recurring Fair Value Measurements
The Company has reviewed the fair value adjustments for those assets and (liabilities) measured on a non-recurring basis as of July 31, 2011 discussed herein.
Net Assets Held for Sale
Net assets held for sale are considered level two inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of July 31, 2011, the Company had not recognized any impairment related to net assets held for sale.

Long-Lived Assets
As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The long-lived assets are considered level two inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring-related expenses for the nine-month period ended July 31, 2011 of $0.4 million on long lived assets with net book values of $1.3 million.
Goodwill and Long Lived Intangible Assets
The Company performs an impairment test for goodwill on an annual basis and when events and circumstances indicate impairment may have occurred. The Company concluded that no impairment existed at October 31, 2010. There have been no changes during the third quarter of 2011 that would warrant impairment considerations, other then previously disclosed. The 2011 impairment test will be performed during the fourth quarter of 2011.
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
NOTE 12 — INCOME TAXES
The effective tax rate was 25.4% and 18.2% for the three months ended July 31, 2011 and 2010, respectively, and 24.3% and 18.9% for the nine months ended July 31, 2011 and 2010 respectively. The change in the effective tax rate is primarily attributable to the recognition of a valuation allowance on deferred tax assets in 2011, the incremental benefit from an alternative fuel tax credit in 2010, and other discrete tax items recognized in these periods.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2011 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.”
NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS
The components of net periodic pension cost include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Service cost	$2,239	$2,293	$6,717	$6,879
Interest cost	4,159	3,998	12,477	11,994
Expected return on plan assets	(4,928)	(4,524)	(14,784)	(13,572)
Amortization of prior service cost, initial net asset and net actuarial gain	2,160	1,700	6,480	5,100

Net periodic pension costs	$3,630	$3,467	$10,890	$10,401

The Company made $16.9 million in pension contributions in the nine months ended July 31, 2011. The Company estimates $29.7 million of pension contributions for the entire 2011 fiscal year.
The components of net periodic cost for postretirement benefits include the following (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Service cost	$2	$1	$6	$3
Interest cost	219	283	657	849
Amortization of prior service cost and recognized actuarial gain	(334)	(251)	(1,002)	(753)

Net periodic cost for postretirement benefits	$(113)	$33	$(339)	$99

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
Environmental Reserves
At July 31, 2011 and October 31, 2010, the Company had recorded liabilities of $25.9 million and $26.2 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. At July 31, 2011 and October 31, 2010, the Company had recorded environmental liability reserves of $14.0 million and $14.5 million, respectively, for its blending facility in Chicago, Illinois and $10.2 million and $10.3 million, respectively, for various European drum facilities acquired in November 2006 as well as the facility in Lier, Belgium. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.
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
The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated at July 31, 2011. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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
The following table provides EPS information for each period, respectively:

	Three months ended		Nine months ended
	July 31		July 31
(In thousands, except per share data)	2011	2010	2011	2010

Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$62,940	$65,975	$155,265	$133,428
Cash dividends	24,566	24,507	73,396	68,607

Undistributed net income attributable to Greif, Inc.	$38,374	$41,468	$81,869	$64,821

Denominator for basic EPS
Class A common stock	24,897,665	24,687,006	24,837,097	24,623,262
Class B common stock	22,362,266	22,444,488	22,386,818	22,456,340
Denominator for diluted EPS
Class A common stock	25,100,003	24,999,901	25,041,395	24,930,839
Class B common stock	22,362,266	22,444,488	22,386,818	22,456,340

EPS Basic
Class A common stock	$1.08	$1.13	$2.66	$2.29
Class B common stock	$1.61	$1.70	$3.98	$3.43

EPS Diluted
Class A common stock	$1.07	$1.12	$2.65	$2.28
Class B common stock	$1.61	$1.70	$3.98	$3.43

Dividends per share
Class A common stock	$0.42	$0.42	$1.26	$1.18
Class B common stock	$0.63	$0.63	$1.88	$1.76
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
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2011, the Company repurchased no shares of Class A Common Stock and 50,000 shares of Class B Common Stock. As of July 31, 2011, the Company had repurchased 2,933,272 shares, including 1,416,752 shares of Class A Common Stock and 1,516,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2009 through July 31, 2011 was approximately $5.8 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
July 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,957,182	17,324,738
Class B Common Stock	69,120,000	34,560,000	22,362,266	12,197,734
October 31, 2010:
Class A Common Stock	128,000,000	42,281,920	24,756,974	17,524,946
Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Class A Common Stock:
Basic shares	24,897,665	24,687,006	24,837,097	24,623,262
Assumed conversion of stock options	202,338	312,895	204,298	307,577

Diluted shares	25,100,003	24,999,901	25,041,395	24,930,839

Class B Common Stock:
Basic and diluted shares	22,362,266	22,444,488	22,386,818	22,456,340

No stock options were antidilutive for the nine month periods ended July 31, 2011 and 2010, respectively.
NOTE 16 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent investments in affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates. Equity earnings of unconsolidated affiliates, net of tax for the nine months ended July 31, 2011 and 2010 were $2.0 and $3.3 million, respectively. There were no dividends received from the Company’s equity method affiliates for the nine months ended July 31, 2011 and 2010. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of July 31, 2011 these loans had an outstanding balance of $21.3 million.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s majority owned subsidiaries that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended July 31, 2011 and 2010 was $2.0 million and $1.8 million, respectively. Net income attributable to noncontrolling interests for the nine months ended July 31, 2011 and 2010 was $1.4 million and $5.4 million.

NOTE 17 — COMPREHENSIVE INCOME AND SHAREHOLDERS EQUITY
Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners. The components of comprehensive income are as follows (Dollars in thousands):

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Net income	$64,974	$67,759	$156,662	$138,822
Other comprehensive income:
Foreign currency translation adjustment	(23,574)	79,050	151	(13,078)

Changes in fair value of interest rate and other derivatives, net of tax	336	(1,123)	1,086	333
Minimum pension liabilities adjustment, net of tax	65	136	(786)	1,079

Comprehensive income	$41,801	$145,822	$157,113	$127,156

The following is the income tax benefit (expense) for each other comprehensive income line items:

	Three months ended		Nine months ended
	July 31		July 31
	2011	2010	2011	2010
Income tax benefit (expense):
Changes in fair value of interest rate and other derivatives, net of tax	(181)	605	(585)	(179)
Minimum pension liabilities adjustment, net of tax	(22)	(30)	252	(251)
The components of Shareholders’ Equity from October 31, 2010 to July 31, 2011 (Dollars in thousands):

						Non-	Accumulated Other
	Common		Treasury		Retained	controlling	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	interests	Income (Loss)	Equity
As of October 31, 2010	47,169	$106,057	29,673	$(117,394)	$1,323,477	$76,711	$(33,419)	$1,355,432
Net income					155,265	1,397		156,662
Other comprehensive income (loss):							451	451

Comprehensive income, attributable to Greif, Inc.								157,113

Noncontrolling interests and other						24,677		24,677
Foreign currency translation on noncontrolling interests						6,556		6,556
Dividends paid					(73,396)			(73,396)
Stock options exercised	144	1,866	(144)	295				2,161
Tax benefit of stock options		77						77
Treasury shares acquired	(50)		50	(3,060)				(3,060)
Restricted stock directors	11	697	(11)	23				720
Restricted stock executives	5	308	(5)	10				318
Long-term incentive shares issued	40	2,349	(40)	83				2,432

As of July 31, 2011	47,319	$111,354	29,523	$(120,043)	$1,405,346	$109,341	$(32,968)	$1,473,030

During the third quarter of fiscal 2011, the Company recorded an out-of-period increase in non-controlling interest of $24.7 million and a corresponding decrease in accumulated other comprehensive income (loss) to correct these balances as stated at October 31, 2010. The amount did not impact total Shareholders’ Equity or cash flows and was not material to current or prior periods.

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
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 266,100 acres of timber properties in the southeastern United States, which are actively managed, and 14,700 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use (“HBU”) properties, and development properties.
The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2010 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in thousands):

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010

Net sales
Rigid Industrial Packaging & Services	$804,013	$681,709	$2,201,850	$1,883,017
Flexible Products & Services	141,170	66,938	403,994	128,679
Paper Packaging	172,760	168,758	496,064	444,548
Land Management	3,959	3,928	14,552	11,351

Total net sales	$1,121,902	$921,333	$3,116,460	$2,467,595

Operating profit:
Rigid Industrial Packaging & Services	$71,988	$71,477	$184,191	$184,382
Flexible Products & Services	7,756	2,813	11,182	(1,497)
Paper Packaging	17,559	18,862	56,555	30,196
Land Management	10,743	2,522	16,120	6,013

Total operating profit	108,046	95,674	268,048	219,094

Restructuring charges:
Rigid Industrial Packaging & Services	3,411	5,259	7,960	15,933
Flexible Products & Services	683	45	3,914	45
Paper Packaging	(698)	4,475	(461)	4,588
Land Management	—	—	(6)	—

Total restructuring charges	3,396	9,779	11,407	20,566

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	94	—	131

Total restructuring-related inventory charges	—	94	—	131

Acquisition-related costs:
Rigid Industrial Packaging & Services	2,132	2,587	6,340	6,390
Flexible Products & Services	531	2,889	12,888	13,729

Total acquisition-related costs	2,663	5,476	19,228	20,119

Non-cash intangible asset impairment charge:
Flexible Products & Services	2,962	—	2,962	—

Total non-cash intangible asset impairment charge	2,962	—	2,962	—

Operating profit before special items:
Rigid Industrial Packaging & Services	77,531	79,417	198,491	206,836
Flexible Products & Services	11,932	5,747	30,946	12,277
Paper Packaging	16,861	23,337	56,094	34,784
Land Management	10,743	2,522	16,114	6,013

Total operating profit before special items*	$117,067	$111,023	$301,645	$259,910

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$22,496	$18,394	$64,693	$59,584
Flexible Products & Services	4,157	902	12,477	1,882
Paper Packaging	7,786	7,801	23,363	21,611
Land Management	476	652	2,084	1,850

Total depreciation, depletion and amortization expense	$34,915	$27,749	$102,617	$84,927

*
Total operating profit before special items represents operating profit before the impact of restructuring charges, restructuring-related inventory charges, acquisition-related costs and a non-cash intangible asset impairment charge.

The following table presents net sales to external customers by geographic area (Dollars in thousands):

	Three months ended July 31,		Nine months ended July 31,
	2011	2010	2011	2010
Net sales:
North America	$502,391	$465,268	$1,426,171	$1,247,095
Europe, Middle East and Africa	445,301	313,756	1,196,979	826,674
Asia Pacific and Latin America	174,210	142,309	493,310	393,826

Total net sales	$1,121,902	$921,333	$3,116,460	$2,467,595

The following table presents total assets by segment and geographic area (Dollars in thousands):
	00000000000000	00000000000000
	July 31, 2011	October 31, 2010
Assets:
Rigid Industrial Packaging & Services	$2,543,611	$2,094,244
Flexible Products & Services	380,518	353,715
Paper Packaging	436,286	435,555
Land Management	278,678	274,352

Total segments	3,639,093	3,157,866

Corporate and other	364,799	340,579

Total assets	$4,003,892	$3,498,445

	00000000000000	00000000000000
Assets:
North America	$1,519,120	$1,895,475
Europe, Middle East and Africa	1,573,068	1,012,131
Asia Pacific and Latin America	911,704	590,839

Total assets	$4,003,892	$3,498,445

NOTE 19 — SUBSEQUENT EVENT
On August 3, 2011, the Company acquired a company in the business of reconditioning steel drums, plastic drums and intermediate bulk containers and manufacturing new tinplate pails and containers. The acquired company operates from eight production facilities in Europe, and its results will be reported in the Rigid Industrial Packaging & Services segment.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2011 and October 31, 2010, and for the consolidated statements of operations for the nine months ended July 31, 2011 and 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”). Readers are encouraged to review the entire 2010 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to our management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks, (iv) the continuing consolidation of our customer base and our suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vi) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (vii) we may encounter difficulties arising from acquisitions, (viii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (ix) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (x) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xi) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiii) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xiv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xv) legislation/regulation related to climate change and environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance, (xvi) changing climate conditions may adversely affect our operations and financial performance, (xvii) the company may incur fines or penalties, damage to reputation or other adverse consequences if its employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, and (xviii) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2010 Form 10-K, updated by Part II, Item 1A of this Form 10-Q. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
OVERVIEW
We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.
We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and reconditioned containers, and services, such as container lifecycle management, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products and services to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.
We are a leading global provider of flexible intermediate bulk containers and related services and a North American provider of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.
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

As of July 31, 2011, we owned approximately 266,100 acres of timber properties in the southeastern United States, which are actively managed, and approximately 14,700 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use (“HBU”) properties, and development properties.
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
RESULTS OF OPERATIONS
The following comparative information is presented for the three-month and nine-month periods ended July 31, 2011 and 2010. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.
The non-GAAP financial measures of operating profit before special items, EBITDA and EBITDA before special items are used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and a non-cash intangible asset impairment charge to operating profit. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. EBITDA before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and a non-cash intangible asset impairment charge to EBITDA. EBITDA can be reconciled either to net income or operating profit, in both cases yielding the same results. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment in the following tables. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges, restructuring-related inventory charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges, restructuring-related inventory charges and acquisition-related costs to that segment’s EBITDA. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to that segment’s operating profit and EBITDA before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to that segment’s EBITDA. In our Paper Packaging and Land Management segments, operating profit before special items adds back restructuring charges to those segments’ operating profit and EBITDA before special items adds back restructuring charges to that segment’s EBITDA. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our current and historical performance.

Third Quarter Results
The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the three-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the three months ended July 31,	2011	2010

Net sales
Rigid Industrial Packaging & Services	$804,013	$681,709
Flexible Products & Services	141,170	66,938
Paper Packaging	172,760	168,758
Land Management	3,959	3,928

Total net sales	$1,121,902	$921,333

Operating profit:
Rigid Industrial Packaging & Services	$71,988	$71,477
Flexible Products & Services	7,756	2,813
Paper Packaging	17,559	18,862
Land Management	10,743	2,522

Total operating profit	108,046	95,674

Restructuring charges:
Rigid Industrial Packaging & Services	3,411	5,259
Flexible Products & Services	683	45
Paper Packaging	(698)	4,475

Total restructuring charges	3,396	9,779

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	94

Total restructuring-related inventory charges	—	94

Acquisition-related costs:
Rigid Industrial Packaging & Services	2,132	2,587
Flexible Products & Services	531	2,889

Total acquisition-related costs	2,663	5,476

Non-cash intangible asset impairment charge:
Flexible Products & Services	2,962	—

Total non-cash intangible asset impairment charge	2,962	—

Operating profit before special items:
Rigid Industrial Packaging & Services	77,531	79,417
Flexible Products & Services	11,932	5,747
Paper Packaging	16,861	23,337
Land Management	10,743	2,522

Total operating profit before special items	$117,067	$111,023

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the three-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the three months ended July 31,	2011	2010

Net income	$64,974	$67,759
Plus: interest expense, net	18,435	15,935
Plus: income tax expense	21,637	14,408
Plus: depreciation, depletion and amortization expense	34,915	27,749
Less: equity earnings of unconsolidated affiliates, net of tax	1,495	3,141

EBITDA	138,466	122,710

Restructuring charges	3,396	9,779
Restructuring — related inventory charges	—	94
Acquisition-related costs	2,663	5,476
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$147,487	$138,059

Net income	$64,974	$67,759
Plus: interest expense, net	18,435	15,935
Plus: income tax expense	21,637	14,408
Plus: other expense, net	4,495	713
Less: equity earnings of unconsolidated affiliates, net of tax	1,495	3,141

Operating profit	108,046	95,674
Less: other expense, net	4,495	713
Plus: depreciation, depletion and amortization expense	34,915	27,749

EBITDA	138,466	122,710
Restructuring charges	3,396	9,779
Restructuring — related inventory charges	—	94
Acquisition-related costs	2,663	5,476
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$147,487	$138,059

The following table sets forth EBITDA and EBITDA before special items for our business segments for the three-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the three months ended July 31,	2011	2010

Rigid Industrial Packaging & Services
Operating profit	$71,988	$71,477
Less: other expense (income), net	2,933	383
Plus: depreciation and amortization expense	22,496	18,394

EBITDA	91,551	89,488
Restructuring charges	3,411	5,259
Restructuring — related inventory charges	—	94
Acquisition-related costs	2,132	2,587

EBITDA before special items	$97,094	$97,428

Flexible Products & Services
Operating profit (loss)	$7,756	$2,813
Less: other expense (income), net	1,820	317
Plus: depreciation and amortization expense	4,157	902

EBITDA	10,093	3,398
Restructuring charges	683	45
Acquisition-related costs	531	2,889
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$14,269	$6,332

Paper Packaging
Operating profit	$17,559	$18,862
Less: other expense (income), net	(251)	13
Plus: depreciation and amortization expense	7,786	7,801

EBITDA	25,596	26,650
Restructuring charges	(698)	4,475

EBITDA before special items	$24,898	$31,125

Land Management
Operating profit	10,743	2,522
Less: other expense (income), net	(7)	—
Plus: depreciation, depletion and amortization expense	476	652

EBITDA and EBITDA before special items	$11,226	$3,174

Consolidated EBITDA	$138,466	$122,710

Consolidated EBITDA before special items	$147,487	$138,059

Net Sales
Net sales were $1.1 billion for the third quarter of 2011 compared with $921.3 million for the third quarter of 2010. The 21.8 percent increase was due to higher sales volumes, increased selling prices resulting from the pass-through of higher raw material costs and the positive impact of foreign currency translation. The higher sales volumes were primarily due to acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments and higher volumes in the Paper Packaging segment. The $200.6 million increase was due to Rigid Industrial Packaging & Services ($122.3 million increase), Flexible Products & Services ($74.2 million increase), Paper Packaging ($4.0 million increase) and Land Management (immaterial increase).
Operating Costs
Cost of products sold, as a percentage of net sales, increased to 81.2 percent for the third quarter of 2011 compared to 79.3 percent for the third quarter of 2010. The higher cost of products sold as a percentage of net sales was primarily due to reduced market demand, a shift in product mix and inability to capture all cost increases in Rigid Industrial Packaging & Services and higher old corrugated container costs in the Paper Packaging segment.

Selling, general and administrative (“SG&A”) expenses were $109.1 million for the third quarter of 2011 compared with $90.5 million for the third quarter of 2010. The $18.7 million increase was primarily due to the inclusion of SG&A expenses for acquired companies. Acquisition-related costs of $2.7 million and $5.5 million were also included in SG&A expenses for the third quarter of 2011 and 2010, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions. In addition, we recorded a $3.0 million non-cash intangible asset impairment charge for the third quarter of 2011 related to the discontinued usage of certain tradenames in the flexible businesses acquired in 2010. SG&A expenses, as a percentage of net sales, were 9.7 percent for the third quarter of 2011 compared with 9.8 percent for the same quarter of last year.
Restructuring charges were $3.4 million and $9.8 million for the third quarter of 2011 and 2010, respectively. Restructuring charges for the third quarter of 2011 consisted of $2.0 million in employee separation costs and $1.4 million in other costs. The focus of the third quarter of 2011 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. Restructuring charges for the third quarter of 2010 consisted of $4.7 million in employee separation costs, $2.1 million in asset impairments and $3.0 million in other costs. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.
The gain on disposal of properties, plants and equipment, net, increased to $9.2 million for the third quarter of 2011 compared to $4.9 million same period last year primarily due to sales of special-use properties of $7.0 million for third quarter of 2011 compared to $1.3 million for the same period last year. The third quarter of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in Canada from a prior period.
Operating Profit
Operating profit was $108.0 million and $95.7 million for the third quarter of 2011 and 2010, respectively. Operating profit before special items was $117.1 million for the third quarter of 2011 compared with $111.0 million for the third quarter of 2010. The $6.0 million increase was due to Land Management ($8.2 million increase) and Flexible Products & Services ($6.2 million increase), partially offset by Paper Packaging ($6.5 million decrease) and Rigid Industrial Packaging & Services ($1.9 million decrease).
EBITDA
EBITDA was $138.5 million and $122.7 million for the third quarter of 2011 and 2010, respectively. EBITDA before special items increased 6.8 percent to $147.5 million for the third quarter of 2011 compared with $138.1 million for the third quarter of 2010. The $9.4 million increase was primarily due to the improved operating profit before special items in the Land Management and Flexible Products & Services segments.
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

Net sales were $804.0 million for the third quarter of 2011 compared with $681.7 million for the third quarter of 2010. The 17.9 percent increase in net sales was primarily due to higher selling prices, the positive impact of foreign currency translation and acquisitions, partially offset by lower sales volumes due to decreased demand during the last three weeks of July in North America and Western Europe on a same-structure basis.
Gross profit margin was 18.7 percent for the third quarter of 2011 and 20.8 percent for the third quarter of 2010. The quarter-over-quarter reduction was primarily due to reduced market demand, a shift in product mix and inability to capture all cost increases.
Operating profit was $72.0 million and $71.5 million for the third quarter of 2011 and 2010, respectively. Operating profit before special items was $77.5 million for the third quarter of 2011 versus $79.4 million for the third quarter of 2010. The $1.9 million decrease was primarily due to the lower gross profit margin for this segment.
EBITDA was $91.5 million and $89.5 million for the third quarter of 2011 and 2010, respectively. EBITDA before special items was $97.1 million for the third quarter of 2011 compared with $97.4 million for the third quarter of 2010 for the same reasons impacting the operating profit before special items.
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
Net sales were $141.2 million for the third quarter of 2011 compared with $66.9 million for the third quarter of 2010. The increase was primarily due to sales attributable to flexible intermediate bulk container companies acquired during the second half of fiscal 2010.
Gross profit margin increased to 22.9 percent for the third quarter of 2011 from 21.2 percent for the third quarter of 2010. The change in gross profit margin was primarily due to improved pricing and increased operating efficiencies attributable to the Greif Business System.
Operating profit was $7.7 million and $2.8 million for the third quarter of 2011 and 2010, respectively. Operating profit before special items increased to $12.0 million for the third quarter of 2011 from $5.7 million for the third quarter of 2010 primarily as a result of acquisitions during the second half of fiscal 2010 and improved gross profit margins from the implementation of the Greif Business System.
EBITDA was $10.1 million and $3.4 million for the third quarter of 2011 and 2010, respectively. EBITDA was impacted by acquisition-related costs of $0.5 million and $2.9 million for the third quarter of 2011 and 2010, respectively. EBITDA before special items increased to $14.3 million for the third quarter of 2011 from $6.3 million for the third quarter of 2010 for the same reasons impacting the operating profit before special items.

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
Net sales were $172.8 million for the third quarter of 2011 compared with $168.8 million for the third quarter of 2010. The 2.4 percent increase in net sales was primarily due to higher sales volumes and higher containerboard selling prices attributable to final realization of the second of two containerboard price increases implemented in 2010.
Gross profit margin declined to 16.0 percent for the third quarter of 2011 from 19.8 percent for the third quarter of 2010. This decrease was primarily due to higher raw material costs, including a quarter-over-quarter increase of approximately 24 percent for old corrugated container costs, and higher transportation costs as a result of increasing sales volumes and fuel costs, partially offset by lower energy costs.
Operating profit was $17.6 million and $18.9 million for the third quarter of 2011 and 2010, respectively. Operating profit before special items was $16.9 million for the third quarter of 2011 compared to $23.3 million for the third quarter of 2010. The $6.5 million decrease was primarily due to the lower gross profit margin for the third quarter of 2011 and a $1.7 million gain on sale of a facility in the third quarter of 2010.
EBITDA decreased to $25.6 million for the third quarter of 2011 compared with $26.7 million in the third quarter of 2010. EBITDA before special items decreased to $24.9 million for the third quarter of 2011 from $31.1 million for the third quarter of 2010 for the same reasons impacting the operating profit before special items.
Land Management
As of July 31, 2011, our Land Management segment consists of approximately 266,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 14,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;
•	Gains (losses) on sale of timberland; and
•	Gains on the disposal of special use properties (surplus, HBU, and development properties).
Net sales were $4.0 million for the third quarter of 2011 compared with $3.9 million for the third quarter of 2010.

Operating profit and operating profit before special items was $10.7 million for the third quarter of 2011 compared to $2.5 million for the third quarter of 2010. The results of this segment reflect an increase in disposal of special-use properties of $7.0 million for the third quarter of 2011 compared to $1.3 million for the third quarter of 2010. The third quarter of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in Canada in a prior period.
EBITDA and EBITDA before special items was $11.2 million for the third quarter of 2011 compared to $3.2 million for the third quarter of 2010. Included in these amounts were profits from the disposal of special-use properties and a purchase price adjustment in the third quarter of 2011.
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
We report the disposal of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold.
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
At July 31, 2011, we estimated that there were approximately 46,900 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $18.4 million for the third quarter of 2011 compared to $16.0 million for the same period last year. The increase was primarily due to the higher level of debt resulting from acquisitions and related working capital requirements.
Other expense, net
Other expense, net was $4.5 million for the third quarter of 2011 compared to other expense, net of $0.7 million for the third quarter of 2010. The increase was primarily attributable to fees associated with the sale of non-United States accounts receivable and the impact of foreign currency exchange.
Income tax expense
The effective tax rate was 25.4 percent in the third quarter of 2011 compared to an effective tax rate of 18.2 percent in the third quarter of 2010. The change in the effective tax rate is primarily attributable to the recognition of a valuation allowance on deferred tax assets in the third quarter of 2011, the incremental benefit from an alternative fuel tax credit in the third quarter of 2010, and other discrete tax items recognized in these periods.

Equity earnings of unconsolidated affiliates, net of tax
We recorded $1.5 million and $3.1 million of equity earnings of unconsolidated affiliates, net of tax, during the third quarter of 2011 and 2010, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the three months ended July 31, 2011 and 2010 was $2.0 million and $1.8 million, respectively.
Net income attributable to Greif, Inc.
Based on the foregoing, we recorded net income of $63.0 million for the third quarter of 2011 compared to net income of $66.0 million in the third quarter of 2010.
Year-to-Date Results
The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the nine-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the nine months ended July 31,	2011	2010

Net sales
Rigid Industrial Packaging & Services	$2,201,850	$1,883,017
Flexible Products & Services	403,994	128,679
Paper Packaging	496,064	444,548
Land Management	14,552	11,351

Total net sales	$3,116,460	$2,467,595

Operating profit:
Rigid Industrial Packaging & Services	$184,191	$184,382
Flexible Products & Services	11,182	(1,497)
Paper Packaging	56,555	30,196
Land Management	16,120	6,013

Total operating profit	268,048	219,094

Restructuring charges:
Rigid Industrial Packaging & Services	7,960	15,933
Flexible Products & Services	3,914	45
Paper Packaging	(461)	4,588
Land Management	(6)	—

Total restructuring charges	11,407	20,566

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	131

Total restructuring-related inventory charges	—	131

Acquisition-related costs:
Rigid Industrial Packaging & Services	6,340	6,390
Flexible Products & Services	12,888	13,729

Total acquisition-related costs	19,228	20,119

Non-cash intangible asset impairment charge:
Flexible Products & Services	2,962	—

Total non-cash intangible asset impairment charge	2,962	—

Operating profit before special items:
Rigid Industrial Packaging & Services	198,491	206,836
Flexible Products & Services	30,946	12,277
Paper Packaging	56,094	34,784
Land Management	16,114	6,013

Total operating profit before special items	$301,645	$259,910

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the three-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the nine months ended July 31,	2011	2010

Net income	$156,662	$138,822
Plus: interest expense, net	53,817	47,582
Plus: income tax expense	49,650	31,590
Plus: depreciation, depletion and amortization expense	102,617	84,928
Less: equity earnings of unconsolidated affiliates, net of tax	1,992	3,272

EBITDA	360,754	299,650

Restructuring charges	11,407	20,566
Restructuring — related inventory charges	—	131
Acquisition-related costs	19,228	20,119
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$394,351	$340,466

Net income	$156,662	$138,822
Plus: interest expense, net	53,817	47,582
Plus: income tax expense	49,650	31,590
Plus: other expense, net	9,911	4,372
Less: equity earnings of unconsolidated affiliates, net of tax	1,992	3,272

Operating profit	268,048	219,094
Less: other expense, net	9,911	4,372
Plus: depreciation, depletion and amortization expense	102,617	84,928

EBITDA	360,754	299,650
Restructuring charges	11,407	20,566
Restructuring — related inventory charges	—	131
Acquisition-related costs	19,228	20,119
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$394,351	$340,466

The following table sets forth EBITDA and EBITDA before special items for our business segments for the three-month periods ended July 31, 2011 and 2010 (Dollars in thousands):

For the nine months ended July 31,	2011	2010

Rigid Industrial Packaging & Services
Operating profit	$184,191	$184,382
Less: other expense (income), net	7,487	4,338
Plus: depreciation and amortization expense	64,693	59,585

EBITDA	241,397	239,629
Restructuring charges	7,960	15,933
Restructuring — related inventory charges	—	131
Acquisition-related costs	6,340	6,390

EBITDA before special items	$255,697	$262,083

Flexible Products & Services
Operating profit (loss)	$11,182	$(1,497)
Less: other expense (income), net	2,038	51
Plus: depreciation and amortization expense	12,477	1,882

EBITDA	21,621	334
Restructuring charges	3,914	45
Acquisition-related costs	12,888	13,729
Non-cash intangible asset impairment charge	2,962	—

EBITDA before special items	$41,385	$14,108

Paper Packaging
Operating profit	$56,555	$30,196
Less: other expense (income), net	394	(15)
Plus: depreciation and amortization expense	23,363	21,611

EBITDA	79,524	51,822
Restructuring charges	(461)	4,588

EBITDA before special items	$79,063	$56,410

Land Management
Operating profit	$16,120	$6,013
Less: other expense (income), net	(8)	(2)
Plus: depreciation, depletion and amortization expense	2,084	1,850

EBITDA	18,212	7,865
Restructuring charges	(6)	—

EBITDA before special items	$18,206	$7,865

Consolidated EBITDA	$360,754	$299,650

Consolidated EBITDA before special items	$394,351	$340,466

Net Sales
Net sales were $3.1 billion for the first nine months of 2011 compared with $2.5 billion for first nine months of 2010. The 26.3 percent increase was due to higher sales volumes, increased selling prices resulting from the pass-through of higher raw material costs and the positive impact of foreign currency translation. The $648.9 million increase was due to Rigid Industrial Packaging & Services ($318.8 million increase), Flexible Products & Services ($275.3 million increase), Paper Packaging ($48.6 million increase) and Land Management ($3.2 million increase).
Operating Costs
Cost of products sold, as a percentage of net sales, increased to 80.9 percent for the first nine months of 2011 compared to 79.8 percent for the first nine months of 2010. The higher cost of products sold as a percentage of net sales was primarily due to a shift in product mix and higher raw material costs, especially steel, resin and old corrugated container costs, which were partially offset by lower conversion costs due to improved productivity.

SG&A expenses were $329.5 million, or 10.6 percent of net sales, in the first nine months of 2011 compared to $264.5 million, or 10.7 percent of net sales, in the first nine months of 2010. The dollar increase in SG&A expenses was primarily due to the SG&A expenses of acquired companies as compared to the same period in 2010. Acquisition-related costs of $19.2 million and $20.1 million were included in SG&A expenses for the first nine months of 2011 and 2010, respectively.
During the first nine months of 2011, we recorded restructuring charges of $11.4 million, which compares to $20.6 million of restructuring charges during the first nine months of 2010. The restructuring activity for the nine month period ended July 31, 2011 consisted of $6.2 million in employee separation costs, $0.4 million in asset impairments and $4.8 million in other costs. The $6.2 million in employee separation costs relates to the realignment of our management structure, plant closings and prior year acquisitions.
The $4.8 million in other costs relates to professional fees and other administrative costs. The focus for restructuring activities in 2011 continues to be on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. The restructuring activity for the nine month period ended July 31, 2010 consisted of $11.4 million in employee separation costs, $2.4 million in asset impairments and $6.9 million in other costs. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.
The gain on disposal of properties, plants and equipment, net, increased to $14.1 million in the first nine months of 2011 compared to $6.9 million for the first nine months of 2010 primarily due to disposal of special-use properties of $8.9 million during the first nine months of 2011 compared to $2.1 million for the first nine months of 2010. The first nine months of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in a prior period.
Operating Profit
Operating profit was $268.0 million and $219.1 million in the first nine months of 2011 and 2010, respectively. Operating profit before special items was $301.6 million for the first nine months of 2011 compared to $259.9 million for the first nine months of 2010. The $41.7 million increase in operating profit before special items was due to Paper Packaging ($21.3 million increase), Flexible Products & Services ($18.7 million increase) and Land Management ($10.1 million increase), partially offset by Rigid Industrial Packaging & Services ($8.3 million decrease).
EBITDA
EBITDA was $360.7 million and $299.6 million for the first nine months of 2011 and 2010, respectively. EBITDA before special items increased 15.8 percent to $394.3 million for the first nine months of 2011 compared with $340.5 million for the first nine months of 2010. The $53.9 million increase was primarily due to the improved operating profit before special items in the Paper Packaging, Flexible Products & Services and Land Management segments.
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
Net sales were $2.2 billion for the first nine months of 2011 compared with $1.9 billion for the first nine months of 2010. The 16.9 percent increase in net sales was primarily due to higher sales volumes, higher selling prices resulting from the pass-through of higher input costs and the positive impact of foreign currency translation.
Gross profit margin decreased to 19.0 percent from 21.0 percent for the first nine months of 2011 and 2010, respectively. This reduction was primarily due to a shift in product mix and higher raw material costs, especially steel and resin, partially offset by our cost pass-through mechanisms.
Operating profit was $184.2 million and $184.4 million for the first nine months of 2011 and 2010, respectively. Operating profit before special items decreased to $198.5 million for the first nine months of 2011 from $206.8 million for the first nine months of 2010. The $8.3 million decrease was primarily due to higher raw material costs, partially offset by higher sales volumes, selling prices and efficiency improvements.
EBITDA was $241.4 million and $239.6 million for the first nine months of 2011 and 2010, respectively. EBITDA before special items was $255.7 million for the first nine months of 2011 compared with $262.1 million for the first nine months of 2010. EBITDA before special items decreased due to the same reasons impacting the operating profit before special items.
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
Net sales were $404.0 million for the first nine months of 2011 compared with $128.7 million for the first nine months of 2010. The increase was primarily due to the acquisitions of flexible intermediate bulk container companies during the second half of fiscal 2010. Both periods include our multiwall bag operations, which were previously included in the Paper Packaging segment, but which were reclassified in the second quarter of 2010.
Gross profit margin was 21.2 percent and 22.4 percent for the first nine months of 2011 and 2010, respectively. The decrease in gross profit margin was primarily due to the shift in product mix caused by the 2010 acquisitions.
Operating profit was $11.2 million for the first nine months of 2011 and operating loss was $1.5 million for the first nine months of 2010. Operating profit before special items increased to $31.0 million for the first nine months of 2011 from $12.3 million for the first nine months of 2010 primarily as a result of the acquisitions during the second half of fiscal 2010.

EBITDA was $21.6 million and $0.3 million for the first nine months of 2011 and 2010, respectively. EBITDA before special items was $41.4 million for the first nine months of 2011 compared with $14.1 million for the first nine months of 2010. EBITDA before special items increased due to the same reasons impacting the operating profit before special items.
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
Net sales were $496.1 million for the first nine months of 2011 compared with $444.5 million for the first nine months of 2010. The 11.6 percent increase in net sales was primarily due to higher sales volumes and higher containerboard selling prices.
Gross profit margin increased to 17.6 percent from 15.2 percent for the first nine months of 2011 and 2010, respectively. This increase was primarily due to higher net sales and efficiency improvements, partially offset by higher raw material costs, especially old corrugated containers.
Operating profit was $56.5 million and $30.2 million for the first nine months of 2011 and 2010, respectively. Operating profit before special items increased to $56.1 million for the first nine months of 2011 from $34.8 million for the first nine months of 2010. The $21.3 million increase was primarily due to higher net sales, improved gross profit margin and lower SG&A expenses.
EBITDA was $79.5 million and $51.8 million for the first nine months of 2011 and 2010, respectively. EBITDA before special items was $79.1 million for the first nine months of 2011 compared with $56.4 million for the first nine months of 2010. EBITDA before special items increased due to the same reasons impacting the operating profit before special items.
Land Management
As of July 31, 2011, our Land Management segment consists of approximately 266,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 14,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:
•	Planned level of timber sales;
•	Selling prices and customer demand;
•	Gains (losses) on sale of timberland; and
•	Gains on the disposal of special use properties (surplus, HBU, and development properties).
Net sales were $14.5 million and $11.3 million for the first half of 2011 and 2010, respectively.
Operating profit and operating profit before special items was $16.1 million for the first nine months of 2011 compared to $6.0 million for the first nine months of 2010. The results of this segment reflect an increase in sales of special-use properties of $8.9 million for the first nine months of 2011 compared to $2.1 million for the first nine months of 2010. The first nine months of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in Canada in a prior period.

EBITDA and EBITDA before special items was $18.2 million for the first nine months of 2011 compared with $7.9 million for the first nine months of 2010. Included in these amounts were profits from the sale of special-use properties and a purchase price adjustment in the third quarter of 2011.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $53.8 million for the first nine months of 2011 compared to $47.6 million for the first nine months of 2010.
The increase was primarily due to the higher level of debt resulting from acquisitions and related working capital requirements.
Other expense, net
Other expense, net was $9.9 million for the first nine months of 2011 compared to other expense, net of $4.4 million for the first nine months of 2010. The increase was primarily attributable to fees associated with the sale of non-United States accounts receivable and the impact of foreign currency exchange.
Income tax expense
The effective tax rate was 24.3 percent in the first nine months of 2011 compared to an effective tax rate of 18.9 percent in the first nine months of 2010. The change in the effective tax rate is primarily attributable to the recognition of a valuation allowance of a deferred tax assets in the first nine months of 2011, the incremental benefit from an alternative fuel tax credit in the first nine months of 2010, and other discrete tax items recognized in these periods.
Equity earnings of unconsolidated affiliates, net of tax
We recorded $2.0 million and $3.3 million of equity earnings of unconsolidated affiliates, net of tax, during the first nine months of 2011 and 2010, respectively.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the nine months ended July 31, 2011 and 2010 were $1.4 million and $5.4 million, respectively.
Net income attributable to Greif, Inc.
Based on the foregoing, we recorded net income of $155.3 million for the first nine months of 2011 compared to net income of $133.4 million in the first nine months of 2010.
BALANCE SHEET
Working capital changes
Accounts receivable increased $108.7 million from October 31, 2010 to July 31, 2011 primarily as a result of acquisitions.
Inventories increased $88.2 million from October 31, 2010 to July 31, 2011 primarily as a result of acquisitions and increased material costs.
Accounts payable increased by $17.2 million from October 31, 2010 to July 31, 2011 primarily as a result of acquisitions and timing of payments.
Short-term borrowings increased $56.5 million from October 31, 2010 to July 31, 2011 primarily as a result of funding acquisitions, capital expenditures and increased working capital requirements.
Other current liabilities increased $31.8 million from October 31, 2010 to July 31, 2011 primarily as a result of acquisitions.

Other balance sheet changes
Properties, plants and equipment net increased $112.7 million from October 31, 2010 to July 31, 2011 primarily as a result of assets acquired through acquisitions and capital expenditures, partially offset by depreciation expense.
Goodwill increased by $85.1 million from October 31, 2010 to July 31, 2011 primarily as a result of the 2011 acquisitions in the Rigid Industrial Packaging & Services and 2010 acquisitions in the Flexible Products & Services segments. Certain business combinations that occurred at or near year-end were recorded with provisional estimates for fair value based on management’s best estimate.
Other intangible assets, net of amortization increased by $68.2 million from October 31, 2010 to July 31, 2011 primarily as a result of acquisitions.
Long-term debt increased $302.8 million from October 31, 2010 to July 31, 2011 primarily as a result of funding acquisitions, capital expenditures and increased working capital requirements.
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
Capital Expenditures
During the first nine months of 2011, we invested $117.8 million in capital expenditures, excluding timberland purchases of $3.4 million, compared with capital expenditures of $101.0 million, excluding timberland purchases of $19.5 million, during the same period last year.
We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $160 million in 2011. The expenditures will replace and improve existing equipment and fund new facilities.
Acquisitions, Divestitures and Other Significant Transactions
During the first nine months of 2011, we acquired four rigid industrial packaging companies and acquired the remaining minority ownership from a 2008 acquisition of a rigid industrial packaging company. The acquired rigid industrial packaging companies included a European company purchased in February 2011, a European company purchased in May 2011 and a European company purchased in July 2011. Additionally, we acquired the remaining minority ownership in an already consolidated South American acquisition from 2008 and a minority ownership interest in a North American company. The rigid industrial packaging acquisitions are expected to complement our existing product lines that together will provide growth opportunities and economies of scale. The aggregate purchase price for acquisitions during the first nine months of 2011 was $185.7 million.
Borrowing Arrangements
Credit Agreement
We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and $156.3 million on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. On June 22, 2011, the Credit Agreement was amended to allow for the issuance of additional senior notes, and additional senior notes in the amount of €200.0 million were issued on July 15, 2011. As of July 31, 2011, a total of $284.3 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.13% for the nine months ended July 31, 2011.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On July 31, 2011, we were in compliance with these two covenants.
The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Credit Agreement is also secured, in part, by a pledge of the capital stock of the non-U.S. subsidiaries that are parties to the Credit Agreement. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.
Refer to Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding the Credit Agreement.
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2011, we were in compliance with these covenants.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2011, we were in compliance with these covenants.

On July 15, 2011, our Luxembourg subsidiary issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. At July 31, 2011, we were in compliance with these covenants.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
United States Trade Accounts Receivable Credit Facility
We have a $135.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). The Receivables Facility matures in December 2013, subject to earlier termination by the Purchasers of their purchase commitment in September 2011. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. At July 31, 2011, $125.0 million was outstanding under the Receivables Facility.
Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $184.5 million at July 31, 2011. At July 31, 2011, total accounts receivable of $185.3 million were sold under the various RPAs. The Brazil RPA does not have a maximum amount that may be financed, and its portion of the total balance was $11.0 million at July 31, 2011.
At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $5.2 million for the nine months ended July 31, 2011. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.
Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Other
In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, at July 31, 2011, we had outstanding other debt of $140.5 million, consisting of $23.1 million in long-term debt and $117.4 million in short-term borrowings.
At July 31, 2011, the current portion of our long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $3.1 million in 2011, $35.6 million in 2012, $25.0 million in 2013, $150.0 million in 2014, $218.6 million in 2015 and $836.0 million thereafter.
At July 31, 2011 and October 31, 2010, we had deferred financing fees and debt issuance costs of $23.6 million and $21.4 million, respectively, which were included in other long-term assets.
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
We have two interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $125 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.19% at July 31, 2011 and 0.26% at October 31, 2010) and pay interest based upon a fixed interest rate (weighted average of 1.78% at July 31, 2011 and October 31, 2010).
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
Foreign Exchange Hedges
At July 31, 2011 we had outstanding foreign currency forward in the notional amount of $157.1 million ($252.9 million at October 31, 2010). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts at July 31, 2011 resulted in a loss of $2.6 million recorded in the consolidated statements of operations and a loss of $0.2 million recorded in other comprehensive income. The fair value of similar contracts at October 31, 2010 resulted in a gain of $0.8 million in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.
Energy Hedges
We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. At July 31, 2011, the notional amount of these hedges was $0.4 million ($2.4 million at October 31, 2010). The other comprehensive gain on these agreements was immaterial at July 31, 2011 and $0.3 million at October 31, 2010.

Contractual Obligations
As of July 31, 2011, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
		Less than 1
	Total	year	1- 3 years	3-5 years	After 5 years
Long-term debt	$1,749.8	$68.2	$329.2	$353.5	$998.9
Current portion of long-term debt	12.5	12.5	0.0	—	—
Short-term borrowing	124.1	124.1	—	—	—
Capital lease obligations	10.1	0.4	4.0	5.7	—
Operating leases	7.0	0.9	3.8	2.1	0.2
Liabilities held by special purpose entities	69.6	0.6	4.5	4.5	60.0

Total	$1,973.1	$206.7	$341.5	$365.8	$1,059.1

Note: Amounts presented in the contractual obligation table include interest.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the first nine months of 2011, we repurchased no shares of Class A Common Stock, and we repurchased 50,000 shares of Class B Common Stock (see Item 2 to this Form 10-Q for additional information regarding these repurchases). As of July 31, 2011, we had repurchased 2,933,272 shares, including 1,416,752 shares of Class A Common Stock and 1,516,520 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2009 through July 31, 2011 was $5.8 million.
VARIABLE INTEREST ENTITIES
We evaluate whether an entity is a variable interest entity (“VIE”) and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate VIE’s for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.
During 2011, we acquired a minority ownership interest in an entity that is accounted for as an unconsolidated equity investment. This entity is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. However, we are not the primary beneficiary because we do not have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, this entity is not consolidated in our results.
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
The Buyer SPE is deemed to be a VIE since the assets of the Buyer SPE are not available to satisfy the liabilities of the Buyer SPE. The Buyer SPE is a separate and distinct legal entity from us, but we are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into our operations.
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
In June 2009, the FASB amended ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, we reevaluated its previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.
Recently Issued Accounting Standards
Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). As of July 31, 2011, the FASB has issued ASU’s 2009-01 through 2011-07. We reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact our financial position, results of operations or cash flows, other than the related disclosures.
In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income”. The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. We will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact our financial position, results of operations or cash flows, other than the related disclosures.

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
The following risk factor could affect our actual financial and/or operational performance. Except for such risk factor, there have been no other material changes in our risk factors from those disclosed in the 2010 Form 10-K under Part I, Item 1A — Risk Factors.

We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws.

We cannot provide assurance that our internal controls will always protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or non-U.S. laws, including anti-bribery, competition, trade sanctions and regulation, and other laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728
February 2011	—		—	1,116,728
March 2011	—		—	1,066,728
April 2011	—		—	1,066,728
May 2011	—		—	1,066,728
June 2011	—		—	1,066,728
July 2011	—		—	1,066,728
Issuer Purchases of Class B Common Stock

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares that
	Total Number		Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans or	Purchased under the
Period	Purchased	Paid Per Share	Programs (1)	Plans or Programs (1)
November 2010	—		—	1,116,728
December 2010	—		—	1,116,728
January 2011	—		—	1,116,728
February 2011	—		—	1,116,728
March 2011	50,000	$61.20	50,000	1,066,728
April 2011	—		—	1,066,728
May 2011	—		—	1,066,728
June 2011	—		—	1,066,728
July 2011	—		—	1,066,728

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2011, the maximum number of shares that may yet be purchased was 1,066,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS
(a.) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.1	Restricted Share Award Agreement Under the 2001 Management Equity Incentive and Compensation Plan dated June 10, 2011, with Robert M. McNutt
99.2
First Amendment dated as of June 22, 2011, to the Amended and Restated Credit Agreement dated as of October 29, 2010, among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as Borrowers, a syndicate of financial institutions, as Lenders, and Bank Of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

99.3
Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)
Date: September 2, 2011	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)