Form 10-K
period 2011-10-31
GREIF INC
filed 2011-12-16
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No   ☑

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes   ☑    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Non-voting common equity (Class A Common Stock) - 1,497,294,778
Voting common equity (Class B Common Stock) - 329,287,284

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 9, 2011, was as follows:

Class A Common Stock – 24,978,098
Class B Common Stock – 22,120,966

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 27, 2012 (the “2012 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2012 Proxy Statement will be filed within 120 days of October 31, 2011.

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

PART I

ITEM 1. BUSINESS

(a) General Development of Business

We are a leading global producer of industrial packaging products and services with manufacturing facilities located in over 55 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We are also a leading global producer of flexible intermediate bulk containers and a North American provider of industrial and consumer shipping sacks and multiwall bag products. We also produce containerboard and corrugated products for niche markets in North America. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. We also own timberland in Canada that we do not actively manage. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

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

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2011, 2010 or 2009, or to any quarter of those years, relate to the fiscal year ending in that year.

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

(c) Narrative Description of Business

Products and Services

In the Rigid Industrial Packaging & Services segment, we are a leading global provider of rigid industrial packaging products, including steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Flexible Products & Services segment, we are a leading global producer of flexible intermediate bulk containers and a North American provider of industrial and consumer shipping sacks and multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

As of October 31, 2011, we owned approximately 267,750 acres of timber property in the southeastern United States and approximately 14,700 acres of timber property in Canada.

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

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2011.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2012.

Refer also to Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2011, 2010 and 2009, and our reserves for environmental liabilities as of October 31, 2011.

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

Employees

As of October 31, 2011, we had approximately 15,660 full time employees, which has increased due to acquisitions in 2011. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

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

(e) Available Information

We maintain a website at www.greif.com. We file reports with the United States Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q or Form 10-Q/A, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

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

(f) Other Matters

Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. David B. Fischer, our President and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, Mr. Fischer and Robert M. McNutt, our Senior Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. Refer to Exhibits 31.1 and 31.2 to this Form 10-K.

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

The Current and Future Challenging Global Economy may Adversely Affect Our Business.

The current economic slowdown and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate, especially that in Western Europe, makes it difficult for us to predict the complete impact of this slowdown on our business and results of operations. Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may elect to reduce the volume of orders for our products in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects and our ongoing acquisition strategy. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

In addition, the lenders under our Credit Agreement and other borrowing facilities described in Item 7 of this Form 10-K under “Liquidity and Capital Resources—Borrowing Arrangements“ and the counterparties with whom we maintain interest rate swap agreements, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.

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

Our Operations are Subject to Currency Exchange and Political Risks that Could Adversely Affect Our Results of Operations.

We have operations in over 55 countries. As a result of our international operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

Our operating performance is affected by fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our international operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.

The Company also has indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros. Recent events in Europe have called into question the viability of a common European currency. The failure of the Euro could negatively impact our business, results of operations and financial condition.

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability which has commonly been associated with developing countries but presently is also impacting industrialized countries such as Greece and Italy;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on remittances and other payments by international subsidiaries;

•	hyperinflation in certain countries and the current threat of global deflation; and

•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

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

Our Business is Sensitive to Changes in Industry Demands.

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States, European and international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands like the current economic slowdown, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

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

We may Encounter Difficulties Arising from Acquisitions.

We have invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the projected synergies are not realized. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition and investment strategies. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our results of operations, financial condition or prospects.

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

As discussed elsewhere, in 2003 we implemented the “Greif Business System,” a quantitative, systematic and disciplined process to improve productivity, increase profitability, reduce costs and drive shareholder value. While we expect these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on several assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. If we cannot successfully continue to implement and sustain Greif Business System initiatives, our financial conditions and results of operations would be negatively affected.

Tax Legislation Initiatives or Challenges to Our Tax Positions Could Adversely Affect Our Results of Operations and Financial Condition.

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. Due to widely varying tax rates in the taxing jurisdictions applicable to our business, a change in income generation to higher taxing jurisdictions or away from lower taxing jurisdictions may have a negative affect on our financial condition and results of operations.

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

Several Operations are Conducted by Joint Ventures that we cannot Operate Solely for Our Benefit.

Several operations, particularly in emerging markets, are conducted through joint ventures, such as a significant joint venture in our Flexible Products & Services segment. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to the joint venture relating to our Flexible Products & Services segment, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation—Business Acquisitions.

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

Our information technology systems exist on platforms in more than 55 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business operations and financial performance.

A security breach of our computer systems could also interrupt or damage our operations or harm our reputation. In addition, we could be subject to liability if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system. Despite the implementation of security measures, these systems may be vulnerable to physical break-ins, computer viruses, programming errors or similar disruptive problems.

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

The Frequency and Volume of Our Timber and Timberland Sales will Impact Our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 48,550 acres of special use properties in the United States and Canada as of October 31, 2011. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following are our principal operating locations and the products manufactured at such facilities or the use of such facilities. We consider our operating properties to be in satisfactory condition and adequate to meet our present needs. However, we expect to make further additions, improvements and consolidations of our properties to support our business.

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES

Algeria	Steel drums	1	—

Argentina	Steel and plastic drums, water bottles, distribution centers and administrative office	2	1

Australia	Closures	—	2

Austria	Steel drums, reconditioned containers and services and administrative office	—	2

Belgium	Steel and plastic drums, reconditioned containers and services, administrative office and coordination center (shared services)	3	2

Brazil	Steel and plastic drums, water bottles, closures, intermediate bulk containers, warehouse and general office	5	8

Canada	Fibre, steel and plastic drums, blending and packaging services and administrative office	4	2

Chile	Steel drums, water bottles and distribution centers	—	2

China	Steel drums, closures, blending and packaging services and general offices	—	10

Colombia	Steel and plastic drums, water bottles and administrative office	1	1

Costa Rica	Steel drums	—	1

Czech Republic	Steel drums	1	—

Denmark	Fibre drums, intermediate bulk containers and administrative offices	1	1

Egypt	Steel drums	1	—

France	Steel and plastic drums, closures, reconditioned containers and services and distribution centers	5	2

Germany	Fibre, steel and plastic drums, closures, intermediate bulk containers, reconditioned containers and services, administrative office and distribution centers	6	6

Greece	Steel drums and warehouse	—	1

Guatemala	Steel drums	1	—

Hungary	Steel drums	1	—

Italy	Steel and plastic drums, closures, water bottles, intermediate bulk containers and distribution center	1	5

Jamaica	Distribution center	—	1

Japan	Steel drums	—	1

Kazakhstan	Distribution center	—	1

Kenya	Steel and plastic drums	—	1

Malaysia	Steel and plastic drums	—	1

Location	Products or Use	Owned	Leased
Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	1

Morocco	Steel and plastic drums and plastic bottles	1	—

Netherlands	Fibre, steel and plastic drums, closures, reconditioned containers and services, research center and general offices	4	1

Nigeria	Steel and plastic drums	—	3

Norway	Steel drums and reconditioned containers and services	1	1

Philippines	Steel drums and water bottles	—	1

Poland	Steel drums and water bottles	1	1

Portugal	Steel drums	1	—

Russia	Steel drums, water bottles and intermediate bulk containers	8	1

Saudi Arabia	Steel drums	—	1

Singapore	Steel drums, steel parts and distribution center	—	1

South Africa	Steel and plastic drums and distribution center	—	5

Spain	Steel drums and distribution center	3	1

Sweden	Fibre and steel drums and distribution centers	3	1

Turkey	Steel drums and water bottles	1	—

Ukraine	Distribution center and water bottles	—	1

United Arab Emirates	Steel drums	—	1

United Kingdom	Steel and plastic drums, water bottles, reconditioned containers and services and distribution centers	4	3

United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, water bottles, and distribution centers and blending and packaging services	22	19

Venezuela	Steel and plastic drums and water bottles	2	—

Vietnam	Steel drums	—	1

FLEXIBLE PRODUCTS & SERVICES:

Australia	Distribution center and administrative office	—	6

Austria	Distribution center	—	1

Belgium	Manufacturing plant	—	1

China	Manufacturing plant, administrative office, and sales office	1	4

Colombia	Manufacturing plant	—	1

Finland	Manufacturing plants	1	1

France	Manufacturing plant and distribution centers	1	2

Germany	Distribution center and administrative office	—	4

India	Distribution center and administrative office	—	2

Ireland	Distribution center	—	1

Mexico	Manufacturing plant	—	1

Netherlands	Manufacturing plant, distribution center and administrative office	—	3

Pakistan	Manufacturing plant and administrative office	—	6

Poland	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased
Portugal	Manufacturing plant	—	1

Romania	Manufacturing plants	—	2

Saudi Arabia	Administrative office	—	1

Spain	Distribution center	—	1

Sweden	Distribution center	—	1

Turkey	Manufacturing plants	1	3

United Kingdom	Manufacturing plant and distribution center	—	2

Ukraine	Manufacturing plants	1	1

United States	Distribution centers	—	5

Vietnam	Manufacturing plant	—	1

PAPER PACKAGING:

United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution centers	17	4

LAND MANAGEMENT:

United States	General offices	4	1

CORPORATE:

United States	Principal and general offices	2	—

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 267,750 acres in the southeastern United States and approximately 14,700 acres in Canada as of October 31, 2011.

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

ITEM 4.	RESERVED

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

2011 Dividends per Share – Class A $1.68; Class B $2.51

2010 Dividends per Share – Class A $1.60; Class B $2.39

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

The following tables set forth our purchases of our shares of Class A and Class B Common Stock during 2011.

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(1)
November 2010	—	—	—	1,116,728

December 2010	—	—	—	1,116,728

January 2011	—	—	—	1,116,728

February 2011	—	—	—	1,116,728

March 2011	—	—	—	1,066,728

April 2011	—	—	—	1,066,728

May 2011	—	—	—	1,066,728

June 2011	—	—	—	1,066,728

July 2011	—	—	—	1,066,728

August 2011	—	—	—	1,066,728

September 2011	8,700	$47.24	8,700	816,728

October 2011	—	—	—	816,728

Total	8,700		8,700

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs(1)
November 2010	—	—	—	1,116,728

December 2010	—	—	—	1,116,728

January 2011	—	—	—	1,116,728

February 2011	—	—	—	1,116,728

March 2011	50,000	$61.20	50,000	1,066,728

April 2011	—	—	—	1,066,728

May 2011	—	—	—	1,066,728

June 2011	—	—	—	1,066,728

July 2011	—	—	—	1,066,728

August 2011	—	—	—	1,066,728

September 2011	241,300	$48.01	241,300	816,728

October 2011	—	—	—	816,728

Total	291,300		291,300

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A or Class B Common Stock, or any combination thereof. As of October 31, 2011, the maximum number of shares that could be purchased was 816,728 which may be any combination of Class A or Class B Common Stock.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2006 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2012 Proxy Statement, which information is incorporated herein by reference.

ITEM	6. SELECTED FINANCIAL DATA

The five-year selected financial data is as follows (Dollars in thousands, except per share amounts)(1) :

As of and for the years ended October 31,	2011	2010	2009	2008	2007
Net sales	$4,247,954	$3,461,537	$2,792,217	$3,790,531	$3,331,597
Net income attributable to Greif, Inc.	$176,040	$209,985	$110,646	$241,748	$156,457
Total assets	$4,207,282	$3,498,445	$2,823,929	$2,792,749	$2,687,537
Long-term debt, including current portion of long-term debt	$1,357,638	$965,589	$738,608	$673,171	$622,685
Basic earnings per share:
Class A Common Stock	$3.02	$3.60	$1.91	$4.16	$2.70
Class B Common Stock	$4.52	$5.40	$2.86	$6.23	$4.04
Diluted earnings per share:
Class A Common Stock	$3.01	$3.58	$1.91	$4.11	$2.65
Class B Common Stock	$4.52	$5.40	$2.86	$6.23	$4.04
Dividends per share:
Class A Common Stock	$1.68	$1.60	$1.52	$1.32	$0.92
Class B Common Stock	$2.51	$2.39	$2.27	$1.97	$1.37

(1)	All share information presented in this table has been adjusted to reflect a 2-for-1 stock split of our shares of Class A and Class B Common Stock as of the close of business on March 19, 2007 distributed on April 11, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Greif,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2011, 2010 or 2009 or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of October 31, 2011 and 2010, and for the consolidated statements of operations for the years ended 2011, 2010 and 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-K. This information will assist in your understanding of the discussion of our current period financial results.

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

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We are a leading global producer of flexible intermediate bulk containers and related services and a North American provider of industrial and consumer shipping sacks and multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is primarily produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

As of October 31, 2011, we owned approximately 267,750 acres of timber properties in the southeastern United States, which were actively managed, and approximately 14,700 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use (“HBU”) properties, and development properties.

In 2003, we implemented the “Greif Business System,” a quantitative, systematic and disciplined process to improve productivity, increase profitability, reduce costs and drive shareholder value. The Greif Business System is directed by the Greif Way, which embodies the principles that are at the core of our culture: respect for one another, “treating others as we want to be treated” and respect for our environment. The operating engine for the Greif Business System is a combination of lean manufacturing; network alignment and continuous improvement within our facilities; customer service; value selling and other commercial initiatives; maximizing cash flow; and strategic sourcing and supply chain initiatives to more effectively leverage our global spend. More recently, we have also focused on applying “lean” principles to back-office activities to streamline and improve transactional processes across our network of business and shared services. At the core supporting the Greif Business System is our people, using rigorous performance management and robust strategic planning skills to guide our continued growth.

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

Net Assets Held for Sale. Net assets held for sale represent land, buildings and land improvements less accumulated depreciation. We record net assets held for sale in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Goodwill, Other Intangible Assets and Other Long-Lived Assets. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment either annually or when events and circumstances indicate an impairment may have occurred. Our business segments have been identified as reporting units, which contain goodwill and indefinite-lived intangibles that are assessed for impairment. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. Intangible assets with finite lives, primarily customer relationships, patents, non-competition agreements and trademarks, continue to be amortized over their useful lives. In conducting the annual impairment tests, the estimated fair value of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.

Our determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). The discount rates used for impairment testing are based on our weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, EBITDA multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.

We performed our annual impairment tests in fiscal 2011, 2010, and 2009, which resulted in no impairment charges.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 267,750 acres as of October 31, 2011, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 14,700 acres as of October 31, 2011, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

As of October 31, 2011 and 2010, we recorded capitalized interest costs of $3.8 million and $5.3 million, respectively.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including ASC 420, “Exit or Disposal Cost Obligations.” Under ASC 420, a liability is measured at its fair value and recognized as incurred.

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

The company has been providing valuation allowance against deferred tax assets as required under ASC 740. During 2011, this valuation allowance decreased by $23.3 million, primarily due to a decrease related to net operating loss carryforwards outside the U.S. It was determined that the realization of the deferred tax asset was appropriate due to the ability to generate future taxable income of the appropriate nature. The company reevaluates its ability to use net operating losses on an annual basis.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. During 2011, we increased reserves for tax liabilities primarily due to a prior year issue in a non-U.S. jurisdiction where, due to new information, it was determined that a reserve was appropriate. This increase in reserve was substantially offset by the realization of net operating losses and decrease in valuation allowance. Refer to Note 12 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for further discussion.

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2011 based on lapses of the applicable statues of limitation on unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ from this estimated range.

Pension and Postretirement Benefits. Pension and post retirement assumptions are significant inputs to the actuarial models that measure pension and post retirement benefit obligations and related effects on operations. Two assumptions—discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. At least annually, we evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

Accumulated and projected benefit obligations are measured as the present value of future cash payments. We discount those cash payments using the weighted average of market-observed yields for high quality fixed income securities with maturities that correspond to the payment of benefits. Lower discount rates increase present values and subsequent-year pension expense; higher discount rates decrease present values and subsequent-year pension expense.

Our discount rates for consolidated pension plans at October 31, 2011, 2010 and 2009 were 4.94%, 5.20% and 5.72%, respectively, reflecting market interest rates.

To develop the expected long-term rate of return on assets assumption, the Company uses a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns, and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our consolidated pension plans earned 4.17% in 2011. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 6.46% long-term expected return on those assets for cost recognition in 2012. This is a reduction from the 7.20%, 7.50% and 7.69% long-term expected return we had assumed in 2011, 2010 and 2009, respectively.

Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•

Discount rate—A 25 basis point increase in discount rate would decrease pension cost in the following year by $2.0 million and would decrease the pension and postretirement benefit obligation at year-end by about $20.5 million.

•	Expected return on assets—A 50 basis point decrease in the expected return on assets would increase pension and postretirement cost in the following year by $2.3 million.

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

Environmental expenses were $0.1 million, $0.2 million, and ($2.1) million in 2011, 2010, and 2009, respectively. In 2010, we reduced the environmental liability at three of our facilities by $5.9 million consistent with revised third party estimates which reduced our total estimated cleanup costs. Environmental cash expenditures were $1.3 million, $1.7 million, and $3.4 million in 2011, 2010 and 2009, respectively. Our reserves for environmental liabilities as of October 31, 2011 amounted to $29.3 million, which included a reserve of $14.0 million related to our blending facility in Chicago, Illinois, $9.5 million related to our European drum facilities and $4.2 million related to recent reconditioning company acquisitions. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. As of

October 31, 2011 we estimated that our payments for environmental remediation will be $8.5 million in 2012, $3.4 million in 2013, $1.5 million in 2014, $2.6 million in 2015, $1.7 million in 2016, and $11.6 million thereafter.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated as of October 31, 2011. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Contingencies. Various lawsuits, claims and proceedings have been or may be instituted or asserted against us, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by us in establishing reserves for contingencies in accordance with ASC 450, “Contingencies.” In accordance with the provisions of ASC 450, we accrue for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to us, we believe that our reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on our financial position or results from operations.

Transfers and Servicing of Financial Assets. We have agreed to sell trade receivables meeting certain eligibility requirements that the seller had purchased from other of our indirect wholly-owned subsidiaries, under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and we continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

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

Equity Earnings (Losses) of Unconsolidated Affiliates, net of tax and Noncontrolling Interests. ASC 810, “Consolidation” improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements. ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions of ASC 810 have been applied prospectively as of the beginning of 2010. However, the presentation and disclosure requirements have been applied retrospectively for all periods presented.

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

Revenue Recognition. We recognize revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition.”

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

We report the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of property, plants, and equipment, net” and report the sale of development property under “net sales” and “cost of goods sold.” All HBU and development property, together with surplus property, is used by us to productively grow and sell timber until the property is sold.

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

The non-GAAP financial measures of operating profit before special items, EBITDA and EBITDA before special items are used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and a non-cash asset impairment charges to operating profit. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. EBITDA before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and non-cash asset impairment charges to EBITDA. EBITDA can be reconciled either to net income or operating profit, in both cases yielding the same results. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment in the following tables. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and non-cash asset impairment charges to that segment’s operating profit and EBITDA before special items adds back restructuring charges, restructuring-related inventory charges and acquisition-related costs and non-cash asset impairment charges to that segment’s EBITDA. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges, acquisition-related costs and non-cash asset impairment charges to that segment’s operating profit and EBITDA before special items adds back restructuring charges, acquisition-related costs and non-cash asset impairment charges to that segment’s EBITDA. In our Paper Packaging and Land Management segments, operating profit before special items adds back restructuring charges to those segments’ operating profit and EBITDA before special items adds back restructuring charges to that segment’s EBITDA. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe that these non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of our current and historical performance.

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for 2011, 2010 and 2009 (Dollars in thousands):

For the year ended October 31,	2011	2010	2009
Net sales

Rigid Industrial Packaging & Services	$3,014,109	$2,587,854	$2,266,890

Flexible Products & Services	537,993	233,119	43,975

Paper Packaging	674,945	624,092	460,712

Land Management	20,907	16,472	20,640

Total net sales	$4,247,954	$3,461,537	$2,792,217

Operating profit (loss):

Rigid Industrial Packaging & Services	$226,326	$262,283	$134,394

Flexible Products & Services	16,872	(1,367)	8,588

Paper Packaging	74,836	55,498	34,841

Land Management	19,051	9,001	22,074

Total operating profit	337,085	325,415	199,897

Restructuring charges:

Rigid Industrial Packaging & Services	24,055	20,980	65,742

Flexible Products & Services	6,898	624	—

Paper Packaging	(451)	5,142	685

Land Management	(6)	—	163

Total restructuring charges	30,496	26,746	66,590

Restructuring—related inventory charges:

Rigid Industrial Packaging & Services	—	131	10,772

Total restructuring—related inventory charges	—	131	10,772

Acquisition-related costs:

Rigid Industrial Packaging & Services	9,872	7,672	—

Flexible Products & Services	14,513	19,504	—

Total acquisition-related costs	24,385	27,176	—

Non-cash asset impairment charges:

Rigid Industrial Packaging & Services	1,547	—	—

Flexible Products & Services	2,962	—	—

Total non-cash asset impairment charges	4,509	—	—

Operating profit before special items:

Rigid Industrial Packaging & Services	261,800	291,066	210,908

Flexible Products & Services	41,245	18,761	8,588

Paper Packaging	74,385	60,640	35,526

Land Management	19,045	9,001	22,237

Total operating profit before special items	$396,475	$379,468	$277,259

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for 2011, 2010 and 2009 (Dollars in thousands):

For the year ended October 31,	2011	2010	2009
Net income	$177,174	$215,457	$113,832

Plus: interest expense, net	79,552	65,787	53,593

Plus: income tax expense	71,077	40,571	24,061

Plus: depreciation, depletion and amortization expense	144,191	115,974	102,627

Plus: debt extinguishment charge	—	—	782

Less: equity earnings of unconsolidated affiliates, net of tax	4,838	3,539	(436)

EBITDA	467,156	434,250	295,331

Restructuring charges	30,496	26,746	66,590

Restructuring—related inventory charges	—	131	10,772

Acquisition-related costs	24,385	27,176	—

Non-cash asset impairment charges	4,509	—	—

EBITDA before special items	$526,546	$488,303	$372,693

Net income	$177,174	$215,457	$113,832

Plus: interest expense, net	79,552	65,787	53,593

Plus: income tax expense	71,077	40,571	24,061

Plus: other expense, net	14,120	7,139	7,193

Plus: debt extinguishment charge	—	—	782

Less: equity earnings of unconsolidated affiliates, net of tax	4,838	3,539	(436)

Operating profit	337,085	325,415	199,897

Less: other expense, net	14,120	7,139	7,193

Plus: depreciation, depletion and amortization expense	144,191	115,974	102,627

EBITDA	467,156	434,250	295,331

Restructuring charges	30,496	26,746	66,590

Restructuring—related inventory charges	—	131	10,772

Acquisition-related costs	24,385	27,176	—

Non-cash asset impairment charges	4,509	—	—

EBITDA before special items	$526,546	$488,303	$372,693

The following table sets forth EBITDA and EBITDA before special items for each of our business segments for 2011, 2010 and 2009 (Dollars in thousands):

For the year ended October 31,	2011	2010	2009
Rigid Industrial Packaging & Services

Operating profit	$226,326	$262,283	$134,394

Less: other expense (income), net	12,339	5,107	7,187

Plus: depreciation and amortization expense	93,023	79,050	73,212

EBITDA	307,010	336,226	200,419

Restructuring charges	24,055	20,980	65,742

Restructuring—related inventory charges	—	131	10,772

Acquisition-related costs	9,872	7,672	—

Non-cash asset impairment charges	1,547	—	—

EBITDA before special items	$342,484	$365,009	$276,933

Flexible Products & Services

Operating profit (loss)	$16,872	$(1,367)	$8,588

Less: other expense (income), net	1,397	1,206	(1)

Plus: depreciation and amortization expense	16,537	4,937	794

EBITDA	32,012	2,364	9,383

Restructuring charges	6,898	624	—

Acquisition-related costs	14,513	19,504	—

Non-cash asset impairment charges	2,962	—	—

EBITDA before special items	$56,385	$22,492	$9,383

Paper Packaging

Operating profit	$74,836	$55,498	$34,841

Less: other expense (income), net	392	94	12

Plus: depreciation and amortization expense	31,622	29,204	25,517

EBITDA	106,066	84,608	60,346

Restructuring charges	(451)	5,142	685

EBITDA before special items	$105,615	$89,750	$61,031

Land Management

Operating profit	$19,051	$9,001	$22,074

Less: other expense (income), net	(8)	732	(5)

Plus: depreciation, depletion and amortization expense	3,009	2,783	3,104

EBITDA	22,068	11,052	25,183

Restructuring charges	(6)	—	163

EBITDA before special items	$22,062	$11,052	$25,346

Consolidated EBITDA	$467,156	$434,250	$295,331

Consolidated EBITDA before special items	$526,546	$488,303	$372,693

Year 2011 Compared to Year 2010

Net Sales

Net sales were $4,248.0 million for 2011 compared with $3,461.5 million for 2010. The 23 percent increase was due to higher sales volumes (13 percent), which included an 11 percent increase from acquisitions and a 2 percent increase in same-structure volumes, increased selling prices (7 percent), primarily resulting from the pass-through of higher raw material costs, and the positive impact of foreign currency translation (3 percent). The higher sales volumes were primarily due to acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments plus same-structure growth in all segments. The $786.3 million increase was due to Rigid Industrial Packaging & Services ($426.2 million increase), Flexible Products & Services ($304.9 million increase), Paper Packaging ($50.8 million increase) and Land Management ($4.4 million increase).

Operating Costs

Cost of products sold, as a percentage of net sales, was 81.1 percent for 2011 compared to 79.7 percent for 2010. The higher cost of products sold as a percentage of net sales was principally due to sales mix, inability to capture all cost increases in the Rigid Industrial Packaging & Services segment and higher costs of old corrugated containers in the Paper Packaging segment.

Selling, general and administrative (“SG&A”) expenses were $448.4 million for 2011 compared with $363.0 million for 2010. The $85.4 million increase was primarily due to the inclusion of SG&A expenses for acquired companies ($48.2 million), the negative impact of foreign currency translation ($10.1 million), higher professional fees ($11.7 million) and non-cash asset impairment charges ($4.5 million), partially offset by a reduction in performance based incentive accruals. Acquisition-related costs of $24.4 million and $27.2 million were also included in SG&A expenses for 2011 and 2010, respectively. SG&A expenses, as a percentage of net sales, were 10.6 percent for 2011 compared with 10.5 percent last year.

Restructuring charges were $30.5 million and $26.7 million in 2011 and 2010, respectively. Restructuring-related inventory charges were $0.1 million in 2010.

Restructuring charges for 2011 consisted of $13.3 million in employee separation costs, $4.5 million in asset impairments and $12.7 million in other restructuring costs, primarily consisting of lease termination costs ($3.5 million), professional fees ($1.9 million), relocation costs ($2.2 million) and other costs ($5.1 million). The focus for restructuring activities in 2011 was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments as well as the implementation of certain cost-cutting measures. During 2011, the we recorded restructuring charges of $30.5 million, Two plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 257 employees severed throughout 2011 as part of our restructuring efforts.

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

In 2011, we recognized a non-cash impairment loss on machinery in our Rigid Industrial Packaging & Services segment of $1.5 million and a non-cash intangible asset impairment in our Flexible Products & Services for $3.0 million.

See Note 7 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our restructuring activities.

Operating Profit

Operating profit was $337.1 million for 2011 and $325.4 million for 2010. Operating profit before special items was $396.5 million for 2011 compared with $379.5 million for 2010. The $17.0 million increase was due to Flexible Products & Services ($22.5 million increase), Paper Packaging ($13.7 million increase) and Land Management ($10.0 million increase), partially offset by Rigid Industrial Packaging & Services ($29.3 million decrease).

EBITDA

EBITDA was $467.2 million and $434.3 million for 2011 and 2010, respectively. EBITDA before special items was $526.5 million for 2011 compared with $488.3 million for 2010, and this $38.2 million increase was primarily due to improved operating profit before special items for the Flexible Products & Services, Paper Packaging and Land Management segments.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers. In addition, this segment offers a wide variety of services, such as container life cycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

In this segment, net sales were $3,014.1 million for 2011 compared with $2,587.9 million for 2010. The 17 percent increase in net sales was primarily due to higher sales volumes (6 percent), which included a 4 percent increase from acquisitions and a 2 percent increase in same-structure volumes, higher selling prices (7 percent), primarily resulting from the pass-through of higher input costs, and the positive impact of foreign currency translation (4 percent).

Gross profit margin declined to 18.7 percent for 2011 from 20.9 percent for 2010. The reduction from last year was primarily due to sales mix and increased market pressure on margins and volumes.

Operating profit was $226.3 million and $262.3 million for 2011 and 2010, respectively. Operating profit before special items was $261.8 million for 2011 compared to $291.1 million for 2010. This decrease was primarily due to the lower gross profit margins and higher depreciation and amortization for this segment.

EBITDA was $307.0 million and $336.2 million for 2011 and 2010, respectively. EBITDA was impacted by restructuring charges of $24.1 million and $21.0 million, restructuring-related inventory charges of $0.1 million, acquisition-related costs of $9.9 million and $7.7 million and non-cash asset impairment charges of $1.5 million and zero for 2011 and 2010, respectively. EBITDA before special items was $342.5 million for 2011 and $365.0 million for 2010. EBITDA before special items was primarily lower due to the reduction in gross profit margins for this segment.

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers, shipping sacks and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

Net sales were $538.0 million for 2011 compared with $233.1 million for 2010. The increase was primarily due to same-structure growth and sales attributable to flexible intermediate bulk container companies acquired during 2010.

Gross profit margin increased to 21.4 percent for 2011 from 21.1 percent for 2010. The change in gross profit margin was primarily due to operating efficiencies attributable to the Greif Business System.

Operating profit was $16.9 million for 2011 and operating loss was $1.4 million for 2010. Operating profit before special items increased to $41.3 million for 2011 from $18.8 million for 2010. This increase was primarily due to acquisitions during 2010 and the improved gross profit margins for this segment.

EBITDA was $32.0 million and $2.4 million for 2011 and 2010, respectively. EBITDA was impacted by restructuring charges of $6.9 million and $0.6 million, acquisition-related costs of $14.5 million and $19.5 million and a non-cash asset impairment charge of $3.0 million and zero for 2011 and 2010, respectively. EBITDA before special items increased to $56.4 million for 2011 from $22.5 million for 2010. This increase was primarily due to acquisitions during 2010 and improved gross profit margins for this segment.

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

In this segment, net sales were $675.0 million in 2011 compared to $624.1 million in 2010. The 8 percent increase in net sales was primarily due to higher sales volumes and higher containerboard selling prices attributable to realization of two containerboard price increases implemented in 2010.

Gross profit margin for the Paper Packaging segment was 17.2 percent in 2011 compared to 16.8 percent in 2010. This increase was primarily due to higher selling prices and lower energy costs, substantially offset by higher raw material costs, including a year-over-year cost increase of approximately 27 percent, or $39 per ton, for old corrugated containers compared to last year.

Operating profit was $74.8 million and $55.5 million for 2011 and 2010, respectively. Operating profit before special items was $74.4 million for 2011 compared to $60.6 million for 2010. The $13.8 million increase was primarily due to the increase in net sales and the higher gross profit margin for 2011.

EBITDA increased to $106.1 million for 2011 compared with $84.6 million in 2010. EBITDA before special items increased to $105.6 million for 2011 from $89.7 million for 2010. This increase was primarily due to the increase in net sales and the higher gross profit margin for 2011.

Land Management

As of October 31, 2011, our Land Management segment consisted of approximately 267,750 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 14,700 acres in Canada. The key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the sale of special use properties (surplus, HBU, and development properties).

In this segment, net sales were $20.9 million in 2011 compared to $16.5 million in 2010. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market, weather conditions and the age distribution of timber stands.

Operating profit and operating profit before the impact of special items were $19.0 million and $9.0 million in 2011 and 2010, respectively. The results of this segment reflect an increase in disposal of special-use properties (surplus, higher and better use and development properties) of $8.9 million for 2011 compared to $3.3 million for 2010. During 2011, a $2.5 million purchase price adjustment which resulted in a gain related to the expropriation of surplus property from a prior period was recorded.

EBITDA and EBITDA before special items were $22.1 million for 2011 compared to $11.1 million for 2010. Included in these amounts were profits from the disposal of special-use properties and the 2011 purchase price adjustment relating to the expropriation of surplus property from a prior period was recorded.

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

As of October 31, 2011, we estimated that there were approximately 48,550 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest Expense, Net

Interest expense, net was $79.5 million and $65.8 million 2011 and 2010, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding resulting from acquisitions and related working capital requirements. In July 2011, our wholly-owned Luxembourg subsidiary, Greif Luxembourg Finance S.C.A., issued €200.0 million of 7.375 percent Senior Notes. In October 2010, we entered into a new $1.0 billion senior secured credit facility which replaced our then-existing $700 million senior secured credit facility. See “—Liquidity and Capital Resources—Borrowing Arrangements” for a further discussion of this credit facility.

Other Expense, Net

Other expense, net was $14.1 million and $7.1 million for 2011 and 2010, respectively. The increase was primarily attributable to fees associated with the sale of non-United States accounts receivable and the impact of foreign currency exchange.

Income Tax Expense

During 2011, the effective tax rate was 29.2 percent compared to 16.1 percent in 2010. The change in the effective tax rate was primarily attributable to the change in global earnings mix, which caused a higher percentage of the company’s income to be generated from countries with higher tax rates, recognition of valuation allowances on deferred tax assets in 2011, an incremental benefit from an alternative fuel tax credit in 2010 and other discrete tax items recognized in these periods. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity earnings (losses) of unconsolidated affiliates, net of tax

We recorded $4.8 million and $3.5 million of equity earnings (losses) of unconsolidated affiliates, net of tax, during 2011 and 2010, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. One of the companies acquired in 2011 is a joint venture. We do not own 100 percent of this acquired company, and it is not considered a variable interest entity (“VIE”). We do, however, exert control over the acquired company, and accordingly, the operations of this acquired company are consolidated with our operations. Net income attributable to noncontrolling interests was $1.1 million and $5.5 million for 2011 and 2010, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. decreased $33.9 million to $176.0 million in 2011 from $210.0 million in 2010.

Year 2010 Compared to Year 2009

Net Sales

Net sales increased 24 percent on a year over year basis to $3,461.5 million in 2010 from $2,792.2 million in 2009. The $669.3 million increase was due to higher sales volumes, higher selling prices and favorable foreign currency translation. The $669.3 million increase was due to Rigid Industrial Packaging & Services ($321.0 million increase), Flexible Products & Services ($189.1 million increase) and Paper Packaging ($163.4 million increase), partially offset by Land Management ($4.2 million decrease).

Operating Costs

Cost of products sold, as a percentage of net sales, was 79.7 percent in 2010 compared to 82.1 percent for 2009. The lower cost of products sold as a percentage of net sales were primarily due to improved productivity in 2010, permanent cost savings achieved during 2009 and the execution of our Greif Business System.

SG&A expenses were $362.9 million, or 10.5 percent of net sales, in 2010 compared to $267.6 million, or 9.6 percent of net sales, in 2009. The dollar increase in SG&A expense was primarily due to the inclusion of the SG&A of acquired companies and higher employment-related costs as compared to the same period in 2009, when normal salary increases and certain employee related benefits were curtailed. SG&A expense as a percentage of net sales primarily increased as a result of acquisition-related costs, which were previously capitalized. Excluding acquisition-related costs, SG&A expenses as a percent of net sales were 9.7 percent and 9.6 percent in 2010 and 2009, respectively.

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

Operating Profit

Operating profit was $325.4 million and $199.9 million in 2010 and 2009, respectively. Operating profit before special items was $379.5 million for 2010 compared to $277.3 million for 2009. The $102.2 million increase in operating profit before special items was principally due to increases in Rigid Industrial Packaging & Services ($80.2 million), Flexible Products & Services ($10.2 million) and Paper Packaging ($25.1 million), partially offset by a decrease in Land Management ($13.2 million).

EBITDA

EBITDA was $434.3 million and $295.3 million for 2010 and 2009, respectively. EBITDA before special items increased 31 percent to $488.3 million for 2010 compared with $372.7 million for 2009. The $115.6 million increase was primarily due to the improved operating profit before special items in the Rigid Industrial Packaging & Services, Flexible Products & Services and Paper Packaging segments.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle management, blending, filling and other packaging services, logistics and warehousing. The key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of business units; and

•	Impact of foreign currency translation.

In this segment, net sales were $2,587.9 million in 2010 compared to $2,266.9 million in 2009. The 14.2 percent increase in net sales was due to higher sales volumes and favorable foreign currency translation, partially offset by lower selling prices reflecting lower average raw material costs.

Gross profit margin for the Rigid Industrial Packaging & Services segment was 21.0 percent in 2010 compared to 17.9 percent in 2009. This increase in gross profit margin was primarily due to higher sales volume, lower material costs and continued benefits from executing the Greif Business System.

Operating profit was $262.3 million in 2010 compared to $134.4 million in 2009. Operating profit before special items increased to $291.1 million in 2010 compared to $210.9 million in 2009. The increase in operating profit before special items was primarily due to higher net sales, lower materials costs, higher productivity and permanent cost savings achieved during 2009 from the execution of the Greif Business System, partially offset by lower net gains on asset disposals.

EBITDA was $336.2 million and $200.4 million for 2010 and 2009, respectively. EBITDA was impacted by restructuring charges of $21.0 million and $65.7 million, restructuring-related inventory charges of $0.1 million and $10.8 million and acquisition-related costs of $7.7 million and zero for 2010 and 2009, respectively. EBITDA before special items was $365.0 million for 2010 and $276.9 million for 2009. The increase in EBITDA before special items was primarily due to the same reasons affecting operating profit before special items for this segment.

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and shipping sacks and multiwall bags. The key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System.

•	Contributions from recent acquisitions; and

•	Impact of foreign currency translation.

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

This segment experienced an operating loss of $1.4 million in 2010 compared to an operating profit of $8.6 million in 2009. Operating profit before special items increased to $18.8 million in 2010 from $8.6 million in 2009 primarily due to acquisitions throughout 2010.

EBITDA was $2.4 million and $9.4 million for 2010 and 2009, respectively. EBITDA was impacted by restructuring charges of $0.6 million and acquisition-related costs of $19.5 million for 2010. EBITDA before special items increased to $22.5 million for 2010 from $9.4 million for 2009 primarily due to acquisitions throughout 2010.

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

In this segment, net sales were $624.1 million in 2010 compared to $460.7 million in 2009. The 35 percent increase in net sales was due to higher sales volumes and higher selling prices.

Gross profit margin for the Paper Packaging segment was 16.8 percent in 2010 compared to 15.2 percent in 2009. This increase in gross profit margin was primarily driven by higher sales volumes and continued benefits from executing the Greif Business System partially offset by higher material costs.

Operating profit was $55.5 million and $34.8 million in 2010 and 2009, respectively. Operating profit before special items increased to $60.6 million in 2010 compared to $35.5 million in 2009. The increase in operating profit before special items was primarily due to higher net sales and permanent costs savings achieved during 2009 from the execution of the Greif Business System, partially offset by higher material costs.

EBITDA increased to $84.6 million for 2010 compared with $60.3 million in 2009. EBITDA before special items increased to $89.7 million for 2010 from $61.0 million for 2009. The increase in EBITDA before special items was primarily due to the same reasons affecting operating profit before special items for this segment.

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

Operating profit was $9.0 million and $22.1 million in 2010 and 2009, respectively. Operating profit before special items was $9.0 million in 2010 compared to $22.2 million in 2009. Included in these amounts were profits from the sale of special use properties of $3.3 million in 2010 and $14.8 million in 2009.

EBITDA decreased to $11.1 million for 2010 compared with $25.2 million in 2009. EBITDA before special items decreased to $11.1 million for 2010 from $25.3 million for 2009 primarily due to the reduction in sales of special use properties as compared to 2009.

Other Income Statement Changes

Interest Expense, Net

Interest expense, net, was $65.8 million and $53.6 million in 2010 and 2009, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding and an increase in our borrowing costs. In October 2010, we entered into a new $1.0 billion senior secured credit facility which replaced our then-existing $700 million senior secured credit facility. See “—Liquidity and Capital Resources—Borrowing Arrangements” for a further discussion of this credit facility.

Debt Extinguishment Charges

There were no debt extinguishment charges in 2010 and $0.8 million in 2009.

Other Expense, Net

Other expense, net for 2010 and 2009 was $7.1 million and $7.2 million, respectively. The slight decrease in other expense, net was primarily due to fees associated with the sale of our non-United States accounts receivable.

Income Tax Expense

During 2010, the effective tax rate was 16.1 percent compared to 17.4 percent in 2009. The change in the effective tax rate was primarily due to a change in the mix of income between the United States and non-U.S. locations for the respective periods as well as an incremental benefit from an alternative fuel tax credit. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity earnings (losses) of unconsolidated affiliates, net of tax

We recorded $3.5 million and ($0.4) million of equity earnings (losses) of unconsolidated affiliates, net of tax, during 2010 and 2009, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests was $5.5 million and $3.2 million for 2010 and 2009, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. increased $99.4 million to $210.0 million in 2010 from $110.6 million in 2009.

BALANCE SHEET CHANGES

During the third quarter of 2011, we recorded an out-of-period correction of an error in both noncontrolling interests, which had been understated by $24.7 million, and foreign currency translation within other comprehensive income

(loss), which had been overstated by $24.7 million, as of October 31, 2010. In the fourth quarter of 2011, we corrected a prior period error related to the incorrect balance sheet elimination of certain intercompany balances occurring in 2003. The effect of the error impacted both foreign currency translation within other comprehensive income (loss), which had been overstated by $19.6 million, and accounts payable, which had been understated by $19.6 million. We have corrected the errors for all periods presented by restating the consolidated statements of changes in shareholders’ equity and the consolidated balance sheets. The correction of the errors did not impact total assets, consolidated net income, or cash flows. See also Note 19 to the Consolidated Financial Statements included in Item 8 of this Form 8-K for additional disclosures.

Working capital changes

The $88.5 million increase in trade accounts receivable was primarily related to higher 2011 sales as compared to 2010 sales, extended credit terms with customers and 2011 acquisitions in North America, South America, Europe and Asia.

The $35.9 million increase in inventories was mainly driven by higher raw material prices, steel costs, higher overall business activity levels and 2011 acquisitions in North America, South America, Europe and Asia.

The $5.8 million increase in prepaid expenses and other current assets was primarily due to the 2011 acquisitions in North America, South America, Europe and Asia.

The $19.9 million increase in accounts payable primarily related to higher raw material costs, especially steel, timing of payments, foreign currency translation and the 2011 acquisitions in North America, South America, Europe and Asia.

The $8.9 million increase in accrued payroll and employee benefits primarily related to the increase in headcount and the 2011 acquisitions in North America, South America, Europe and Asia.

The $76.4 million increase in short-term borrowings was primarily related to the 2011 acquisitions in North America, South America, Europe and Asia.

The $43.8 million increase in other current liabilities was primarily related to the 2010 acquisitions in North America, South America, Europe and Asia.

Other balance sheet changes

The $295.2 million increase in goodwill primarily related to 2011 acquisitions in North America, South America, Europe and Asia. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $56.6 million increase in other intangibles primarily related to the 2011 acquisitions in North America, South America, Europe and Asia. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $143.5 million increase in net property, plant and equipment primarily related to the 2011 acquisitions in North America, South America, Europe and Asia.

The $392.1 million increase in long term debt was primarily related to the issuance of Senior Notes due 2021. Refer to Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $10.2 million increase in pension liabilities was primarily due to a reduction to the discount rate, which contributed to an increase in the projected benefit obligation.

The $86.3 million increase in other long-term liabilities was primarily due to a future payment for the purchase price of a 2011 acquisition and an increase in environmental liabilities resulting from a 2011 acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes, further discussed below. We have used these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, the proceeds from our trade accounts receivable credit facility, proceeds from the sale of our non-United States accounts receivable and borrowings under our Credit Agreement and Senior Notes will be sufficient to fund our currently anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. As of October 31, 2011, we had $644.6 million available to borrow under our Credit Agreement, as described below.

Capital Expenditures

During 2011, 2010 and 2009, we invested $162.4 million (excluding $3.5 million for timberland properties), $144.1 million (excluding $21.0 million for timberland properties), $124.7 million (excluding $1.0 million for timberland properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $130 million through October 31, 2012. The expenditures will replace and improve existing equipment and fund new facilities.

Acquisitions, Divestitures and Other Significant Transactions

During 2011, we completed eight acquisitions, all in the Rigid Industrial Packaging and Services segment: four European companies acquired in February, May, July and August; two joint ventures entered into in February and August in North America and in the Asia Pacific region, respectively; the acquisition of the remaining outstanding minority shares from a 2008 acquisition in South America; and the acquisition of additional shares of a company in North America that is a consolidated subsidiary as of October 31, 2011.

The cash paid, net of cash received for the eight 2011 acquisitions was $344.9 million. There is a future payment due related to a 2011 acquisition.

During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price related to a 2007 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. On September 29, 2010, we entered into a joint venture agreement with Dabbagh Group Holding Company Limited, a Saudi Arabia corporation (“Dabbagh”), and National Scientific Company Limited, a Saudi Arabia limited liability company and a subsidiary of Dabbagh (“NSC”), referred to herein as the Flexible Packaging Joint Venture (“Flexible Packaging JV”). Thereafter, we contributed the five acquired flexible product companies to the Flexible Packaging JV. We own 50 percent of the Flexible Packaging JV but exercise management control of its operations. The results of the Flexible Packaging JV have been consolidated within our 2011 and 2010 results.

The aggregate purchase price for the twelve 2010 acquisitions was $176.2 million.

During 2010, we sold specific Paper Packaging segment assets and facilities in North America. The net gain from these sales was immaterial.

Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our 2011 and 2010 acquisitions and other significant transactions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2011	October 31, 2010
Credit Agreement	$355,447	$273,700

Senior Notes due 2017	302,853	303,396

Senior Notes due 2019	242,932	242,306

Senior Notes due 2021	280,206	—

Trade accounts receivable credit facility	130,000	135,000

Other long-term debt	46,200	11,187

	1,357,638	965,589

Less current portion	(12,500)	(12,523)

Long-term debt	$1,345,138	$953,066

Credit Agreement

We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured credit agreement (the “Credit Agreement”) with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. On June 22, 2011, the Credit Agreement was amended to allow for the issuance of additional senior notes, and additional senior notes in the amount of €200.0 million were issued on July 15, 2011. As of October 31, 2011, a total of $355.4 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.15% for the twelve months ended October 31, 2011.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our consolidated adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On October 31, 2011, we were in compliance with these two covenants.

The terms of the Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Credit Agreement is also secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the Credit Agreement. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2011, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2011, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2011, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable credit facility (the “Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge coverage ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2011, $130.0 million was outstanding under the Receivables Facility.

Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Receivables Facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks and affiliates. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be sold under our various RPAs was $179.5 million as of October 31, 2011. As of October 31, 2011, total accounts receivable of $163.1 million were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $6.5 million for the year ended October 31, 2011. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Other

In addition to the amounts borrowed against the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of October 31, 2011, we had outstanding other debt of $183.5 million, comprised of $46.2 million in long-term debt and $137.3 million in short-term borrowings.

As of October 31, 2011, annual maturities, including the current portion, of long-term debt under our various financing arrangements were $12.5 million in 2012, $71.2 million in 2013, $155.0 million in 2014, $292.9 million in 2015, $0.0 million in 2016 and $826.0 million thereafter.

As of October 31, 2011 and 2010, we had deferred financing fees and debt issuance costs of $18.9 million and $21.4 million, respectively, which are included in other long-term assets.

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

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through January 2013. These interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under these swap agreements, we receive interest monthly from the counterparties based upon a designated London InterBank Offered Rate (“LIBOR”), and we pay interest based upon a designated fixed rate over the life of the swap agreements.

We have three interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $76.6 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.27% as of October 31, 2011 and 0.26% as of October 31, 2010) and pay interest based upon a fixed interest rate (weighted average of 1.92% as of October 31, 2011 and 1.78% as of October 31, 2010). The other comprehensive loss on these interest rate derivatives was $0.3 million as of October 31, 2011 and $2.0 million as of October 31, 2010.

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

Foreign Exchange Hedges

As of October 31, 2011, we had outstanding foreign currency forward contracts in the notional amount of $160.6 million ($252.9 million as of October 31, 2010). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts as of October 31, 2011 resulted in a loss of $1.6 million recorded in the consolidated statements of operations and a gain of $0.7 million recorded in other comprehensive income. The fair value of similar contracts as of October 31, 2010 resulted in a gain of $0.8 million recorded in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.

Energy Hedges

We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. As of October 31, 2011, the notional amount of these hedge agreements was $2.7 million ($2.4 million as of October 31, 2010). The other comprehensive loss on these hedge agreements was $0.1 million as of October 31, 2011 and $0.3 million as of October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on our consolidated statements of operations for the year ended October 31, 2011.

Contractual Obligations

As of October 31, 2011, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1 -3 years	3-5 years	After 5 years
Long-term debt	$1,827.0	$71.8	$270.4	$514.3	$970.5

Short-term borrowing	145.1	145.1	—	—	—

Capital lease obligations	91.9	22.1	35.7	29.8	4.3

Liabilities held by special purpose entities	62.8	2.2	4.5	4.5	51.6

Deferred purchase payments	63.6	—	63.6

Environmental liabilities	29.3	8.5	4.9	4.3	11.6

Operating leases	20.7	6.3	8.5	4.7	1.2

Current portion of long-term debt	12.5	12.5	—	—	—

Total	$2,252.9	$268.5	$387.6	$557.6	$1,039.2

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2011, we repurchased 8,700 shares of Class A Common Stock and we repurchased 291,300 shares of Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2011, we had repurchased 3,183,272 shares, including 1,425,452 shares of Class A Common Stock and 1,757,820 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2008 through October 31, 2011 was $20.9 million.

Effects of Inflation

Inflation did not have a material impact on our operations during 2011, 2010 or 2009.

Variable Interest Entities

We evaluate whether an entity is a VIE and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate VIE’s for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

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

Recent Accounting Standards

Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing.” The amendment to ASC 860 requires an enterprise to evaluate whether the transaction is legally isolated from us and whether the results of the transaction are consolidated within the consolidated financial statements. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

In June 2009, the FASB amended ASC 810, “Consolidation.” The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, we reevaluated our previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. We adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). As of October 31, 2011, the FASB has issued ASU’s 2009-01 through 2011-09. We reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than related disclosures.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations.” The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as through the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact our financial position, results of operations or cash flows, other than the related disclosures.

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

We had interest rate swap agreements with an aggregate notional amount of $76.6 million and $125.0 million as of October 31, 2011 and 2010, respectively, with various maturities through 2013. The interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under certain of these agreements, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.3 million and $2.0 million was recorded as of October 31, 2011 and 2010, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Notes and trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2011 and 2010. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our Credit Agreement, Senior Notes and trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2011 and 2010. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts as of October 31, 2011 and 2010.

Financial Instruments

As of October 31, 2011

(Dollars in millions)

	Expected Maturity Date
	2012	2013	2014	2015	2016	After 2016	Total	Fair Value
Credit Agreement:

Scheduled amortizations	$13	$25	$25	$292	—	—	$355	$355.4

Average interest rate(1)	2.14%	2.14%	2.14%	2.14%	—	—	2.14%

Senior Notes due 2017:

Scheduled amortizations	—	—	—	—	—	$300	$300	$317.9

Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Senior Notes due 2019:

Scheduled amortizations	—	—	—	—	—	$250	$250	$268.8

Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

Senior Notes due 2021:

Scheduled amortizations	—	—	—	—	—	$280	$280	$280.2

Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%

Trade accounts receivable credit facility:

Scheduled amortizations	—	—	$130	—	—	—	$130	$130

Interest rate swaps:

Scheduled amortizations	$75	$2	—	—	—	—	$77	$(0.3)

Average pay rate(2)	1.92%	2.69%	—	—	—	—

Average receive rate(3)	0.27%	1.61%	—	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2011. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2011. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2011. The rates presented are not intended to project our expectations for the future.

Financial Instruments

As of October 31, 2010

(Dollars in millions)

	Expected Maturity Date
	2011	2012	2013	2014	2015	After 2015	Total	Fair Value
2010 Credit Agreement:

Scheduled amortizations	$13	$13	$25	$25	$198	—	$274	$273.7

Average interest rate(1)	3.67%	3.67%	3.67%	3.67%	3.67%	—	3.67%

Senior Notes due 2017:

Scheduled amortizations	—	—	—	—	—	$300	$300	$322.9

Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%

Senior Notes due 2019:

Scheduled amortizations	—	—	—	—	—	$250	$250	$278.8

Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%

Trade accounts receivable credit facility:

Scheduled amortizations	—	—	—	$135	—	—	—	—

Interest rate swaps:

Scheduled amortizations	$50	$75	—	—	—	—	$125	$(2.0)

Average pay rate(2)	1.78%	1.78%	—	—	—	—	1.78%

Average receive rate(3)	0.26%	0.26%	—	—	—	—	0.26%

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2010. The rates presented are not intended to project our expectations for the future.

(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2010. The rates presented are not intended to project our expectations for the future.

(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2010. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps as of October 31, 2011 was a net liability of $0.3 million. Based on a sensitivity analysis we performed as of October 31, 2011, a 100 basis point decrease in interest rates would increase the fair value of the swap agreements by $0.2 million to a net liability of $0.1 million. Conversely, a 100 basis point increase in interest rates would decrease the fair value of the swap agreements by $0.1 million to a net loss of $0.4 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

As of October 31, 2011, we had outstanding foreign currency forward contracts in the notional amount of $159.6 million ($252.9 million as of October 31, 2010). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts as of October 31, 2011 resulted in a loss of $1.6 million recorded in the consolidated statements of operations and a gain of $0.7 million recorded in other comprehensive income. The fair value of similar contracts as of October 31, 2010 resulted in a gain of $0.8 million recorded in consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would increase by $0.5 million to a net loss of $0.4 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would decrease by $0.4 million to a net loss of $1.3 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, other than hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. The fair value of our commodity hedging contracts resulted in a $0.1 million loss recorded in other comprehensive income as of October 31, 2011. A sensitivity analysis to changes in natural gas prices indicates that if natural gas prices decreased by 10 percent, the fair value of these instruments would decrease by $0.3 million to a net loss of $0.4 million. Conversely, if natural gas prices increased by 10 percent, the fair value of these instruments would increase by $0.2 million to a net gain of $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the years ended October 31,	2011	2010	2009
Net sales	$4,247,954	$3,461,537	$2,792,217

Costs of products sold	3,446,829	2,757,875	2,292,573

Gross profit	801,125	703,662	499,644

Selling, general and administrative expenses	448,399	362,935	267,589

Restructuring charges	30,496	26,746	66,590

(Gain) on disposal of properties, plants and equipment, net	(14,855)	(11,434)	(34,432)

Operating profit	337,085	325,415	199,897

Interest expense, net	79,552	65,787	53,593

Debt extinguishment charge	—	—	782

Other expense, net	14,120	7,139	7,193

Income before income tax expense and equity earnings (losses) of unconsolidated affiliates, net	243,413	252,489	138,329

Income tax expense	71,077	40,571	24,061

Equity earnings (losses) of unconsolidated affiliates, net of tax	4,838	3,539	(436)

Net income	177,174	215,457	113,832

Net income attributable to noncontrolling interests	(1,134)	(5,472)	(3,186)

Net income attributable to Greif, Inc.	$176,040	$209,985	$110,646

Basic earnings per share:

Class A Common Stock	$3.02	$3.60	$1.91

Class B Common Stock	$4.52	$5.40	$2.86

Diluted earnings per share:

Class A Common Stock	$3.01	$3.58	$1.91

Class B Common Stock	$4.52	$5.40	$2.86

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2011	2010
		(As Restated)[1]
ASSETS

Current assets

Cash and cash equivalents	$127,413	$106,957

Trade accounts receivable, less allowance of $13,754 in 2011 and $13,311 in 2010	568,624	480,158

Inventories	432,518	396,572

Deferred tax assets	23,654	19,526

Net assets held for sale	11,381	11,742

Current portion related party notes receivable	1,714	—

Prepaid expenses and other current assets	140,033	134,269

	1,305,337	1,149,224

Long-term assets

Goodwill	1,004,875	709,725

Other intangible assets, net of amortization	229,790	173,239

Deferred tax assets	70,630	29,982

Related party notes receivable	18,310	—

Assets held by special purpose entities	50,891	50,891

Other long-term assets	92,160	93,603

	1,466,656	1,057,440

Properties, plants and equipment

Timber properties, net of depletion	216,026	215,537

Land	123,131	121,409

Buildings	480,399	411,437

Machinery and equipment	1,388,941	1,319,262

Capital projects in progress	139,963	112,300

	2,348,460	2,179,945

Accumulated depreciation	(913,171)	(888,164)

	1,435,289	1,291,781

Total assets	$4,207,282	$3,498,445

(1)	The consolidated balance sheet as of October 31, 2010 and the consolidated statements of changes in shareholders’ equity as of October 31, 2009 and 2010 have been restated to correct prior period errors. The corrections did not impact total assets, consolidated net income, or cash flows of the Company. Refer to Note 19 for additional discussion.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

As of October 31,	2011	2010
		(As Restated)[1]
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$487,783	$467,857

Accrued payroll and employee benefits	99,794	90,887

Restructuring reserves	19,607	20,238

Current portion of long-term debt	12,500	12,523

Short-term borrowings	137,334	60,908

Deferred tax liabilities	5,055	5,091

Other current liabilities	167,695	123,854

	929,768	781,358

Long-term liabilities

Long-term debt	1,345,138	953,066

Deferred tax liabilities	196,696	180,486

Pension liabilities	76,088	65,915

Postretirement benefit obligations	20,909	21,555

Liabilities held by special purpose entities	43,250	43,250

Other long-term liabilities	203,260	116,930

	1,885,341	1,381,202

Shareholders’ equity

Common stock, without par value	113,799	106,057

Treasury stock, at cost	(131,997)	(117,394)

Retained earnings	1,401,700	1,323,477

Accumulated other comprehensive income (loss):

- foreign currency translation	(46,354)	388

- interest rate and other derivatives	(121)	(1,505)

- minimum pension liabilities	(101,676)	(76,526)

Total Greif, Inc. shareholders’ equity	1,235,351	1,234,497

Noncontrolling interests	156,822	101,388

Total shareholders’ equity	1,392,173	1,335,885

Total liabilities and shareholders’ equity	$4,207,282	$3,498,445

(1)	The consolidated balance sheet as of October 31, 2010 and the consolidated statements of changes in shareholders’ equity as of October 31, 2009 and 2010 have been restated to correct prior period errors. The corrections did not impact total assets, consolidated net income, or cash flows of the Company. Refer to Note 19 for additional discussion.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

For the years ended October 31,	2011	2010	2009
Cash flows from operating activities:
Net income	$177,174	$215,457	$113,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	144,191	115,974	102,627
Asset impairments	8,983	2,917	19,516
Deferred income taxes	12,342	4,596	(13,167)
Gain on disposals of properties, plants and equipment, net	(14,855)	(11,434)	(34,432)
Equity (earnings) losses of affiliates	(4,838)	(3,539)	436
Loss on extinguishment of debt	—	—	782
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(22,591)	(54,046)	73,358
Inventories	15,405	(87,832)	109,146
Prepaid expenses and other current assets	(25,375)	(42,557)	(151)
Accounts payable	(33,360)	4,134	(72,902)
Accrued payroll and employee benefits	8,194	18,868	(20,511)
Restructuring reserves	(631)	4,923	168
Other current liabilities	18,576	(38,040)	(50,117)
Pension and postretirement benefit liabilities	9,527	(15,868)	63,744
Other long-term assets, other long-term liabilities and other	(120,402)	64,558	(25,805)

Net cash provided by operating activities	172,340	178,111	266,524

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(344,914)	(179,459)	(90,816)
Purchases of properties, plants and equipment	(162,409)	(144,137)	(124,671)
Purchases of timber properties	(3,462)	(20,996)	(1,000)
Proceeds from the sale of properties, plants, equipment and other assets	31,013	17,325	50,279
Issuance of notes receivable to related party, net	(20,024)	—	—
Purchases of land rights	(650)	—	(4,992)

Net cash used in investing activities	(500,446)	(327,267)	(171,200)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3,859,401	3,731,683	3,170,212
Payments on long-term debt	(3,465,834)	(3,637,945)	(2,983,534)
Proceeds from (payments of) short-term borrowings, net	74,308	3,878	(25,749)
Proceeds from (payments of) trade accounts receivable credit facility, net	(5,000)	135,000	(120,000)
Dividends paid	(97,817)	(93,122)	(87,957)
Acquisitions of treasury stock and other	(15,062)	(2,696)	(3,145)
Exercise of stock options	2,540	2,002	2,015
Debt issuance costs paid	(4,394)	(10,902)	(13,588)
Settlement of derivatives, net	—	17,985	(3,574)

Net cash provided by (used in) financing activities	348,142	145,883	(65,320)

Effects of exchange rates on cash	420	(1,666)	4,265

Net increase (decrease) in cash and cash equivalents	20,456	(4,939)	34,269

Cash and cash equivalents at beginning of year	106,957	111,896	77,627

Cash and cash equivalents at end of year	$127,413	$106,957	$111,896

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in thousands, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Non- controlling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2008 (As Previously Reported)	46,644	$86,446	30,198	$(112,931)	$1,183,925	$3,729	$(72,820)	$1,088,349

Correction of an error							$(19,547)	$(19,547)
As of October 31, 2008 (As Restated)[1]	46,644	$86,446	30,198	$(112,931)	$1,183,925	$3,729	$(92,367)	$1,068,802
Net income					110,646	3,186		113,832
Other comprehensive income (loss):
- foreign currency translation							32,868	32,868
- interest rate and other derivatives, net of income tax expense of $1,707							4,226	4,226
- minimum pension liability adjustment, net of income tax benefit of $28,580							(51,092)	(51,092)

Comprehensive income								99,834

Change in pension measurement date, net of income tax benefit of $590							(1,428)	(1,428)
Acquisitions of noncontrolling interests and other						82		82
Dividends paid					(87,957)			(87,957)
Treasury shares acquired	(100)		100	(3,145)				(3,145)
Stock options exercised	133	1,749	(133)	266				2,015
Tax benefit of stock options		575						575
Long-term incentive shares issued	260	7,734	(260)	533				8,267

As of October 31, 2009 (As Restated)[1]	46,937	$96,504	29,905	$(115,277)	$1,206,614	$6,997	$(107,793)	$1,087,045
Net income					209,985	5,472		215,457
Other comprehensive income (loss):
- foreign currency translation							26,760	26,760
- interest rate and other derivatives, net of income tax expense of $149							370	370
- minimum pension liability adjustment, net of income tax benefit of $1,279							3,020	3,020

Comprehensive income								245,607

Acquisitions and noncontrolling interests and other						88,919		88,919
Dividends paid					(93,122)			(93,122)
Treasury shares acquired	(50)		50	(2,696)				(2,696)
Stock options exercised	133	1,729	(133)	273				2,002
Tax benefit of stock options		17						17
Long-term incentive shares issued	149	7,807	(149)	306				8,113

As of October 31, 2010 (As Restated)[1]	47,169	$106,057	29,673	$(117,394)	$1,323,477	$101,388	$(77,643)	$1,335,885
Net income					176,040	1,134		177,174
Other comprehensive income (loss):
- foreign currency translation						14,572	(46,742)	(32,170)
- interest rate and other derivatives, net of income tax benefit of $562							1,384	1,384
- minimum pension liability adjustment, net of income tax expense of $9,652							(25,150)	(25,150)

Comprehensive income								121,238

Acquisitions and noncontrolling interests						39,728		39,728
Dividends paid					(97,817)			(97,817)
Treasury shares acquired	(300)		300	(15,062)				(15,062)
Stock options exercised	168	2,196	(168)	344				2,540
Restricted stock directors	11	697	(11)	22				719
Restricted stock executives	5	308	(5)	10				318
Tax benefit of stock options and other		2,192						2,192
Long-term incentive shares issued	40	2,349	(40)	83				2,432

As of October 31, 2011	47,093	$113,799	29,749	$(131,997)	$1,401,700	$156,822	$(148,151)	$1,392,173

(1)

The consolidated balance sheet as of October 31, 2010 and the consolidated statements of changes in shareholders’ equity as of October 31, 2009 and 2010 have been restated to correct prior period errors. The corrections did not impact total assets, consolidated net income, or cash flows of the Company. Refer to Note 19 for additional discussion.

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”) principally manufacture industrial packaging products, complemented with a variety of value-added services, including blending, packaging, reconditioning, logistics and warehousing, flexible intermediate bulk containers and containerboard and corrugated products, that they sell to customers in many industries throughout the world. The Company has operations in over 55 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated, and also owns timber properties in Canada.

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

There are approximately 15,660 employees of the Company as of October 31, 2011.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures managed by the Company including the joint venture relating to the Flexible Products & Services segment and equity earnings (losses) of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method.

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2011, 2010 or 2009, or to any quarter of those years, relates to the fiscal year ending in that year.

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

The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $115.0 million as of October 31, 2011. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Allowance for Doubtful Accounts

Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $13.8 million and $13.3 million as of October 31, 2011 and 2010, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

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

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2011, there were seven locations held for sale in the Rigid Industrial Packaging & Services segment. In 2011, the Company recorded net sales of $0.2 million and net loss before taxes of $14.9 million associated with these properties, primarily related to the Rigid Industrial Packaging & Services segment. For 2010, the Company recorded net sales of $91.2 million and net loss before taxes of $1.3 million associated with these properties, primarily related to the Rigid Industrial Packaging & Services segment. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The properties classified within net assets held for sale have been listed for sale and it is the Company’s intention to complete these sales within the upcoming year.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-

lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives on a straight-line basis. The Company tests for impairment during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

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

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”). The discount rates used for impairment testing are based on the Company’s weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, or EBITDA forecasts used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2011, 2010 and 2009, which resulted in no impairment charges. Refer to Note 6 for additional information regarding goodwill and other intangible assets.

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

Internal Use Software

Internal use software is accounted for under ASC 985, “Software.” Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three- to ten- year period.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45

Machinery and equipment	3-19

Depreciation expense was $122.7 million, $98.5 million and $88.6 million, in 2011, 2010 and 2009, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

For 2011, the Company recorded a gain of $14.9 million, primarily consisting of $3.2 million gain on the sale of specific Rigid Industrial Packaging & Services segment assets, $0.9 million gain on the sale of a Paper Packaging segment property, $11.4 million in net gains from the sale of surplus and higher and better use (“HBU”) timber properties and other miscellaneous losses of $0.6 million. The Company also recognized an impairment loss on machinery in our Rigid Industrial Packaging and Services segment of $1.3 million as well as several smaller impairment charges of $0.2 million.

The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. As of October 31, 2011 and 2010, the Company had capitalized interest costs of $3.8 million and $5.3 million, respectively.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 267,750 acres as of October 31, 2011, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $2.7 million, $2.6 million and $2.9 million in 2011, 2010 and 2009, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timber properties, which consisted of approximately 14,700 acres as of October 31, 2011, are not actively managed at this time, and therefore, no depletion expense is recorded.

Equity Earnings (Losses) of Unconsolidated Affiliates, net of tax and Noncontrolling Interests including Variable Interest Entities

The Company accounts for equity earnings (losses) of unconsolidated affiliates, net of tax and noncontrolling interests under ASC 810, “Consolidation.” ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. Refer to Note 16 for additional information regarding the Company’s unconsolidated affiliates and noncontrolling interests.

ASC 810 also provides a framework for identifying variable interest entities (“VIE’s”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. ASC 810 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”), a Netherlands limited partnership, completed a Joint Venture Agreement with Dabbagh Group Holding Company Limited (“Dabbagh”), a Saudi Arabia corporation and National Scientific Company Limited (“NSC”), a Saudi Arabia limited liability company and a subsidiary of Dabbagh, referred to herein as the Flexible Packaging JV. The joint venture owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. Greif Supra and NSC have equal economic interests in the joint venture, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital injections are shared 50 percent by Greif and the Dabbagh entities. Greif has deemed this joint venture to be a VIE based on the criteria outlined in ASC 810. Greif exercises management control over this joint venture and is the primary beneficiary due to supply agreements and broader packaging industry customer risks and rewards. Therefore, Greif has fully consolidated the operations of this joint venture as of the formation date of September 29, 2010 and has reported Dabbagh’s share in the profits and losses in this joint venture as from this date on the Company’s income statement under net income attributable to noncontrolling interests.

The Company has consolidated the assets and liabilities of STA Timber LLC (“STA Timber”) in accordance with ASC 810 which was involved in the transactions described in Note 8. Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. The Company has also consolidated the assets and liabilities of the buyer-sponsored purpose entity described in Note 8 (the “Buyer SPE”) involved in that transaction as a result of ASC 810. However, because the Buyer SPE is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company, and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with ASC 450, “Contingencies.” In accordance with the provisions of ASC 450, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material adverse effect on the Company’s financial position or results of operations.

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

Self-Insurance

The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $2.9 million and $2.6 million for estimated costs related to outstanding claims as of October 31, 2011 and 2010, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. This lag period assumption has been consistently applied for the periods presented. If the lag period was hypothetically adjusted by a period equal to a half month, the impact on earnings would be approximately $0.7 million. However, the Company believes the reserves recorded are adequate based upon current facts and circumstances.

The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are insured through the Company’s captive insurance subsidiary, which had recorded liabilities totaling $15.3 million and $15.6 million for anticipated costs related to general liability, product, auto and workers’ compensation as of October 31, 2011 and 2010, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

Income Taxes

Income taxes are accounted for under ASC 740, “Income Taxes.” In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets.

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

Restructuring Charges

The Company accounts for all exit or disposal activities in accordance with ASC 420, “Exit or Disposal Cost Obligations.” Under ASC 420, a liability is measured at its fair value and recognized as incurred.

Employee-related costs primarily consist of one-time termination benefits provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods. A one-time benefit arrangement is an arrangement established by a plan of termination that applies for a specified termination event or for a specified future period. A one-time benefit arrangement exists at the date the plan of termination meets all of the following criteria and has been communicated to employees:

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

Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with restructuring the Company’s delivery of information technology infrastructure services. A liability for other costs associated with an exit or disposal activity shall be recognized and measured at its fair value in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The liability shall not be recognized before it is incurred, even if the costs are incremental to other operating costs and will be incurred as a direct result of a plan.

Pension and Postretirement Benefits

Under ASC 715, “Compensation—Retirement Benefits,” employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost.

Transfer and Service of Assets

An indirect wholly-owned subsidiary of Greif, Inc. agrees to sell trade receivables meeting certain eligibility requirements that it had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., under a non-U.S. factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks or their affiliates. The banks and their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and continues to recognize the deferred purchase price in its accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense in accordance with ASC 718, “Compensation—Stock Compensation.” ASC 718 requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No options were granted in 2011, 2010, or 2009. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard. During 2011 an officer of the Company received a restricted stock award as part of the terms of his initial employment arrangement. There was no share-based compensation expense recognized under the standard for 2010 or 2009.

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

Revenue Recognition

The Company recognizes revenue when title passes to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition.”

Timberland disposals, timber and special use property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of surplus and HBU property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until the property is sold.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Other Expense, Net

Other expense, net primarily represents non-United States trade receivables program fees, currency translation and remeasurement gains and losses and other infrequent non-operating items.

Currency Translation

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). The transaction gains and losses are credited or charged to income. The amounts included in other expense, net related to transaction gains and (losses), net of tax were ($4.7) million, $0.1 million and ($0.1) million in 2011, 2010 and 2009, respectively.

Derivative Financial Instruments

In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).

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

Newly Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) amended ASC 860, “Transfers and Servicing.” The amendment to ASC 860 requires an enterprise to evaluate whether the transaction is legally isolated from the Company and whether the results of the transaction are consolidated within the consolidated financial statements. The Company adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In June 2009, the FASB amended ASC 810, “Consolidation.” The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a variable interest entity (“VIE”) from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, the Company reevaluated its previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The Company adopted the new guidance beginning November 1, 2010, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an Accounting Standards Update (“ASU”). As of October 31, 2011, the FASB has issued ASU’s 2009-01 through 2011-09. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations.” The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as through the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company will adopt the new guidance beginning November 1, 2011, and the adoption of the new guidance will not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

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

NOTE 2—ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

The following table summarizes the Company’s acquisition activity in 2011 and 2010 (Dollars in thousands).

Segment	# of Acquisitions	Purchase Price, net of Cash	Revenue	Operating Profit	Tangible Assets, net	Intangible Assets	Goodwill
Total 2011 Acquisitions	8	$344,914	$122,470	$6,083	$119,745	$76,083	$287,885

Total 2010 Acquisitions	12	$176,156	$268,443	$19,042	$109,038	$49,601	$129,500

Note: Purchase price, net of cash acquired, does not factor payments for earn-out provisions on prior acquisitions. Revenue and operating profit represent activity only in the year of acquisition. Goodwill in 2010 excludes an immaterial acquisition in our Land Management segment.

During 2011, the Company completed eight acquisitions, all in the Rigid Industrial Packaging and Services segment: four European companies acquired in February, May, July and August; two joint ventures entered into in February and August in North America and Asia Pacific, respectively; the acquisition of the remaining outstanding minority shares from a 2008 acquisition in South America; and the acquisition of additional shares of a company in North America that was a consolidated subsidiary as of October 31, 2011.

The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The estimated fair value of the net tangible assets acquired was $119.7 million. This does not include any liabilities for deferred purchase payments. Identifiable intangible assets, with a combined fair value of $76.1 million, including trade names, customer relationships and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $287.9 million was recorded as goodwill.

During 2011 there were no divestitures.

During 2010, the Company completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price related to a 2007 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. The five flexible products companies acquired conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010. The aggregate purchase price in the table above includes approximately $98.2 million received from the Flexible Packaging JV partner relating to their investment in the Flexible Packaging JV and reimbursement of certain costs. The five flexible products companies were contributed to a joint venture on September 29, 2010 which was accounted for in accordance with ASC 810. Greif owns 50 percent of this joint venture but maintains management control. The rigid industrial packaging acquisitions are expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The drum reconditioning, within our rigid industrial packaging acquisitions, and flexible products acquisitions expand the Company’s product and service offerings. The estimated fair value of the net tangible assets acquired was $109.0 million. Identifiable intangible assets, with a combined fair value of $49.6 million, including trade-names, customer relationships, and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $129.5 million was recorded as goodwill. Certain business combinations that occurred at or near year end have been recorded with provisional estimates for fair value based on management’s best estimate.

During 2010, we sold specific Paper Packaging segment assets and facilities in North America. The net gain from these sales was immaterial.

The Company’s 2011 and 2010 acquisitions were made to obtain technologies, patents, equipment, customer lists and access to markets. All of the 2011 and 2010 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information. Pro-forma results of operations for the years ended October 31, 2011 and October 31, 2010 were not materially different from reported results and, consequently, are not presented.

NOTE 3—SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA, an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to the Italian branch of the major international bank. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($162.7 million) as of October 31, 2011.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be sold under the Singapore RPA is 15.0 million Singapore Dollars ($12.0 million) as of October 31, 2011.

In October 2008, Greif Embalagens Industrialis Do Brasil Ltda., an indirect wholly-owned subsidiary of Greif, Inc., entered into agreements (the “Brazil Agreements”) with Brazilian banks. As of October 31, 2011, there were no more sales of trade receivables under this agreement.

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned Malaysian subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be sold under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.8 million) as of October 31, 2011.

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

As of October 31, 2011 and October 31, 2010, €105.4 million ($149.2 million) and €117.6 million ($162.9 million), respectively, of accounts receivable were sold under the RPA and Italian RPA.

As of October 31, 2011 and October 31, 2010, 12.2 million Singapore Dollars ($9.8 million) and 6.7 million Singapore Dollars ($5.4 million), respectively, of accounts receivable were sold under the Singapore RPA.

As of October 31, 2011 there were no accounts receivable sold and, 11.7 million Brazilian Reais ($6.9 million) of accounts receivable were sold under the Brazil Agreements as of October 31, 2010.

As of October 31, 2011 and October 31, 2010, 12.6 million Malaysian Ringgits ($4.1million) and 6.3 million Malaysian Ringgits ($2.0 million), respectively, of accounts receivable were sold under the Malaysian Agreement.

Expenses associated with the RPA and Italian RPA totaled €3.1 million ($4.3 million), €2.9 million ($3.9 million) and €3.7 million ($5.5 million) for the year ended October 31, 2011, 2010 and 2009, respectively.

Expenses associated with the Singapore RPA totaled 0.4 million Singapore Dollars ($0.3 million), 0.4 million Singapore Dollars ($0.3 million) and 0.3 million Singapore Dollars ($0.2 million) for the year ended October 31, 2011, 2010 and 2009, respectively.

Expenses associated with the Brazil Agreements totaled 2.8 million Brazilian Reais ($1.7 million), 4.4 million Brazilian Reais ($2.5 million) and 1.3 million Brazilian Reais ($0.8 million) for the year ended October 31, 2011, 2010 and 2009, respectively.

Expenses associated with the Malaysian Agreement totaled 0.7 million Malaysian Ringgits ($0.2 million), 0.4 million Malaysian Ringgits ($0.1 million) and 0.2 million Malaysian Ringgits ($0.1 million) for the year ended October 31, 2011, 2010 and 2009, respectively.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA, the Brazil Agreements, and the Malaysian Agreement. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4—INVENTORIES

The inventories are comprised as follows as of October 31 for each year (Dollars in thousands):

	2011	2010
Finished goods	$105,461	$92,469

Raw materials and work-in process	327,057	304,103

	$432,518	$396,572

NOTE 5—NET ASSETS HELD FOR SALE

As of October 31, 2011 there were seven locations in the Rigid Industrial Packaging & Services segment with assets held for sale. During 2011, the Company sold seven locations, added four locations and placed six locations back in service for purposes of GAAP and resumed depreciation. As a result of placing six locations back in service in 2011, the 2010 consolidated balance sheet has been reclassified for such locations to conform to the current year presentation. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the facility sales within the upcoming year. In 2011, there were sales in the Rigid Industrial Packaging & Services segment which resulted in a $3.2 million gain, sales in the Paper Packaging segment which resulted in a $0.9 million gain, sales in the Land Management segment of HBU and surplus properties which resulted in a $11.4 million gain and sales of other miscellaneous equipment which resulted in a $0.6 million loss.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company reviews goodwill and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles—Goodwill and Other”, either annually or when events and circumstances indicate an impairment may have occurred. The Company’s business segments have been identified as reporting units, which contain goodwill and indefinite-lived intangibles that are assessed for impairment. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. The Company has concluded that no impairment exists at this time. The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2011 and 2010 (Dollars in thousands):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2009	$530,717	$—	$61,400	$—	$592,117

Goodwill acquired	51,655	75,656	—	150	127,461

Goodwill adjustments	(6,316)	—	(747)	—	(7,063)

Currency translation	(5,395)	2,605	—	—	(2,790)

Balance at October 31, 2010	$570,661	$78,261	$60,653	$150	$709,725

Goodwill acquired	287,885	—	—	—	287,885

Goodwill adjustments	9,807	(1,779)	(997)	—	7,031

Currency translation	(1,432)	1,666	—	—	234

Balance at October 31, 2011	$866,921	$78,148	$59,656	$150	$1,004,875

The goodwill acquired during 2011 of $287.9 million consisted of preliminary goodwill related to acquisitions in the Rigid Industrial Packaging & Services segment. Goodwill from prior year acquisitions has been adjusted to properly reflect tax valuation allowances in our Rigid Industrial Packaging & Services.

The goodwill adjustments during 2011 increased goodwill by a net amount of $7.0 million related to the finalization of purchase price allocation of prior year acquisitions. Certain business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate.

The goodwill acquired during 2010 of $127.5 million consisted of preliminary goodwill related to acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. Goodwill from prior year acquisitions has been adjusted to properly reflect tax valuation allowances in our Rigid Industrial Packaging & Services.

The details of other intangible assets by class as of October 31, 2011 and October 31, 2010 are as follows (Dollars in thousands):

	Gross	Accum	Net
2011

Trademarks and patents	47,419	17,422	29,997

Non-compete agreements	22,743	8,953	13,790

Customer Relationships	183,015	22,449	160,566

Other	33,132	7,695	25,437

	286,309	56,519	229,790

	Gross	Accum	Net
2010

Trademarks and patents	41,040	15,346	25,694

Non-compete agreements	20,456	7,774	12,682

Customer Relationships	146,568	20,528	126,040

Other	14,582	5,759	8,823

	222,647	49,408	173,239

Gross intangible assets increased by $63.7 million for the year ended October 31, 2011. The increase in gross intangible assets consisted of $0.3 million in final purchase price allocations related to the 2010 acquisitions in the Flexible Products & Services segment and $63.4 million in purchase price allocations substantially related to 2011 acquisitions in the Rigid Industrial Packaging & Services and other miscellaneous items. As a result of impairment in certain intangible assets in the Flexible Products & Services segment in 2011, the 2010 consolidated balance sheet has been reclassified for such locations to conform to the current year presentation. Amortization expense was $18.6 million, $14.4 million and $11.0 million for 2011, 2010 and 2009, respectively. Amortization expense for the next five years is expected to be $26.3 million in 2012, $24.1 million in 2013, $23.2 million in 2014, $22.1 million in 2015 and $21.4 million in 2016.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competes, one to 23 for customer relationships and four to 20 for other intangibles, except for $17.5 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, Box Board, and Fustiplast, all of which have indefinite lives.

NOTE 7—RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the years ended October 31, 2011, 2010 and 2009 (Dollars in thousands):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other costs	Asset Impairments	Inventory Write-down	Total
Balance at October 31, 2009	$9,239	$6,076	$—	$—	$15,315

Costs incurred and charged to expense	13,744	10,086	2,916	131	26,877

Costs paid or otherwise settled	(10,315)	(8,592)	(2,916)	(131)	(21,954)

Balance at October 31, 2010	$12,668	$7,570	$—	$—	$20,238

Costs incurred and charged to expense	13,360	12,662	4,474	—	30,496

Costs paid or otherwise settled	(14,213)	(12,617)	(4,297)	—	(31,127)

Balance at October 31, 2011	$11,815	$7,615	$177	$—	$19,607

The focus for restructuring activities in 2011 was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments as well as the implementation of certain cost-cutting measures. During 2011, the Company recorded restructuring charges of $30.5 million, consisting of $13.3 million in employee separation costs, $4.5 million in asset impairments and $12.7 million in other restructuring costs, primarily consisting of lease termination costs ($3.5 million), professional fees ($1.9 million), relocation costs ($2.2 million) and other costs ($5.1 million). Two plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 257 employees severed throughout 2011 as part of the Company’s restructuring efforts.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2012 or plans that are being formulated and have not been announced as of the date of this From 10-K (Dollars in thousands):

	Amounts expected to be incurred	Amounts Incurred in 2011	Amounts remaining to be incurred
Rigid Industrial Packaging & Services:

Employee separation costs	$11,874	$9,538	$2,336

Asset impairments	4,395	4,395	—

Other restructuring costs	17,868	10,121	7,747

	34,137	24,054	10,083

Flexible Products & Services:

Employee separation costs	4,872	4,513	359

Asset impairments	44	44	—

Other restructuring costs	2,342	2,342	—

	7,258	6,899	359

Paper Packaging:

Employee separation costs	—	(685)	—

Asset impairments	35	35	—

Other restructuring costs	199	199	—

	234	(451)	—

Land Management:

Employee separation costs	—	(6)	—

	$41,629	$30,496	$10,442

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

The focus for restructuring activities in 2009 was on business realignment to address the adverse impact resulting from the global economic downturn and further implementation of the Greif Business System and specific contingency actions. During 2009, the Company recorded restructuring charges of $66.6 million, consisting of $28.4 million in employee separation costs, $19.6 million in asset impairments, $0.3 million in professional fees, and $18.3 million in other restructuring costs, primarily consisting of facility consolidation and lease termination costs. In addition, the Company recorded $10.8 million in restructuring-related inventory charges in costs of products sold. Nineteen plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 1,294 employees severed throughout 2009 as part of the Company’s restructuring efforts. Within the Paper Packaging segment, the Company recorded a reversal of severance expense in the amount of $2.1 million related to the actual costs being less as a result of fewer employees being served in connection with the sale of assets and closure of operations.

NOTE 8—SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a VIE whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

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

The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million in 2006 which resulted in a pre-tax gain of $9.0 million.

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

As of October 31, 2011 and 2010, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For the years ended October 31, 2011 and 2010, the Buyer SPE recorded interest income of $2.4 million, respectively.

As of October 31, 2011 and 2010, STA Timber had long-term debt of $43.3 million. For the years ended October 31, 2011 and 2010, STA Timber recorded interest expense of $2.2 million, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The economic and business purpose underlying the Flexible Products JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Products JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Products JV, notwithstanding the actual ownership interests in the various legal entities.

All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Products JV total net assets (Dollars in thousands):

October 31, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$192,977	$171,261	$364,238

Total liabilities	78,917	57,195	136,112

Net assets	$114,060	$114,066	$228,126

October 31, 2010	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$187,727	$166,956	$354,683

Total liabilities	79,243	65,033	144,276

Net assets	$108,484	$101,923	$210,407

Net income (loss) attributable to the non controlling interest in the Flexible Products JV for the years ended October 31, 2011 and 2010 was ($5.3) million and ($1.1) million, respectively and was added to net income to arrive at net income attributable to the Company.

NOTE 9—LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in thousands):

	October 31, 2011	October 31, 2010
Credit Agreement	$355,447	$273,700

Senior Notes due 2017	302,853	303,396

Senior Notes due 2019	242,932	242,306

Senior Notes due 2021	280,206	—

Trade accounts receivable credit facility	130,000	135,000

Other long-term debt	46,200	11,187

	1,357,638	965,589

Less current portion	(12,500)	(12,523)

Long-term debt	$1,345,138	$953,066

Credit Agreement

On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance due on the maturity date.

The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of October 31, 2011, $355.4 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $12.5 million and the long-term portion was $342.9 million. The weighted average interest rate on the Credit Agreement was 2.15% for the year ended October 31, 2011. The actual interest rate on the Credit Agreement was 2.14% as of October 31, 2011.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of October 31, 2011, the Company was in compliance with these covenants.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of these Senior Notes due 2017 was $317.9 million as of October 31, 2011 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2011, the Company was in compliance with these covenants.

Senior Notes due 2019

On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the Company’s then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder.

The fair value of these Senior Notes due 2019 was $268.8 million at October 31, 2011 based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2011, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned indirect Luxembourg subsidiary, Greif Luxembourg Finance S.C.A., issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the credit agreement, without any permanent reduction of the commitments thereunder, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The fair value of these Senior Notes due 2021 was $280.2 million as of October 31, 2011, based upon quoted market prices. The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2011, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount (1.01% as of October 31, 2011). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of October 31, 2011, there was $130.0 million outstanding under the credit facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain the same leverage ratio and fixed charge coverage ratio as set forth in the Credit Agreement. As of October 31, 2011, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of October 31, 2011, the Company had outstanding other debt of $183.5 million, comprised of $46.2 million in long-term debt and $137.3 million in short-term borrowings, compared to other debt outstanding of $72.1 million, comprised of $11.2 million in long-term debt and $60.9 million in short-term borrowings, as of October 31, 2010.

As of October 31, 2011, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $12.5 million in 2012, $71.2 million in 2013, $155.0 million in 2014, $292.9 million in 2015, $0.0 million in 2016 and $826.0 million thereafter. Cash paid for interest expense was $67.7 million, $65.3 million and $48.0 million in 2011, 2010 and 2009, respectively.

As of October 31, 2011 and 2010, the Company had deferred financing fees and debt issuance costs of $18.9 million and $21.4 million, respectively, which are included in other long-term assets.

NOTE 10—FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging,” all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next twelve months, the Company expects to reclassify into earnings a net gain from accumulated other comprehensive gain of approximately $0.1 million after tax at the time the underlying hedge transactions are realized.

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

Recurring Fair Value Measurements

The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of October 31, 2011 and 2010 (Dollars in thousands):

	October 31, 2011				October 31, 2010				Balance sheet Location
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$(339)	$—	$(339)	$—	$(2,028)	$—	$(2,028)	Other long-term liabilities

Foreign exchange hedges	—	1,001	—	1,001	—	946	—	946	Other current assets

Foreign exchange hedges	—	(1,930)	—	(1,930)	—	(2,443)	—	(2,443)	Other current liabilities

Energy hedges	—	(126)	—	(126)	—	(288)	—	(288)	Other current liabilities

Total*	$—	$(1,394)	$—	$(1,394)	$—	$(3,813)	$—	$(3,813)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2011 and 2010 approximate their fair values because of the short-term nature of these items and are not included in this table.

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

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2013. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix. Under these agreements, the Company receives interest monthly from the counterparties based upon a designated London Interbank Offered Rate (“LIBOR”) and pays interest based upon a designated fixed rate over the life of the swap agreements.

The Company has three interest rate derivatives (floating to fixed swap agreements recorded as cash flow hedges) with a total notional amount of $76.6 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.27% as of October 31, 2011 and 0.26% as of October 31, 2010) and pays interest based upon a fixed interest rate (weighted average of 1.92% as of October 31, 2011 and 1.78% as of October 31, 2010). The other comprehensive loss on these interest rate derivatives was $0.3 million and $2.0 million as of October 31, 2011 and 2010, respectively.

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

Foreign Exchange Hedges

As of October 31, 2011, the Company had outstanding foreign currency forward contracts in the notional amount of $160.6 million (252.9 million as of October 31, 2010). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts as of October 31, 2011 resulted in a loss of $1.6 million recorded in the consolidated statements of operations and a gain of $0.7 million recorded in other comprehensive income. The fair value of similar contracts as of October 31, 2010 resulted in a gain of $0.8 million recorded in the consolidated statements of operations and a loss of $2.3 million recorded in other comprehensive income.

Energy Hedges

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2011. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. As of October 31, 2011, the notional amount of these hedges was $2.7 million ($2.4 million as of October 31, 2010). The other comprehensive loss on these agreements was $0.1 million as of October 31, 2011 and $0.3 million as of October 31, 2010. As a result of the high correlation between the hedged instruments and the underlying transactions, ineffectiveness has not had a material impact on the Company’s consolidated statements of operations for the year ended October 31, 2011.

Other Financial Instruments

The estimated fair values of the Company’s long-term senior notes were $866.8 million and $601.6 million compared to the carrying amounts of $825.9 million and $545.7 million as of October 31, 2011 and October 31, 2010, respectively. All of the Company’s long-term debt is considered level 2. The current portion of the long-term debt was $12.5 million as of October 31, 2011 and 2010. The fair value of the Company’s Credit Agreement and the United States Trade Accounts Receivable Credit Facility does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for debt of the same remaining maturities.

Non-Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans following current and future acquisitions, the Company may shut down manufacturing facilities during the next few years. The long-lived assets are considered level three assets which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring related expenses for the year ended October 31, 2011 of $4.5 million on long lived assets with net book values of $5.4 million.

Net Assets Held for Sale

Net assets held for sale are considered level two assets which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of October 31, 2011, the Company recognized an impairment of $1.3 million related to net assets held for sale in our Rigid Industrial Packaging & Service Segment.

Goodwill and Long Lived Intangible Assets

On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” In the third quarter of 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products & Services segment. The Company concluded that no further impairment existed as of October 31, 2011.

Pension Plan Assets

On an annual basis we compare the asset holdings of our pension plan to targets established by the Company. The pension plan assets are categorized as either equity securities, debt securities, or other assets, which are all considered level 1 and level 2 fair value measurements. The typical asset holdings include:

•	Mutual funds: Valued at the Net Asset Value “NAV” available daily in an observable market.

•	Common collective trusts: Unit value calculated based on the observable NAV of the underlying investment.

•	Pooled separate accounts: Unit value calculated based on the observable NAV of the underlying investment.

•

The common collective trusts invest in an array of fixed income, debt and equity securities with various growth and preservation strategies. The trusts invest in long term bonds and large small capital stock.

•	Government and corporate debt securities: Valued based on readily available inputs such as yield or price of bonds of comparable quality, coupon, maturity and type.

NOTE 11—STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2011, 2010 or 2009. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2011		2010		2009
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	510	$16.14	643	$15.91	785	$16.01

Granted	—	—	—	—	—	—

Forfeited	1	12.72	—	—	1	13.10

Exercised	167	15.17	133	15.06	141	16.50

Ending balance	342	$16.61	510	$16.14	643	$15.91

As of October 31, 2011, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$5—$15	228	1.3

$15—$25	102	2.9

$25—$35	12	3.3

All outstanding options were exercisable as of October 31, 2011, 2010 and 2009, respectively.

During 2011, the Company awarded an officer, as part of the terms of his initial employment arrangement, 30,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to restrictions on transfer and risk of forfeiture. The sale or transfer of these shares is restricted until January 1, 2016. In June 2011, 7,500 of such shares vested with an expense of $0.5 million. The remaining shares vest in equal installments of 7,500 shares each on January 1, 2012, 2013 and 2014, respectively. When shares vest, they are no longer subject to any risk of forfeiture. The Company’s results of operations did not include share based compensation expense for stock options for 2011, 2010, or 2009 respectively.

Under the Company’s Long-Term Incentive Plan and the 2005 Directors Plan, the Company granted 40,215 and 11,144 shares of restricted stock with a weighted average grant date fair value of $60.46 and $64.59, respectively, in 2011. The Company granted 134,721 and 14,480 shares of restricted stock with a weighted average grant date fair value of $54.88 and $49.70, under the Company’s Long-Term Incentive Plan and the 2005 Directors Plan, respectively, in 2010. All restricted stock awards under the Long Term Investment Plan are fully vested at the date of award.

NOTE 12—INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.

The provision for income taxes consists of the following (Dollars in thousands):

For the years ended October 31,	2011	2010	2009
Current

Federal	$25,894	$15,222	$24,005

State and local	4,435	5,892	1,268

non-U.S.	28,406	14,861	11,955

	58,735	35,975	37,228

Deferred

Federal	10,587	(372)	(8,762)

State and local	4,908	653	2,062

non-U.S.	(3,153)	4,315	(6,467)

	12,342	4,596	(13,167)

	$71,077	$40,571	$24,061

Non-U.S. income before income tax expense was $134.1 million, $159.7 million and $63.3 million in 2011, 2010, and 2009, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2011	2010	2009
United States federal tax rate	35.00%	35.00%	35.00%

Non-U.S. tax rates	(8.80)%	(15.30)%	(9.00)%

State and local taxes, net of federal tax benefit	1.80%	1.30%	1.90%

United States tax credits	(0.70)%	(3.90)%	(4.40)%

Unrecognized tax benefits	13.60%	(1.50)%	(2.30)%

Valuation allowance	(14.60)%	0.70%	(4.80)%

Withholding tax	1.10%	1.30%	1.50%

Other non-recurring items	1.80%	(1.50)%	(0.50)%

	29.20%	16.10%	17.40%

Significant components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows (Dollars in thousands):

	2011	2010
Deferred Tax Assets

Net operating loss carryforwards	$128,460	$117,850

Minimum pension liabilities	50,966	46,064

Insurance operations	9,741	13,659

Incentives	6,550	8,605

Environmental reserves	7,078	7,619

State income tax	9,036	8,026

Postretirement	9,481	6,963

Other	538	8,829

Derivatives instruments		832

Interest	6,970	4,606

Allowance for doubtful accounts	3,258	2,496

Restructuring reserves	2,563	3,558

Deferred compensation	2,860	3,098

Foreign tax credits	1,831	1,602

Vacation accruals	1,291	1,186

Stock options	2,112	1,820

Severance	47	372

Workers compensation accruals	990	295

Total Deferred Tax Assets	243,772	237,480

Valuation allowance	(41,259)	(64,568)

Net Deferred Tax Assets	202,513	172,912

Deferred Tax Liabilities

Properties, plants and equipment	110,360	106,544

Goodwill and other intangible assets	79,972	83,690

Inventories	1,033	5,117

Derivative instruments	266

Timberland transactions	95,799	95,355

Pension	22,550	18,275

Total Deferred Tax Liabilities	309,980	308,981

Net Deferred Tax Liability	$(107,467)	$(136,069)

As of October 31, 2011, the Company had tax benefits from non-U.S. net operating loss carryforwards of approximately $126.6 million and approximately $1.1 million of state net operating loss carryfowards. A majority of the non-U.S. net operating losses will begin expiring in 2012. As of October 31, 2010, the company had recorded valuation allowances of approximately $64.5 million and as of October 31, 2011, had recorded valuation allowance of $42.2 million against the tax benefits from non-U.S. net operating loss carryforwards. During 2011, the valuation allowance decreased in the amount of $23.3 million, primarily due to the realization of deferred tax assets related to net operating loss carryforwards. It was determined that the realization of the deferred tax asset was appropriate due to the ability to generate future taxable income of the appropriate nature.

As of October 31, 2011, the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at November 1	$35,362	$45,459	$51,715

Increases in tax provisions for prior years	48,493	66	3,335

Decreases in tax provisions for prior years	(1,616)	(2,728)	(2,992)

Increases in tax positions for current years	—	1,517	2,951

Settlements with taxing authorities	(2,179)	(6,667)	—

Lapse in statute of limitations	—	—	(6,016)

Currency translation	623	(2,285)	(3,534)

Balance at October 31	$80,683	$35,362	$45,459

The 2011 increases in tax provisions for prior years primarily related to a prior year issue in a non-U.S. jurisdiction. In January 2011, a Dutch Appeals Court ruled in favor of the local Dutch taxing authority relative to the 10a interest exemption. Since the Dutch Appeals Court cited “public interest” as justification for its decision, the Company determined that this same ruling and interpretation could be applied to the deductibility of the 13a participation exemption and concluded that it is no longer able to assert a more-likely-than-not tax position. Therefore, the Company recorded a tax reserve for the Dutch participation exemption for 2008 through 2011 in the current year. The increase in reserve was substantially offset by the realization of net operating losses and a decrease in valuation allowances. The 2011 settlements with taxing authorities primarily relate to a prior-year issue that was resolved during 2011 with a separate non-U.S. jurisdiction.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With a few exceptions, the Company is subject to audit by various taxing authorities for 2008 up through the current fiscal year. The company has completed its U.S. federal tax audit for the year up through 2008 and has an ongoing audit for fiscal year 2009. The Company is subject to audit in the Netherlands for the fiscal period 2001 through the current fiscal period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax. As of October 31, 2011 and October 31, 2010, the Company had $8.6 million and $11.1 million, respectively, accrued for the payment of interest and penalties.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2011 based on lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $64.9 million, $29.3 million and $58.9 million in 2011, 2010, and 2009, respectively.

NOTE 13—RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

Retirement Plans

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. The plans’ assets consist of large cap, small cap and international equity securities, fixed income investments and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2011 and 2010. The category “Other International” represents the noncontributory defined benefit pension plans in Canada, the Netherlands, and South Africa.

The components of net periodic pension cost include the following (Dollars in thousands):

For the year ended October 31, 2011	Consolidated	United States	Germany	United Kingdom	Other International
Service cost	$12,625	$8,957	$450	$2,121	$1,097

Interest cost	29,636	16,651	1,406	7,008	4,571

Expected return on plan assets	(36,763)	(19,712)	—	(12,662)	(4,389)

Amortization of transition net asset	26	(48)	—	—	74

Amortization of prior service cost	1,868	1,868	—	—	—

Recognized net actuarial (gain) loss	8,404	7,118	145	429	712

Net periodic pension cost	$15,796	$14,834	$2,001	$(3,104)	$2,065

For the year ended October 31, 2010	Consolidated	United States	Germany	United Kingdom	Other International
Service cost	$12,670	$9,171	$366	$2,326	$807

Interest cost	29,213	15,990	1,387	6,958	4,878

Expected return on plan assets	(34,784)	(18,097)	—	(11,604)	(5,083)

Amortization of transition net asset	24	(48)	—	—	72

Amortization of prior service cost	951	951	—	—	—

Recognized net actuarial (gain) loss	6,718	5,899	—	524	295

Net periodic pension cost	$14,792	$13,866	$1,753	$(1,796)	$969

For the year ended October 31, 2009	Consolidated	United States	Germany	United Kingdom	Other International
Service cost	$10,224	$7,366	$345	$1,838	$675

Interest cost	31,440	16,572	1,505	6,792	6,571

Expected return on plan assets	(35,875)	(17,593)	—	(10,927)	(7,355)

Amortization of transition net asset	29	(48)	—	—	77

Amortization of prior service cost	1,005	1,017	9	—	(21)

Recognized net actuarial (gain) loss	(1,209)	38	—	(1,268)	21

Curtailment, settlement and other	497	147	—	350	—

Net periodic pension cost	$6,111	$7,499	$1,859	$(3,215)	$(32)

The significant weighted average assumptions used in determining benefit obligations and net periodic pension costs were as follows:

For the year ended October 31, 2011	Consolidated	United States	Germany	United Kingdom	Other International
Discount rate	4.94%	4.90%	5.25%	5.00%	5.07%

Expected return on plan assets(1)	7.20%	8.25%	0.00%	7.50%	4.55%

Rate of compensation increase	3.13%	3.00%	2.75%	4.00%	2.31%

For the year ended October 31, 2010
Discount rate	5.20%	5.50%	5.00%	5.25%	4.36%

Expected return on plan assets(1)	7.50%	8.25%	0.00%	7.50%	6.06%

Rate of compensation increase	3.11%	3.00%	2.75%	4.00%	2.32%

For the year ended October 31, 2009
Discount rate	5.72%	5.75%	6.00%	5.50%	5.99%

Expected return on plan assets(1)	7.69%	8.25%	0.00%	7.50%	6.73%

Rate of compensation increase	3.25%	3.00%	2.75%	4.00%	3.01%

(1)	To develop the expected long-term rate of return on assets assumption, the Company uses a generally consistent approach wordwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns, and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses.

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

For the year ended October 31, 2011	Consolidated	USA	Germany	United Kingdom	Other International
Change in benefit obligation:

Benefit obligation at beginning of year	$580,703	$309,455	$28,548	$134,459	$108,241

Service cost	12,625	8,957	450	2,121	1,097

Interest cost	29,636	16,651	1,406	7,008	4,571

Plan participant contributions	525	—	—	319	206

Amendments	(1,646)	(622)	—	(963)	(61)

Actuarial (gains) loss	24,973	24,780	(778)	6,172	(5,201)

Foreign currency effect	(2,947)	—	(390)	(1,314)	(1,243)

Benefits paid	(27,654)	(13,696)	(1,299)	(5,740)	(6,919)

Benefit obligation at end of year	$616,215	$345,525	$27,937	$142,062	$100,691

Change in plan assets:

Fair value of plan assets at beginning of year	$514,728	$228,302	$—	$178,486	$107,940

Actual return on plan assets	21,444	20,969	—	2,802	(2,327)

Expenses paid	(987)	(926)	—	—	(61)

Plan participant contributions	525	—	—	319	206

Other	1,060	—	—	(722)	1,782

Foreign currency effects	(3,183)	—	—	(1,492)	(1,691)

Employer contributions	32,595	27,900	—	3,043	1,652

Benefits paid	(25,894)	(13,235)	—	(5,740)	(6,919)

Fair value of plan assets at end of year	$540,288	$263,010	$—	$176,696	$100,582

For the year ended October 31, 2010	Consolidated	USA	Germany	United Kingdom	Other International
Change in benefit obligation:

Benefit obligation at beginning of year	$541,791	$284,680	$25,287	$133,669	$98,155

Service cost	12,670	9,171	366	2,326	807

Interest cost	29,213	15,990	1,387	6,958	4,878

Plan participant contributions	500	—	—	312	188

Amendments	1,351	1,397	—	—	(46)

Actuarial loss	34,275	10,734	4,393	1,694	17,454

Foreign currency effect	(12,452)	—	(1,608)	(4,259)	(6,585)

Benefits paid	(26,645)	(12,517)	(1,277)	(6,241)	(6,610)

Benefit obligation at end of year	$580,703	$309,455	$28,548	$134,459	$108,241

Change in plan assets:

Fair value of plan assets at beginning of year	$463,158	$194,470	$—	$166,250	$102,438

Actual return on plan assets	65,495	27,358	—	20,449	17,688

Expenses paid	(46)	—	—	—	(46)

Plan participant contributions	500	—	—	312	188

Other	(625)	(625)	—	—	—

Foreign currency effects	(11,816)	—	—	(5,291)	(6,525)

Employer contributions	22,983	19,169	—	3,007	807

Benefits paid	(24,921)	(12,070)	—	(6,241)	(6,610)

Fair value of plan assets at end of year	$514,728	$228,302	$—	$178,486	$107,940

For the year ended October 31, 2011	Consolidated	USA	Germany	United Kingdom	Other International
Unrecognized net actuarial loss	153,441	119,475	3,899	11,462	18,605

Unrecognized prior service cost	4,675	4,675	—	—	—

Unrecognized initial net obligation	471	(28)	—	—	499

Accumulated other comprehensive loss	$158,587	$124,122	$3,899	$11,462	19,104

Amounts recognized in the Consolidated Balance Sheets consist of:

Prepaid benefit cost	$40,741	$—	$—	$34,634	$6,107

Accrued benefit liability	(115,044)	(80,888)	(27,937)	—	(6,219)

Accumulated other comprehensive loss	158,587	124,122	3,899	11,462	19,104

Net amount recognized	$84,284	$43,234	$(24,038)	$46,096	$18,992

For the year ended October 31, 2010	Consolidated	USA	Germany	United Kingdom	Other International
Unrecognized net actuarial (gain) loss	125,520	104,697	4,872	(3,609)	19,560

Unrecognized prior service cost	6,239	6,239	—	—	—

Unrecognized initial net obligation	494	(76)	—	—	570

Accumulated other comprehensive (income) loss	$132,253	$110,860	$4,872	$(3,609)	20,130

Amounts recognized in the Consolidated Balance Sheets consist of:

Prepaid benefit cost	$48,815	$—	$—	$44,027	$4,788

Accrued benefit liability	(114,790)	(81,153)	(28,548)	—	(5,089)

Accumulated other comprehensive (income) loss	132,253	110,860	4,872	(3,609)	20,130

Net amount recognized	$66,278	$29,707	$(23,676)	$40,418	$19,829

Aggregated accumulated benefit obligations for all plans were $589.2 million and $556.6 million at October 31, 2011 and 2010, respectively. The $616.2 million projected benefit obligation consists of $345.5 million related to the United States pension and $270.7 million related to the non-United States pensions. The $540.3 million fair value of pension assets consists of $263.0 million related to the United States pension and $277.3 related to the non-United States pensions. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $388.8 million, $366.4 million and $273.7 million, respectively, as of October 31, 2011.

Pension plan contributions totaled $32.6 million, $23.0 million, and $15.9 million during 2011, 2010 and 2009, respectively. Contributions during 2012 are expected to be approximately $25.4 million. The Company expects to record an amortization loss of $11.3 million which is recorded in other comprehensive losses on the balance sheet.

The following table presents the fair value measurements for the pension assets:

As of October 31, 2011 (Dollars in thousands)

	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$83,854	$144,255	$—	$228,109

Debt securities	74,438	106,288	—	180,726

Other	—	131,453	—	131,453

Total	$158,292	$381,996	$—	$540,288

As of October 31, 2010 (Dollars in thousands)

	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$154,190	$134,057	$—	$288,247

Debt securities	—	87,504	—	87,504

Other	—	138,977		138,977

Total	$154,190	$360,538	$—	$514,728

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2011 Actual	Target
Equity securities	42%	41%

Debt securities	34%	35%

Other	24%	24%

Total	100%	100%

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

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2012	$27,744

2013	$28,626

2014	$30,202

2015	$31,191

2016	$31,892

2017-2021	$183,863

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $3.6 million in 2011, $2.9 million in 2010 and $1.7 million in 2009. For 2009 and in response to the current economic situation, contributions by the Company for employees accruing benefits in the 401(k) plans were suspended except for those participants not eligible to participate in the defined benefit pension plan or where contractually prohibited. New employees will continue to receive the Company contribution. For 2010 and 2011, the Company had reinstituted an employer match program.

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

The components of net periodic cost for the postretirement benefits include the following (Dollars in thousands):

For the years ended October 31,	2011	2010	2009
Service cost	$22	$19	$21

Interest cost	1,228	1,565	1,896

Amortization of prior service cost	(1,656)	(1,329)	(1,308)

Recognized net actuarial loss (gain)	(71)	(58)	(195)

	$(477)	$197	$414

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in thousands):

	October 31, 2011	October 31, 2010
Benefit obligation at beginning of year	$21,555	$25,396

Service cost	22	19

Interest cost	1,228	1,565

Actuarial loss	823	85

Foreign currency effect	(525)	237

Plan amendments	—	(3,215)

Benefits paid	(2,323)	(2,532)

Benefit obligation at end of year	$20,780	$21,555

Funded status	$(20,780)	$(21,555)

Unrecognized net actuarial loss	(1,106)	(2,075)

Unrecognized prior service credit	(12,419)	(14,255)

Net amount recognized	$(34,305)	$(37,885)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the international plan were $4.1 million and $0, respectively, as of October 31, 2011 compared to $4.4 million and $0, respectively, as of October 31, 2010.

The measurements assume a discount rate of 4.9% in the United States and 8.25% in South Africa. The health care cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	7.6%

Ultimate trend rate	5.1%

Year ultimate trend rate reached	2018

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$62	$(52)

Effect on postretirement benefit obligation	$708	$(603)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in thousands):

Year	Expected benefit payments
2012	$2,765

2013	$2,091

2014	$1,982

2015	$1,890

2016	$1,795

2017-2021	$7,741

NOTE 14—CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES

Litigation-related Liabilities

The Company may become involved from time-to-time in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its consolidated financial statements.

The Company may accrue for contingencies related to litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine whether its accruals are adequate. The amount of ultimate loss may differ from these estimates.

Environmental Reserves

As of October 31, 2011 and 2010, the Company had recorded liabilities of $29.3 million and $26.2 million, respectively, for estimated environmental remediation costs. The liabilities were recorded on an undiscounted basis and are included in other long-term liabilities. As of October 31, 2011 and 2010, the Company had recorded environmental liability reserves of $14.0 million and $14.5 million, respectively, for its blending facility in Chicago, Illinois; $9.5 million and $10.3 million, respectively, for our European drum facilities, and $4.2 million related to recent 2011 reconditioning company acquisitions. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates.

The environmental reserves recorded are based upon an evaluation of currently available facts with respect to each individual site, including the results of environmental studies and testing, and considering existing technology, presently enacted laws and regulations, and prior experience in remediation of contaminated sites. The Company initially provides for the estimated cost of environmental-related activities when costs can be reasonably estimated. If the best estimate of costs can only be identified as a range and no specific amount within that range can be determined more likely than any other amount within the range, the minimum of the range is accrued. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liability, these actions have formal agreements in place to apportion the liability.

The Company anticipates that cash expenditures in future periods for remediation costs at identified sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated as of October 31, 2011. As of October 31, 2011 Greif estimated that payments for environmental remediation will be $8.5 million in 2012, $3.4 million in 2013, $1.5 million in 2014, $2.6 million in 2015, $1.7 million in 2016, and $11.6 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

NOTE 15—EARNINGS PER SHARE

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share.” In accordance with this guidance, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder allocated assuming all of the earnings for the period have been distributed in the form of dividends.

The Company calculates Class A EPS as follows: (i) multiply 40 percent times the average Class A shares outstanding, then divide that amount by the product of 40 percent of the average Class A shares outstanding plus 60 percent of the average Class B shares outstanding to get a percentage, (ii) undistributed net income divided by the average Class A shares outstanding, (iii) multiply item (i) by item (ii), (iv) add item (iii) to the Class A cash dividend. Diluted shares are factored into the Class A calculation.

The Company calculates Class B EPS as follows: (i) multiply 60 percent times the average Class B shares outstanding, then divide that amount by the product of 40 percent of the average Class A shares outstanding plus 60 percent of the average Class B shares outstanding to get a percentage, (ii) undistributed net income divided by the average Class B shares outstanding, (iii) multiply item (i) by item (ii), (iv) add item (iii) to the Class B cash dividend. Class B diluted EPS is identical to Class B basic EPS.

The following table provides EPS information for each period, respectively:

(In millions except per share data)	2011	2010	2009
Numerator

Numerator for basic and diluted EPS—

Net income attributable to Greif	$176.0	$210.0	$110.6

Cash dividends	97.8	93.1	88.0

Undistributed net income attributable to Greif, Inc.	$78.2	$116.9	$22.6

Denominator

Denominator for basic EPS—

Class A common stock	24.9	24.7	24.3

Class B common stock	22.3	22.4	22.5

Denominator for diluted EPS—

Class A common stock	25.0	25.0	24.6

Class B common stock	22.3	22.4	22.5

EPS Basic

Class A common stock	$3.02	$3.60	$1.91

Class B common stock	$4.52	$5.40	$2.86

EPS Diluted

Class A common stock	$3.01	$3.58	$1.91

Class B common stock	$4.52	$5.40	$2.86

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

Common Stock Repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2011, the Company repurchased 8,700 shares of Class A Common Stock and 291,300 shares of Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2011, the Company had repurchased 3,183,272 shares, including 1,425,452 shares of Class A Common Stock and 1,757,820 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2008 through October 31, 2011 was $20.9 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2011:

Class A Common Stock	128,000,000	42,281,920	24,972,029	17,309,891

Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034

October 31, 2010:

Class A Common Stock	128,000,000	42,281,920	24,756,974	17,524,946

Class B Common Stock	69,120,000	34,560,000	22,412,266	12,147,734

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2011	2010	2009
Class A Common Stock:

Basic shares	24,869,573	24,654,364	24,328,724

Assumed conversion of stock options	174,869	304,712	311,259

Diluted shares	25,044,442	24,959,076	24,639,983

Class B Common Stock:

Basic and diluted shares	22,349,844	22,445,322	22,475,707

There were no stock options that were antidilutive for the years ended October 31, 2011, 2010, or 2009.

Dividends per Share

The Company pays quarterly dividends of varying amounts computed on the basis as described above. The annual dividends paid for the last two years are as follows:

2011 Dividends per Share - Class A $1.68; Class B $2.51

2010 Dividends per Share - Class A $1.60; Class B $2.39

NOTE 16—EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings (losses) of unconsolidated affiliates, net of tax

Equity earnings (losses) of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates. Equity earnings (losses) of unconsolidated affiliates, net of tax for 2011, 2010 and 2009 were $4.8 million, $3.5 million and ($0.4) million, respectively.

The Company received dividends from our equity method affiliates of $0.2 million for the year ending October 31, 2011 and $0.5 million for the year ending October 31, 2009. There were no dividends received from the Company’s equity method affiliates for the year ended October 31, 2010. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million due under various terms in 2016. As of October 31, 2011 these loans had an outstanding balance of $20.0 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. One of the companies acquired in 2011 is a joint venture. The Company does not own 100 percent of this acquired company, and it is not a VIE. The Company does, however, exert control over this acquired company, and accordingly, the operations of this acquired company are consolidated with the Company’s operations. Noncontrolling interests from this acquisition were recorded for $25.9 million for the year ended October 31, 2011. Net income attributable to noncontrolling interests for the years ended October 31, 2011, 2010 and 2009 was $1.1 million, $5.5 million and $3.2 million, respectively.

NOTE 17—BUSINESS SEGMENT INFORMATION

The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.

Operations in the Rigid Industrial Packaging & Services segment involve the production and sale of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. The Company’s rigid industrial packaging products are sold to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and a North American provider of industrial and consumer shipping sacks and multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold to customers and in market segments similar to those of our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical building products and food industries.

Operations in the Paper Packaging segment involve the production and sale of containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications. Operations related to the Company’s industrial and consumer multiwall bag products were reclassified from this segment to the Flexible Products & Services segment in the first quarter of 2010.

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 267,750 acres of timber properties in the southeastern United States, which are actively managed, and 14,700 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, higher and better use properties, and development properties.

The following segment information is presented for each of the three years in the period ended October 31, 2011, except (Dollars in thousands):

	2011	2010	2009
Net sales:

Rigid Industrial Packaging & Service	$3,014,109	$2,587,854	$2,266,890

Flexible Products & Services	537,993	233,119	43,975

Paper Packaging	674,945	624,092	460,712

Land Management	20,907	16,472	20,640

Total net sales	$4,247,954	$3,461,537	$2,792,217

Operating profit:

Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:

Rigid Industrial Packaging & Service	$261,800	$291,066	$210,908

Flexible Products & Services	41,245	18,761	8,588

Paper Packaging	74,385	60,640	35,526

Land Management	19,045	9,001	22,237

Total operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	396,475	379,468	277,259

Restructuring charges:

Rigid Industrial Packaging & Service	24,055	20,980	65,742

Flexible Products & Services	6,898	624	—

Paper Packaging	(451)	5,142	685

Land Management	(6)	—	163

Total restructuring charges	30,496	26,746	66,590

	2011	2010	2009

Restructuring-related inventory charges:

Rigid Industrial Packaging	—	131	10,772

Total inventory-related restructuring charges	—	131	10,772

Acquisition-related costs:

Rigid Industrial Packaging & Service	9,872	7,672	—

Flexible Products & Services	14,513	19,504	—

Total acquisition-related costs	24,385	27,176	—

Non-cash asset impairment charges:

Rigid Industrial Packaging & Service	1,547	—	—

Flexible Products & Services	2,962	—	—

Total non-cash asset impairment charges	4,509	—	—

Operating profit:

Rigid Industrial Packaging	226,326	262,283	134,394

Flexible Products & Services	16,872	(1,367)	8,588

Paper Packaging	74,836	55,498	34,841

Land Management	19,051	9,001	22,074

Total operating profit	$337,085	$325,415	$199,897

	2011	2010	2009
Assets:

Rigid Industrial Packaging & Services	$2,738,182	$2,058,165	$1,783,821

Flexible Products & Services	383,507	353,715	15,296

Paper Packaging	420,370	435,555	402,787

Land Management	280,141	274,352	254,856

Total segment	3,822,200	3,121,787	2,456,760

Corporate and other	385,082	376,658	367,169

Total assets	$4,207,282	$3,498,445	$2,823,929

Depreciation, depletion and amortization expense:

Rigid Industrial Packaging & Services	$93,023	$79,050	$73,212

Flexible Products & Services	16,537	4,937	794

Paper Packaging	31,622	29,204	25,517

Land Management	3,009	2,783	3,104

Total depreciation, depletion and amortization expense	$144,191	$115,974	$102,627

The following geographic information is presented for each of the three years in the period ended October 31, 2011, (Dollars in thousands):

	2011	2010	2009
Net Sales

North America	$1,932,837	$1,732,880	$1,530,438

Europe, Middle East, and Africa	1,645,577	1,171,363	835,117

Asia Pacific and Latin America	669,540	557,294	426,662

Total net sales	$4,247,954	$3,461,537	$2,792,217

The following table presents total assets by geographic region (Dollars in thousands):

	2011	2010
Assets:

North America	$1,779,475	$1,895,475

Europe, Middle East, and Africa	1,750,352	1,012,131

Asia Pacific and Latin America	677,455	590,839

Total assets	$4,207,282	$3,498,445

NOTE 18—QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2011 and 2010 are shown below (Dollars in thousands, except per share amounts):

2011	January 31	April 30	July 31	October 31

Net sales	$943,792	$1,050,766	$1,121,902	$1,131,494

Gross profit	$176,085	$207,354	$211,331	$206,355

Net income(1)	$41,097	$50,591	$64,974	$20,512

Net income attributable to Greif, Inc.(1)	$41,441	$50,884	$62,940	$20,775

Earnings per share

Basic:

Class A Common Stock	$0.71	$0.87	$1.08	$0.36

Class B Common Stock	$1.06	$1.31	$1.61	$0.53

Diluted:

Class A Common Stock	$0.71	$0.87	$1.07	$0.36

Class B Common Stock	$1.06	$1.31	$1.61	$0.53

Earnings per share were calculated using the following number of shares:

Basic:

Class A Common Stock	24,787,857	24,825,768	24,897,665	24,967,000

Class B Common Stock	22,412,266	22,385,922	22,362,266	22,238,920

Diluted:

Class A Common Stock	25,062,556	25,106,844	25,100,003	25,069,409

Class B Common Stock	22,412,266	22,385,922	22,362,266	22,238,920

Market price (Class A Common Stock):

High	$65.76	$67.02	$67.57	$61.73

Low	$57.81	$60.67	$60.53	$40.77

Close	$63.05	$62.10	$61.05	$44.78

Market price (Class B Common Stock):

High	$63.00	$62.85	$62.50	$58.61

Low	$56.75	$57.96	$57.84	$40.55

Close	$60.45	$58.21	$58.33	$45.60

(1)	We recorded the following significant transactions during the fourth quarter of 2011: (i) restructuring charges of $19.1 million and (ii) acquisition-related charges of $5.2 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2010	January 31	April 30	July 31	October 31
Net sales	$709,682	$836,580	$921,333	$993,942

Gross profit	$137,712	$168,516	$191,039	$206,395

Net income(1)	$26,231	$44,832	$67,759	$76,635

Net income attributable to Greif, Inc.(1)	$24,819	$42,634	$65,975	$76,557

Earnings per share

Basic:

Class A Common Stock	$0.43	$0.73	$1.13	$1.31

Class B Common Stock	$0.63	$1.10	$1.70	$1.97

Diluted:

Class A Common Stock	$0.43	$0.73	$1.12	$1.30

Class B Common Stock	$0.63	$1.10	$1.70	$1.97

Earnings per share were calculated using the following number of shares:

Basic:

Class A Common Stock	24,545,131	24,637,648	24,687,006	24,747,669

Class B Common Stock	22,462,266	22,462,266	22,444,488	22,412,266

Diluted:

Class A Common Stock	24,907,553	25,008,915	24,999,901	25,078,601

Class B Common Stock	22,462,266	22,462,266	22,444,488	22,412,266

Market price (Class A Common Stock):

High	$59.31	$61.02	$60.84	$61.31

Low	$48.36	$46.01	$50.00	$54.90

Close	$48.36	$59.18	$59.63	$58.74

Market price (Class B Common Stock):

High	$53.42	$57.80	$57.75	$58.99

Low	$45.20	$45.62	$47.00	$52.87

Close	$48.59	$57.00	$57.35	$58.00

(1)	We recorded the following significant transactions during the fourth quarter of 2010: (i) restructuring charges of $6.2 million and (ii) acquisition-related charges of $7.1 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 9, 2011, there were 423 stockholders of record of the Class A Common Stock and 104 stockholders of record of the Class B Common Stock.

NOTE 19—CORRECTION OF ERRORS AND RESTATEMENT

In the fourth quarter of 2011, the Company corrected a prior period error related to the incorrect balance sheet elimination of certain intercompany balances occurring in 2003. The effect of the error impacted both foreign currency translation within other comprehensive income (loss), which had been overstated by $19.6 million, and accounts payable, which had been understated by $19.6 million. The Company has corrected the error for all periods presented by restating the consolidated statements of changes in shareholders’ equity and the consolidated balance sheets. The correction of the error did not impact total assets, consolidated net income, or cash flows

During the third quarter of 2011, the Company recorded an out-of-period correction of an error in both noncontrolling interest, which had been understated by $24.7 million, and foreign currency translation within other comprehensive income (loss), which had been overstated by $24.7 million, as of October 31, 2010. Since the Company restated its consolidated financial statements for the intercompany error noted above, the consolidated balance sheet as of October 31, 2010 and the consolidated statements of changes in shareholders’ equity have also been restated to reflect this correction as of October 31, 2010. The correction of the error did not impact total assets, consolidated net income, or cash flows.

The following are the previously stated and corrected balances on the consolidated balance sheets as of October 31, 2009 and 2010:

	October 31, 2009
Consolidated Balance Sheet	As Previously Reported	Correction	As Restated
Current liabilities

Accounts payable	335,816	19,547	355,363

Current liabilities	562,097	19,547	581,644

Shareholders’ equity

Accumulated other comprehensive income (loss):

Foreign currency translation	(6,825)	(19,547)	(26,372)

Other comprehensive loss	(88,246)	(19,547)	(107,793)

Noncontrolling interests	6,997	—	6,997

Total shareholders’ equity	1,106,592	(19,547)	1,087,045

Total liabilities and shareholders’ equity	2,823,929	—	2,823,929

	October 31, 2010
Consolidated Balance Sheet	As Previously Reported	Correction	As Restated
Current Liabilities

Accounts payable	448,310	19,547	467,857

Current liabilities	761,811	19,547	781,358

Shareholders’ equity

Accumulated other comprehensive income (loss):

Foreign currency translation	44,612	(44,224)	388

Other comprehensive loss	(33,419)	(44,224)	(77,643)

Noncontrolling interests	76,711	24,677	101,388

Total shareholders’ equity	1,355,432	(19,547)	1,335,885

Total liabilities and shareholders’ equity	3,498,445	—	3,498,445

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Greif, Inc.

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiaries at October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 19 to the consolidated financial statements, the Company has restated the October 31, 2010 and 2009 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif Inc.’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Columbus, Ohio

December 16, 2011

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

The following report is provided by our management on our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

2.	Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2011, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by management.

4.

This assessment excluded the internal control over financial reporting of four European companies acquired in February, May, July and August; two joint ventures entered into in February and August in North America and Asia Pacific, respectively; and the acquisition of additional shares of a company in North America that was a consolidated subsidiary as of October 31, 2011, which are included in the 2011 Consolidated Financial Statements of Greif, Inc. and subsidiaries, and constituted total assets and net sales of 0.7% and 0.2%, respectively, for the first European company, 0.0% and 0.0%, respectively, for the North American joint venture which is accounted for under the equity method of accounting, 0.6% and 0.4%, respectively, for the second European company, 6.3% and 1.2%, respectively, for the third European company, 5.7% and 0.8%, respectively, for the fourth European company, 0.2% and 0.4%, respectively, for the Asia Pacific joint venture and 0.4% and 0.0% for the acquisition of additional shares of a company in North American company, of the Company’s consolidated financial statements as of and for the year ended October 31, 2011.

Our internal control over financial reporting as of October 31, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

Greif, Inc.

We have audited Greif, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Greif, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of four European companies acquired in February 2011, May 2011, July 2011 and August 2011, two joint ventures entered into in February 2011 and August 2011 in North America and Asia Pacific, respectively, and the acquisition of additional shares of a company in North America that was a consolidated subsidiary as of October 31, 2011, which are included in the 2011 Consolidated Financial Statements of Greif, Inc. and subsidiaries, and constituted total assets and net sales of 0.7% and 0.2%, respectively, for the first European company, 0.6% and 0.4%, respectively, for the second European company, 6.3% and 1.2%, respectively, for the third European company, 5.7% and 0.8%, respectively, for the fourth European company, 0.0% and 0.0%, respectively, for the North American joint venture which is accounted for under the equity method of accounting, 0.2% and 0.4%, respectively, for the Asia Pacific joint venture and 0.4% and 0.0% for the acquisition of additional shares of a company in a North American company, of the Company’s consolidated financial statements as of and for the year ended October 31, 2011. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired operations referred to above.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2011 of Greif, Inc. and subsidiaries and schedule and our report dated December 16, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young, LLP

Columbus, Ohio

December 16, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1—Election of Directors” in the 2012 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2012 Proxy Statement, which information is incorporated herein by reference.

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

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2012 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2011 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2012 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2012 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2012 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2012 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2012 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3(a)	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3(b)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3(c)	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3(d)	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

3(e)	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective November 1, 2011).	Current Report on Form 8-K dated November 2, 2011, File No. 001-00566 (see Exhibit 99.2 therein)

4(a)	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6-3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4(b)	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7-3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

4(c)	Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10(a)*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(b)*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10(c)*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10(d)*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10(e)*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10(f)*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

10(g)*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10(h)*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10(i)*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Included herein.

10(j)*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10(k)*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Included herein.

10(l)*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10(m)*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10(n)*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10(o)*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10(p)*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10(q)*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated June 10, 2011, with Robert M. McNutt	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.1 therein).

10(r)	Amended and Restated Credit Agreement dated October 29, 2010 among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as borrowers, with a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC, J.P. Morgan Securities LLC, KeyBank National Association, Citizens Bank of Pennsylvania and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Citizens Bank of Pennsylvania, Deutsche Bank Securities Inc. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association and Fifth Third Bank, as managing agents.	Current Report on Form 8-K dated November 4, 2010, File No. 001-00566 (see Exhibit 99.2 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(s)	First Amendment dated as of June 22, 2011, to the Amended and Restated Credit Agreement dated as of October 29, 2010, among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as Borrowers, a syndicate of financial institutions, as Lenders, and Bank Of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.2 therein).

10(t)	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10(u)	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10(v)	Amendment dated as of June 29, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

10(w)	Amendment dated as of October 27, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

10(x)	Amendment dated as of April 30, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10(y)	Amendment dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(z)	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(bb) therein).

10(aa)	First Amendment dated as of September 11, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10(bb)	Second Amendment dated as of December 7, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Annual Report on Form 10-K for fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 10(dd) therein).

10(cc)	Third Amendment dated as of May 10, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008 by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 99.1 therein).

10(dd)	Fourth Amendment dated as of June 22, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.1 therein).

10(ee)	Fifth Amendment dated as of September 30, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(cc) therein).

10(ff)	Sixth Amendment, dated as of September 19, 2011, to the Transfer and Administration Agreement, dated as of December 8, 2008, by and among Greif Packaging LLC, Greif Receivables Funding LLC and Bank of America National Association, as Managing Agent, Administrator, Committed Investor and Agent.	Current Report on Form 8-K dated September 23, 2011, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10(gg)	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10(hh)	Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10(ii)	Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ff) therein).

10(jj)	First Amendment dated as of September 30, 2010, to the Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(gg) therein).

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes.	Contained herein.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 16, 2011	By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ DAVID B. FISCHER	/s/ ROBERT M. MCNUTT
David B. Fischer President and Chief Executive Officer Member of the Board of Directors (principal executive officer)	Robert M. McNutt Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ KENNETH B. ANDRE III	MICHAEL J. GASSER*
Kenneth B. Andre III Vice President, Corporate Controller (principal accounting officer)	Michael J. Gasser Executive Chairman Member of the Board of Directors

VICKI L. AVRIL *	JOHN F. FINN*
Vicki L. Avril Member of the Board of Directors	John F. Finn Member of the Board of Directors

JOHN W. MCNAMARA *	BRUCE A. EDWARDS *
John W. McNamara Member of the Board of Directors	Bruce A. Edwards Member of the Board of Directors

DANIEL J. GUNSETT *	JUDITH D. HOOK *
Daniel J. Gunsett Member of the Board of Directors	Judith D. Hook Member of the Board of Directors

PATRICK J. NORTON *	MARK A. EMKES*
Patrick J. Norton Member of the Board of Directors	Mark A. Emkes Member of the Board of Directors

*	The undersigned, David B. Fischer, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Each of the above signatures is affixed as of December 16, 2011.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2009:

Allowance for doubtful accounts	$13.5	$2.3	$(3.9)	$0.6	$12.5

Environmental reserves	$37.2	$1.1	$(3.4)	$(1.5)	$33.4

Year ended October 31, 2010:

Allowance for doubtful accounts	$12.5	$1.1	$(0.2)	$(0.1)	$13.3

Environmental reserves	$33.4	$0.4	$(1.5)	$(6.1)	$26.2

Year ended October 31, 2011:

Allowance for doubtful accounts	$13.3	$1.0	$(0.5)	$—	$13.8

Environmental reserves	$26.2	$4.5	$(1.3)	$(0.1)	$29.3