Form 10-Q
period 2012-01-31
GREIF INC
filed 2012-03-02
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending January 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock at the close of business on February 27, 2012:

September 30,
Class A Common Stock	25,122,916 shares
Class B Common Stock	22,120,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	September 30,	September 30,
	Three months ended
	January 31,
	2012	2011

Net sales	$992.7	$943.8
Cost of products sold	814.0	767.7

Gross profit	178.7	176.1

Selling, general and administrative expenses	112.6	106.5
Restructuring charges	8.9	3.0

(Gain) on disposal of properties, plants and equipment, net	(1.1)	(2.1)

Operating profit	58.3	68.7

Interest expense, net	23.7	16.8
Other income, net	(0.2)	(1.9)

Income before income tax expense and equity earnings of unconsolidated affilitates, net	34.8	53.8

Income tax expense	10.2	13.2

Equity earnings of unconsolidated affiliates, net of tax	—	0.5

Net income	24.6	41.1

Net (income) loss attributable to noncontrolling interests	(0.7)	0.3

Net income attributable to Greif, Inc.	$23.9	$41.4

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$0.71
Class B Common Stock	$0.61	$1.06

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$0.71
Class B Common Stock	$0.61	$1.06

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	September 30,	September 30,
	January 31, 2012	October 31, 2011

Current assets
Cash and cash equivalents	104.0	127.4
Trade accounts receivable, less allowance of $13.2 in 2012 and $13.8 in 2011	546.8	568.6
Inventories	394.7	432.5
Deferred tax assets	22.4	23.7
Net assets held for sale	10.3	11.4
Current portion related party notes and advances receivable	14.8	1.7
Prepaid expenses and other current assets	142.9	140.0

	1,235.9	1,305.3

Long-term assets
Goodwill	964.6	1,004.9
Other intangible assets, net of amortization	214.9	229.8
Deferred tax assets	65.6	70.6
Related party notes receivable	17.9	18.3
Assets held by special purpose entities	50.9	50.9
Other long-term assets	94.5	92.2

	1,408.4	1,466.7

Properties, plants and equipment
Timber properties, net of depletion	217.9	216.0
Land	141.8	123.1
Buildings	455.1	480.4
Machinery and equipment	1,365.6	1,389.0
Capital projects in progress	166.0	140.0

	2,346.4	2,348.5
Accumulated depreciation	(925.1)	(913.2)

	1,421.3	1,435.3

Total assets	$4,065.6	4,207.3

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	September 30,
	January 31, 2012	October 31, 2011

Current liabilities
Accounts payable	$394.2	$487.8
Accrued payroll and employee benefits	62.9	99.8
Restructuring reserves	16.0	19.6
Current portion of long-term debt	15.6	12.5
Short-term borrowings	110.4	137.3
Deferred tax liabilities	4.6	5.1
Other current liabilities	157.1	167.7

	760.8	929.8

Long-term liabilities
Long-term debt	1,388.0	1,345.1
Deferred tax liabilities	203.9	196.7
Pension liabilities	75.6	76.1
Postretirement benefit obligations	20.1	20.9
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	182.0	203.2

	1,912.9	1,885.3

Shareholders’ equity
Common stock, without par value	120.0	113.8
Treasury stock, at cost	(131.7)	(132.0)
Retained earnings	1,401.3	1,401.7
Accumulated other comprehensive loss:
- foreign currency translation	(33.0)	(46.4)
- interest rate and other derivatives	(0.3)	(0.1)
- minimum pension liabilities	(97.2)	(101.6)

Total Greif, Inc. shareholders’ equity	1,259.1	1,235.4

Noncontrolling interests	132.8	156.8

Total shareholders’ equity	1,391.9	1,392.2

Total liabilities and shareholders’ equity	$4,065.6	$4,207.3

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	September 30,	September 30,
For the three months ended January 31,	2012	2011
Cash flows from operating activities:
Net income	$24.6	$41.1
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	38.7	33.1
Asset impairments	1.8	0.5
Unrealized foreign exchange gain	(2.7)	(2.1)
Deferred income taxes	(3.5)	1.3
Gain on disposals of properties, plants and equipment, net	(1.1)	(2.1)
Equity earnings of affiliates	—	(0.5)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	10.8	5.9
Inventories	28.7	(18.0)
Accounts payable	(82.4)	(73.9)
Restructuring reserves	(3.1)	(1.9)
Pension and postretirement benefit liabilities	(6.2)	10.1
Other, net	1.6	(61.7)

Net cash provided by (used in) operating activities	7.2	(68.2)

Cash flows from investing activities:
Cash paid for deferred purchase price	(14.3)	—
Purchases of properties, plants and equipment	(40.7)	(40.5)
Purchases of timber properties	(2.6)	(0.4)
Proceeds from the sale of properties, plants, equipment and other assets	1.3	2.7
Issuance of notes receivable and advances to related parties	(12.6)	(0.6)

Net cash used in investing activities	(68.9)	(38.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	948.0	847.7
Payments on long-term debt	(853.4)	(697.3)
Proceeds from short-term borrowings, net	(12.7)	27.4
Proceeds from (payments of) trade accounts receivable credit facility, net	(17.5)	(36.8)
Dividends paid	(24.3)	(24.3)
Exercise of stock options	0.2	0.2

Net cash provided by financing activities	40.3	116.9

Effects of exchange rates on cash	(2.0)	0.8

Net increase (decrease) in cash and cash equivalents	(23.4)	10.7
Cash and cash equivalents at beginning of period	127.4	107.0

Cash and cash equivalents at end of period	$104.0	$117.7

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2012

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2012 and October 31, 2011 and the consolidated statements of operations and cash flows for the three-month periods ending January 31, 2012 and 2011 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2011 (the “2011 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2011 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2012 or 2011, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

Certain and appropriate prior year amounts have been reclassified to conform to the 2012 presentation.

Newly Adopted Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to Accounting Standards Codification (“ASC”) 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The Company adopted the new guidance beginning November 1, 2011, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2012, the FASB has issued ASU’s 2009-01 through 2011-12. The Company has reviewed each ASU and the adoption of each ASU is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of ASU 2011-05. The Company is expected to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company is expected to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is expected to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

During the three months ending January 31, 2012 and 2011, the Company completed no acquisitions or divestitures; however, the Company made a $14.3 million deferred cash payment during the three months ending January 31, 2012 for an acquisition completed in 2010. The following table presents a summary of the acquisition activity over the prior two fiscal years, 2012 and 2011, respectively (Dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
			January 31, 2012
	# of Acquisitions	Purchase Price, net of cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2012 Acquisitions	0	$0	$0	$0	$0
Total 2011 Acquisitions	8	$344.9	$106.9	$74.6	$282.9

Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2011, the Company completed eight acquisitions, all in the Rigid Industrial Packaging & Services segment: three European companies acquired in February, July and August; two joint ventures in North America and Asia Pacific entered into in February and August, respectively; one Middle Eastern company acquired in May; the acquisition of the remaining outstanding minority shares from a 2008 acquisition in South America; and the acquisition of additional shares of a consolidated subsidiary in North America.

The Company has allocated purchase price at the dates of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company may refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” we have considered the effect of the 2012 and 2011 acquisitions in the consolidated statements of operations for each period ending January 31, 2012 and 2011, respectively. The revenue and operating profit of the 2011 acquisitions included in the Company’s first quarter 2012 consolidated results totaled $95.6 million and $3.6 million, respectively. Pro-forma results of operations, assuming that the 2011 acquisitions had taken place at the beginning of 2011, were not materially different from reported results and, consequently, are not presented.

The Company’s 2011 acquisitions were made to obtain technologies, patents, equipment, customer lists and access to markets. All of the 2011 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

Pursuant to the terms of a Receivable Purchase Agreement (the “RPA”) between Greif Coordination Center BVBA (“Seller”), an indirect wholly-owned subsidiary of Greif, Inc., and a major international bank, the seller agreed to sell trade receivables meeting certain eligibility requirements that seller had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. This agreement is amended from time to time to add additional Greif entities. In addition, Greif Italia S.P.A., also an indirect wholly-owned subsidiary of Greif, Inc., entered into the Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA is similar in structure and terms as the RPA. The maximum amount of receivables that may be financed under the RPA and the Italian RPA is €115 million ($150.9 million) as of January 31, 2012.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.9 million) as of January 31, 2012.

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.9 million) as of January 31, 2012.

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

As of January 31, 2012 and October 31, 2011, €85.0 million ($111.6 million) and €105.4 million ($149.2 million), respectively, of accounts receivable were sold under the RPA and Italian RPA.

As of January 31, 2012 and October 31, 2011, 9.1 million Singapore Dollars ($7.3 million) and 12.2 million Singapore Dollars ($9.8 million), respectively, of accounts receivable were sold under the Singapore RPA.

As of January 31, 2012 and October 31, 2011, 13.2 million Malaysian Ringgits ($4.3 million) and 12.6 million Malaysian Ringgits ($4.1 million), respectively, of accounts receivable were sold under the Malaysian Agreements.

Expenses associated with the RPA and Italian RPA totaled €0.7 million ($0.9 million) and €0.8 million ($1.0 million) for the three months ending January 31, 2012 and 2011, respectively. Expenses associated with the Singapore RPA totaled 0.1 million Singapore Dollars ($0.1 million) and 0.1 million Singapore Dollars ($0.1 million) for the three months ending January 31, 2012 and 2011, respectively. Expenses associated with the Malaysian Agreements totaled 0.2 million Malaysian Ringgits ($0.1 million) and 0.2 million Malaysian Ringgits ($0.1 million) the three months ending January 31, 2012 and 2011, respectively.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPA, the Italian RPA, the Singapore RPA, and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis. Inventories are summarized as follows (Dollars in millions):

	September 30,	September 30,
	January 31,	October 31,
	2012	2011
Finished Goods	$102.0	$105.4
Raw materials and work-in-process	292.7	327.1

	$394.7	$432.5

NOTE 5 — NET ASSETS HELD FOR SALE

As of January 31, 2012 and October 31, 2011, there were six locations with assets held for sale. During the three months ending January 31, 2012, one location was placed back in service and depreciation was resumed for purposes of GAAP. As a result of placing this location back in service in 2012, the 2011 consolidated balance sheet has been reclassified for such location to conform to the current year presentation. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ending January 31, 2012 the Company recorded a gain on disposal of PP&E, net of $1.1 million. There was a sale of miscellaneous equipment in the Paper Packaging segment which resulted in a $0.5 million gain, sales of special use properties in the Land Management segment which resulted in a $0.4 million gain and sales of other miscellaneous equipment in the Rigid Industrial Packaging & Services segment which resulted in a $0.2 million gain. None of these were previously classified as held for sale.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the three-month period ending January 31, 2012 (Dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2011	$866.9	$78.1	$59.7	$0.2	$1,004.9
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	(7.3)	0.2	—	—	(7.1)
Currency translation	(27.5)	(5.7)	—	—	(33.2)

Balance at January 31, 2012	$832.1	$72.6	$59.7	$0.2	$964.6

The goodwill adjustments decreased goodwill by a net amount of $7.1 million related to the finalization of purchase price allocation of prior year acquisitions. Certain business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate.

The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2012 and October 31, 2011 (Dollars in millions):

	September 30,	September 30,	September 30,
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2011:
Trademark and patents	$47.4	$17.4	$30.0
Non-compete agreements	22.8	9.0	13.8
Customer relationships	183.0	22.4	160.6
Other	33.1	7.7	25.4

Total	$286.3	$56.5	$229.8

January 31, 2012:
Trademark and patents	$42.7	$8.2	$34.5
Non-compete agreements	16.0	5.4	10.6
Customer relationships	193.2	42.5	150.7
Other	21.0	1.9	19.1

Total	$272.9	$58.0	$214.9

Gross intangible assets decreased by $13.4 million for the three-month period ending January 31, 2012. The decrease in gross intangible assets was attributable to $0.2 million of adjustments to the preliminary purchase price allocations related to the 2011 acquisitions in the Rigid Industrial Packaging & Services segment and $13.2 million was attributable to currency fluctuations. Accumulated amortization increased by $1.5 million for the three-month period ending January 31, 2012. The increase in accumulated amortization was attributable to a decrease of $0.2 million with adjustments to preliminary purchase price allocations related to the 2011 acquisitions in the Rigid Industrial Packaging & Services segment and $1.7 million was attributable to currency fluctuations. Amortization expense for the three months ending January 31, 2012 and 2011 was $5.2 million and $4.2 million, respectively. Amortization expense for the next five years is expected to be $22.7 million in 2012, $22.3 million in 2013, $21.6 million in 2014, $20.5 million in 2015 and $19.9 million in 2016.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competition covenants, one to 23 years for customer relationships and four to 20 years for other intangibles, except for $25.5 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.

The Company reviews goodwill and indefinite-lived intangible assets for impairment by reporting unit as required by ASC 350, “Intangibles—Goodwill and Other”, on an annual basis and when events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management.

The Company’s business segments have been identified as reporting units and the Company concluded that no impairment or impairment indicators exist as of January 31, 2012.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three-month period ending January 31, 2012 (Dollars in millions):

	September 30,	September 30,	September 30,	September 30,
	Cash Charges		Non-cash Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total

Balance at October 31, 2011	$11.8	$7.6	$0.2	$19.6
Costs incurred and charged to expense	5.2	1.9	1.8	8.9
Costs paid or otherwise settled	(9.3)	(1.6)	(1.6)	(12.5)

Balance at January 31, 2012	$7.7	$7.9	$0.4	$16.0

The focus for restructuring activities in 2012 continues to be on the contingency actions and integration of acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ending January 31, 2012, the Company recorded restructuring charges of $8.9 million, which compares to $3.0 million of restructuring charges during the three months ending January 31, 2011. The restructuring activity for the three-month period ending January 31, 2012 consisted of $5.2 million in employee separation costs, $1.8 million in asset impairments and $1.9 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2012 and 2013 or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Amounts expected to be incurred were $25.5 million and $10.4 million at January 31, 2012 and October 31, 2011, respectively. The increase was due to the formulation of new plans by management. (Dollars in millions):

	September 30,	September 30,	September 30,
	Amounts Expected to be	Three months ended	Amounts Remaining to be
	Incurred	January 31, 2012	Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$12.6	$4.3	$8.3
Asset impairments	1.7	1.7	—
Other restructuring costs	8.8	1.3	7.5

	23.1	7.3	15.8
Flexible Products & Services
Employee separation costs	1.7	0.9	0.8
Asset impairments	0.1	0.1	—
Other restructuring costs	0.6	0.6	—

	2.4	1.6	0.8

	$25.5	$8.9	$16.6

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) at inception of arrangement or whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary designation is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

Significant Nonstrategic Timberland Transactions

In March 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million. The purchase price was paid in the form of cash and a $50.9 million purchase note payable (the “Purchase Note”) by an indirect subsidiary of Plum Creek (the “Buyer SPE”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of the Company’s indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.

In May 2005, STA Timber issued in a private placement its 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time.

The Buyer SPE is deemed to be a VIE since the Buyer SPE is not able to satisfy its liabilities without financial support from the Company. The Buyer SPE is a separate and distinct legal entity from the Company, but the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.

As of January 31, 2012 and October 31, 2011, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For the three-month periods ending January 31, 2012 and 2011, the Buyer SPE recorded interest income of $0.6 million, respectively.

As of January 31, 2012 and October 31, 2011, STA Timber had long-term debt of $43.3 million. For each of the three-month periods ending January 31, 2012 and 2011, STA Timber recorded interest expense of $0.6 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The economic and business purpose underlying the Flexible Products JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Products JV were existing businesses acquired by a subsidiary of Greif, Inc. and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Products JV, notwithstanding the actual ownership interests in the various legal entities.

All investments, loans and capital contributions are to be shared equally by Greif, Inc. and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Products JV total net assets (Dollars in millions):

	September 30,	September 30,	September 30,
October 31, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$192.9	$171.3	$364.2
Total liabilities	78.9	57.2	136.1

Net assets	$114.0	$114.1	$228.1

January 31, 2012	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$194.0	$149.5	$343.5
Total liabilities	74.5	51.1	125.6

Net assets	$119.5	$98.4	$217.9

As of January 31, 2012, Asset Co. had outstanding advances to NSC for $13.0 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $8.6 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements. Net loss attributable to the non controlling interest in the Flexible Products JV for the three months ending January 31, 2012 and 2011 were $1.4 million and $1.7 million, respectively.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Credit Agreement	$468.0	$355.4
Senior Notes due 2017	302.7	302.9
Senior Notes due 2019	243.1	242.9
Senior Notes due 2021	262.5	280.2
Trade accounts receivable credit facility	112.5	130.0
Other long-term debt	14.8	46.2

	1,403.6	1,357.6
Less current portion	(15.6)	(12.5)

Long-term debt	$1,388.0	$1,345.1

Credit Agreement

On October 29, 2010, the Company entered into a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “Credit Agreement”). The Credit Agreement provides for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance due on the maturity date.

The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of January 31, 2012, $468.0 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $15.6 million and the long-term portion was $452.4 million. The weighted average interest rate on the Credit Agreement was 2.28% for the three months ending January 31, 2012 and 2.21% as of January 31, 2012.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of January 31, 2012, the Company was in compliance with these covenants.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of the Senior Notes due 2017 was $319.2 million as of January 31, 2012 based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2012, the Company was in compliance with these covenants.

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

The fair value of the Senior Notes due 2019 was $276.3 million as of January 31, 2012, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2012, the Company was in compliance with these covenants.

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

The fair value of the Senior Notes due 2021 was $259.2 million as of January 31, 2012, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2012, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (1.07% as of January 31, 2012). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of January 31, 2012, there was $112.5 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of January 31, 2012, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of January 31, 2012, the Company had outstanding other debt of $125.2 million, comprised of $14.8 million in long-term debt and $110.4 million in short-term borrowings, compared to other debt outstanding of $183.5 million, comprised of $46.2 million in long-term debt and $137.3 million in short-term borrowings, as of October 31, 2011.

As of January 31, 2012, the current portion of the Company’s long-term debt was $15.6 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $9.4 million in 2012, $39.8 million in 2013, $25.0 million in 2014, $521.2 million in 2015, $302.7 million in 2017 and $505.5 million thereafter.

As of January 31, 2012 and October 31, 2011, the Company had deferred financing fees and debt issuance costs of $21.0 million and $18.9 million, respectively, which are included in other long-term assets.

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

During the next nine months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive loss of approximately $1.2 million after tax at the time the underlying hedge transactions are realized.

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

The three levels of inputs used to measure fair values are as follows:

•	Level 1 – Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Recurring Fair Value Measurements

The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of January 31, 2012 (Dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.3)	$—	$(1.3)	Other long-term liabilities
Foreign exchange hedges	—	1.5	—	1.5	Other current assets
Foreign exchange hedges	—	(3.7)	—	(3.7)	Other current liabilities
Energy hedges	—	(0.9)	—	(0.9)	Other current liabilities

Total*	$—	$(4.4)	$—	$(4.4)

*

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2012 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Credit Agreement. Under these agreements, the Company receives interest monthly from the counterparties based upon the LIBOR and pays interest based upon a designated fixed rate over the life of the swap agreements.

The Company had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. The Company now has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.27% as of January 31, 2012 and 0.27% as of October 31, 2011) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2012 and 1.92% as of October 31, 2011). The fair value of these contracts (both those that existed at October 31, 2011 and those entered into in the first quarter 2012) resulted in realized losses of $0.4 million and $0.5 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in a loss of $1.3 million and a loss of $0.3 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Foreign Exchange Hedges

As of January 31, 2012, the Company had outstanding foreign currency forward contracts in the notional amount of $181.5 million ($160.6 million as of October 31, 2011). The purpose of these contracts is to hedge the Company’s exposure to foreign currency transactions and short-term intercompany loan balances in its international businesses. The fair value of these contracts resulted in realized losses of $2.7 million and $0.2 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in a gain of $0.5 million and a gain of $0.7 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Energy Hedges

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. As of January 31, 2012, the notional amount of these hedges was $1.9 million ($2.7 million as of October 31, 2011). The fair value of these contracts resulted in realized losses of $0.2 million and $0.2 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in a loss of $0.9 million and a loss of $0.1 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Other financial instruments

The estimated fair value of the Company’s long-term debt was $854.7 million and $866.8 million compared to the carrying amounts of $808.3 million and $825.9 million as of January 31, 2012, and October 31, 2011, respectively. The current portion of the long-term debt was $15.6 million as of January 31, 2012 and $12.5 million as of October 31, 2011. The fair values of the Company’s Credit Agreement and the United States Trade Accounts Receivable Credit Facility does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities.

Non Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The assumptions used in measuring fair value of long-lived assets are considered level two inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. Key inputs included anticipated revenues, associated manufacturing costs, capital expenditures and discount, growth and tax rates. The Company recorded restructuring-related expenses for the three-month period ending January 31, 2012 of $1.8 million on long lived assets with net book values of $1.9 million.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level two inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During 2011, the Company recognized an impairment of $1.3 million related to net assets held for sale in our Rigid Industrial Packaging & Services segment. As of January 31, 2012, the Company had not recognized any additional impairment related to net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” In the third quarter of 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products & Services segment. The Company concluded that no further impairment existed as of January 31, 2012.

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

•

The common collective trusts invest in an array of fixed income, debt and equity securities with various growth and preservation strategies: The trusts invest in long term bonds and large small capital stock.

•	Government and corporate debt securities: Valued based on readily available inputs such as yield or price of bonds of comparable quality, coupon, maturity and type.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation”, which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2012 or 2011. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

NOTE 12 — INCOME TAXES

The effective tax rate was 29.2% and 24.6% for the three months ending January 31, 2012 and 2011, respectively. The change in the effective tax rate was primarily attributable to a shift in global earning mix, along with the recognition of a valuation allowance on deferred tax assets in 2011 and other discrete tax items recognized in these periods.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2012 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31
	2012	2011
Service cost	$3.4	$3.1
Interest cost	7.4	7.4
Expected return on plan assets	(8.5)	(9.1)
Amortization of prior service cost, initial net asset and net actuarial gain	3.2	2.5

Net periodic pension costs	$5.5	$3.9

The Company made $3.6 million in pension contributions in the three months ending January 31, 2012. The Company estimates $26.0 million of pension contributions for the entire 2012 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31
	2012	2011
Service cost	$—	$—
Interest cost	0.3	0.3
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)

Net periodic cost for postretirement benefits	$(0.1)	$(0.1)

NOTE 14 — CONTINGENT LIABILITIES

Litigation-related Liabilities

The Company may become involved from time-to-time in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment claims, health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its consolidated financial statements.

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

Environmental Reserves

As of January 31, 2012 and October 31, 2011, the Company recorded environmental reserves of $27.5 million and $29.3 million, respectively. The reserves were recorded on an undiscounted basis and are included in other long-term liabilities. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2012 and October 31, 2011, the Company had recorded environmental reserves of $13.8 million and $14.0 million, respectively, for its blending facility in Chicago, Illinois, $8.2 million and $9.5 million, respectively, for various European drum facilities acquired from Blagden and Van Leer, $3.9 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.6 million and $1.6 million for various other facilities around the world.

As of January 31, 2012 Greif estimated that payments for environmental remediation will be $7.6 million in 2012, $3.4 million in 2013, $1.5 million in 2014, $2.6 million in 2015, $1.7 million in 2016, and $11.6 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively:

	September 30,	September 30,
	Three months ended
	January 31
(In millions, except per share data)	2012	2011

Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$23.9	$41.4
Cash dividends	24.3	24.3

Undistributed net income attributable to Greif, Inc.	$(0.4)	$17.1

Denominator for basic EPS
Class A common stock	25.1	24.8
Class B common stock	22.1	22.4
Denominator for diluted EPS
Class A common stock	25.2	25.1
Class B common stock	22.1	22.4
EPS Basic
Class A common stock	$0.41	$0.71
Class B common stock	$0.61	$1.06
EPS Diluted
Class A common stock	$0.41	$0.71
Class B common stock	$0.61	$1.06
Dividends per share
Class A common stock	$0.42	$0.42
Class B common stock	$0.62	$0.62

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ending January 31, 2012, the Company repurchased no shares of Class A or Class B Common Stock. As of January 31, 2012, the Company had repurchased 3,183,272 shares, including 1,425,452 shares of Class A Common Stock and 1,757,820 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2010 through January 31, 2012 was approximately $15.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	September 30,	September 30,	September 30,	September 30,
			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
October 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,972,029	17,309,891
Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034
January 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,122,916	17,159,004
Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	September 30,	September 30,
	Three months ended
	January 31
	2012	2011
Class A Common Stock:
Basic shares	25,052,868	24,787,857
Assumed conversion of stock options	148,377	274,699

Diluted shares	25,201,245	25,062,556

Class B Common Stock:
Basic and diluted shares	22,120,966	22,412,266

No stock options were antidilutive for the three-month periods ending January 31, 2012 and 2011, respectively.

NOTE 16 —	EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings (losses) of unconsolidated affiliates, net of tax

Equity earnings (losses) of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ending January 31, 2012 and 2011 were immaterial and $0.5 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ending January 31, 2012 and 2011. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of January 31, 2012, these loans had an outstanding balance of $19.6 million.

Net income (losses) attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended January 31, 2012 and 2011 was $0.7 million and ($0.3) million, respectively.

NOTE 17 — COMPREHENSIVE INCOME AND SHAREHOLDERS EQUITY

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners.

The components of comprehensive income are as follows (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31
	2012	2011
		As Restated (1)
Net income	$24.6	$41.1
Other comprehensive income:
Foreign currency translation adjustment	(7.4)	(30.4)

Changes in fair value of interest rate and other derivatives, net of tax	(0.2)	0.5
Minimum pension liabilities adjustment, net of tax	4.4	0.1
Comprehensive income	$21.4	$11.3

(1)

The consolidated balance sheet and the consolidated statement of changes in shareholders’ equity as of October 31, 2010 have been restated to correct prior period errors. The quarterly balance sheets as of January 31, 2011, April 30, 2011 and July 31, 2011 were not restated since the corrections did not impact total assets, consolidated net income or cash flows of the company.

The components of accumulated other comprehensive income within our consolidated balance sheets were adjusted as follows (Dollars in millions):

	September 30,	September 30,	September 30,
	January 31, 2011	October 31, 2010	Change
Accumulated other comprehensive loss:
Foreigh currency translation, as reported	$14.2	$44.6	$(30.4)
Restatment	(44.3)	(44.3)	—

Foreigh currency translation, as adjusted	$(30.1)	$0.3	$(30.4)

In the fourth quarter of 2011, the Company corrected a prior period error related to the incorrect balance sheet elimination of certain intercompany balances occurring in 2003. The effect of the error impacted both foreign currency translation within other comprehensive income (loss), which had been overstated by $19.6 million, and accounts payable, which had been understated by $19.6 million. The Company has corrected the error for 2011 by restating the consolidated statements of changes in shareholders’ equity and the consolidated balance sheets. The correction of the error did not impact total assets, consolidated net income, or cash flows.

During the third quarter of 2011, the Company recorded an out-of-period correction of an error in both noncontrolling interest, which had been understated by $24.7 million, and foreign currency translation within the other comprehensive income (loss), which had been overstated by $24.7 million, as of October 31, 2010. Since the Company restated its consolidated financial statements for the intercompany error noted above, the consolidated balance sheet as of October 31, 2010 and the consolidated statements of changes in shareholders’ equity have also been restated to reflect this correction as of October 31, 2010. The correction of the error did not impact total assets, consolidated net income or cash flows.

The following is the income tax benefit (expense) for each other comprehensive income line items (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31
	2012	2011

Income tax benefit (expense):
Changes in fair value of interest rate and other derivatives, net of tax	0.1	(0.3)
Minimum pension liabilities adjustment, net of tax	(1.8)	—

The components of Shareholders’ Equity from October 31, 2011 to January 31, 2012 (Dollars in millions):

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Capital Stock		Treasury Stock				Accumulated
						Non-	Other
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	controlling interests	Comprehensive Income (Loss)	Shareholders’ Equity
As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,401.7	$156.8	$(148.1)	$1,392.2
Net income					23.9	0.7		24.6
Other comprehensive income (loss):
- foreign currency translation						(20.8)	13.4	(7.4)
- interest rate and other derivatives, net of income tax expense of $ 0.1							(0.2)	(0.2)
- minimum pension liability adjustment, net of income tax expense of $ 1.8							4.4	4.4

Comprehensive income								21.4

Acquisitions and noncontrolling interests						(3.9)		(3.9)
Dividends paid					(24.3)			(24.3)
Stock options exercised	12	0.2	(12)	—				0.2
Restricted stock executives	5	0.2	(5)	—				0.2
Long-term incentive shares issued	134	5.8	(134)	0.3				6.1

As of January 31, 2012	47,244	$120.0	29,598	$(131.7)	$1,401.3	$132.8	$(130.5)	$1,391.9

NOTE 18 — BUSINESS SEGMENT INFORMATION

The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.

Operations in the Rigid Industrial Packaging & Services segment involve the production and sale of rigid industrial packaging products, such as steel, fiber and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services such as container life cycle management, recycling of industrial containers, blending, filling, logistics, warehousing and other packaging services. The Company’s rigid industrial packaging products are sold to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 269,200 acres of timber properties in the southeastern United States, which are actively managed, and 15,875 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use properties, and development properties.

The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2011 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31,
	2012	2011

Net sales
Rigid Industrial Packaging & Services	$703.3	$653.9
Flexible Products & Services	114.8	128.0
Paper Packaging	168.1	156.8
Land Management	6.5	5.1

Total net sales	$992.7	$943.8

Operating profit:
Rigid Industrial Packaging & Services	$32.8	$46.1
Flexible Products & Services	2.3	1.4
Paper Packaging	20.2	18.1
Land Management	3.0	3.1

Total operating profit	$58.3	$68.7

Restructuring charges:
Rigid Industrial Packaging & Services	7.3	2.2
Flexible Products & Services	1.6	0.1
Paper Packaging	—	0.7

Total restructuring charges	8.9	3.0

Acquisition-related costs:
Rigid Industrial Packaging & Services	1.7	1.5
Flexible Products & Services	0.5	7.0

Total acquisition-related costs	2.2	8.5

Operating profit before special items:
Rigid Industrial Packaging & Services	41.8	49.8
Flexible Products & Services	4.4	8.5
Paper Packaging	20.2	18.8
Land Management	3.0	3.1

Total operating profit before special items*	69.4	80.2

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$25.9	$20.4
Flexible Products & Services	3.9	4.2
Paper Packaging	7.9	7.7
Land Management	1.0	0.8

Total depreciation, depletion and amortization expense	$38.7	$33.1

*	Total operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table presents net sales to external customers by geographic area (Dollars in millions):

	September 30,	September 30,
	Three months ended January 31,
	2012	2011
Net sales:
North America	$453.4	$439.8
Europe, Middle East and Africa	378.3	345.2
Asia Pacific and Latin America	161.0	158.8

Total net sales	$992.7	$943.8

The following table presents total assets by segment and geographic area (Dollars in millions):

	September 30,	September 30,
	January 31, 2012	October 31, 2011
Assets:
Rigid Industrial Packaging & Services	$2,645.2	$2,738.2
Flexible Products & Services	364.4	383.5
Paper Packaging	427.0	420.4
Land Management	278.7	280.1

Total segments	3,715.3	3,822.2

Corporate and other	350.3	385.1

Total assets	$4,065.6	$4,207.3

Assets:
North America	$1,490.8	$1,779.5
Europe, Middle East and Africa	1,649.5	1,750.3
Asia Pacific and Latin America	925.3	677.5

Total assets	$4,065.6	$4,207.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2012 or 2011, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2012 and October 31, 2011, and for the consolidated statements of operations for the three months ended January 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”). Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks that could adversely affect our results of operations (iv) the continuing consolidation of our customer base for industrial packaging, containerboard and corrugated products, as well as the continuing consolidation of our suppliers of raw materials, may intensify pricing pressures and may negatively impact our financial performance, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages could adversely affect our ability to obtain the materials needed to manufacture our products and could adversely affect our manufacturing costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xiii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage and these uninsured losses could adversely affect our financial performance, (xv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvi) legislation/regulation related to climate change and environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance, (xvii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xviii) changing climate conditions may adversely affect our operations and financial performance, and (xix) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause Greif’s actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of the 2011 Form 10-K. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, Greif undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services such as container life cycle management, recycling of industrial containers, blending, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products and services to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

As of January 31, 2012, we owned approximately 269,200 acres of timber properties in the southeastern United States, which are actively managed, and approximately 15,875 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

Greif Business System

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

Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of the 2011 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2011 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three-month periods ending January 31, 2012 and 2011. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

The non-GAAP financial measures of operating profit before special items, EBITDA and EBITDA before special items are used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items adds back restructuring charges and acquisition-related costs to operating profit. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. EBITDA before special items adds back restructuring charges and acquisition-related costs to EBITDA. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges and acquisition-related costs to that segment’s EBITDA. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges and acquisition-related costs to that segment’s EBITDA. In our Paper Packaging and Land Management segments, operating profit before special items adds back restructuring charges to that segments’ operating profit and EBITDA before special items adds back restructuring charges to that segment’s EBITDA. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe the non-GAAP measures provide a better indication of operational performance and a more stable platform on which to compare the historical performance of the company than the most nearly equivalent GAAP data.

First Quarter Results

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the three-month periods ending January 31, 2012 and 2011 (Dollars in millions):

	September 30,	September 30,
	Three months ended
	January 31,
	2012	2011

Net sales
Rigid Industrial Packaging & Services	$703.3	$653.9
Flexible Products & Services	114.8	128.0
Paper Packaging	168.1	156.8
Land Management	6.5	5.1

Total net sales	$992.7	$943.8

Operating profit:
Rigid Industrial Packaging & Services	$32.8	$46.1
Flexible Products & Services	2.3	1.4
Paper Packaging	20.2	18.1
Land Management	3.0	3.1

Total operating profit	$58.3	$68.7

Restructuring charges:
Rigid Industrial Packaging & Services	7.3	2.2
Flexible Products & Services	1.6	0.1
Paper Packaging	—	0.7

Total restructuring charges	8.9	3.0

Acquisition-related costs:
Rigid Industrial Packaging & Services	1.7	1.5
Flexible Products & Services	0.5	7.0

Total acquisition-related costs	2.2	8.5

Operating profit before special items:
Rigid Industrial Packaging & Services	$41.8	$49.8
Flexible Products & Services	4.4	8.5
Paper Packaging	20.2	18.8
Land Management	3.0	3.1

Total operating profit before special items*	$69.4	$80.2

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the three-month periods ending January 31, 2012 and 2011 (Dollars in millions):

	September 30,	September 30,
For the three months ended January 31,	2012	2011

Net income	$24.6	$41.1
Plus: interest expense, net	23.7	16.8
Plus: income tax expense	10.2	13.2
Plus: depreciation, depletion and amortization expense	38.7	33.1
Less: equity earnings of unconsolidated affiliates, net of tax	—	0.5

EBITDA	97.2	103.7

Restructuring charges	8.9	3.0
Acquisition-related costs	2.2	8.5

EBITDA before special items	$108.3	$115.2

Net income	$24.6	$41.1
Plus: interest expense, net	23.7	16.8
Plus: income tax expense	10.2	13.2
Plus: other (income), net	(0.2)	(1.9)
Less: equity earnings of unconsolidated affiliates, net of tax	—	0.5

Operating profit	58.3	68.7
Plus: other (income), net	(0.2)	(1.9)
Plus: depreciation, depletion and amortization expense	38.7	33.1

EBITDA	97.2	103.7
Restructuring charges	8.9	3.0
Acquisition-related costs	2.2	8.5

EBITDA before special items	$108.3	$115.2

The following table sets forth EBITDA and EBITDA before special items for our business segments for the three-month periods ending January 31, 2012 and 2011 (Dollars in millions):

	September 30,	September 30,
For the three months ended January 31,	2012	2011

Rigid Industrial Packaging & Services
Operating profit	$32.8	$46.1
Less: other expense (income), net	0.4	(0.5)
Plus: depreciation and amortization expense	25.9	20.4

EBITDA	58.3	67.0
Restructuring charges	7.3	2.2
Acquisition-related costs	1.7	1.5

EBITDA before special items	$67.3	$70.7

Flexible Products & Services
Operating profit	$2.3	$1.4
Less: other (income), net	(0.3)	(1.3)
Plus: depreciation and amortization expense	3.9	4.2

EBITDA	6.5	6.9
Restructuring charges	1.6	0.1
Acquisition-related costs	0.5	7.0

EBITDA before special items	$8.6	$14.0

Paper Packaging
Operating profit	$20.2	$18.1
Less: other (income), net	(0.3)	(0.1)
Plus: depreciation and amortization expense	7.9	7.7

EBITDA	28.4	25.9
Restructuring charges	—	0.7

EBITDA before special items	$28.4	$26.6

Land Management
Operating profit	$3.0	$3.1
Plus: depreciation, depletion and amortization expense	1.0	0.8

EBITDA and EBITDA before special items	$4.0	$3.9

Consolidated EBITDA	$97.2	$103.7

Consolidated EBITDA before special items	$108.3	$115.2

Net Sales

Net sales were $992.7 million for the first quarter 2012 compared with $943.8 million for the same period in 2011. The 5 percent increase was due to higher sales volumes (3 percent), increased selling prices (4 percent) primarily resulting from the pass-through of higher raw material costs and the negative impact of foreign currency translation (2 percent). The 3 percent increase in sales volumes included a 7 percent increase from acquisitions partially offset by a 4 percent decrease in sales volumes on a same-structure basis. This decrease was due to weak market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, especially in Europe, compared with the same period last year. The decrease in sales volume within our Flexible Products & Services segment occurred later than in our Rigid Industrial Packaging & Services segment due to differences in their respective supply chains. Sales volumes in the Paper Packaging segment increased by 9 percent during first quarter 2012 compared with the same period last year. The first quarter 2012 net sales change by segment compared with the same period last year was Rigid Industrial Packaging & Services ($49.4 million increase), Paper Packaging ($11.3 million increase), Land Management ($1.4 million increase) and Flexible Products & Services ($13.2 million decrease).

Operating Costs

Gross profit increased to $178.7 million for the first quarter 2012 compared with $176.1 million for the same period in 2011. Gross profit margin was 18.0 percent for the first quarter 2012 versus 18.7 percent for the same period last year. The decline in gross profit margin was primarily due to lower sales volumes and market pressure in the Rigid Industrial Packaging & Services segment, partially offset by higher sales volumes and lower input costs in the Paper Packaging segment compared with the same period last year.

SG&A expenses were $112.6 million for the first quarter 2012 compared with $106.5 million for the first quarter 2011. The $6.1 million increase was primarily due to the inclusion of SG&A expenses for acquired companies and higher professional fees, which were partially offset by a favorable impact of foreign currency translation, and lower acquisition-related costs. Acquisition-related costs of $2.2 million and $8.5 million were included in SG&A expenses for the first quarters of 2012 and 2011, respectively. SG&A expenses were 11.3 percent of net sales for the first quarters of 2012 and 2011.

Restructuring Charges

The first quarter 2012 restructuring charges included $7.3 million in the Rigid Industrial Packaging & Services segment and $1.6 million in the Flexible Products & Services segment that were principally related to contingency actions and integration of recent acquisitions. There was a total of $5.2 million of employee separation costs, $1.8 million of asset impairments and $1.9 million of other costs for the first quarter 2012.

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

Acquisition-Related Costs

Acquisition-related costs were $2.2 million and $8.5 million for the first quarter 2012 and 2011, respectively. For the first quarter 2012, these costs included $1.2 million of acquisition related costs and $1.0 million of acquisition integration costs attributable to acquisitions completed during 2011. The first quarter 2011 amount included post acquisition-related integration costs of $6.1 million in the first quarter of 2011, which represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, was $1.1 million for the first quarter 2012 including similar amounts for the sale of a facility in the Paper Packaging segment and the sale of special use property in the Land Management segment. For the same period last year the gain on sale of properties, plants and equipment, net was $2.1 million and included the gain on sale of two facilities in the Paper Packaging segment and the sale of special use properties in the Land Management segment.

Operating Profit

Operating profit was $58.3 million for the first quarter 2012 compared with $68.7 million for the same period last year due to lower results in Europe and Asia-Pacific in the Rigid Industrial Packaging & Services Segment, partially offset by improved results in North America both in Rigid Industrial Packaging & Services and Paper Packaging segments.

EBITDA

EBITDA was $97.2 million and $103.7 million for the first quarters 2012 and 2011, respectively. This decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $38.7 million for the first quarter 2012 compared with $33.1 million for the same period last year.

Trends

Continued weakness in the industrial sector and market pressure, especially in Europe, were challenging issues through the first quarter 2012 for the Rigid Industrial Packaging & Services and Flexible Products & Services segments. While there are initial signs of improvement from recent levels, we expect the continuation of these challenging market conditions through the second quarter 2012 followed by gradual improvement during the second half of fiscal 2012. Contingency actions that we began implementing during the second half of fiscal 2011 are helping to mitigate the impact of these market conditions.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services such as container life cycle management, recycling of industrial containers, blending, filling, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales increased 8 percent to $703.3 million for the first quarter 2012 compared with $653.9 million for the first quarter 2011. On a same-structure basis, sales volumes declined 6 percent due to market pressure, especially in Europe. Sales volumes benefited from an 11 percent increase due to acquisitions. Average selling prices increased 4 percent for the first quarter 2012 primarily due to the pass-through of higher raw material costs. There was also a negative 2 percent impact of foreign currency translation.

Gross profit was $120.6 million and $121.2 million for the first quarters 2012 and 2011, respectively. Gross profit margin declined to 17.2 percent for the first quarter 2012 from 18.5 percent for the first quarter 2011. The decrease in gross profit margin compared with last year was due to lower sales volumes and increased market pressure.

Operating profit was $32.8 million for the first quarter 2012 compared with $46.1 million for the same period last year. Strong results in North America were primarily offset by weak results in Europe and Asia. There were $7.3 million of restructuring charges for the first quarter of 2012, primarily related to contingency actions implemented during the quarter, compared with $2.2 million for the same period last year, and $1.7 million and $1.5 million of acquisition-related costs for the first quarters 2012 and 2011, respectively.

EBITDA was $58.3 million and $67.0 million for the first quarters 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $25.9 million for the first quarter 2012 compared with $20.4 million for the same period last year.

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

Net sales were $114.8 million for the first quarter 2012 compared with $128.0 million for the first quarter 2011. The $13.2 million decline was attributable to lower sales volumes due to weak market conditions in Europe, which represents a majority of this segment’s sales.

Gross profit was $23.7 million for the first quarter 2012 versus $24.5 million a year ago. Gross profit margin increased to 20.6 percent for the first quarter 2012 from 19.1 percent for the first quarter 2011. The improvement in gross profit margin was attributable to sales mix and positive contributions from the implementation of the Greif Business System.

Operating profit was $2.3 million for the first quarter 2012 compared with $1.4 million for the first quarter 2011. The negative impact of lower sales volumes and higher restructuring charges was more than offset by lower acquisition-related costs. EBITDA was $6.5 million for the first quarter 2012 and $6.9 million for first quarter 2011. Depreciation, depletion and amortization expense was $3.9 million and $4.2 million for first quarters of 2012 and 2011, respectively.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets, and corrugated containers in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Divestiture of facilities.

Net sales increased 7 percent to $168.1 million for the first quarter 2012 compared with $156.8 million for the first quarter 2011 primarily driven by higher sales volumes.

Gross profit was $31.2 million for the first quarter 2012 compared with $28.3 million for the same period last year due to higher sales volumes coupled with lower old corrugated container (OCC) costs compared with first quarter 2011. Gross profit margin improved to 18.6 percent for the first quarter 2012 from 18.1 percent for the first quarter 2011

Operating profit was $20.2 million for the first quarter 2012 versus $18.1 million for the first quarter 2011. Higher sales volumes and lower OCC costs contributed to this increase compared with a year ago. EBITDA was $28.4 million for the first quarter 2012 compared with $25.9 million for the first quarter 2011 due to the same factors noted above. Depreciation, depletion and amortization expense was $7.9 million and $7.7 million for first quarters of 2012 and 2011, respectively.

Land Management

As of January 31, 2012, our Land Management segment consists of approximately 269,200 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 15,875 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU, and development properties).

Net sales were $6.5 million for the first quarter 2012 compared with $5.1 million for the first quarter 2011. Recreation, mineral and consulting revenues represented 24 percent of net sales for the first quarter of 2012.

Operating profit was $3.0 million and $3.1 million for the first quarters of 2012 and 2011, respectively. Special use property disposals were $0.4 million versus $1.6 million for the same period last year.

EBITDA was $4.0 million and $3.9 million for the first quarters 2012 and 2011, respectively. Depreciation, depletion and amortization expense was $1.0 million and $0.8 million for first quarters of 2012 and 2011, respectively.

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

Whether timberland has a higher value for uses other than growing and selling timber is a determination based upon several variables, such as proximity to population centers, anticipated population growth in the area, the topography of the land, aesthetic considerations, including access to water, the condition of the surrounding land, availability of utilities, markets for timber and economic considerations both nationally and locally. Given these considerations, the characterization of land is not a static process, but requires an ongoing review and re-characterization as circumstances change.

As of January 31, 2012, we estimated that there were approximately 49,675 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $23.7 million for the first quarter 2012 compared with $16.8 million for the first quarter 2011. The increase was primarily due to the higher level of debt outstanding attributable to acquisitions completed during the past year and related working capital requirements.

Other income, net

Other income, net, was $0.2 million for the first quarter 2012 versus $1.9 million for the same period last year. This decline was primarily due to lower fees associated with the sale of non-United States accounts receivable compared with the first quarter 2011.

Income tax expense

Income tax expense was $10.2 million for the first quarter 2012 compared with $13.2 million for the same period last year due to a decline in income before income tax expense and equity earnings of unconsolidated affiliates, net of tax, compared with the first quarter 2011.

The annual book tax rate was 29.2 percent for the first quarter 2012 compared with 24.6 percent for the same period last year primarily due to a shift in global earnings mix. The cash tax rate for fiscal 2012 is expected to be approximately 20 percent, which is consistent with the prior year’s rate.

Equity earnings of unconsolidated affiliates, net of tax

We recorded an insignificant amount of equity earnings of unconsolidated affiliates, net of tax, for the first quarter 2012 versus $0.5 million for the same period last year.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that were deducted from or added to net income to arrive at net (income) loss attributable to us. Net (income) loss attributable to noncontrolling interests was ($0.7) million for the three months ending January 31, 2012 compared with $0.3 million for the same period last year due to the continuation of weak market conditions during the first quarter of 2012.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $23.9 million for the first quarter 2012 compared with net income of $41.4 million for the first quarter 2011.

BALANCE SHEET CHANGES

Working capital changes

The $21.8 million decrease in accounts receivable to $546.8 million at January 31, 2012 from $568.6 million at October 31, 2011 was primarily due to increased collection efforts and the impact of foreign currency translation.

The $37.8 million decrease in inventories to $394.7 million at January 31, 2012 from $432.5 million at October 31, 2011 was primarily due to a focus on inventory management especially with respect to recently acquired companies.

The $93.6 million decrease in accounts payable to $394.2 million at January 31, 2012 from $487.8 million at October 31, 2011 was primarily due to the impact of lower inventories.

The $36.9 million decrease in accrued payroll and employee benefits to $62.9 million at January 31, 2012 from $99.8 million at October 31, 2011 was primarily due to the payout of 2011 incentives in December 2011.

There was a $26.9 million decrease in short-term borrowings to $110.4 million at January 31, 2012 from $137.3 million at October 31, 2011.

Other balance sheet changes

The $40.3 million decrease in goodwill to $964.6 million at January 31, 2012 from $1,004.9 million at October 31, 2011 was primarily due to fair value adjustments on our 2011 acquisitions and foreign currency translation.

The $14.9 million decrease in other intangible assets, net of amortization to $214.9 million at January 31, 20112 from $229.8 million at October 31, 2011 was primarily due to fair value adjustments on our 2011 acquisitions and foreign currency translation.

The $42.9 million increase in long-term debt to $1,388.0 million at January 31, 2012 from $1,345.1 million at October 31, 2011 was primarily due to the funding of capital expenditures and acquisition related costs, along with higher working capital requirements for recently acquired businesses.

The $21.2 million decrease in other long-term liabilities to $182.0 million at January 31, 2012 from $203.2 million at October 31, 2011 was primarily due to a decrease in certain non-current tax liabilities and a decrease in other miscellaneous long-term liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our $1.0 billion senior secured credit agreement (the “Credit Agreement”) and Senior Notes, and, to a lesser extent, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our Credit Agreement and Senior Notes, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.

Capital Expenditures

Capital expenditures were $40.7 million, excluding timberland purchases of $2.6 million, for the first quarter 2012 compared with capital expenditures of $40.5 million, excluding timberland purchases of $0.4 million, for the first quarter 2011. The 2012 capital expenditures include carryover projects related to our growth platforms, including ongoing construction of the fabric hub in Saudi Arabia.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $130 million in 2012. The 2012 expenditures include replacement and improvement of existing equipment and funding new facilities including completion of the fabric hub in Saudi Arabia.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions in the first quarters of 2012 and 2011. During the first quarter 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

Borrowing Arrangements

Credit Agreement

We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of January 31, 2012, a total of $468.0 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.28% for the three months ending January 31, 2012.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve-month period. On January 31, 2012, we were in compliance with these two covenants.

The terms of the Credit Agreement limit our ability to make restricted payments, which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Credit Agreement is also secured, in part, by a pledge of the capital stock of the non-U.S. subsidiaries that are parties to the Credit Agreement. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Credit Agreement.

Refer to Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding the Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2012, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2012, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2012, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2012, $112.5 million was outstanding under the Receivables Facility.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. The structure of these transactions provides for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks. The banks fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $167.7 million as of January 31, 2012. As of January 31, 2012, total accounts receivable of $123.2 million were sold under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $1.1 million for the three months ending January 31, 2012. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of January 31, 2012, we had outstanding other debt of $99.1 million, consisting of $14.8 million in long-term debt and $84.3 million in short-term borrowings.

As of January 31, 2012, the current portion of our long-term debt was $15.6 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $9.4 million in 2012, $39.8 million in 2013, $25.0 million in 2014, $521.2 million in 2015, $302.76 million in 2017 and $505.5 million thereafter.

As of January 31, 2012 and October 31, 2011, we had deferred financing fees and debt issuance costs of $21.0 million and $18.9 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically the Credit Agreement. Under these swap agreements, we receive interest monthly from the counterparties based upon London Interbank Offered Rate, and we pay interest based upon a designated fixed rate over the life of the swap agreements.

We had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. We now have two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.27% as of January 31, 2012 and 0.27% as of October 31, 2011) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2012 and 1.92% as of October 31, 2011). The fair value of these contracts resulted in loss of $0.4 million and a loss of $0.5 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in loss of $1.3 million and a loss of $0.3 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Foreign Exchange Hedges

As of January 31, 2012 we had outstanding foreign currency forward in the notional amount of $181.5 million ($160.6 million as of October 31, 2011). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts resulted in loss of $2.7 million and a loss of $0.2 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in gain of $0.5 million and a gain of $0.7 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Energy Hedges

We have entered into certain cash flow hedge agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. As of January 31, 2012, the notional amount of these hedges was $1.9 million ($2.7 million as of October 31, 2011). The fair value of these contracts resulted in loss of $0.2 million and a loss of $0.2 million recorded in the consolidated statements of operations as of January 31, 2012 and 2011, respectively. The fair value of these contracts resulted in loss of $0.9 million and a loss of $0.1 million recorded in other comprehensive income as of January 31, 2012 and October 31, 2011, respectively.

Contractual Obligations

As of January 31, 2012, we had the following contractual obligations (Dollars in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,853.8	$70.8	$414.7	$505.1	$863.2
Short-term borrowing	116.9	116.9	—	—	—
Capital lease obligations	91.8	16.5	35.7	29.8	9.8
Deferred purchase payments	72.8	—	59.7	13.1	—
Liabilities held by special purpose entities	62.8	1.7	4.5	4.5	52.1
Environmental liabilities	27.5	6.7	4.9	4.3	11.6
Operating leases	20.8	4.8	8.5	4.7	2.8
Current portion of long-term debt	15.6	15.6	—	—	—

Total	$2,262.0	$233.0	$528.0	$561.5	$939.5

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

VARIABLE INTEREST ENTITIES

We evaluate whether an entity is a variable interest entity (“VIE”) at inception or whenever reconsideration events occur and perform reassessments of all VIE’s quarterly to determine if the primary beneficiary status is appropriate. We consolidate VIE’s for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

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

Significant Nonstrategic Timberland Transactions

In March 2005, Soterra LLC (a wholly owned subsidiary) entered into two real estate purchase and sale agreements with Plum Creek Timberlands, L.P. (“Plum Creek”) to sell approximately 56,000 acres of timberland and related assets located primarily in Florida for an aggregate sales price of approximately $90 million, subject to closing adjustments. In connection with the closing of one of these agreements, Soterra LLC sold approximately 35,000 acres of timberland and associated assets in Florida, Georgia and Alabama for $51.0 million. The purchase price was paid in the form of cash and a $50.9 million purchase note payable (the “Purchase Note”) by an indirect subsidiary of Plum Creek (the “Buyer SPE”). Soterra LLC contributed the Purchase Note to STA Timber LLC (“STA Timber”), one of our indirect wholly owned subsidiaries. The Purchase Note is secured by a Deed of Guarantee issued by Bank of America, N.A., London Branch, in an amount not to exceed $52.3 million (the “Deed of Guarantee”), as a guarantee of the due and punctual payment of principal and interest on the Purchase Note.

In May 2005, STA Timber issued in a private placement its 5.20% Senior Secured Notes due August 5, 2020 (the “Monetization Notes”) in the principal amount of $43.3 million. In connection with the sale of the Monetization Notes, STA Timber entered into note purchase agreements with the Purchasers of the Monetization Notes (the “Note Purchase Agreements”) and related documentation. The Monetization Notes are secured by a pledge of the Purchase Note and the Deed of Guarantee. The Monetization Notes may be accelerated in the event of a default in payment or a breach of the other obligations set forth therein or in the Note Purchase Agreements or related documents, subject in certain cases to any applicable cure periods, or upon the occurrence of certain insolvency or bankruptcy related events. The Monetization Notes are subject to a mechanism that may cause them, subject to certain conditions, to be extended to November 5, 2020. The proceeds from the sale of the Monetization Notes were primarily used for the repayment of indebtedness. Greif, Inc. and its other subsidiaries have not extended any form of guaranty of the principal or interest on the Monetization Notes. Accordingly, Greif, Inc. and its other subsidiaries will not become directly or contingently liable for the payment of the Monetization Notes at any time. The Buyer SPE is a separate and distinct legal entity from us; however the Buyer SPE has been consolidated into our operations.

The Buyer SPE is deemed to be a VIE since the Buyer SPE is not able to satisfy its liabilities without financing support from us. The Buyer SPE is a separate and distinct legal entity from us, but we are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into our operations.

Flexible Products Joint Venture

In 2010 Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”) formed a joint venture (referred to herein as the “Flexible Products JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Products JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Products JV has been consolidated into our operations as of its formation date of September 29, 2010.

All entities contributed to the Flexible Products JV were existing businesses acquired by a subsidiary of Greif, Inc. and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”),respectively. We have 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. However, Greif Supra and NSC have equal economic interests in the Flexible Products JV, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

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

As of January 31, 2012, Asset Co. had outstanding advances to NSC for $13.0 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $8.6 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

In December 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. We adopted the new guidance beginning November 1, 2011, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2012, the FASB has issued ASU’s 2009-01 through 2011-12. We have reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of ASU 2011-05. We are expected to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We expect to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. We expect to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2011 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728

Issuer Purchases of Class B Common Stock

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728

(1)

Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2012, the maximum number of shares that may yet be purchased was 816,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended January 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow, and (iv) Notes to Consolidated Financial Statements.(1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: March 2, 2012	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)