Form 10-Q
period 2012-04-30
GREIF INC
filed 2012-06-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 1, 2012:

Class A Common Stock	25,170,768 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Net sales	$1,095.3	$1,050.7	$2,088.0	$1,994.5
Cost of products sold	892.2	843.4	1,706.2	1,611.1

Gross profit	203.1	207.3	381.8	383.4
Selling, general and administrative expenses	121.9	113.9	234.5	220.4
Restructuring charges	10.1	5.0	19.0	8.0
(Gain) on disposal of properties, plants and equipment, net	(3.2)	(2.9)	(4.3)	(5.0)

Operating profit	74.3	91.3	132.6	160.0
Interest expense, net	24.1	18.6	47.8	35.4
Other expense, net	2.7	7.3	2.5	5.4

Income before income tax expense and equity earnings of unconsolidated affilitates, net	47.5	65.4	82.3	119.2
Income tax expense	13.3	14.8	23.5	28.0
Equity earnings of unconsolidated affiliates, net of tax	2.0	—	2.0	0.5

Net income	36.2	50.6	60.8	91.7
Net (income) loss attributable to noncontrolling interests	0.6	0.3	(0.1)	0.6

Net income attributable to Greif, Inc.	$36.8	$50.9	$60.7	$92.3

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.87	$1.05	$1.58
Class B Common Stock	$0.95	$1.31	$1.56	$2.37

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.87	$1.04	$1.58
Class B Common Stock	$0.95	$1.31	$1.56	$2.37

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	April 30, 2012	October 31, 2011
Current assets
Cash and cash equivalents	104.9	127.4
Trade accounts receivable, less allowance of $13.0 in 2012 and $13.8 in 2011	503.9	568.6
Inventories	385.9	432.5
Deferred tax assets	22.3	23.7
Net assets held for sale	12.9	11.4
Current portion related party notes and advances receivable	14.9	1.7
Prepaid expenses and other current assets	142.4	140.0

	1,187.2	1,305.3

Long-term assets
Goodwill	973.8	1,004.9
Other intangible assets, net of amortization	211.9	229.8
Deferred tax assets	68.2	70.6
Related party notes receivable	17.1	18.3
Assets held by special purpose entities	50.9	50.9
Other long-term assets	102.6	92.2

	1,424.5	1,466.7

Properties, plants and equipment
Timber properties, net of depletion	217.4	216.0
Land	140.5	123.1
Buildings	461.7	480.4
Machinery and equipment	1,385.9	1,389.0
Capital projects in progress	167.9	140.0

	2,373.4	2,348.5
Accumulated depreciation	(954.9)	(913.2)

	1,418.5	1,435.3

Total assets	$4,030.2	4,207.3

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2012	October 31, 2011
Current liabilities
Accounts payable	$441.9	$487.8
Accrued payroll and employee benefits	76.9	99.8
Restructuring reserves	8.8	19.6
Current portion of long-term debt	18.8	12.5
Short-term borrowings	105.2	137.3
Deferred tax liabilities	2.9	5.1
Other current liabilities	148.2	167.7

	802.7	929.8

Long-term liabilities
Long-term debt	1,286.0	1,345.1
Deferred tax liabilities	204.2	196.7
Pension liabilities	72.3	76.1
Postretirement benefit obligations	20.9	20.9
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	188.9	203.2

	1,815.6	1,885.3

Shareholders’ equity
Common stock, without par value	121.1	113.8
Treasury stock, at cost	(131.6)	(132.0)
Retained earnings	1,413.6	1,401.7
Accumulated other comprehensive loss:
-foreign currency translation	(31.4)	(46.4)
-interest rate and other derivatives	(0.3)	(0.1)
-minimum pension liabilities	(97.8)	(101.6)

Total Greif, Inc. shareholders’ equity	1,273.6	1,235.4

Noncontrolling interests	138.3	156.8

Total shareholders’ equity	1,411.9	1,392.2

Total liabilities and shareholders’ equity	$4,030.2	$4,207.3

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the six months ended April 30,	2012	2011
Cash flows from operating activities:
Net income	$60.8	$91.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	78.4	67.7
Asset impairments	7.4	0.8
Unrealized foreign exchange gain	(2.9)	(2.0)
Deferred income taxes	(7.1)	(3.5)
Gain on disposals of properties, plants and equipment, net	(4.3)	(4.9)
Equity earnings of affiliates	(2.0)	(0.5)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	43.5	(24.4)
Inventories	37.1	(44.3)
Accounts payable	(34.3)	(48.3)
Restructuring reserves	(10.7)	(2.2)
Pension and postretirement benefit liabilities	(7.1)	(9.0)
Other, net	9.4	(33.6)

Net cash provided by (used in) operating activities	168.2	(12.5)

Cash flows from investing activities:
Acquisition of companies, net of cash acquired	—	(28.5)
Cash paid for deferred purchase price	(14.3)	—
Purchases of properties, plants and equipment	(69.5)	(73.7)
Purchases of timber properties	(2.6)	(0.9)
Proceeds from the sale of properties, plants, equipment and other assets	7.0	5.5
Issuance of notes receivable to related party, net	(11.9)	(21.8)
Purchase of land rights	—	(0.6)

Net cash used in investing activities	(91.3)	(120.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,862.0	1,551.9
Payments on long-term debt	(1,895.3)	(1,404.7)
Proceeds from (payments on) short-term borrowings, net	(14.1)	40.7
Payments of trade accounts receivable credit facility, net	(2.0)	(18.9)
Dividends paid	(48.8)	(48.8)
Exercise of stock options	0.6	0.3
Acquisitions of treasury stock and other	—	(3.0)

Net cash provided by (used in) financing activities	(97.6)	117.5

Effects of exchange rates on cash	(1.8)	3.6

Net decrease in cash and cash equivalents	(22.5)	(11.4)
Cash and cash equivalents at beginning of period	127.4	106.9

Cash and cash equivalents at end of period	$104.9	$95.5

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2012 and October 31, 2011 and the consolidated statements of operations and cash flows for the six month periods ending April 30, 2012 and 2011 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non — majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

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

The Company presents various fair value disclosures in Notes 3, 9 and 10 to these Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the 2012 presentation.

Newly Adopted Accounting Standards

Beginning November 1, 2011 the Company adopted Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to Accounting Standards Codification (“ASC”) 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Beginning on February 1, 2012 the Company adopted ASU 2011-04 “Fair Value Measurement: Amendments to achieve common fair value measurements and disclosure requirements in U.S. GAAP and IFRS”. The amendments to ASC 820 “Fair Value Measurement” clarify how to apply the existing fair value measurement and disclosure requirements. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of April 30, 2012, the FASB has issued ASU’s 2009-01 through 2011-12. The Company has reviewed each ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of presentation of reclassification items out of accumulated other comprehensive income until November 1, 2012 for the Company. The Company is expected to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company will consider the applicability of the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is expected to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

The Company completed no acquisitions and no material divestitures for the three months ended April 30, 2012 and acquisition activity was not material for the three months ended April 30, 2011. The Company completed no acquisitions and no material divestitures for the six months ended April 30, 2012 and acquisition activity was not material for the six months ended April 30, 2011. The Company made a $14.3 million deferred cash payment during the six months ended April 30, 2012 for an acquisition completed in 2010. The following table presents a summary of the purchase price allocation for acquisition activity over the prior two fiscal years, 2012 and 2011, respectively, as of April 30, 2012 (Dollars in millions):

	# of Acquisitions	Purchase Price, net of cash	Tangible Assets, net	Intangible Assets	Goodwill
Total year to date 2012 Acquisitions	0	$0	$0	$0	$0
Total fiscal year 2011 Acquisitions	8	$344.9	$100.3	$77.7	$289.7

Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2011, the Company completed eight acquisitions, all in the Rigid Industrial Packaging & Services segment, as follows: three European companies acquired in February, July and August, respectively; two joint ventures, one in each of North America and Asia Pacific entered into in February and August, respectively; one Middle Eastern company acquired in May; the acquisition of the remaining outstanding minority shares from a 2008 acquisition in South America; and the acquisition of additional shares of a consolidated subsidiary in North America.

The Company has allocated purchase price as of the dates of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company may refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the Company has considered the effect of the 2012 and 2011 acquisitions in the consolidated statements of operations for each period presented. The revenue and operating profit (loss) of the 2011 acquisitions included in the Company’s consolidated results totaled $117.2 million and ($0.8) million for the three months ending April 30, 2012, and $212.8 million and $2.5 million for the six months ending April 30, 2012. Pro forma results of operations, assuming that the 2011 acquisitions had taken place as of the beginning of 2011, were not materially different from reported results and, consequently, are not presented.

The Company’s 2011 acquisitions were made to obtain technologies, patents, equipment, customer lists and access to markets. All of the 2011 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($192.0 million as of April 30, 2012). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from this facility will be available for working capital and general corporate purposes.

Under the terms of a Receivable Purchase Agreement (the “RPA”) between Seller and a major international bank, the Seller had agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland BV, Greif Packaging Belgium NV, Greif Spain SA, Greif Sweden AB, Greif Packaging Norway AS, Greif Packaging France, SAS, Greif Packaging Spain SA, Greif Portugal Lda and Greif UK Ltd, under discounted receivables purchase agreements and from Greif France SAS under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly owned subsidiary of Greif, Inc., had entered into an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA was similar in structure and terms as the RPA. On April 27, 2012, the RPA and the Italian RPA were terminated.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.1 million as of April 30, 2012).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.9 million as of April 30, 2012).

These transactions are structured to provide for true legal sales, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks and affiliates. Under the European RPA, the Singapore RPA and the Malaysian Agreement, the banks and affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables; although under the European RPA, the Seller provides a subordinated loan to the Main SPV, which is used to fund the remaining purchase price owed to the Selling Subsidiaries. The repayment of the subordinated loan to the Seller is paid from the collections of the receivables. As of the balance sheet reporting dates, the Company removes from accounts receivable the amount of cash proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continues to recognize the deferred purchase price within other current assets on the Company’s consolidated balance sheet as of the time the receivables are initially sold; accordingly the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations within other expense, net. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
European RPA
Gross accounts receivable sold to third party financial institution	$187.8	$—	$187.8	$—
Cash received for accounts receivable sold under the programs	164.5	—	164.5	—
Deferred purchase price related to accounts receivable sold	23.3	—	23.3	—
Loss associated with the programs	0.6	—	0.6	—
Expenses associated with the programs	1.9	—	1.9	—

RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$17.6	$257.1	$189.4	$463.1
Cash received for accounts receivable sold under the programs	15.6	227.4	167.7	409.6
Deferred purchase price related to accounts receivable sold	2.0	29.7	21.7	53.5
Loss associated with the programs	0.7	1.0	1.6	2.1
Expenses associated with the programs	—	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$19.2	$17.1	$35.8	$33.8
Cash received for accounts receivable sold under the program	19.2	17.1	35.8	33.8
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	0.1	0.1	0.1	0.1

Malaysian Agreements
Gross accounts receivable sold to third party financial institution	$6.0	$5.1	$12.4	$9.6
Cash received for accounts receivable sold under the program	6.0	5.1	12.4	9.6
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	0.1	0.1
Expenses associated with the program	—	—	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$230.6	$279.3	$425.4	$506.5
Cash received for accounts receivable sold under the program	205.3	249.6	380.4	453.0
Deferred purchase price related to accounts receivable sold	25.3	29.7	45.0	53.5
Loss associated with the program	1.3	1.0	2.3	2.2
Expenses associated with the program	2.0	0.1	2.0	0.1

	April 30,	October 31,
	2012	2011
European RPA
Accounts receivable sold to and held by third party financial institution	$187.8	$—
Uncollected deferred purchase price related to accounts receivable sold	23.3	—

RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$149.2
Uncollected deferred purchase price related to accounts receivable sold	—	24.4

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$5.2	$4.9
Uncollected deferred purchase price related to accounts receivable sold	—	—

Malaysian Agreements
Accounts receivable sold to and held by third party financial institution	$3.3	$3.7
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$196.3	$157.8
Uncollected deferred purchase price related to accounts receivable sold	23.3	24.4

The deferred purchase price related to the accounts receivable sold is reflected as other current assets on the Company’s consolidated balance sheet and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables, and are not subject to significant other risks given their short nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the Singapore RPA and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis. Inventories are summarized as follows (Dollars in millions):

	April 30,	October 31,
	2012	2011
Finished Goods	$103.6	$105.4
Raw materials and work-in-process	282.3	327.1

	$385.9	$432.5

NOTE 5 — NET ASSETS HELD FOR SALE

As of April 30, 2012 and October 31, 2011, there were seven locations with assets held for sale. During the six months ended April 30, 2012, one location in the Rigid Industrial Packaging & Services segment was placed back in service and depreciation was resumed and accounted for in accordance with ASC 360, “Property, Plant and Equipment” and one location in the Flexible Products & Services segment with assets held for sale was added. As a result of placing a location back in service in 2012, the 2011 consolidated balance sheet has been reclassified for such location to conform to the current year presentation. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ending April 30, 2012, the Company recorded a gain on disposal of PP&E, net of $3.2 million. There were sales of higher and better use (“HBU”) and surplus properties which resulted in gains of $2.7 million and sales of development properties which resulted in gains of $1.2 million in the Land Management segment and sales of other miscellaneous equipment which resulted in a loss of $0.7 million. None of these were previously classified as held for sale.

For the six months ending April 30, 2012, the Company recorded a gain on disposal of PP&E, net of $4.3 million. There were sales of HBU and surplus properties which resulted in gains of $3.0 million and sales of development properties which resulted in gains of $1.2 million in the Land Management segment, a sale of miscellaneous equipment in the Paper Packaging segment which resulted in a gain of $0.5 million and sales of other miscellaneous equipment which resulted in a loss of $0.4 million. None of these were previously classified as held for sale.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2012 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2011	$866.9	$78.1	$59.7	$0.2	$1,004.9
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	(0.6)	0.2	—	—	(0.4)
Currency translation	(25.7)	(5.0)	—	—	(30.7)

Balance at April 30, 2012	$840.6	$73.3	$59.7	$0.2	$973.8

The goodwill adjustments decreased goodwill by a net amount of $0.4 million related to the finalization of purchase price allocations of certain prior year acquisitions. Business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate and were updated based on updated estimates.

The following table summarizes the carrying amount of net intangible assets by class as of April 30, 2012 and October 31, 2011 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2011:
Trademark and patents	$47.4	$17.4	$30.0
Non-compete agreements	22.8	9.0	13.8
Customer relationships	183.0	22.4	160.6
Other	33.1	7.7	25.4

Total	$286.3	$56.5	$229.8

April 30, 2012:
Trademark and patents	$38.8	$8.9	$29.9
Non-compete agreements	15.0	5.5	9.5
Customer relationships	200.7	47.1	153.6
Other	21.2	2.3	18.9

Total	$275.7	$63.8	$211.9

Gross intangible assets decreased by $10.6 million for the six month period ended April 30, 2012. The decrease in gross intangible assets was attributable to $12.4 million of currency fluctuations offset by $1.8 million of adjustments to the preliminary purchase price allocations related to the 2011 acquisitions in the Rigid Industrial Packaging & Services segment. Amortization expense for the three months ending April 30, 2012 and 2011 was $5.9 million and $4.0 million, respectively. Amortization expense for the six months ending April 30, 2012 and 2011 was $11.1 million and $8.2 million, respectively. Amortization expense for the next five years is expected to be $21.6 million in 2012, $20.8 million in 2013, $19.3 million in 2014, $18.3 million in 2015 and $17.7 million in 2016.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competition covenants, one to 23 years for customer relationships and four to 20 years for other intangibles, except for $24.2 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.

The Company reviews goodwill and indefinite-lived intangible assets for impairment by reporting unit as required by ASC 350, “Intangibles—Goodwill and Other”, on an annual basis and whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management.

The Company’s business segments have been identified as reporting units and the Company concluded that no impairment or impairment indicators exist as of April 30, 2012.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2012 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2011	$11.8	$7.6	$0.2	$19.6
Costs incurred and charged to expense	8.2	5.9	4.9	19.0
Costs paid or otherwise settled	(13.8)	(10.9)	(5.1)	(29.8)

Balance at April 30, 2012	$6.2	$2.6	$—	$8.8

The focus for restructuring activities in 2012 continues to be on the contingency actions and integration of acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ending April 30, 2012, the Company recorded restructuring charges of $10.1 million, which compares to $5.0 million of restructuring charges during the three months ending April 30, 2011. During the six months ending April 30, 2012, the Company recorded restructuring charges of $19.0 million, which compares to $8.0 million of restructuring charges during the six months ending April 30, 2011. The restructuring activity for the three months ending April 30, 2012 consisted of $3.0 million in employee separation costs, $3.2 million in asset impairments and $3.9 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. The restructuring activity for the six month period ending April 30, 2012 consisted of $8.2 million in employee separation costs, $4.9 million in asset impairments and $5.9 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2012 and 2013 or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Amounts expected to be incurred were $32.5 million and $10.4 million as of April 30, 2012 and October 31, 2011, respectively. The increase was due to the formulation of new plans by management. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the six month period ending April 30, 2012	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$12.6	$6.6	$6.0
Asset impairments	2.1	2.1	—
Other restructuring costs	10.3	4.1	6.2

	25.0	12.8	12.2
Flexible Products & Services
Employee separation costs	2.2	1.6	0.6
Asset impairments	2.8	2.8	—
Other restructuring costs	2.5	1.8	0.7

	7.5	6.2	1.3

	$32.5	$19.0	$13.5

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) at the inception of an arrangement or whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary designation is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held by the Company, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

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

The Buyer SPE is deemed to be a VIE since the Buyer SPE is not able to satisfy its liabilities without financial support from the Company. While the Buyer SPE is a separate and distinct legal entity from the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.

As of April 30, 2012 and October 31, 2011, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For both of the six month periods ending April 30, 2012 and 2011, the Buyer SPE recorded interest income of $1.2 million.

As of April 30, 2012 and October 31, 2011, STA Timber had long-term debt of $43.3 million. For both of the six month periods ending April 30, 2012 and 2011, STA Timber recorded interest expense of $1.1 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The Flexible Products JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from the Company. The Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

The following table presents the Flexible Products JV total net assets (Dollars in millions):

October 31, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$192.9	$171.3	$364.2
Total liabilities	78.9	57.2	136.1

Net assets	$114.0	$114.1	$228.1

April 30, 2012	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$184.2	$150.3	$334.5
Total liabilities	77.5	50.4	127.9

Net assets	$106.7	$99.9	$206.6

As of April 30, 2012, Asset Co. had outstanding advances to NSC for $13.2 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of April 30, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $7.5 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements. Subsequent to April 30, 2012, the outstanding advances were repaid in full.

Net loss attributable to the noncontrolling interest in the Flexible Products JV for the three months ending April 30, 2012 and 2011 was $2.4 million and $0.2 million, respectively. Net loss attributable to the noncontrolling interest in the Flexible Products JV for the six months ending April 30, 2012 and 2011 was $3.8 million and $1.9 million, respectively.

Non-United States Accounts Receivable VIE

As further described in Note 3, Cooperage Receivables Finance B.V. is a party to the European RPA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2012	October 31, 2011
Credit Agreement	$342.4	$355.4
Senior Notes due 2017	302.6	302.9
Senior Notes due 2019	243.3	242.9
Senior Notes due 2021	264.8	280.2
Trade accounts receivable credit facility	128.0	130.0
Other long-term debt	23.7	46.2

	1,304.8	1,357.6
Less current portion	(18.8)	(12.5)

Long-term debt	$1,286.0	$1,345.1

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

The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of April 30, 2012, $342.4 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $18.8 million and the long-term portion was $323.6 million. The weighted average interest rate on the Credit Agreement was 2.20% for the six months ended April 30, 2012 and 2.14% as of April 30, 2011.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of April 30, 2012, the Company was in compliance with these covenants.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of the Senior Notes due 2017 was $326.6 million as of April 30, 2012 based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2012, the Company was in compliance with these covenants.

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

The fair value of the Senior Notes due 2019 was $282.5 million as of April 30, 2012, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2012, the Company was in compliance with these covenants.

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

The fair value of the Senior Notes due 2021 was $277.7 million as of April 30, 2012, based upon quoted market prices. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2012, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (1.00% as of April 30, 2012). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of April 30, 2012, there was $128.0 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of April 30, 2012, the Company was in compliance with these covenants.

Greif Receivables Funding LLC (“GRF”), an indirect subsidiary of the Company, has participated in the purchase and transfer of receivables in connection with these credit facilities and is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company and its other subsidiaries, the assets of GRF are not available to satisfy the liabilities and obligations of Greif, Inc. and its other subsidiaries, and the liabilities of GRF are not the liabilities or obligations of Greif, Inc. and its other subsidiaries. This entity purchases and services the Company’s trade accounts receivable that are subject to this credit facility.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of April 30, 2012, the Company had outstanding other debt of $128.9 million, comprised of $23.7 million in long-term debt and $105.2 million in short-term borrowings, compared to other debt outstanding of $183.5 million, comprised of $46.2 million in long-term debt and $137.3 million in short-term borrowings, as of October 31, 2011.

As of April 30, 2012, the current portion of the Company’s long-term debt was $18.8 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $6.3 million in 2012, $48.7 million in 2013, $25.0 million in 2014, $414.1 million in 2015, $302.6 million in 2017 and $508.1 million thereafter.

As of April 30, 2012 and October 31, 2011, the Company had deferred financing fees and debt issuance costs of $20.0 million and $18.9 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives from time to time to partially mitigate the effect of exposure to interest rate movements, exposure to currency fluctuations and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging”, all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next six months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $0.7 million after tax at the time the underlying hedge transactions are realized.

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

Recurring Fair Value Measurements

The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of April 30, 2012 (Dollars in millions):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.1)	$—	$(1.1)	Other long-term liabilities
Foreign exchange hedges	—	0.3	—	0.3	Other current assets
Foreign exchange hedges	—	(0.4)	—	(0.4)	Other current liabilities
Energy hedges	—	(0.7)	—	(0.7)	Other current liabilities

Total*	$—	$(1.9)	$—	$(1.9)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2012 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. The Company now has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.24% as of April 30, 2012 and 0.27% as of October 31, 2011) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of April 30, 2012 and 1.92% as of October 31, 2011). Realized losses under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.5 million for the three months ending April 30, 2012 and 2011, respectively; and were $0.6 million and $1.0 million for the six months ending April 30, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.1 million and $0.3 million recorded in accumulated other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Foreign Exchange Hedges

The Company conducts business in major international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses.

As of April 30, 2012, the Company had outstanding foreign currency forward contracts in the notional amount of $231.7 million ($160.6 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. A realized loss under these contracts was $0.1 million and a realized gain was $1.5 million for the three months ending April 30, 2012 and 2011, respectively; and a realized loss was $1.4 million and a realized gain was $0.1 million for the six months ending April 30, 2012 and 2011, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in gains of $0.1 million and $0.7 million recorded in other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Energy Hedges

The Company is exposed to changes in the price of certain commodities. The Company’s objective is to reduce volatility associated with forecasted purchases of these commodities to allow management of the Company to focus its attention on business operations. Accordingly, the Company enters into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. As of April 30, 2012, the notional amount of these hedges was $1.0 million ($2.7 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Realized losses under these contracts were $0.4 million and $0.1 million for the three months ending April 30, 2012 and 2011, respectively; and were $0.6 million and $0.3 million for the six months ending April 30, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in losses of $0.7 million and $0.1 million recorded in other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Other financial instruments

The estimated fair value of the Company’s long-term debt was $886.8 million and $866.8 million compared to the carrying amounts of $810.6 million and $825.9 million as of April 30, 2012, and October 31, 2011, respectively. The current portion of the long-term debt was $18.8 million as of April 30, 2012 and $12.5 million as of October 31, 2011. The fair values of the Company’s Credit Agreement and the United States Trade Accounts Receivable Credit Facility does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities.

Non Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs which were valued based on bids received from third parties and using discounted cash flow analysis based on assumptions that the Company believes market participants would use. The Company recorded restructuring-related expenses for the six month period ending April 30, 2012 of $4.9 million on long lived assets with net book values of $17.6 million.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During 2011, the Company recognized an impairment of $1.3 million related to net assets held for sale in the Rigid Industrial Packaging & Services segment. As of April 30, 2012, the Company had not recognized any additional impairment related to net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” In the third quarter of 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in the Flexible Products & Services segment. The Company concluded that no further impairment existed as of April 30, 2012.

Pension Plan Assets

On an annual basis the Company compares the asset holdings of the pension plan to targets established by the Company. The pension plan assets are categorized as either equity securities, debt securities, or other assets, which are all considered level 1 and level 2 fair value measurements. The typical asset holdings include:

•	Mutual funds: Valued at the Net Asset Value “NAV” available daily in an observable market.

•	Common collective trusts: Unit value calculated based on the observable NAV of the underlying investment.

•	Pooled separate accounts: Unit value calculated based on the observable NAV of the underlying investment.

•

The common collective trusts invest in an array of fixed income, debt and equity securities with various growth and preservation strategies: The trusts invest in long term bonds and large and small capital stock.

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

NOTE 12 — INCOME TAXES

The effective tax rate was 28.0% and 22.6% for the three months ended April 30, 2012 and 2011, respectively; and 28.5% and 23.5% for the six months ended April 30, 2012 and 2011, respectively. The change in the effective tax rate was primarily attributable to a shift in global earnings mix to tax jurisdictions with higher tax rates, along with the release of a valuation allowance on deferred tax assets in 2011 and other discrete tax items recognized in these periods.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2012 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Service cost	$3.4	$3.1	$6.8	$6.2
Interest cost	7.4	7.4	14.8	14.8
Expected return on plan assets	(8.5)	(9.1)	(17.0)	(18.2)
Amortization of prior service cost, initial net asset and net actuarial gain	3.2	2.5	6.4	5.0

Net periodic pension costs	$5.5	$3.9	$11.0	$7.8

The Company made $9.5 million in pension contributions in the six months ended April 30, 2012. The Company estimates $26.0 million of pension contributions for the entire 2012 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(0.8)	(0.8)

Net periodic cost for postretirement benefits	$(0.1)	$(0.1)	$(0.2)	$(0.2)

NOTE 14 — CONTINGENT LIABILITIES

Litigation-related Liabilities

The Company may become involved from time-to-time in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment claims, health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its consolidated financial statements.

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

Environmental Reserves

As of April 30, 2012 and October 31, 2011, environmental reserves of $27.4 million and $29.3 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2012 and October 31, 2011, environmental reserves of the Company included $13.9 million and $14.0 million, respectively, for its blending facility in Chicago, Illinois, $8.0 million and $9.5 million, respectively, for various European drum facilities acquired from Blagden and Van Leer, $3.9 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.6 million and $1.6 million for various other facilities around the world.

As of April 30, 2012 Greif estimated that payments for environmental remediation will be $6.6 million in 2012, $3.4 million in 2013, $1.5 million in 2014, $2.6 million in 2015, $1.7 million in 2016 and $11.6 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively:

	Three months ended		Six months ended
	April 30,		April 30,
(In millions, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$36.8	$50.9	$60.7	$92.3
Cash dividends	24.5	24.5	48.8	48.8

Undistributed net income attributable to Greif, Inc.	$12.3	$26.4	$11.9	$43.5
Denominator for basic EPS
Class A common stock	25.1	24.8	25.1	24.8
Class B common stock	22.1	22.4	22.1	22.4
Denominator for diluted EPS
Class A common stock	25.3	25.1	25.2	25.1
Class B common stock	22.1	22.4	22.1	22.4
EPS Basic
Class A common stock	$0.63	$0.87	$1.05	$1.58
Class B common stock	$0.95	$1.31	$1.56	$2.37
EPS Diluted
Class A common stock	$0.63	$0.87	$1.04	$1.58
Class B common stock	$0.95	$1.31	$1.56	$2.37
Dividends per share
Class A common stock	$0.42	$0.42	$0.84	$0.84
Class B common stock	$0.63	$0.63	$1.25	$1.25

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended April 30, 2012 and the six months ended April 30, 2012, the Company repurchased no shares of Class A Common Stock. During the three months and six months ended April 30, 2012, the Company repurchased 1,000 shares of Class B Common Stock. As of April 30, 2012, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all purchased in prior years except for the 1,000 shares discussed above. The total cost of the shares repurchased from November 1, 2010 through April 30, 2012 was approximately $15.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,972,029	17,309,891
Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034
April 30, 2012:
Class A Common Stock	128,000,000	42,281,920	25,170,768	17,111,152
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Class A Common Stock:
Basic shares	25,149,691	24,825,768	25,101,280	24,806,813
Assumed conversion of stock options	143,133	281,076	137,914	275,747

Diluted shares	25,292,824	25,106,844	25,239,194	25,082,560

Class B Common Stock:
Basic and diluted shares	22,120,666	22,385,922	22,120,816	22,399,094

No stock options were antidilutive for the six month periods ended April 30, 2012 and 2011, respectively.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ending April 30, 2012 and 2011 were $2.0 million and $0.0 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ending April 30, 2012 and 2011. Equity earnings of unconsolidated affiliates, net of tax for the six months ending April 30, 2012 and 2011 were $2.0 and $0.5 million, respectively. There were no dividends received from the Company’s equity method affiliates for the six months ending April 30, 2012 and 2011. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of April 30, 2012, these loans had an outstanding balance of $18.8 million.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted)/added from net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the three months ending April 30, 2012 and 2011 was $0.6 million and $0.3 million, respectively. Net (income) loss attributable to noncontrolling interests for the six months ending April 30, 2012 and 2011 was ($0.1) million and $0.6 million, respectively.

NOTE 17 — COMPREHENSIVE INCOME AND SHAREHOLDERS EQUITY

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners.

The components of comprehensive income are as follows (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
		As restated (1)		As restated (1)
Net income	$36.2	$50.6	$60.8	$91.7
Other comprehensive income:
Foreign currency translation adjustment	1.4	54.1	15.0	23.7
Changes in fair value of interest rate and other derivatives, net of tax	—	0.3	(0.2)	0.8
Minimum pension liabilities adjustment, net of tax	(0.5)	(1.0)	3.8	(0.9)

Comprehensive income	$37.1	$104.0	$79.4	$115.3

(1)	The consolidated balance sheet and the consolidated statement of changes in shareholders’ equity as of October 31, 2010 have been restated to correct prior period errors. However, the quarterly balance sheets as of January 31, 2011, April 30, 2011 and July 31, 2011 were not restated as part of the October 31, 2011 restatement since the corrections did not impact total assets, consolidated net income or cash flows of the Company, but have been restated within this filing for comparative purposes.

The components of accumulated other comprehensive income within the Company’s consolidated balance sheets were adjusted as follows (Dollars in millions):

	April 30, 2011	January 31, 2011	Change
Accumulated other comprehensive loss:
Foreigh currency translation, as reported	$68.3	$14.2	$54.1
Restatment	(44.3)	(44.3)	—

Foreigh currency translation, as adjusted	$24.0	$(30.1)	$54.1

	April 30, 2011	October 31, 2010	Change
Accumulated other comprehensive loss:
Foreigh currency translation, as reported	$68.3	$44.6	$23.7
Restatment	(44.3)	(44.3)	—

Foreigh currency translation, as adjusted	$24.0	$0.3	$23.7

In the fourth quarter of 2011, the Company corrected an error which occurred in 2003 related to the balance sheet elimination of certain intercompany balances. The effect of the error impacted both foreign currency translation within other comprehensive income (loss), which had been overstated by $19.6 million, and accounts payable, which had been understated by $19.6 million. The Company has corrected the error for 2011 by restating the consolidated statements of changes in shareholders’ equity and the consolidated balance sheets. The correction of the error did not impact total assets, consolidated net income, or cash flows.

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

The following is the income tax benefit (expense) for each other comprehensive income line items (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Income tax benefit (expense):
Changes in fair value of interest rate and other derivatives	—	(0.1)	0.1	(0.4)
Minimum pension liabilities adjustment	0.2	0.3	(1.5)	0.3

The components of Shareholders’ Equity from October 31, 2011 to April 30, 2012 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Noncontrolling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,401.7	$156.8	$(148.1)	$1,392.2
Net income					60.7	0.1		60.8
Other comprehensive income (loss):
- foreign currency translation						(22.3)	15.0	(7.3)
- interest rate and other derivatives, net of income tax expense of $0.1							(0.2)	(0.2)
- minimum pension liability adjustment, net of income tax expense of $1.5							3.8	3.8

Comprehensive income								57.1

Other noncontrolling interests						3.7		3.7
Dividends paid					(48.8)			(48.8)
Stock options exercised	45	0.6	(45)	0.1				0.7
Restricted stock executives and directors	19	0.9	(19)	—				0.9
Long-term incentive shares issued	134	5.8	(134)	0.3				6.1

As of April 30, 2012	47,291	$121.1	29,551	$(131.6)	$1,413.6	$138.3	$(129.5)	$1,411.9

NOTE 18 — BUSINESS SEGMENT INFORMATION

The Company operates in four business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging and Land Management.

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and industrial and consumer multiwall bag products in the North America market. The Company’s flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at the Company’s fully integrated production sites, as well as sourced from strategic regional suppliers. The Company’s flexible products are sold to customers and in market segments similar to those of the Company’s Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. The Company’s industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 268,800 acres of timber properties in the southeastern United States, which are actively managed, and 12,421 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of the Company’s United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use properties and development properties.

The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2011 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011
Net sales
Rigid Industrial Packaging & Services	$802.9	$743.9	$1,506.2	$1,397.8
Flexible Products & Services	113.9	134.8	228.7	262.8
Paper Packaging	170.6	166.5	338.7	323.3
Land Management	7.9	5.5	14.4	10.6

Total net sales	$1,095.3	$1,050.7	$2,088.0	$1,994.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$54.8	$66.1	$87.6	$112.2
Flexible Products & Services	(1.9)	2.0	0.4	3.5
Paper Packaging	14.3	20.9	34.5	39.0
Land Management	7.1	2.3	10.1	5.3

Total operating profit	$74.3	$91.3	$132.6	$160.0

Restructuring charges:
Rigid Industrial Packaging & Services	5.5	2.3	12.8	4.6
Flexible Products & Services	4.6	3.2	6.2	3.2
Paper Packaging	—	(0.5)	—	0.2

Total restructuring charges	10.1	5.0	19.0	8.0

Acquisition-related costs:
Rigid Industrial Packaging & Services	0.8	2.7	2.5	4.2
Flexible Products & Services	0.4	5.3	0.9	12.3

Total acquisition-related costs	1.2	8.0	3.4	16.5

Operating profit before special items:
Rigid Industrial Packaging & Services	61.1	71.1	102.9	121.0
Flexible Products & Services	3.1	10.5	7.5	19.0
Paper Packaging	14.3	20.4	34.5	39.2
Land Management	7.1	2.3	10.1	5.3

Total operating profit before special items*	85.6	104.3	155.0	184.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$27.3	$21.8	$53.2	$42.2
Flexible Products & Services	3.8	4.1	7.7	8.3
Paper Packaging	7.8	7.9	15.7	15.6
Land Management	0.8	0.8	1.8	1.6

Total depreciation, depletion and amortization expense	$39.7	$34.6	$78.4	$67.7

*	Total operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011
Net sales:
North America	$503.8	$483.9	$957.2	$923.7
Europe, Middle East and Africa	423.9	406.5	802.2	751.7
Asia Pacific and Latin America	167.6	160.3	328.6	319.1

Total net sales	$1,095.3	$1,050.7	$2,088.0	$1,994.5

The following table presents total assets by segment and geographic area (Dollars in millions):

	April 30, 2012	October 31, 2011
Assets:
Rigid Industrial Packaging & Services	$2,595.1	$2,738.2
Flexible Products & Services	365.9	383.5
Paper Packaging	418.8	420.4
Land Management	278.5	280.1

Total segments	3,658.3	3,822.2

Corporate and other	371.9	385.1

Total assets	$4,030.2	$4,207.3

Assets:
North America	$1,774.1	$1,779.5
Europe, Middle East and Africa	1,632.0	1,750.3
Asia Pacific and Latin America	624.1	677.5

Total assets	$4,030.2	$4,207.3

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2012 and October 31, 2011, and for the consolidated statements of operations for the six months ended April 30, 2012 and 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ending October 31, 2011 (the “2011 Form 10-K”). Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks that could adversely affect our results of operations (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xiii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvi) legislation/regulation related to climate change and environmental and health and safety matters and product liability claims could negatively impact our operations and financial performance, (xvii) changing climate conditions may adversely affect our operations and financial performance, (xviii) we may incur fines or penalties, damage to reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, and (xix) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended October 31, 2011 and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

We are a leading global provider of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, recycling of industrial containers, blending, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products and services to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

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

As of April 30, 2012, we owned approximately 268,800 acres of timber properties in the southeastern United States, which are actively managed, and approximately 12,421 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities as of the date of our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the six month periods ending April 30, 2012 and 2011. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

The non-GAAP financial measures of operating profit before special items, EBITDA and EBITDA before special items are used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items adds back restructuring charges and acquisition-related costs to operating profit. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. EBITDA before special items adds back restructuring charges and acquisition-related costs to EBITDA. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges and acquisition-related costs to that segment’s EBITDA. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges and acquisition-related costs to that segment’s EBITDA. In our Paper Packaging segment, operating profit before special items adds back restructuring charges to that segment’s operating profit and EBITDA before special items adds back restructuring charges to that segment’s EBITDA. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe the non-GAAP measures provide a better indication of operational performance and a more stable platform on which to compare the historical performance of the company than the most nearly equivalent GAAP data.

Second Quarter Results

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the three month period ending April 30, 2012 and 2011 (Dollars in millions):

	Three months ended
	April 30,
	2012	2011
Net sales
Rigid Industrial Packaging & Services	$802.9	$743.9
Flexible Products & Services	113.9	134.8
Paper Packaging	170.6	166.5
Land Management	7.9	5.5

Total net sales	$1,095.3	$1,050.7

Operating profit (loss):
Rigid Industrial Packaging & Services	$54.8	$66.1
Flexible Products & Services	(1.9)	2.0
Paper Packaging	14.3	20.9
Land Management	7.1	2.3

Total operating profit	$74.3	$91.3

Restructuring charges:
Rigid Industrial Packaging & Services	5.5	2.3
Flexible Products & Services	4.6	3.2
Paper Packaging	—	(0.5)

Total restructuring charges	10.1	5.0

Acquisition-related costs:
Rigid Industrial Packaging & Services	0.8	2.7
Flexible Products & Services	0.4	5.3

Total acquisition-related costs	1.2	8.0

Operating profit before special items:
Rigid Industrial Packaging & Services	61.1	71.1
Flexible Products & Services	3.1	10.5
Paper Packaging	14.3	20.4
Land Management	7.1	2.3

Total operating profit before special items*	85.6	104.3

*	Total operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the three month periods ending April 30, 2012 and 2011 (Dollars in millions):

For the three months ended April 30,	2012	2011
Net income	$36.2	$50.6
Plus: interest expense, net	24.1	18.6
Plus: income tax expense	13.3	14.8
Plus: depreciation, depletion and amortization expense	39.7	34.6
Less: equity earnings of unconsolidated affiliates, net of tax	2.0	—

EBITDA	111.3	118.6

Restructuring charges	10.1	5.0
Acquisition-related costs	1.2	8.0

EBITDA before special items	$122.6	$131.6

Net income	$36.2	$50.6
Plus: interest expense, net	24.1	18.6
Plus: income tax expense	13.3	14.8
Plus: other expense, net	2.7	7.3
Less: equity earnings of unconsolidated affiliates, net of tax	2.0	—

Operating profit	74.3	91.3
Less: other expense, net	2.7	7.3
Plus: depreciation, depletion and amortization expense	39.7	34.6

EBITDA	111.3	118.6
Restructuring charges	10.1	5.0
Acquisition-related costs	1.2	8.0

EBITDA before special items	$122.6	$131.6

The following table sets forth EBITDA and EBITDA before special items for our business segments for the three month periods ending April 30, 2012 and 2011 (Dollars in millions):

For the three months ended April 30,	2012	2011
Rigid Industrial Packaging & Services
Operating profit	$54.8	$66.1
Less: other expense, net	1.2	5.1
Plus: depreciation and amortization expense	27.3	21.8

EBITDA	80.9	82.8
Restructuring charges	5.5	2.3
Acquisition-related costs	0.8	2.7

EBITDA before special items	$87.2	$87.8

Flexible Products & Services
Operating (loss) profit	$(1.9)	$2.0
Less: other expense, net	1.4	1.5
Plus: depreciation and amortization expense	3.8	4.1

EBITDA	0.5	4.6
Restructuring charges	4.6	3.2
Acquisition-related costs	0.4	5.3

EBITDA before special items	$5.5	$13.1

Paper Packaging
Operating profit	$14.3	$20.9
Less: other expense, net	0.1	0.7
Plus: depreciation and amortization expense	7.8	7.9

EBITDA	22.0	28.1
Restructuring charges	—	(0.5)

EBITDA before special items	$22.0	$27.6

Land Management
Operating profit	$7.1	$2.3
Plus: depreciation, depletion and amortization expense	0.8	0.8

EBITDA and EBITDA before special items	$7.9	$3.1

Consolidated EBITDA	$111.3	$118.6

Consolidated EBITDA before special items	$122.6	$131.6

Net Sales

Net sales were $1,095.3 million for the second quarter 2012 compared with $1,050.7 million for the same period in 2011. The second quarter 2012 net sales change by segment compared with the same period last year was Rigid Industrial Packaging & Services ($59.0 million increase), Paper Packaging ($4.1 million increase), Land Management ($2.4 million increase) and Flexible Products & Services ($20.9 million decrease).

The 4 percent increase in net sales for second quarter 2012 compared with second quarter 2011 was due to higher sales volumes (5 percent), increased selling prices (2 percent) primarily resulting from the pass-through of higher raw material costs and the negative impact of foreign currency translation (3 percent). The 5 percent increase in sales volumes included an 8 percent increase from acquisitions partially offset by a 3 percent decrease in sales volumes on a same-structure basis. This decrease was principally due to weak market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, primarily in Europe compared with a year ago. Sales volumes in the Paper Packaging segment increased by 6 percent during second quarter 2012 compared with the same period last year.

Operating Costs

Gross profit decreased to $203.1 million for the second quarter 2012 from $207.3 million for the same period in 2011. Gross profit margin was 18.5 percent for the second quarter 2012 versus 19.7 percent a year ago. The decline in gross profit margin was principally due to lower volumes and market pressure in Europe in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, which was partially offset by higher volumes and lower input costs in the Paper Packaging segment compared with a year ago. There was also a charge of $2.8 million for a correcting adjustment related to third-party containerboard trades in a prior period in the Paper Packaging segment.

SG&A expenses were $121.9 million for the second quarter 2012 compared with $113.9 million for the second quarter 2011. The $8.0 million increase was primarily due to the inclusion of SG&A expenses for acquired companies and a $2.4 million non-cash impairment charge related to properties under contract for sale. Acquisition-related costs of $1.2 million and $8.0 million were included in SG&A expenses for the second quarters of 2012 and 2011, respectively. SG&A expenses were 11.1 percent and 10.8 percent of net sales for the second quarters of 2012 and 2011, respectively.

Restructuring Charges

Second quarter 2012 restructuring charges were $10.1 million compared with restructuring charges of $5.0 million during the second quarter 2011. These charges were related to the consolidation of operations in the Flexible Products & Services segment due to the ongoing implementation of the Greif Business System and rationalization of operations in Rigid Industrial Packaging & Services. There was a total of $3.0 million of employee separation costs, $3.2 million of asset impairments and $3.9 million of other costs for the second quarter 2012. Restructuring charges for the second quarter 2011 consisted of $3.0 million in employee separation costs, $0.3 million in asset impairments and $1.7 million in other costs. The focus of the second quarter 2011 restructuring activities was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Acquisition-related costs were $1.2 million and $8.0 million for the second quarter 2012 and 2011, respectively. For the second quarter 2012, these costs included $0.2 million of acquisition related costs and $1.0 million of acquisition integration costs attributable to acquisitions completed during 2011. The second quarter 2011 amount included $2.3 million of acquisition related costs and $5.7 million post acquisition-related integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, was $3.2 million for the second quarter 2012 and was primarily related to the sale of HBU and surplus properties in the Land Management segment. For the same period last year the gain on sale of properties, plants and equipment, net, was $2.9 million and included the gain on sale of one facility each in the Rigid Industrial Packaging & Services and Paper Packaging segments and the sale of HBU and surplus properties in the Land Management segment.

Operating Profit

Operating profit was $74.3 million for the second quarter 2012 compared with $91.3 million for the same period last year. This was primarily due to lower results in Europe for Rigid Industrial Packaging & Services and Flexible Products & Services partially offset by strong results in Land Management.

EBITDA

EBITDA was $111.3 million and $118.6 million for the second quarters of 2012 and 2011, respectively. This decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $39.7 million for the second quarter 2012 compared with $34.6 million for the same period last year.

Trends

Overall market conditions improved modestly on a sequential basis during the second quarter 2012, but continued weakness in Europe impacted the Rigid Industrial Packaging & Services and Flexible Products & Services segments in that region. A slower pace of economic recovery in Europe compared with expectations earlier in the year will continue to impact the Rigid Industrial Packaging & Services and Flexible Products & Services segments in that region. Positive contributions are anticipated from contingency actions, acquisition integration and ongoing Greif Business System initiatives implemented during 2012, which we believe will provide additional benefits to the full-year results.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers and services such as container life cycle management, recycling of industrial containers, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales increased 8 percent to $802.9 million for the second quarter 2012 compared with $743.9 million for the second quarter 2011. On a same-structure basis, sales volumes declined 5 percent due to economic conditions and market pressure, primarily in Europe. Sales volumes benefited from a 12 percent increase due to acquisitions. Average selling prices increased 4 percent for the second quarter 2012 primarily due to the pass-through of higher raw material costs. There was also a negative 3 percent impact of foreign currency translation.

Gross profit was $147.1 million and $145.2 million for the second quarters of 2012 and 2011, respectively. Gross profit margin declined to 18.3 percent for the second quarter 2012 from 19.5 percent for the second quarter 2011. The decrease in gross profit margin compared with last year was due to lower volumes and increased market pressure.

Operating profit was $54.8 million for the second quarter 2012 compared with $66.1 million for the same period last year. Solid results in North America and Asia contrasted with lower results in Europe. There were $5.5 million of restructuring charges for second quarter 2012, primarily related to contingency actions implemented during the quarter, compared with $2.3 million for the same period last year, and $0.8 million and $2.7 million of acquisition-related costs for the second quarters of 2012 and 2011, respectively.

EBITDA was $80.9 million and $82.8 million for the second quarters of 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $27.3 million for the second quarter 2012 compared with $21.8 million for the same period last year.

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

Net sales were $113.9 million for the second quarter 2012 compared with $134.8 million for the second quarter 2011. The $20.9 million decline was attributable to lower sales volumes due to weak market conditions in Europe, which represents a majority of this segment’s sales.

Gross profit was $22.1 million for the second quarter 2012 versus $29.0 million a year ago. Gross profit margin decreased to 19.4 percent for the second quarter 2012 from 21.5 percent for the second quarter 2011. The decline in gross profit margin was primarily attributable to lower sales volumes.

Operating loss was $1.9 million for the second quarter 2012 compared with operating profit of $2.0 million for the second quarter 2011. The negative impact of lower volumes and higher restructuring charges was partially offset by lower acquisition-related costs. There were $4.6 million of restructuring charges for second quarter 2012 primarily related to the consolidation of operations, compared with $3.2 million for the same period last year, and $0.4 million and $5.3 million of acquisition-related costs for the second quarters of 2012 and 2011, respectively.

EBITDA was $0.5 million for the second quarter 2012 and $4.6 million for second quarter 2011 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $3.8 million and $4.1 million for second quarters of 2012 and 2011, respectively.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets and corrugated containers in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Divestiture of facilities.

Net sales increased 3 percent to $170.6 million for the second quarter 2012 compared with $166.5 million for the second quarter 2011. Higher volumes were partially offset by modestly lower selling prices that resulted primarily from changes in product mix.

Gross profit was $30.2 million for the second quarter 2012 compared with $31.3 million a year ago due to the modestly lower selling prices and higher transportation costs that were substantially offset by higher volumes and lower costs for old corrugated containers (OCC) and utilities. Gross profit margin decreased to 17.7 percent for the second quarter 2012 from 18.8 percent for the second quarter 2011.

Operating profit was $14.3 million for the second quarter 2012 versus $20.9 million for the second quarter 2011. Modestly lower selling prices and higher transportation costs were substantially offset by higher volumes and lower OCC and utility costs. The second quarter 2012 included a charge of $2.8 million for a correcting adjustment related to third-party containerboard trades in a prior period and a $2.4 million non-cash impairment charge related to properties under contract for sale.

EBITDA was $22.0 million for the second quarter 2012 compared with $28.1 million for the second quarter 2011 due to the same factors noted above. Depreciation, depletion and amortization expense was $7.8 million and $7.9 million for second quarters of 2012 and 2011, respectively.

Land Management

As of April 30, 2012, our Land Management segment consisted of approximately 268,800 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 12,421 acres of timber properties in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $7.9 million for the second quarter 2012 compared with $5.5 million for the second quarter 2011. This increase was due to the sale of development properties in Canada and additional timber sales in the United States resulting from increased selling opportunities due to weather and other supply concerns of certain customers.

Operating profit was $7.1 million and $2.3 million for the second quarters of 2012 and 2011, respectively. Second quarter operating profit included special use property disposals of $3.9 million and $0.3 million for 2012 and 2011, respectively.

EBITDA was $7.9 million and $3.1 million for the second quarters of 2012 and 2011, respectively. Depreciation, depletion and amortization expense was $0.8 million for both periods.

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

As of April 30, 2012, we estimated that there were approximately 46,271 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $24.1 million for the second quarter 2012 compared with $18.6 million for the second quarter 2011. The increase was primarily due to the higher level of debt outstanding during second quarter 2012 compared with second quarter 2011. This higher debt level was attributable to acquisitions completed during the past year and related working capital requirements.

Other expense, net

Other expense, net, was $2.7 million for the second quarter 2012 versus $7.3 million for the same period last year. This decline was primarily due to lower foreign exchange losses and lower fees associated with the sale of non-United States accounts receivable compared with the second quarter 2011.

Income tax expense

Income tax expense was $13.3 million for the second quarter 2012 compared with $14.8 million for the same period last year due to a decline in income before income tax expense and equity earnings of unconsolidated affiliates, net of tax, and offset by a change in the global earnings mix compared with second quarter 2011.

The effective tax rate was 28.0 percent in the second quarter of 2012 compared to an effective tax rate of 22.6 percent in the second quarter of 2011. The cash tax rate for fiscal 2012 is expected to be approximately 20 percent, which is consistent with the prior year’s rate.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $2.0 million of equity earnings of unconsolidated affiliates, net of tax, for the second quarter 2012 versus no equity earnings of unconsolidated affiliates for the same period last year.

Net (income) loss attributable to noncontrolling interests

Net income (loss) attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that were deducted from or added to net income to arrive at net income (loss) attributable to Greif, Inc. Net income (loss) attributable to noncontrolling interests was $0.6 million for the three months ending April 30, 2012 compared with $0.3 million for the same period last year.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $36.8 million for the second quarter 2012 compared with net income attributable to Greif, Inc. of $50.9 million for the second quarter 2011.

Year-to-Date Results

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the six month period ending April 30, 2012 and 2011 (Dollars in millions):

	Six months ended
	April 30,
	2012	2011
Net sales
Rigid Industrial Packaging & Services	$1,506.2	$1,397.8
Flexible Products & Services	228.7	262.8
Paper Packaging	338.7	323.3
Land Management	14.4	10.6

Total net sales	$2,088.0	$1,994.5

Operating profit:
Rigid Industrial Packaging & Services	$87.6	$112.2
Flexible Products & Services	0.4	3.5
Paper Packaging	34.5	39.0
Land Management	10.1	5.3

Total operating profit	$132.6	$160.0

Restructuring charges:
Rigid Industrial Packaging & Services	12.8	4.6
Flexible Products & Services	6.2	3.2
Paper Packaging	—	0.2

Total restructuring charges	19.0	8.0

Acquisition-related costs:
Rigid Industrial Packaging & Services	2.5	4.2
Flexible Products & Services	0.9	12.3

Total acquisition-related costs	3.4	16.5

Operating profit before special items:
Rigid Industrial Packaging & Services	102.9	121.0
Flexible Products & Services	7.5	19.0
Paper Packaging	34.5	39.2
Land Management	10.1	5.3

Total operating profit before special items*	155.0	184.5

*	Total operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the six month periods ending April 30, 2012 and 2011 (Dollars in millions):

For the six months ended April 30,	2012	2011
Net income	$60.8	$91.7
Plus: interest expense, net	47.8	35.4
Plus: income tax expense	23.5	28.0
Plus: depreciation, depletion and amortization expense	78.4	67.7
Less: equity earnings of unconsolidated affiliates, net of tax	2.0	0.5

EBITDA	208.5	222.3

Restructuring charges	19.0	8.0
Acquisition-related costs	3.4	16.5

EBITDA before special items	$230.9	$246.8

Net income	$60.8	$91.7
Plus: interest expense, net	47.8	35.4
Plus: income tax expense	23.5	28.0
Plus: other expense, net	2.5	5.4
Less: equity earnings of unconsolidated affiliates, net of tax	2.0	0.5

Operating profit	132.6	160.0
Less: other expense, net	2.5	5.4
Plus: depreciation, depletion and amortization expense	78.4	67.7

EBITDA	208.5	222.3
Restructuring charges	19.0	8.0
Acquisition-related costs	3.4	16.5

EBITDA before special items	$230.9	$246.8

The following table sets forth EBITDA and EBITDA before special items for our business segments for the six month periods ending April 30, 2012 and 2011 (Dollars in millions):

For the six months ended April 30,	2012	2011
Rigid Industrial Packaging & Services
Operating profit	$87.6	$112.2
Less: other expense, net	1.6	4.6
Plus: depreciation and amortization expense	53.2	42.2

EBITDA	139.2	149.8
Restructuring charges	12.8	4.6
Acquisition-related costs	2.5	4.2

EBITDA before special items	$154.5	$158.6

Flexible Products & Services
Operating profit	$0.4	$3.5
Less: other expense, net	1.1	0.2
Plus: depreciation and amortization expense	7.7	8.3

EBITDA	7.0	11.6
Restructuring charges	6.2	3.2
Acquisition-related costs	0.9	12.3

EBITDA before special items	$14.1	$27.1

Paper Packaging
Operating profit	$34.5	$39.0
Less: other expense (income), net	(0.2)	0.6
Plus: depreciation and amortization expense	15.7	15.6

EBITDA	50.4	54.0
Restructuring charges	—	0.2

EBITDA before special items	$50.4	$54.2

Land Management
Operating profit	$10.1	$5.3
Plus: depreciation, depletion and amortization expense	1.8	1.6

EBITDA and EBITDA before special items	$11.9	$6.9

Consolidated EBITDA	$208.5	$222.3

Consolidated EBITDA before special items	$230.9	$246.8

Net Sales

Net sales were $2,088.0 million for the first half of 2012 compared with $1,994.5 million for the first half of 2011. The first half of 2012 net sales change by segment compared with the same period last year was Rigid Industrial Packaging & Services ($108.4 million increase), Paper Packaging ($15.4 million increase), Land Management ($3.8 million increase) and Flexible Products & Services ($34.1 million decrease).

The 5 percent increase in net sales for the first half of 2012 was primarily due to higher sales volumes attributable to acquisitions, higher selling prices resulting from the pass-through of higher raw material costs, partially offset by lower sales volumes on a same structure basis due to market conditions and the negative impact of foreign currency translation.

Operating Costs

Gross profit decreased to $381.8 million for the first half 2012 from $383.4 million for the same period in 2011. Gross profit margin was 18.3 percent for the first half 2012 versus 19.2 percent a year ago. The decline in gross profit margin was principally due to lower volumes and market pressure in Europe in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, which was partially offset by higher volumes and lower input costs in the Paper Packaging segment compared with a year ago. The first half of 2012 also included a charge of $2.8 million for a correcting adjustment related to third-party containerboard trades in a prior period in the Paper Packaging segment.

SG&A expenses were $234.5 million or 11.2 percent of net sales, in the first half of 2012 compared with $220.4 million, or 11.1 percent, in the first half of 2011. The dollar increase in SG&A expenses was primarily due to the inclusion of SG&A expenses for acquired companies partially offset by lower acquisition-related costs. The first half of 2012 included a $2.4 million non-cash impairment charge related to properties under contract for sale. Acquisition-related costs of $3.4 million and $16.5 million were included in SG&A expenses for the first half 2012 and 2011, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.

Restructuring Charges

Restructuring charges were $19.0 million and $8.0 million for the first half of 2012 and 2011, respectively. Restructuring charges for the first half of 2012 consisted of $8.2 million in employee separation costs, $4.9 million in asset impairments and $5.9 million in other costs. These charges were related to the consolidation of operations in the Flexible Products & Services segment due to the ongoing implementation of the Greif Business System and rationalization of operations in Rigid Industrial Packaging & Services. Restructuring charges for the first half of 2011 consisted of $4.2 million in employee separation costs, $0.8 million in asset impairments and $3.0 million in other costs. The focus of the first half of 2011 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Acquisition-related costs were $3.4 million and $16.5 million for the first half of 2012 and 2011, respectively. For the first half of 2012, these costs included $1.4 million of acquisition related costs and $2.0 of acquisition integration costs attributable to acquisitions completed during 2011. The first half of 2011 amount included $4.8 million of acquisition related costs and $11.8 million of post acquisition-related integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $4.3 million in the first half of 2012 from $5.0 million same period last year primarily due to fewer sales of idle facilities.

Operating Profit

Operating profit was $132.6 million and $160.0 million in the first half of 2012 and 2011, respectively. This decrease was primarily due to lower results in Europe for Rigid Industrial Packaging & Services and Flexible Products & Services partially offset by strong results in Land Management. Operating profit before special items was $155.0 million for the first half of 2012 compared with $184.5 million for the first half of 2011. The $29.5 million decrease in operating profit before special items was due to Land Management ($4.8 million increase), Rigid Industrial Packaging & Services ($18.1 million decrease), Flexible Products & Services ($11.5 million decrease) and Paper Packaging ($4.7 million decrease).

EBITDA

EBITDA was $208.5 million and $222.3 million for the first half of 2012 and 2011, respectively. The decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $78.4 million for the first half of 2012 compared with $67.7 million for the same period last year.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers and services such as container life cycle management, recycling of industrial containers, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales were $1,506.2 million for the first half of 2012 compared with $1,397.8 million for the first half of 2011. The 8 percent increase in net sales was primarily due to higher sales volumes from acquisitions, higher selling prices resulting from the pass-through of higher input costs, partially offset by lower sales volumes on a same structure basis due to economic conditions and market pressure, primarily in Europe, and the negative impact of foreign currency translation.

Gross profit was $267.9 million and $266.9 million for the first half of 2012 and 2011, respectively. Gross profit margin decreased to 17.8 percent from 19.1 percent for the first half of 2012 and 2011, respectively. This reduction was primarily due to lower volumes and increased market pressure.

Operating profit was $87.6 million and $112.2 million for the first half of 2012 and 2011, respectively. Operating profit before special items decreased to $102.9 million for the first half of 2012 from $121.0 million for the first half of 2011. The $18.1 million decrease was primarily due to lower results in Europe.

EBITDA was $139.2 million and $149.8 million for the first half of 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $53.2 million for the first half of 2012 compared with $42.2 million for the same period last year.

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

Net sales were $228.7 million for the first half of 2012 compared with $262.8 million for the first half of 2011. The $34.1 million decrease was attributable to lower sales volumes due to weak market conditions in Europe, which represents a majority of this segment’s sales.

Gross profit was $45.8 million for the first half of 2012 versus $53.5 million a year ago. Gross profit margin was 20.0 percent and 20.4 percent for the first half of 2012 and 2011, respectively. The decrease in gross profit margin was primarily due to lower sales volumes.

Operating profit was $0.4 million for the first half of 2012 and $3.5 million for the first half of 2011. The negative impact of lower volumes and higher restructuring charges was partially offset by lower acquisition-related costs. Operating profit before special items decreased to $7.5 million for the first half of 2012 from $19.0 million for the first half of 2011.

EBITDA was $7.0 million and $11.6 million for the first half of 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $7.7 million for the first half of 2012 compared with $8.3 million for the same period last year.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets and corrugated containers in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System; and

•	Divestiture of facilities.

Net sales were $338.7 million for the first half of 2012 compared with $323.3 million for the first half of 2011. The 5 percent increase in net sales was primarily due to higher sales volumes partially offset by modestly lower selling prices that resulted primarily from changes in product mix.

Gross profit was $61.4 million for the first half 2012 compared with $59.6 million a year ago. Gross profit margin decreased to 18.1 percent from 18.4 percent for the first half of 2012 and 2011, respectively. This decrease was primarily due to lower selling prices and higher transportation costs that were substantially offset by higher volumes and lower costs for old corrugated containers (OCC) and utilities.

Operating profit was $34.5 million and $39.0 million for the first half of 2012 and 2011, respectively. Operating profit before special items decreased to $34.5 million for the first half of 2012 from $39.2 million for the first half of 2011. The $4.7 million decrease was primarily due to a charge of $2.8 million for a correcting adjustment related to third-party containerboard trades in a prior period and a $2.4 million non-cash impairment charge related to properties under contract for sale.

EBITDA was $50.4 million and $54.0 million for the first half of 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $15.7 million for the first half of 2012 compared with $15.6 million for the same period last year.

Land Management

As of April 30, 2012, our Land Management segment consisted of approximately 268,800 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 12,421 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $14.4 million and $10.6 million for the first half of 2012 and 2011, respectively. The $3.8 million increase was primarily due to the sale of development properties in Canada and additional timber sales in the United States resulting from increased selling opportunities due to weather related concerns of certain customers.

Operating profit and operating profit before special items was $10.1 million for the first half of 2012 compared to $5.3 million for the first half of 2011. Included in these amounts were profits from the sale of special use properties (surplus, higher and better use, and development properties) of $4.2 million for the first half of 2012 and $1.9 million for the first half of 2011.

EBITDA was $11.9 million and $6.9 million for the first half of 2012 and 2011, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $1.8 million for the first half of 2012 compared with $1.6 million for the same period last year.

As of April 30, 2012, we estimated that there were approximately 46,271 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $47.8 million for the first half of 2012 compared to $35.4 million for the same period last year. The increase was primarily due to the higher level of debt resulting from the acquisitions and related increased working capital requirements.

Other expense, net

Other expense, net was $2.5 million for the first half of 2012 compared to other expense, net of $5.4 million for the first half of 2011. The decrease was primarily due to lower foreign exchange losses and lower fees associated with the sale of non-United States accounts receivable compared with the first half of 2011.

Income tax expense

Income tax expense was $23.5 million for the first half 2012 compared with $28.0 million for the same period last year due to a decline in income before income tax expense and equity earnings of unconsolidated affiliates, net of tax, and a change in the global earnings mix.

The annual book tax rate was 28.5 percent for the first half of 2012 compared with 23.5 percent for the first half 2011. The cash tax rate for fiscal 2012 is expected to be approximately 20 percent, which is consistent with the prior year’s rate.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $2.0 million and $0.5 million of equity earnings of unconsolidated affiliates, net of tax, during the first half of 2012 and 2011, respectively.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests for the six months ending April 30, 2012 and 2011 were ($0.1) million and $0.6 million, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, we recorded net income of $60.7 million for the first half of 2012 compared with net income of $92.3 million for the first half of 2011.

BALANCE SHEET CHANGES

Working capital changes

The $64.7 million decrease in accounts receivable to $503.9 million as of April 30, 2012 from $568.6 million as of October 31, 2011 was primarily due to increased collection efforts, increased factoring under the new European RPA entered into during the second quarter, discussed below, and the impact of foreign currency translation.

The $46.6 million decrease in inventories to $385.9 million as of April 30, 2012 from $432.5 million as of October 31, 2011 was primarily due to a focus on inventory management especially with respect to recently acquired companies.

The $45.9 million decrease in accounts payable to $441.9 million as of April 30, 2012 from $487.8 million as of October 31, 2011 was primarily due to the impact of lower inventories.

The $22.9 million decrease in accrued payroll and employee benefits to $76.9 million as of April 30, 2012 from $99.8 million as of October 31, 2011 was primarily due to the payout of 2011 incentives in December 2011.

The $10.8 million decrease in restructuring reserves to $8.8 million as of April 30, 2012 from $19.6 million as of October 31, 2011 was primarily due to lower restructuring activity.

The $32.1 million decrease in short-term borrowings to $105.2 million as of April 30, 2012 from $137.3 million as of October 31, 2011 was primarily due to improved cash flows from operations.

Other balance sheet changes

The $31.1 million decrease in goodwill to $973.8 million as of April 30, 2012 from $1,004.9 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and foreign currency translation.

The $17.9 million decrease in intangible assets, net of amortization to $211.9 million as of April 30, 2012 from $229.8 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and foreign currency translation.

The $59.1 million decrease in long-term debt to $1,286.0 million as of April 30, 2012 from $1,345.1 million as of October 31, 2011 was primarily due to improved cash flows from operations.

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

Capital Expenditures

During the first six months of 2012, we invested $69.5 million in capital expenditures, excluding timberland purchases of $2.6 million, compared with capital expenditures of $73.7 million, excluding timberland purchases of $0.9 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $145 million in 2012 compared with approximately $162.4 million in 2011. The 2012 expenditures include replacement and improvement of existing equipment and funding new facilities, including completion of the fabric hub in Saudi Arabia.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($192.0 million as of April 30, 2012). A significant portion of the proceeds from this new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from this new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under this new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $209.0 million as of April 30, 2012. As of April 30, 2012, total accounts receivable of $196.3 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $2.0 million and $0.1 million for the three months ending April 30, 2012 and April 30, 2011, respectively. Expenses associated with the various RPAs totaled $2.0 million and $0.1 million for the six months ending April 30, 2012 and April 30, 2011, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions during the first half of 2012 and three small acquisitions during the first half of 2011, all in the second quarter, for an aggregate purchase price of less than $60 million. During the first quarter 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

Borrowing Arrangements

Credit Agreement

We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of April 30, 2012, a total of $324.4 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.20% for the six months ended April 30, 2012.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that as of the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that as of the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve-month period. On April 30, 2012, we were in compliance with these two covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2012, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2012, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2012, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of April 30, 2012, $128.0 million was outstanding under the Receivables Facility.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of April 30, 2012, we had outstanding other debt of $128.9 million, consisting of $23.7 million in long-term debt and $105.2 million in short-term borrowings.

As of April 30, 2012, the current portion of our long-term debt was $18.8 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $6.3 million in 2012, $48.7 million in 2013, $25.0 million in 2014, $414.1 million in 2015, $302.6 million in 2017 and $508.1 million thereafter.

As of April 30, 2012 and October 31, 2011, we had deferred financing fees and debt issuance costs of $20.0 million and $18.9 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically the Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. We now have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.24% as of April 30, 2012 and 0.27% as of October 31, 2011) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of April 30, 2012 and 1.92% as of October 31, 2011). Realized losses under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.5 million for the three months ending April 30, 2012 and 2011, respectively; and were $0.6 million and $1.0 million for the six months ending April 30, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.1 million and $0.3 million recorded in accumulated other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Foreign Exchange Hedges

We conduct business in major international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses.

As of April 30, 2012, we had outstanding foreign currency forward contracts in the notional amount of $231.7 million ($160.6 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. A realized loss under these contracts was $0.1 million and a realized gain was $1.5 million for the three months ending April 30, 2012 and 2011, respectively; and a realized loss was $1.4 million and a realized gain was $0.1 million for the six months ending April 30, 2012 and 2011, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in gains of $0.1 million and $0.7 million recorded in other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

We have entered into certain cash flow agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. As of April 30, 2012, the notional amount of these hedges was $1.0 million ($2.7 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Realized losses under these contracts were $0.4 million and $0.1 million for the three months ending April 30, 2012 and 2011, respectively; and were $0.6 million and $0.3 million for the six months ending April 30, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in losses of $0.7 million and $0.1 million recorded in other comprehensive income as of April 30, 2012 and October 31, 2011, respectively.

Contractual Obligations

As of April 30, 2012, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,725.1	$68.3	$467.6	$410.4	$778.8
Short-term borrowing	113.6	113.6	—	—	—
Capital lease obligations	91.4	11.0	35.7	29.4	15.3
Deferred purchase payments	72.8	—	59.7	13.1	—
Liabilities held by special purpose entities	62.8	1.1	4.5	4.5	52.7
Environmental liabilities	27.4	6.6	4.9	4.3	11.6
Operating leases	20.8	3.2	8.5	4.7	4.4
Current portion of long-term debt	18.8	18.8	—	—	—

Total	$2,132.7	$222.6	$580.9	$466.4	$862.8

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended April 30, 2012 and the six months ended April 30, 2012, we repurchased no shares of Class A Common Stock. During the three months and six months ended April 30, 2012, we repurchased 1,000 shares of Class B Common Stock (see Item 2 to this Form 10-Q for additional information regarding these repurchases). As of April 30, 2012, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock under this program, which were all purchased in prior years except for the 1,000 shares discussed above. The total cost of the shares repurchased from November 1, 2010 through April 30, 2012 was approximately $15.1 million

VARIABLE INTEREST ENTITIES

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

The Buyer SPE is deemed to be a VIE since the Buyer SPE is not able to satisfy its liabilities without financing support from us. While Buyer SPE is a separate and distinct legal entity from us, we are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into our operations.

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

The Flexible Products JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support from us. We are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

As of April 30, 2012, Asset Co. had outstanding advances to NSC for $13.2 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of April 30, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $7.5 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements. Subsequent to April 30, 2012, the outstanding advances were repaid in full.

Non-United States Accounts Receivable VIE

As further described in Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, Cooperage Receivables Finance B.V. is a party to the European RPA. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from us. While this entity is a separate and distinct legal entity from us and no ownership interest in Cooperage Receivables Finance B.V. is held by us, we are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into our operations.

RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

As of November 1, 2011 we adopted Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

As of February 1, 2012 we adopted ASU 2011-04 “Fair Value Measurement: Amendments to achieve common fair value measurements and disclosure requirements in U.S. GAAP and IFRS”. The amendment to ASC 820 “Fair Value Measurement” clarifies how to apply the existing fair value measurement and disclosure requirements. The adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of April 30, 2012, the FASB has issued ASU’s 2009-01 through 2011-12. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of presentation of reclassification items out of accumulated other comprehensive income until November 1, 2012. We are expected to adopt the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We will consider the applicability of the new guidance beginning November 1, 2012, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. We expect to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728
February 2012	—		—	816,728
March 2012	—		—	816,728
April 2012	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728
February 2012	—		—	816,728
March 2012	—		—	816,728
April 2012	1,000	$57.17	1,000	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2012, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit
10.1	Master Definitions Agreement dated as of April 27, 2012, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation, Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Coordination Center BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V. (Master Definitions Agreement provides definitions for agreements listed as Exhibits 10.2, 10.3 and 10.4)

10.2	Performance and Indemnity Agreement dated as of April 27, 2012, by and among Greif, Inc., as Performance Indemnity Provider, Cooperage Receivables Finance B.V., as Main SPV, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator

10.3	Nieuw Amsterdam Receivables Purchase Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Nieuw Amsterdam Receivables Corporation, as Conduit Purchaser, Greif Coordination Center BVBA, as Master Servicer, Onward Seller and Originator Agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator

10.4

Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended April 30, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: June 8, 2012	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory)