Form 10-Q
period 2012-07-31
GREIF INC
filed 2012-09-07
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 31, 2012:

Class A Common Stock	25,264,185 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net sales	$1,102.8	$1,121.9	$3,193.6	$3,116.5
Cost of products sold	900.3	910.8	2,606.5	2,522.4

Gross profit	202.5	211.1	587.1	594.1

Selling, general and administrative expenses	115.8	109.3	344.9	330.0
Restructuring charges	3.9	3.4	22.9	11.4

(Gain) on disposal of properties, plants and equipment, net	(3.3)	(9.2)	(6.4)	(14.1)

Operating profit	86.1	107.6	225.7	266.8

Interest expense, net	22.7	18.4	70.5	53.8
Other (income) expense, net	(2.3)	4.5	0.2	9.9

Income before income tax expense and equity earnings of unconsolidated affilitates, net	65.7	84.7	155.0	203.1

Income tax expense	24.5	17.3	50.5	45.3

Equity earnings of unconsolidated affiliates, net of tax	0.5	1.5	2.5	2.0

Net income	41.7	68.9	107.0	159.8

Net income attributable to noncontrolling interests	(1.0)	(2.0)	(1.2)	(1.4)

Net income attributable to Greif, Inc.	$40.7	$66.9	$105.8	$158.4

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$1.15	$1.82	$2.72
Class B Common Stock	$1.05	$1.72	$2.72	$4.06

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$1.14	$1.82	$2.70
Class B Common Stock	$1.05	$1.72	$2.72	$4.06

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	July 31, 2012	October 31, 2011
Current assets
Cash and cash equivalents	91.7	127.4
Trade accounts receivable, less allowance of $15.6 in 2012 and $13.8 in 2011	492.8	563.0
Inventories	398.2	431.8
Deferred tax assets	22.6	23.7
Net assets held for sale	6.6	2.2
Current portion related party notes and advances receivable	2.3	1.7
Prepaid expenses and other current assets	133.3	134.1

	1,147.5	1,283.9

Long-term assets
Goodwill	952.4	1,005.1
Other intangible assets, net of amortization	198.6	228.8
Deferred tax assets	64.1	70.6
Related party notes receivable	16.6	18.3
Assets held by special purpose entities	50.9	50.9
Other long-term assets	88.7	93.4

	1,371.3	1,467.1

Properties, plants and equipment
Timber properties, net of depletion	217.6	216.0
Land	134.6	123.1
Buildings	453.7	480.4
Machinery and equipment	1,375.1	1,396.8
Capital projects in progress	174.0	140.0

	2,355.0	2,356.3
Accumulated depreciation	(960.1)	(913.2)

	1,394.9	1,443.1

Total assets	$3,913.7	4,194.1

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2012	October 31, 2011
Current liabilities
Accounts payable	$461.2	$492.9
Accrued payroll and employee benefits	76.5	99.8
Restructuring reserves	7.1	19.6
Current portion of long-term debt	21.9	12.5
Short-term borrowings	97.4	137.3
Deferred tax liabilities	3.1	5.1
Other current liabilities	166.0	167.7

	833.2	934.9

Long-term liabilities
Long-term debt	1,198.2	1,345.1
Deferred tax liabilities	207.4	196.7
Pension liabilities	72.0	76.1
Postretirement benefit obligations	21.0	20.9
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	188.9	203.3

	1,730.8	1,885.4

Shareholders’ equity
Common stock, without par value	121.6	113.8
Treasury stock, at cost	(131.6)	(132.0)
Retained earnings	1,415.9	1,383.3
Accumulated other comprehensive loss:
- foreign currency translation	(92.6)	(46.4)
- interest rate and other derivatives	(0.9)	(0.1)
- minimum pension liabilities	(96.7)	(101.6)

Total Greif, Inc. shareholders’ equity	1,215.7	1,217.0

Noncontrolling interests	134.0	156.8

Total shareholders’ equity	1,349.7	1,373.8

Total liabilities and shareholders’ equity	$3,913.7	$4,194.1

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the nine months ended July 31,	2012	2011
Cash flows from operating activities:
Net income	$107.0	$159.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	115.8	102.6
Asset impairments	7.9	3.3
Unrealized foreign exchange gain	(4.7)	(4.9)
Deferred income taxes	(12.0)	(3.8)
Gain on disposals of properties, plants and equipment, net	(6.4)	(14.1)
Equity earnings of affiliates	(2.5)	(2.0)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	49.3	(42.2)
Inventories	9.3	(44.2)
Accounts payable	8.9	(63.5)
Restructuring reserves	(12.1)	(6.6)
Pension and postretirement benefit liabilities	(8.1)	(10.8)
Other, net	67.5	(50.9)

Net cash provided by operating activities	319.9	22.7

Cash flows from investing activities:
Acquisition of companies, net of cash acquired	—	(185.7)
Cash paid for deferred purchase price	(14.3)	—
Purchases of properties, plants and equipment	(107.5)	(117.8)
Purchases of timber properties	(3.4)	(3.4)
Proceeds from the sale of properties, plants, equipment and other assets	9.2	17.9
Issuance of notes receivable to related party, net	1.1	(21.3)
Purchase of land rights	—	(0.6)

Net cash used in investing activities	(114.9)	(310.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,486.0	2,804.5
Payments on long-term debt	(2,627.5)	(2,492.2)
Proceeds from (payments on) short-term borrowings, net	(21.3)	55.2
Payments of trade accounts receivable credit facility, net	—	(10.0)
Dividends paid	(73.2)	(73.4)
Exercise of stock options	1.0	2.2
Acquisitions of treasury stock and other	(0.1)	(3.1)
Restricted stock awards	—	(0.3)

Net cash provided by (used in) financing activities	(235.1)	282.9

Effects of exchange rates on cash	(5.6)	7.4

Net increase (decrease) in cash and cash equivalents	(35.7)	2.1
Cash and cash equivalents at beginning of period	127.4	107.0

Cash and cash equivalents at end of period	$91.7	$109.1

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2012 and October 31, 2011 and the consolidated statements of operations and cash flows for the nine month periods ended July 31, 2012 and 2011 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2012 or 2011, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The Company presents various fair value disclosures in Notes 3, 9 and 10 to these Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the 2012 presentation. See Note 19 to these Consolidated Financial Statements.

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

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of July 31, 2012, the FASB has issued ASU’s 2009-01 through 2012-02. The Company has reviewed each ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” deferred the adoption of presentation of reclassification items out of accumulated other comprehensive income. The Company is expected to adopt the new guidance on ASU 2011-05 beginning November 1, 2012, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company will consider the applicability of the new guidance beginning November 1, 2012, and any adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

The Company completed no acquisitions and no material divestitures for the three months ended July 31, 2012 and completed two acquisitions for an aggregate purchase price, net of cash of $157.2 million and completed no material divestitures for the three months ended July 31, 2011. The Company completed no acquisitions and no material divestitures for the nine months ended July 31, 2012 and completed five acquisitions for an aggregate purchase price, net of cash of $185.7 million and completed no material divestitures for the nine months ended July 31, 2011. The Company made a $14.3 million deferred cash payment during the nine months ended July 31, 2012 for an acquisition completed in fiscal year 2010. The following table presents a summary of the purchase price allocation for acquisition activity for 2012 and 2011, respectively, as of July 31, 2012 (Dollars in millions):

	# of Acquisitions	Purchase Price, net of cash	Tangible Assets, net	Intangible Assets	Goodwill
Total year to date 2012 Acquisitions	0	$0	$0	$0	$0
Total fiscal year 2011 Acquisitions	8	$344.9	$100.1	$77.7	$290.0

Note:	Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2011, the Company completed eight acquisitions, all in the Rigid Industrial Packaging & Services segment, as follows: three European companies acquired in February, July and August, respectively; two joint ventures, one in each of North America and Asia Pacific entered into in February and August, respectively; one Middle Eastern company acquired in May; the acquisition of the remaining outstanding minority shares from a 2008 acquisition in South America; and the acquisition of additional shares of a consolidated subsidiary in North America in October.

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

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the Company has considered the effect of the 2012 and 2011 acquisitions in the consolidated statements of operations for each period presented. The revenue and operating profit of the 2011 acquisitions included in the Company’s consolidated results totaled $115.5 million and $3.9 million for the three months ended July 31, 2012, and $328.3 million and $6.4 million for the nine months ended July 31, 2012. The revenue and operating profit of the 2011 acquisitions included in the Company’s consolidated results totaled $18.8 million and $2.4 million for the three months ended July 31, 2011, and $21.3 million and $3.2 million for the nine months ended July 31, 2011. All of the 2011 acquisitions involved companies not listed on a stock exchange or not otherwise publicly traded and not required to publicly provide their financial information. Therefore, pro forma results of operations are not presented.

The Company’s 2011 acquisitions were made to obtain technologies, patents, equipment, customer lists and access to markets. All of the 2011 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($178.1 million as of July 31, 2012). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

Under the terms of a Receivable Purchase Agreement (the “RPA”) between Seller and a major international bank, the Seller had agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland B.V., Greif Packaging Belgium NV, Greif Spain S.A., Greif Sweden AB, Greif Packaging Norway A.S., Greif Packaging France S.A.S., Greif Packaging Spain S.A., Greif Portugal S.A. and Greif UK Ltd., under discounted receivables purchase agreements and from Greif France S.A.S. under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly owned subsidiary of Greif, Inc., had entered into an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA was similar in structure and terms as the RPA. On April 27, 2012, the RPA and the Italian RPA were terminated.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.0 million as of July 31, 2012).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.7 million as of July 31, 2012).

These transactions are structured to provide for true legal sales, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks and affiliates. Under the European RPA, the Singapore RPA and the Malaysian Agreements, the banks and affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables; although under the European RPA, the Seller provides a subordinated loan to the Main SPV, which is used to fund the remaining purchase price owed to the Selling Subsidiaries. The repayment of the subordinated loan to the Seller is paid from the collections of the receivables. As of the balance sheet reporting dates, the Company removes from accounts receivable the amount of cash proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continues to recognize the deferred purchase price within other current assets on the Company’s consolidated balance sheet as of the time the receivables are initially sold; accordingly the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations within other expense, net. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2012	2011	2012	2011
European RPA
Gross accounts receivable sold to third party financial institution	$266.7	$—	$454.5	$—
Cash received for accounts receivable sold under the programs	235.1	—	399.6	—
Deferred purchase price related to accounts receivable sold	31.6	—	54.9	—
Loss associated with the programs	0.6	—	1.2	—
Expenses associated with the programs	—	—	1.9	—

RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$—	$257.1	$189.4	$720.2
Cash received for accounts receivable sold under the programs	—	227.9	167.7	637.5
Deferred purchase price related to accounts receivable sold	—	29.2	21.7	82.7
Loss associated with the programs	—	—	1.6	2.1
Expenses associated with the programs	—	1.1	—	1.1

Singapore RPA
Gross accounts receivable sold to third party financial institution	$21.3	$18.5	$57.1	$52.3
Cash received for accounts receivable sold under the program	21.3	18.5	57.1	52.3
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	0.1	0.1	0.2	0.2

Malaysian Agreements
Gross accounts receivable sold to third party financial institution	$6.0	$5.7	$18.4	$15.3
Cash received for accounts receivable sold under the program	6.0	5.7	18.4	15.3
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	0.1	0.1	0.2
Expenses associated with the program	—	—	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$294.0	$281.3	$719.4	$787.8
Cash received for accounts receivable sold under the program	262.4	252.1	642.8	705.1
Deferred purchase price related to accounts receivable sold	31.6	29.2	76.6	82.7
Loss associated with the program	0.6	0.1	2.9	2.3
Expenses associated with the program	0.1	1.2	2.1	1.3

	July 31,	October 31,
	2012	2011
European RPA
Accounts receivable sold to and held by third party financial institution	$181.1	$—
Uncollected deferred purchase price related to accounts receivable sold	21.5	—

RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$149.2
Uncollected deferred purchase price related to accounts receivable sold	—	24.4

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$6.1	$4.9
Uncollected deferred purchase price related to accounts receivable sold	—	—

Malaysian Agreements
Accounts receivable sold to and held by third party financial institution	$4.0	$3.7
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$191.2	$157.8
Uncollected deferred purchase price related to accounts receivable sold	$21.5	$24.4

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

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market, utilizing the first-in, first-out basis. Inventories are summarized as follows (Dollars in millions):

	July 31,	October 31,
	2012	2011
Finished Goods	$101.5	$105.4
Raw materials and work-in-process	296.7	326.4

	$398.2	$431.8

NOTE 5 — NET ASSETS HELD FOR SALE

As of July 31, 2012 and October 31, 2011, there were two and three locations with assets held for sale, respectively. During the nine months ended July 31, 2012, in the Rigid Industrial Packaging & Services segment four locations were placed back in service and depreciation was resumed and accounted for in accordance with ASC 360, “Property, Plant and Equipment” and one location was sold. As a result of placing locations back in service in 2012, the 2011 consolidated balance sheet has been reclassified for such locations to conform to the current year presentation. The reclassification of the four locations to properties, plants and equipment within the consolidated balance sheets was done in accordance with ASC 360, but are still being marketed for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended July 31, 2012, the Company recorded a gain on disposal of PP&E, net of $3.3 million. There were sales of equipment in the Rigid Industrial Packaging segment which resulted in a gain of $0.6 million and sales of other miscellaneous equipment which resulted in aggregate gains of $2.7 million. None of these were previously classified as held for sale.

For the nine months ended July 31, 2012, the Company recorded a gain on disposal of PP&E, net of $6.4 million. There were sales of HBU and surplus properties which resulted in gains of $3.2 million and sales of development properties which resulted in gains of $1.2 million in the Land Management segment, a sale of equipment in the Rigid Industrial Packaging segment which resulted in aggregate gains of $0.6 million, a sale of miscellaneous equipment in the Paper Packaging segment which resulted in a gain of $0.5 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.9 million. None of these assets were previously classified as held for sale.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2012 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2011	$867.1	$78.1	$59.7	$0.2	$1,005.1
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	11.3	0.1	—	—	11.4
Currency translation	(53.8)	(10.3)	—	—	(64.1)

Balance at July 31, 2012	$824.6	$67.9	$59.7	$0.2	$952.4

The goodwill adjustments increased goodwill by a net amount of $11.4 million related to the finalization of purchase price allocations of certain prior year acquisitions. Business combinations that occurred at or near year end were recorded with provisional estimates for fair value based on management’s best estimate and were updated based on updated estimates.

The following table summarizes the carrying amount of net intangible assets by class as of July 31, 2012 and October 31, 2011 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2011:
Trademark and patents	$47.4	$17.7	$29.7
Non-compete agreements	22.8	9.3	13.5
Customer relationships	183.0	22.8	160.2
Other	33.1	7.7	25.4

Total	$286.3	$57.5	$228.8

July 31, 2012:
Trademark and patents	$37.2	$9.2	$28.0
Non-compete agreements	14.4	5.6	8.8
Customer relationships	193.9	49.3	144.6
Other	19.8	2.6	17.2

Total	$265.3	$66.7	$198.6

Gross intangible assets decreased by $21.0 million for the nine month period ended July 31, 2012. The decrease in gross intangible assets was attributable to $19.8 million of currency fluctuations and $1.2 million of adjustments to the preliminary purchase price allocations related to the 2011 acquisitions in the Rigid Industrial Packaging & Services segment. The decrease in accumulated amortization was attributable to $3.1 million of currency fluctuations. Amortization expense for the three months ended July 31, 2012 and 2011 was $5.0 million and $4.3 million, respectively. Amortization expense for the nine months ended July 31, 2012 and 2011 was $15.1 million and $12.7 million, respectively. Amortization expense for the next five years is expected to be $20.8 million in 2012, $20.0 million in 2013, $18.6 million in 2014, $17.5 million in 2015 and $17.0 million in 2016.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competition covenants, one to 23 years for customer relationships and four to 20 years for other intangibles, except for $15.8 million related to the Tri-Sure trademark and the trade names related to Blagden Express, Closed-loop and Box Board, all of which have indefinite lives.

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

The Company’s business segments have been identified as reporting units and the Company concluded that no impairment or impairment indicators exist as of July 31, 2012.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2012 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2011	$11.8	$7.6	$0.2	$19.6
Costs incurred and charged to expense	10.5	7.0	5.4	22.9
Costs paid or otherwise settled	(17.0)	(12.8)	(5.6)	(35.4)

Balance at July 31, 2012	$5.3	$1.8	$—	$7.1

The focus for restructuring activities in 2012 continues to be on contingency actions and integration of acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended July 31, 2012, the Company recorded restructuring charges of $3.9 million, which compares to $3.4 million of restructuring charges during the three months ended July 31, 2011. During the nine months ended July 31, 2012, the Company recorded restructuring charges of $22.9 million, which compares to $11.4 million of restructuring charges during the nine months ended July 31, 2011. The restructuring activity for the three months ended July 31, 2012 consisted of $2.3 million in employee separation costs, $0.5 million in asset impairments and $1.1 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. The restructuring activity for the nine month period ended July 31, 2012 consisted of $10.5 million in employee separation costs, $5.4 million in asset impairments and $7.0 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2012 and 2013 or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Amounts expected to be incurred were $30.0 million and $10.4 million as of July 31, 2012 and October 31, 2011, respectively. The increase was due to the formulation of new plans by management. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the nine month period ended July 31, 2012	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$12.0	$8.5	$3.5
Asset impairments	4.0	2.8	1.2
Other restructuring costs	7.0	4.9	2.1

	23.0	16.2	6.8
Flexible Products & Services
Employee separation costs	2.0	2.0	—
Asset impairments	2.6	2.6	—
Other restructuring costs	2.4	2.1	0.3

	7.0	6.7	0.3

	$30.0	$22.9	$7.1

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) at the inception of an arrangement or whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary designation is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary regardless of whether the Company holds an ownership interest in the entity. If the Company is not the primary beneficiary and an ownership interest is held by the Company, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

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

The Buyer SPE is deemed to be a VIE since the Buyer SPE is not able to satisfy its liabilities without financial support from the Company. While the Buyer SPE is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.

As of July 31, 2012 and October 31, 2011, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For both of the nine month periods ended July 31, 2012 and 2011, the Buyer SPE recorded interest income of $1.8 million.

As of July 31, 2012 and October 31, 2011, STA Timber had long-term debt of $43.3 million. For both of the nine month periods ended July 31, 2012 and 2011, STA Timber recorded interest expense of $1.7 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The following table presents the Flexible Products JV total net assets (Dollars in millions):

October 31, 2011	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$192.9	$171.3	$364.2
Total liabilities	78.9	57.2	136.1

Net assets	$114.0	$114.1	$228.1

July 31, 2012	Asset Co.	Trading Co.	Flexible Products JV
Total assets	$193.7	$141.0	$334.7
Total liabilities	83.3	49.4	132.7

Net assets	$110.4	$91.6	$202.0

As of July 31, 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of July 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $11.4 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net (income) loss attributable to the noncontrolling interest in the Flexible Products JV for the three months ended July 31, 2012 and 2011 was $0.4 million and ($0.1) million, respectively. Net (income) loss attributable to the noncontrolling interest in the Flexible Products JV for the nine months ended July 31, 2012 and 2011 was ($4.2) million and ($3.5) million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2012	October 31, 2011
Credit Agreement	$288.9	$355.4
Senior Notes due 2017	302.4	302.9
Senior Notes due 2019	243.4	242.9
Senior Notes due 2021	245.7	280.2
Trade accounts receivable credit facility	130.0	130.0
Other long-term debt	9.7	46.2

	1,220.1	1,357.6
Less current portion	(21.9)	(12.5)

Long-term debt	$1,198.2	$1,345.1

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

The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of July 31, 2012, $288.9 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $21.9 million and the long-term portion was $267.0 million. The weighted average interest rate on the Credit Agreement was 2.18% for the nine months ended July 31, 2012 and 2.13% as of July 31, 2011.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of July 31, 2012, the Company was in compliance with these covenants.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The fair value of the Senior Notes due 2017 was $328.7 million as of July 31, 2012 based upon observable market prices, which are considered level 2 inputs. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2012, the Company was in compliance with these covenants.

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

The fair value of the Senior Notes due 2019 was $285.0 million as of July 31, 2012, based upon observable market prices, which are considered level 2 inputs. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2012, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned Luxembourg subsidiary, Greif Luxembourg Finance S.C.A., issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The fair value of the Senior Notes due 2021 was $261.6 million as of July 31, 2012, based upon observable market prices, which are considered level 2 inputs. The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2012, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (1.00% as of July 31, 2012). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of July 31, 2012, there was $130.0 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of July 31, 2012, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of July 31, 2012, the Company had outstanding other debt of $107.1 million, comprised of $9.7 million in long-term debt and $97.4 million in short-term borrowings, compared to other debt outstanding of $183.5 million, comprised of $46.2 million in long-term debt and $137.3 million in short-term borrowings, as of October 31, 2011.

As of July 31, 2012, the current portion of the Company’s long-term debt was $21.9 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $3.1 million in 2012, $34.7 million in 2013, $25.0 million in 2014, $365.7 million in 2015, $302.4 million in 2017 and $489.2 million thereafter.

As of July 31, 2012 and October 31, 2011, the Company had deferred financing fees and debt issuance costs of $20.1 million and $18.9 million, respectively, which are included in other long-term assets.

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

During the next three months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $0.4 million after tax at the time the underlying hedge transactions are realized.

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

Recurring Fair Value Measurements

The following table presents the fair value adjustments for those assets and (liabilities) measured on a recurring basis as of July 31, 2012 (Dollars in millions):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.6)	$—	$(1.6)	Other long-term liabilities
Foreign exchange hedges	—	1.1	—	1.1	Other current assets
Foreign exchange hedges	—	(2.3)	—	(2.3)	Other current liabilities
Energy hedges	—	(0.2)	—	(0.2)	Other current liabilities

Total*	$—	$(3.0)	$—	$(3.0)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2012 approximate their fair values because of the short-term nature of these items and are not included in this table.

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

The Company had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. The Company now has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.25% as of July 31, 2012 and 0.27% as of October 31, 2011) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of July 31, 2012 and 1.92% as of October 31, 2011). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.5 million for the three months ended July 31, 2012 and 2011, respectively; and were $0.8 million and $1.5 million for the nine months ended July 31, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.6 million and $0.3 million recorded in accumulated other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

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

As of July 31, 2012, the Company had outstanding foreign currency forward contracts in the notional amount of $231.4 million ($160.6 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses reclassified to earnings under these contracts were $2.9 million and $1.0 million for the three months ended July 31, 2012 and 2011, respectively; and were $4.4 million and $1.0 million for the nine months ended July 31, 2012 and 2011, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in a loss of $0.2 million and a gain of $0.7 million recorded in other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

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

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. As of July 31, 2012, the notional amount of these hedges was $0.7 million ($2.7 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Loses reclassified to earnings under these contracts were $0.4 million and immaterial for the three months ended July 31, 2012 and 2011, respectively; and were $1.0 million and $0.3 million for the nine months ended July 31, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as cost of products sold. The fair value of these contracts resulted in losses of $0.2 million and $0.1 million recorded in other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

Other financial instruments

The estimated fair value of the Company’s 2017 Senior Notes are $328.7 million and $317.9 million compared to the carrying amounts of $300.0 million as of July 31, 2012, and October 31, 2011. The estimated fair value of the Company’s 2019 Senior Notes are $285.0 million and $268.8 million compared to the carrying amounts of $250.0 million as of July 31, 2012, and October 31, 2011. The estimated fair value of the Company’s 2021 Senior Notes are $261.6 million and $280.2 million compared to the carrying amounts of $245.7 million and $280.2 million as of July 31, 2012, and October 31, 2011, respectively. The fair values of the Company’s Credit Agreement and the United States Trade Accounts Receivable Credit Facility does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities.

Non Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs which were valued based on bids received from third parties. The Company recorded restructuring-related expenses for the nine month period ended July 31, 2012 of $5.4 million on long lived assets with net book values of $19.6 million.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. The Company recognized an impairment of $0.6 million and zero related to net assets held for sale for the three and nine months ended July 31, 2012 and 2011, respectively.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” In the third quarter of 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in the Flexible Products & Services segment. The Company concluded that no further impairment existed as of July 31, 2012.

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

NOTE 12 — INCOME TAXES

The effective tax rate was 37.3% and 20.4% for the three months ended July 31, 2012 and 2011, respectively; and 32.6% and 22.3% for the nine months ended July 31, 2012 and 2011, respectively. The change in the effective tax rate was primarily attributable to a shift in global earnings mix to tax jurisdictions with higher tax rates and other discrete items recognized during the period.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2012 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Service cost	$3.4	$3.1	$10.2	$9.3
Interest cost	7.4	7.4	22.2	22.2
Expected return on plan assets	(8.5)	(9.1)	(25.5)	(27.3)
Amortization of prior service cost, initial net asset and net actuarial gain	3.2	2.5	9.6	7.5

Net periodic pension costs	$5.5	$3.9	$16.5	$11.7

The Company made $13.6 million in pension contributions in the nine months ended July 31, 2012. The Company estimates $17.7 million of pension contributions for the entire 2012 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	0.3	0.3	0.9	0.9
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(1.2)	(1.2)

Net periodic cost for postretirement benefits	$(0.1)	$(0.1)	$(0.3)	$(0.3)

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

Environmental Reserves

As of July 31, 2012 and October 31, 2011, environmental reserves of $26.6 million and $29.3 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2012 and October 31, 2011, environmental reserves of the Company included $13.9 million and $14.0 million, respectively, for its blending facility in Chicago, Illinois, $7.2 million and $9.5 million, respectively, for various European drum facilities acquired from Blagden and Van Leer, $3.8 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.7 million and $1.6 million for various other facilities around the world.

As of July 31, 2012 Greif estimated that payments for environmental remediation will be $5.8 million in 2012, $3.4 million in 2013, $1.5 million in 2014, $2.6 million in 2015, $1.7 million in 2016 and $11.6 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively:

	Three months ended July 31,		Nine months ended July 31,
(In millions, except per share data)	2012	2011	2012	2011
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$40.7	$66.9	$105.8	$158.4
Cash dividends	24.5	24.6	73.3	73.4

Undistributed net income attributable to Greif, Inc.	$16.2	$42.3	$32.5	$85.0

Denominator for basic EPS
Class A common stock	25.2	24.9	25.1	24.8
Class B common stock	22.1	22.4	22.1	22.4
Denominator for diluted EPS
Class A common stock	25.3	25.1	25.2	25.0
Class B common stock	22.1	22.4	22.1	22.4
EPS Basic
Class A common stock	$0.70	$1.15	$1.82	$2.72
Class B common stock	$1.05	$1.72	$2.72	$4.06
EPS Diluted
Class A common stock	$0.70	$1.14	$1.82	$2.70
Class B common stock	$1.05	$1.72	$2.72	$4.06
Dividends per share
Class A common stock	$0.42	$0.42	$1.26	$1.26
Class B common stock	$0.63	$0.63	$1.88	$1.88

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended July 31, 2012 and the nine months ended July 31, 2012, the Company repurchased no shares of Class A Common Stock. During the three months ended July 31, 2012, the Company repurchased no shares of Class B Common Stock. During the nine months ended July 31, 2012, the Company repurchased 1,000 shares of Class B Common Stock. As of July 31, 2012, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all purchased in prior years except for the 1,000 shares discussed above. The total cost of the shares repurchased from November 1, 2010 through July 31, 2012 was approximately $15.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,972,029	17,309,891
Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034
July 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,212,598	17,069,322
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Class A Common Stock:
Basic shares	25,177,924	24,897,665	25,126,828	24,837,097
Assumed conversion of stock options	95,502	215,900	107,124	209,696

Diluted shares	25,273,426	25,113,565	25,233,952	25,046,793

Class B Common Stock:
Basic and diluted shares	22,119,966	22,362,266	22,120,533	22,386,818

No stock options were antidilutive for the nine month periods ended July 31, 2012 and 2011, respectively.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in seven such affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ended July 31, 2012 and 2011 were $0.5 million and $1.5 million, respectively. Dividends received from the Company’s equity method affiliates for the three months ended July 31, 2012 and 2011 were $0.1 million and $0.0 million, respectively. Equity earnings of unconsolidated affiliates, net of tax for the nine months ended July 31, 2012 and 2011 were $2.5 and $2.0 million, respectively. Dividends received from the Company’s equity method affiliates for the nine months ended July 31, 2012 and 2011 were $0.1 million and $0.0 million, respectively. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of July 31, 2012, these loans had an outstanding balance of $18.4 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted)/added from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended July 31, 2012 and 2011 was $1.0 million and $2.0 million, respectively. Net income attributable to noncontrolling interests for the nine months ended July 31, 2012 and 2011 was $1.2 million and $1.4 million, respectively.

NOTE 17 — COMPREHENSIVE INCOME AND SHAREHOLDERS EQUITY

Comprehensive income is comprised of net income and other charges and credits to equity that are not the result of transactions with the Company’s owners.

The components of comprehensive income are as follows (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
		As restated (1)		As restated (1)
Net income	$41.7	$68.9	$107.0	$159.8
Other comprehensive income:
Foreign currency translation adjustment	(61.1)	(23.5)	(46.2)	0.2

Changes in fair value of interest rate and other derivatives, net of tax	(0.6)	0.3	(0.8)	1.1
Minimum pension liabilities adjustment, net of tax	1.1	0.1	4.9	(0.8)

Comprehensive income	$(18.9)	$45.8	$64.9	$160.3

(1)	The consolidated balance sheet and the consolidated statement of changes in shareholders’ equity as of October 31, 2010 have been restated to correct prior period errors. However, the quarterly balance sheets as of January 31, 2011, April 30, 2011 and July 31, 2011 were not restated as part of the October 31, 2011 restatement since the corrections did not impact total assets, consolidated net income or cash flows of the Company, but have been restated within this filing for comparative purposes.

The components of accumulated other comprehensive income within the Company’s consolidated balance sheets were adjusted as follows (Dollars in millions):

	July 31, 2011	April 30, 2011	Change
Accumulated other comprehensive loss:
Foreigh currency translation, as reported	$44.8	$68.3	$(23.5)
Restatment	(44.3)	(44.3)	—

Foreigh currency translation, as adjusted	$0.5	$24.0	$(23.5)

	July 31, 2011	October 31, 2010	Change
Accumulated other comprehensive loss:
Foreigh currency translation, as reported	$44.8	$44.6	$0.2
Restatment	(44.3)	(44.3)	—

Foreigh currency translation, as adjusted	$0.5	$0.3	$0.2

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

The following is the income tax benefit (expense) for each other comprehensive income line item (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Income tax benefit (expense):
Changes in fair value of interest rate and other derivatives	0.3	(0.2)	0.4	(0.6)
Minimum pension liabilities adjustment	(0.7)	—	(2.4)	0.3

The components of Shareholders’ Equity from October 31, 2011 to July 31, 2012 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock				Accumulated Other
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Noncontrolling interests	Comprehensive Income (Loss)	Shareholders’ Equity
As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,383.3	$156.8	$(148.1)	$1,373.8
Net income					105.8	1.2		107.0
Other comprehensive income (loss):
- foreign currency translation						(18.9)	(46.2)	(65.1)
- interest rate and other derivatives, net of income tax expense of $0.1							(0.8)	(0.8)
- minimum pension liability adjustment, net of income tax expense of $1.5							4.9	4.9

Comprehensive income								46.0

Other noncontrolling interests						(5.1)		(5.1)
Dividends paid					(73.2)			(73.2)
Stock options exercised	88	1.0	(88)	0.1				1.1
Restricted stock executives and directors	19	0.9	(19)	—				0.9
Treasury shares acquired	(1)	—	1	0.1				0.1
Long-term incentive shares issued	134	5.9	(134)	0.2				6.1

As of July 31, 2012	47,333	$121.6	29,509	$(131.6)	$1,415.9	$134.0	$(190.2)	$1,349.7

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and industrial and consumer multiwall bag products in the North America market. The Company’s flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at the Company’s fully integrated production sites, as well as sourced from strategic regional suppliers. The Company’s flexible products are sold to customers and in market segments similar to those of the Company’s Rigid Industrial Packaging & Services segment. Additionally, the Company’s flexible products significantly expand its presence in the agricultural and food industries, among others. The Company’s industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 269,050 acres of timber properties in the southeastern United States, which are actively managed, and 12,137 acres of timber properties in Canada, which are not actively managed. The Company’s Land Management team is focused on the active harvesting and regeneration of the Company’s United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use properties and development properties.

The Company’s reportable segments are strategic business units that offer different products and services. The accounting policies of the reportable segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2011 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2012	2011	2012	2011
Net sales
Rigid Industrial Packaging & Services	$805.1	$803.9	$2,311.3	$2,201.8
Flexible Products & Services	109.7	141.2	338.4	404.0
Paper Packaging	182.7	172.8	524.2	496.1
Land Management	5.3	4.0	19.7	14.6

Total net sales	$1,102.8	$1,121.9	$3,193.6	$3,116.5

Operating profit:
Rigid Industrial Packaging & Services	$62.1	$71.6	$153.8	$183.0
Flexible Products & Services	1.4	7.7	1.9	11.2
Paper Packaging	21.0	17.5	58.3	56.5
Land Management	1.6	10.8	11.7	16.1

Total operating profit	$86.1	$107.6	$225.7	$266.8

Restructuring charges:
Rigid Industrial Packaging & Services	3.4	3.4	16.2	8.0
Flexible Products & Services	0.5	0.7	6.7	3.9
Paper Packaging	—	(0.7)	—	(0.5)

Total restructuring charges	3.9	3.4	22.9	11.4

Acquisition-related costs:
Rigid Industrial Packaging & Services	1.6	2.1	4.1	6.3
Flexible Products & Services	—	0.6	0.9	12.9

Total acquisition-related costs	1.6	2.7	5.0	19.2

Non-cash intangible asset impairment charge:
Flexible Products & Services	—	3.0	—	3.0

Total non-cash intangible asset impairment charge	—	3.0	—	3.0

Operating profit before special items:
Rigid Industrial Packaging & Services	67.1	77.1	174.1	197.3
Flexible Products & Services	1.9	12.0	9.5	31.0
Paper Packaging	21.0	16.8	58.3	56.0
Land Management	1.6	10.8	11.7	16.1

Total operating profit before special items*	91.6	116.7	253.6	300.4

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$25.3	$22.5	$78.5	$64.7
Flexible Products & Services	3.7	4.1	11.4	12.5
Paper Packaging	7.7	7.8	23.4	23.3
Land Management	0.7	0.5	2.5	2.1

Total depreciation, depletion and amortization expense	$37.4	$34.9	$115.8	$102.6

*	Total operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011
Net sales:
North America	$509.0	$502.4	$1,469.0	$1,426.2
Europe, Middle East and Africa	433.9	445.3	1,236.1	1,197.0
Asia Pacific and Latin America	159.9	174.2	488.5	493.3

Total net sales	$1,102.8	$1,121.9	$3,193.6	$3,116.5

The following table presents total assets by segment and geographic area (Dollars in millions):

	July 31, 2012	October 31, 2011
Assets:
Rigid Industrial Packaging & Services	$2,526.4	$2,725.0
Flexible Products & Services	356.2	383.5
Paper Packaging	411.7	420.4
Land Management	278.9	280.1

Total segments	3,573.2	3,809.0

Corporate and other	340.5	385.1

Total assets	$3,913.7	$4,194.1

Assets:
North America	$1,757.1	$1,779.5
Europe, Middle East and Africa	1,553.4	1,750.3
Asia Pacific and Latin America	603.2	664.3

Total assets	$3,913.7	$4,194.1

Note 19 – Correction of Errors

The Company’s internal audit process identified deficiencies in internal controls over financial reporting within its Rigid Industrial Packaging & Services business unit in Brazil. Upon further investigation, financial statement errors were discovered in the Brazil business unit in several prior periods. The impact of the errors in the prior years was not material to the Company in any of those years; however, the aggregate amount of the prior period errors of $18.4 million would have been material to the Company’s current year consolidated statement of operations. Consequently, the Company has corrected these errors for all prior periods presented by restating the consolidated financial statements and other financial information included herein. These items include prior period errors that were previously assessed as immaterial and corrections to the financial statements were recorded in the first and second quarters of 2012. Management has determined that the financial statement errors, which related to improperly stated reserves and asset balances which the Company was unable to substantiate, resulted from deficiencies in internal controls over financial reporting within the Company’s Brazil business unit. Periods not presented herein will be restated, as applicable, as they are included in future filings.

The following are the previously reported and corrected balances of certain consolidated statements of operations and consolidated balance sheets (Dollars in millions, except per share amounts):

	Three months ended January 31, 2012
	As Reported	Adjustments	As Adjusted
Selling, general and administrative expenses	$112.6	$(2.2)	$110.4
Operating profit	58.3	2.2	60.5

Income before income tax expense and equity earnings of unconsolidated affilitates, net	34.8	2.2	37.0
Income tax expense	10.2	0.8	11.0
Net income	24.6	1.4	26.0
Net income attributable to Greif, Inc.	23.9	1.4	25.3

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$0.03	$0.44
Class B Common Stock	$0.61	$0.04	$0.65

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$0.03	$0.44
Class B Common Stock	$0.61	$0.04	$0.65

	Three months ended
	April 30, 2012
	As Reported	Adjustments	As Adjusted
Net Sales	$1,095.3	$2.8	$1,098.1
Gross profit	203.1	2.8	205.9
Selling, general and administrative expenses	121.9	(3.2)	118.7
(Gain) on disposal of properties, plants and equipment, net	(3.2)	1.2	(2.0)
Operating profit	74.3	4.8	79.1

Income before income tax expense and equity earnings of unconsolidated affilitates, net	47.5	4.8	52.3
Income tax expense	13.3	1.8	15.1
Net income	36.2	3.0	39.2
Net income attributable to Greif, Inc.	36.8	3.0	39.8

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.05	$0.68
Class B Common Stock	$0.95	$0.07	$1.02

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.05	$0.68
Class B Common Stock	$0.95	$0.07	$1.02

	Three months ended
	July 31, 2011
	As Reported	Adjustments	As Adjusted
Cost of products sold	$910.6	$0.2	$910.8
Gross profit	211.3	(0.2)	211.1
Selling, general and administrative expenses	109.1	0.2	109.3
Operating profit	108.0	(0.4)	107.6

Income before income tax expense and equity earnings of unconsolidated affilitates, net	85.1	(0.4)	84.7
Income tax expense	21.7	(4.4)	17.3
Net income	64.9	4.0	68.9
Net income attributable to Greif, Inc.	62.9	4.0	66.9

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.08	$0.07	$1.15
Class B Common Stock	$1.61	$0.11	$1.72

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.07	$0.07	$1.14
Class B Common Stock	$1.61	$0.11	$1.72

	Nine months ended
	July 31, 2011
	As Reported	Adjustments	As Adjusted
Cost of products sold	$2,521.7	$0.7	$2,522.4
Gross profit	594.8	(0.7)	594.1
Selling, general and administrative expenses	329.5	0.5	330.0
Operating profit	268.0	(1.2)	266.8

Income before income tax expense and equity earnings of unconsolidated affilitates, net	204.3	(1.2)	203.1
Income tax expense	49.7	(4.4)	45.3
Net income	156.6	3.2	159.8
Net income attributable to Greif, Inc.	155.2	3.2	158.4

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.66	$0.06	$2.72
Class B Common Stock	$3.98	$0.08	$4.06

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.65	$0.05	$2.70
Class B Common Stock	$3.98	$0.08	$4.06

	For the year ended
	October 31, 2011
	As Reported	Adjustments	As Adjusted
Cost of products sold	$3,446.8	$0.9	$3,447.7
Gross profit	801.1	(0.9)	800.2
Selling, general and administrative expenses	448.4	0.7	449.1
(Gain) on disposal of properties, plants and equipment, net	(14.9)	(1.2)	(16.1)
Operating profit	337.1	(0.4)	336.7

Income before income tax expense and equity earnings of unconsolidated affilitates, net	243.4	(0.4)	243.0
Income tax expense	71.1	(3.9)	67.2
Net income	177.1	3.5	180.6
Net income attributable to Greif, Inc.	176.0	3.5	179.5

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.02	$0.06	$3.08
Class B Common Stock	$4.52	$0.09	$4.61

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.01	$0.06	$3.07
Class B Common Stock	$4.52	$0.09	$4.61

	October 31, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$568.6	$(5.6)	$563.0
Inventories	432.5	(0.7)	431.8
Prepaid expenses and other current assets	140.0	(5.9)	134.1
Long-term assets
Goodwill	1,004.9	0.2	1,005.1
Other intangible assets, net of amortization	229.8	(1.0)	228.8
Other long-term assets	92.2	1.2	93.4
Properties, plants and equipment
Machinery and equipment	1,398.2	(1.4)	1,396.8
Total assets	4,207.3	(13.2)	4,194.1

Current Liabilities
Accounts payable	487.8	5.1	492.9
Long-term liabilities
Other long-term liabilities	203.2	0.1	203.3
Shareholders’ equity
Retained earnings	1,401.7	(18.4)	1,383.3
Total liabilities and shareholders’ equity	4,207.3	(13.2)	4,194.1

	For the year ended
	October 31, 2010
	As Reported	Adjustments	As Adjusted
Cost of products sold	$2,757.9	$1.6	$2,759.5
Gross profit	703.6	(1.6)	702.0
Selling, general and administrative expenses	362.9	1.7	364.6
Operating profit	325.4	(3.3)	322.1

Income before income tax expense and equity earnings of unconsolidated affilitates, net	252.5	(3.3)	249.2
Income tax expense	40.6	(0.1)	40.5
Net income	215.5	(3.2)	212.3
Net income attributable to Greif, Inc.	210.0	(3.2)	206.8

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.60	$(0.05)	$3.55
Class B Common Stock	$5.40	$(0.09)	$5.31

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.58	$(0.05)	$3.53
Class B Common Stock	$5.40	$(0.09)	$5.31

	October 31, 2010
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$480.2	$(4.3)	$475.9
Inventories	396.6	(0.9)	395.7
Prepaid expenses and other current assets	134.3	(5.6)	128.7
Long-term assets
Goodwill	709.7	0.2	709.9
Other intangible assets, net of amortization	173.2	(0.7)	172.5
Properties, plants and equipment
Machinery and equipment	1,319.3	(1.3)	1,318.0
Total assets	3,498.4	(12.6)	3,485.8

Current Liabilities
Accounts payable	467.9	5.1	473.0
Long-term liabilities
Other long-term liabilities	116.9	4.2	121.1
Shareholders’ equity
Retained earnings	1,323.5	(21.9)	1,301.6
Total liabilities and shareholders’ equity	3,498.4	(12.6)	3,485.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2012 or 2011, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2012 and October 31, 2011, and for the consolidated statements of operations for the nine months ended July 31, 2012 and 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”). Readers are encouraged to review the entire 2011 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results. Certain prior year amounts have been reclassified to conform to the current year presentation. Amounts from prior years have been adjusted to correct for previously unidentified errors, see note 19 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q.

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

As of July 31, 2012, we owned approximately 269,050 acres of timber properties in the southeastern United States, which are actively managed, and approximately 12,137 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the nine month periods ended July 31, 2012 and 2011. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

The non-GAAP financial measures of operating profit before special items, EBITDA and EBITDA before special items are used throughout the following discussion of our results of operations. For our consolidated results, operating profit before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to operating profit. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. EBITDA before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to EBITDA. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges and acquisition-related costs to that segment’s operating profit and EBITDA before special items adds back restructuring charges and acquisition-related costs to that segment’s EBITDA. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to that segment’s operating profit and EBITDA before special items adds back restructuring charges, acquisition-related costs and a non-cash intangible asset impairment charge to that segment’s EBITDA. In our Paper Packaging segment, operating profit before special items adds back restructuring charges to that segment’s operating profit and EBITDA before special items adds back restructuring charges to that segment’s EBITDA. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe the non-GAAP measures provide a better indication of operational performance and a more stable platform on which to compare the historical performance of the company than the most nearly equivalent GAAP data.

Third Quarter Results

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the three month periods ended July 31, 2012 and 2011 (Dollars in millions):

	Three months ended
	July 31,
	2012	2011
Net sales
Rigid Industrial Packaging & Services	$805.1	$803.9
Flexible Products & Services	109.7	141.2
Paper Packaging	182.7	172.8
Land Management	5.3	4.0

Total net sales	$1,102.8	$1,121.9

Operating profit:
Rigid Industrial Packaging & Services	$62.1	$71.6
Flexible Products & Services	1.4	7.7
Paper Packaging	21.0	17.5
Land Management	1.6	10.8

Total operating profit	$86.1	$107.6

Restructuring charges:
Rigid Industrial Packaging & Services	3.4	3.4
Flexible Products & Services	0.5	0.7
Paper Packaging	—	(0.7)

Total restructuring charges	3.9	3.4

Acquisition-related costs:
Rigid Industrial Packaging & Services	1.6	2.1
Flexible Products & Services	—	0.6

Total acquisition-related costs	1.6	2.7

Non-cash intangible asset impairment charge:
Flexible Products & Services	—	3.0

Total non-cash intangible asset impairment charge	—	3.0

Operating profit before special items*:
Rigid Industrial Packaging & Services	67.1	77.1
Flexible Products & Services	1.9	12.0
Paper Packaging	21.0	16.8
Land Management	1.6	10.8

Total operating profit before special items	91.6	116.7

*	Operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the three month periods ended July 31, 2012 and 2011 (Dollars in millions):

For the three months ended July 31,	2012	2011
Net income	$41.7	$68.9
Plus: interest expense, net	22.7	18.4
Plus: income tax expense	24.5	17.3
Plus: depreciation, depletion and amortization expense	37.4	34.9
Less: equity earnings of unconsolidated affiliates, net of tax	0.5	1.5

EBITDA	125.8	138.0

Restructuring charges	3.9	3.4
Acquisition-related costs	1.6	2.7
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$131.3	$147.1

Net income	$41.7	$68.9
Plus: interest expense, net	22.7	18.4
Plus: income tax expense	24.5	17.3
Plus: other (income) expense, net	(2.3)	4.5
Less: equity earnings of unconsolidated affiliates, net of tax	0.5	1.5

Operating profit	86.1	107.6
Less: other (income) expense, net	(2.3)	4.5
Plus: depreciation, depletion and amortization expense	37.4	34.9

EBITDA	125.8	138.0
Restructuring charges	3.9	3.4
Acquisition-related costs	1.6	2.7
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$131.3	$147.1

The following table sets forth EBITDA and EBITDA before special items for our business segments for the three month periods ended July 31, 2012 and 2011 (Dollars in millions):

For the three months ended July 31,	2012	2011
Rigid Industrial Packaging & Services
Operating profit	$62.1	$71.6
Less: other (income) expense, net	0.4	2.9
Plus: depreciation and amortization expense	25.3	22.4

EBITDA	87.0	91.1
Restructuring charges	3.4	3.4
Acquisition-related costs	1.6	2.1

EBITDA before special items	$92.0	$96.6

Flexible Products & Services
Operating (loss) profit	$1.4	$7.7
Less: other (income) expense, net	(2.2)	1.8
Plus: depreciation and amortization expense	3.7	4.2

EBITDA	7.3	10.1
Restructuring charges	0.5	0.7
Acquisition-related costs	—	0.6
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$7.8	$14.4

Paper Packaging
Operating profit	$21.0	$17.5
Less: other (income) expense, net	(0.5)	(0.2)
Plus: depreciation and amortization expense	7.7	7.8

EBITDA	29.2	25.5
Restructuring charges	—	(0.7)

EBITDA before special items	$29.2	$24.8

Land Management
Operating profit	$1.6	$10.8
Plus: depreciation, depletion and amortization expense	0.7	0.5

EBITDA and EBITDA before special items	$2.3	$11.3

Consolidated EBITDA	$125.8	$138.0

Consolidated EBITDA before special items	$131.3	$147.1

Net Sales

Net sales were $1,102.8 million for the third quarter 2012 compared with $1,121.9 million for the same period in 2011. The third quarter 2012 net sales change by segment compared with the same period last year was Paper Packaging ($9.9 million increase), Rigid Industrial Packaging & Services ($1.2 million increase), Land Management ($1.3 million increase) and Flexible Products & Services ($31.5 million decrease).

Sales volumes, including acquisitions, increased 5 percent and were more than offset by a negative 6 percent impact of foreign currency translation. Third quarter 2012 prices were generally in line with the prior year, with variances between business segments. Overall, volumes on a same structure basis were 1 percent below third quarter 2011. This decrease was principally due to market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, partially offset by stronger volumes in the Paper Packaging segment, compared with a year ago.

Operating Costs

Gross profit declined approximately 4 percent to $202.5 million for the third quarter 2012 compared with $211.1 million for the same period in 2011. Gross profit margin decreased to 18.4 percent for third quarter 2012 from 18.8 percent a year ago. The decline in gross profit margin was principally due to lower volumes and market pressure in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, which was partially offset by higher volumes and lower input costs in the Paper Packaging segment compared with a year ago.

SG&A expenses increased to $115.8 million for third quarter 2012 from $109.3 million for third quarter 2011. The $6.5 million increase was primarily due to the inclusion of SG&A expenses for companies acquired in 2011. In addition, we recorded a $3.0 million non-cash intangible asset impairment charge for the third quarter of 2011 related to the discontinued usage of certain tradenames in the flexible businesses acquired in 2010. Acquisition-related costs were $1.6 million and $2.7 million for the third quarters of 2012 and 2011, respectively. SG&A expenses were 10.5 percent of net sales for third quarter 2012 versus 9.7 percent for third quarter 2011.

Restructuring Charges

Third quarter 2012 restructuring charges were $3.9 million compared with $3.4 million during third quarter 2011. The third quarter 2012 restructuring charges were related to the consolidation of operations in the Flexible Products & Services segment as part of the ongoing implementation of the Greif Business System and rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. There was a total of $2.3 million of employee separation costs, $0.5 million of asset impairments and $1.1 million of other costs for the third quarter 2012. Restructuring charges for the third quarter 2011 consisted of $2.0 million in employee separation costs and $1.4 million in other costs. The focus of the third quarter of 2011 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Acquisition-related costs were $1.6 million and $2.7 million for the third quarter 2012 and 2011, respectively. For the third quarter 2012, these costs included $0.5 million of acquisition related costs and $1.1 million of acquisition integration costs attributable to acquisitions completed during 2011. The third quarter 2011 amount included $1.9 million of acquisition related costs and $0.7 million post acquisition-related integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $3.3 million for the third quarter of 2011 compared to $9.2 million for the same period last year primarily due to a decrease in the sales of special-use properties to $0.3 million for third quarter of 2012 compared to $7.0 million for the same period last year. The third quarter of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in Canada from a prior period.

Operating Profit

Operating profit was $86.1 million for third quarter 2012 compared with $107.6 million for the same period last year. This decrease was primarily due to lower results in Rigid Industrial Packaging & Services ($9.5 million), Land Management ($9.2 million) and Flexible Products & Services ($6.3 million), partially offset by strong results in the Paper Packaging ($3.5 million), compared with a year ago.

EBITDA

EBITDA was $125.8 million and $138.0 million for the third quarters of 2012 and 2011, respectively. This decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $37.4 million for third quarter 2012 compared with $34.9 million for the same period last year.

Trends

Overall market conditions improved modestly on a sequential basis during the third quarter 2012, but at a rate below previous expectations for the second half of fiscal year 2012. Continued weakness in Europe and slower than anticipated market recovery in the North America, Latin America and Asia Pacific regions impacted the Rigid Industrial Packaging & Services and Flexible Products & Services segments. A slower pace of economic recovery in all regions compared with expectations earlier in the year will continue to impact the Rigid Industrial Packaging & Services and Flexible Products & Services segments in the fourth quarter 2012. The Paper Packaging segment is anticipated to achieve solid fourth quarter 2012 performance based on expected strong volumes and existing containerboard prices. Positive contributions are anticipated from contingency actions, acquisition integration and ongoing Greif Business System initiatives implemented during 2012, which we believe will provide additional benefits to the full-year results.

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

Net sales were $805.1 million for third quarter 2012 compared with $803.9 million for third quarter 2011 due to a 6 percent volume increase, including acquisitions, and a 1 percent increase in prices offset by a negative 7 percent impact of foreign currency translation. On a same-structure basis, sales volumes declined 2 percent due to economic conditions and market pressure that impacted all geographic regions in third quarter 2012.

Gross profit was $148.2 million and $149.6 million for the third quarters of 2012 and 2011, respectively. Gross profit margin declined to 18.4 percent for third quarter 2012 from 18.6 percent for third quarter 2011. The decrease in gross profit margin compared with last year was primarily due to lower volumes on a same-structure basis.

Operating profit was $62.1 million for third quarter 2012 compared with $71.6 million for the same period last year. The $9.5 million decrease was primarily due to lower same-structure volumes in global markets and, to a lesser extent, the negative effect of foreign currency translation. There were $3.4 million of restructuring charges for third quarter 2012, primarily related to rationalization of operations and contingency actions implemented during the quarter, compared with $3.4 million for the same period last year. There were $1.6 million and $2.1 million of acquisition-related costs for the third quarters of 2012 and 2011, respectively.

EBITDA was $87.0 million and $91.1 million for the third quarters of 2012 and 2011, respectively. This decline was due to the same factors that impacted the segment's operating profit. Depreciation, depletion and amortization expense was $25.3 million for third quarter 2012 compared with $22.4 million for the same period last year.

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

Net sales were $109.7 million for third quarter 2012 compared with $141.2 million for third quarter 2011. The $31.5 million decline was attributable to a 7 percent decrease in volumes due to weak market conditions in Europe, issues resulting from network consolidation and to a lesser extent, market conditions in the U.S. There was a 4 percent decrease in prices and a negative 9 percent impact of foreign currency translation compared with third quarter 2011.

Gross profit was $20.0 million for third quarter 2012 versus $32.3 million a year ago. Gross profit margin decreased to 18.2 percent for third quarter 2012 from 22.9 percent for third quarter 2011. The decline in gross profit margin was primarily attributable to lower volumes coupled with higher costs associated with ongoing consolidation of operations in Europe.

Operating profit was $1.4 million for third quarter 2012 compared with operating profit of $7.7 million for third quarter 2011. The negative impact of lower volumes, higher production costs plus startup costs principally related to the fabric hub was partially offset by lower restructuring charges and acquisition-related costs. There were $0.5 million of restructuring charges for third quarter 2012, primarily related to the ongoing consolidation of operations, compared with $0.7 million for the same period last year. There were no acquisition related costs in third quarter 2012 compared with $0.6 million of acquisition-related costs for the prior year.

EBITDA was $7.3 million for third quarter 2012 and $10.1 million for third quarter 2011. This decline was due to the same factors that impacted the segment's operating profit. Depreciation, depletion and amortization expense was $3.7 million and $4.2 million for third quarters of 2012 and 2011, respectively.

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

Net sales increased 6 percent to $182.7 million for third quarter 2012 compared with $172.8 million for third quarter 2011. Volumes increased 8 percent while prices declined 2 percent due to market pressure and mix.

Gross profit increased to $32.5 million for third quarter 2012 compared with $27.6 million a year ago due to higher volumes and lower costs for old corrugated containers (OCC) partially offset by slightly lower selling prices. Gross profit margin increased to 17.8 percent for third quarter 2012 from 16.0 percent for third quarter 2011.

Operating profit was $21.0 million for third quarter 2012 versus $17.5 million for third quarter 2011. Higher volumes and lower OCC costs were partially offset by slightly lower selling prices and expenses related to annual mill maintenance shutdowns at both mills during third quarter 2012 as planned.

EBITDA increased to $29.2 million for third quarter 2012 compared with $25.5 million for third quarter 2011. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $7.7 million and $7.8 million for third quarters of 2012 and 2011, respectively.

Land Management

As of July 31, 2012, our Land Management segment consisted of approximately 269,050 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 12,137 acres of timber properties in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $5.3 million for third quarter 2012 compared with $4.0 million for third quarter 2011, primarily due to increased timber sales.

Third quarter 2012 operating profit was $1.6 million versus $10.8 million for third quarter 2011. This included special use property disposals of $0.3 million and $7.0 million for 2012 and 2011, respectively. Third quarter 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property from a prior period.

EBITDA was $2.3 million and $11.3 million for the third quarters of 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $0.7 million for third quarter 2012 and $0.5 million for the same period last year.

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

As of July 31, 2012, we estimated that there were approximately 45,787 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $22.7 million for third quarter 2012 compared with $18.4 million for third quarter 2011. The increase was primarily due to the higher level of debt outstanding related to acquisitions completed during the past year and working capital requirements.

Other (income) expense, net

Other (income), net was ($2.3) million for the third quarter 2012 compared to other expense, net of $4.5 million for the third quarter of 2011. The change was primarily due to foreign exchange gains in the third quarter 2012 compared to foreign exchange losses in the third quarter 2011.

Income tax expense

Income tax expense was $24.5 million for third quarter 2012 compared with $17.3 million for the same period last year due to a change in the global earnings mix due to more income in the United States, which is a higher tax jurisdiction, and less income in lower tax jurisdictions.

The effective tax rate was 37.3 percent for third quarter 2012 compared with 20.4 percent a year ago. The cash tax rate for fiscal 2012 is expected to be approximately 20 percent for fiscal 2012, which is consistent with the prior year's rate.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $0.5 million and $1.5 million of equity earnings of unconsolidated affiliates, net of tax, during the third quarter of 2012 and 2011, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the three months ended July 31, 2012 and 2011 was $1.0 million and $2.0 million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $40.7 million for the third quarter 2012 compared with net income attributable to Greif, Inc. of $66.9 million for the third quarter 2011.

Year-to-Date Results

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for the nine month periods ended July 31, 2012 and 2011 (Dollars in millions):

	Nine months ended July 31,
	2012	2011
Net sales
Rigid Industrial Packaging & Services	$2,311.3	$2,201.8
Flexible Products & Services	338.4	404.0
Paper Packaging	524.2	496.1
Land Management	19.7	14.6

Total net sales	$3,193.6	$3,116.5

Operating profit:
Rigid Industrial Packaging & Services	153.8	$183.0
Flexible Products & Services	1.9	11.2
Paper Packaging	58.3	56.5
Land Management	11.7	16.1

Total operating profit	$225.7	$266.8

Restructuring charges:
Rigid Industrial Packaging & Services	16.2	8.0
Flexible Products & Services	6.7	3.9
Paper Packaging	—	(0.5)

Total restructuring charges	22.9	11.4

Acquisition-related costs:
Rigid Industrial Packaging & Services	4.1	6.3
Flexible Products & Services	0.9	12.9

Total acquisition-related costs	5.0	19.2

Non-cash intangible asset impairment charge:
Flexible Products & Services	—	3.0

Total non-cash intangible asset impairment charge	—	3.0

Operating profit before special items*:
Rigid Industrial Packaging & Services	174.1	197.3
Flexible Products & Services	9.5	31.0
Paper Packaging	58.3	56.0
Land Management	11.7	16.1

Total operating profit before special items	253.6	300.4

*	Operating profit before special items represents operating profit before the impact of restructuring charges and acquisition-related costs.

The following table sets forth EBITDA and EBITDA before special items for our consolidated results for the nine month periods ended July 31, 2012 and 2011 (Dollars in millions):

For the nine months ended July 31,	2012	2011
Net income	$107.0	$159.8
Plus: interest expense, net	70.5	53.8
Plus: income tax expense	50.5	45.3
Plus: depreciation, depletion and amortization expense	115.8	102.6
Less: equity earnings of unconsolidated affiliates, net of tax	2.5	2.0

EBITDA	341.3	359.5

Restructuring charges	22.9	11.4
Acquisition-related costs	5.0	19.2
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$369.2	$393.1

Net income	$107.0	$159.8
Plus: interest expense, net	70.5	53.8
Plus: income tax expense	50.5	45.3
Plus: other expense, net	0.2	9.9
Less: equity earnings of unconsolidated affiliates, net of tax	2.5	2.0

Operating profit	225.7	266.8
Less: other expense, net	0.2	9.9
Plus: depreciation, depletion and amortization expense	115.8	102.6

EBITDA	341.3	359.5
Restructuring charges	22.9	11.4
Acquisition-related costs	5.0	19.2
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$369.2	$393.1

The following table sets forth EBITDA and EBITDA before special items for our business segments for the nine month periods ended July 31, 2012 and 2011 (Dollars in millions):

For the nine months ended July 31,	2012	2011
Rigid Industrial Packaging & Services
Operating profit	$153.8	$183.0
Less: other expense, net	2.0	7.5
Plus: depreciation and amortization expense	78.5	64.6

EBITDA	230.3	240.1
Restructuring charges	16.2	8.0
Acquisition-related costs	4.1	6.3

EBITDA before special items	$250.6	$254.4

Flexible Products & Services
Operating profit	$1.9	$11.2
Less: other expense (income), net	(1.1)	2.0
Plus: depreciation and amortization expense	11.4	12.5

EBITDA	14.4	21.7
Restructuring charges	6.7	3.9
Acquisition-related costs	0.9	12.9
Non-cash intangible asset impairment charge	—	3.0

EBITDA before special items	$22.0	$41.5

Paper Packaging
Operating profit	$58.3	$56.5
Less: other expense (income), net	(0.7)	0.4
Plus: depreciation and amortization expense	23.4	23.4

EBITDA	82.4	79.5
Restructuring charges	—	(0.5)

EBITDA before special items	$82.4	$79.0

Land Management
Operating profit	$11.7	$16.1
Plus: depreciation, depletion and amortization expense	2.5	2.1

EBITDA and EBITDA before special items	$14.2	$18.2

Consolidated EBITDA	$341.3	$359.5

Consolidated EBITDA before special items	$369.2	$393.1

Net Sales

Net sales were $3,193.6 million for the first nine months of 2012 compared with $3,116.5 million for the first nine months of 2011. The $77.1 million increase in year to date net sales in 2012 compared with the same period last year was due to Rigid Industrial Packaging & Services ($109.5 million increase), Paper Packaging ($28.1 million increase), Land Management ($5.1 million increase) and Flexible Products & Services ($65.6 million decrease).

Sales volumes, including acquisitions, increased 4 percent and were offset by a negative 4 percent impact of foreign currency translation. Year to date 2012 prices were 2 percent higher than the prior year with variances between business segments. Overall, volumes on a same structure basis were 3 percent below third quarter 2011. This decrease was principally due to market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, partially offset by stronger volumes in the Paper Packaging segment, compared with a year ago.

Operating Costs

Gross profit decreased to $587.1 million for the first nine months of 2012 from $594.1 million for the same period in 2011. Gross profit margin was 18.4 percent for the first nine months of 2012 versus 19.1 percent a year ago. The decline in gross profit margin was principally due to lower volumes and market pressure in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, which was partially offset by higher volumes and lower input costs in the Paper Packaging segment compared with a year ago.

SG&A expenses were $344.9 million or 10.8 percent of net sales, in the first nine months of 2012 compared with $330.0 million, or 10.6 percent, in the first nine months of 2011. The dollar increase in SG&A expenses was primarily due to the inclusion of SG&A expenses for acquired companies partially offset by lower acquisition-related costs. Acquisition-related costs of $5.0 million and $19.2 million were included in SG&A expenses for the first nine months of 2012 and 2011, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.

Restructuring Charges

Restructuring charges were $22.9 million and $11.4 million for the first nine months of 2012 and 2011, respectively. Restructuring charges for the first nine months of 2012 consisted of $10.5 million in employee separation costs, $5.4 million in asset impairments and $7.0 million in other costs primarily consisting of lease termination costs and professional fees. These charges were related to the consolidation of operations in the Flexible Products & Services segment due to the ongoing implementation of the Greif Business System and rationalization of operations in Rigid Industrial Packaging & Services. Restructuring charges for the first nine months of 2011 consisted of $6.2 million in employee separation costs, $0.4 million in asset impairments and $4.8 million in other costs primarily professional fees and other administrative costs. The focus for restructuring activities during the first nine months of 2011 was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments.

Acquisition-Related Costs

Acquisition-related costs were $5.0 million and $19.2 million for the first nine months of 2012 and 2011, respectively. For the first nine months of 2012, these costs included $1.9 million of acquisition related costs and $3.1 of acquisition integration costs attributable to acquisitions completed during 2011. The first nine months of 2011 amount included $6.7 million of acquisition related costs and $12.5 million of post acquisition-related integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $6.4 million in the first nine months of 2012 from $14.1 million for same period last year primarily due to a decrease in disposal of special-use properties of $5.5 million during the first nine months of 2012 compared to $8.9 million during the first nine months of 2011. The first nine months of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in a prior period.

Operating Profit

Operating profit was $225.7 million and $266.8 million in the first nine months of 2012 and 2011, respectively. The $41.1 million decrease was primarily due to lower results in Rigid Industrial Packaging & Services ($29.2 million), Flexible Products & Services ($9.3 million) and Land Management ($4.4 million) partially offset by higher results in Paper Packaging ($1.8 million), compared with a year ago.

EBITDA

EBITDA was $341.3 million and $359.5 million for the first nine months of 2012 and 2011, respectively. The decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $115.8 million for the first nine months of 2012 compared with $102.6 million for the same period last year.

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

Net sales were $2,311.3 million for the first nine months of 2012 compared with $2,201.8 million for the first nine months of 2011. Sales volumes, including acquisitions, increased 6 percent and were offset by a negative 4 percent impact of foreign currency translation. Year to date 2012 prices were 3 percent higher than the prior year resulting from the pass-through of higher input costs. Overall, volumes on a same structure basis were 4 percent below third quarter 2011 due to economic conditions and market pressures.

Gross profit was $415.8 million and $415.6 million for the first nine months of 2012 and 2011, respectively. Gross profit margin decreased to 18.0 percent from 18.9 percent for the first nine months of 2012 and 2011, respectively. This reduction was primarily due to lower volumes and increased market pressure on a same-structure basis.

Operating profit was $153.8 million and $183.0 million for the first nine months of 2012 and 2011, respectively. Operating profit before special items decreased to $174.1 million for the first nine months of 2012 from $197.3 million for the first nine months of 2011. The $23.2 million decrease was primarily due to lower volumes on a same structure basis resulting from economic conditions and market pressure.

EBITDA was $230.3 million and $240.1 million for the first nine months of 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $78.5 million for the first nine months of 2012 compared with $64.6 million for the same period last year.

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

Net sales were $338.4 million for the first nine months of 2012 compared with $404.0 million for the first nine months of 2011. The $65.6 million decrease was primarily due to a 12 percent decrease in volumes due to weak market conditions in Europe, issues resulting from network consolidation and, to a lesser extent, market conditions in the U.S. There was a 2 percent increase in prices and a negative 6 percent impact of foreign currency translation compared with the same period last year.

Gross profit was $65.8 million for the first nine months of 2012 versus $85.8 million a year ago. Gross profit margin was 19.4 percent and 21.2 percent for the first nine months of 2012 and 2011, respectively. The decrease in gross profit margin was primarily due to lower sales volumes coupled with higher costs associated with ongoing consolidation of operations in Europe.

Operating profit was $1.9 million for the first nine months of 2012 and $11.2 million for the first nine months of 2011. The negative impact of lower volumes coupled with higher costs associated with ongoing consolidation of operations in Europe and higher restructuring charges was partially offset by lower acquisition-related costs. Operating profit before special items decreased to $9.5 million for the first nine months of 2012 from $31.0 million for the first nine months of 2011.

EBITDA was $14.4 million and $21.7 million for the first nine months of 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $11.4 million for the first nine months of 2012 compared with $12.5 million for the same period last year.

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

Net sales were $524.2 million for the first nine months of 2012 compared with $496.1 million for the first nine months of 2011. The 6 percent increase in net sales was primarily due to 7 percent higher sales volumes partially offset by 2 percent lower selling prices that resulted primarily from product mix and market pressure.

Gross profit was $94.0 million for the first nine months of 2012 compared with $87.2 million a year ago. Gross profit margin increased to 17.9 percent from 17.6 percent for the first nine months of 2012 and 2011, respectively. This increase was primarily due to higher volumes and lower costs for old corrugated containers (OCC) partially offset by slightly lower selling prices.

Operating profit was $58.3 million and $56.5 million for the first nine months of 2012 and 2011, respectively. Operating profit before special items increased to $58.3 million for the first nine months of 2012 from $56.0 million for the first nine months of 2011. The $2.3 million increase was primarily due to higher volumes and lower OCC costs which were partially offset by slightly lower selling prices and a $2.5 million non-cash impairment charge related to properties under contract for sale.

EBITDA was $82.4 million and $79.5 million for the first nine months of 2012 and 2011, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $23.4 million for the first nine months of 2012 and 2011.

Land Management

As of July 31, 2012, our Land Management segment consisted of approximately 269,050 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 12,137 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $19.7 million and $14.6 million for the first nine months of 2012 and 2011, respectively. The $5.1 million increase was primarily due to the timing of timber sales.

Operating profit and operating profit before special items was $11.7 million for the first nine months of 2012 compared to $16.1 million for the first nine months of 2011. Included in these amounts were profits from the sale of special use properties (surplus, higher and better use, and development properties) of $5.5 million for the first nine months of 2012 and $8.9 million for the first nine months of 2011. The first nine months of 2011 also included a $2.5 million purchase price adjustment related to the expropriation of surplus property in Canada in a prior period.

EBITDA and EBITDA before special items was $14.2 million and $18.2 million for the first nine months of 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $2.5 million for the first nine months of 2012 compared with $2.1 million for the same period last year.

As of July 31, 2012, we estimated that there were approximately 45,787 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $70.5 million for the first nine months of 2012 compared to $53.8 million for the same period last year. The increase was primarily due to the higher level of debt resulting from the acquisitions and related increased working capital requirements.

Other (income) expense, net

Other expense, net was $0.2 million for the first nine months of 2012 compared to other expense, net of $9.9 million for the first nine months of 2011. The change was primarily due to foreign exchange gains in 2012 compared to foreign exchange losses in 2011.

Income tax expense

Income tax expense was $50.5 million for the first nine months of 2012 compared with $45.3 million for the same period last year due to a change in the global earnings mix due to more income in the United States, which is a higher tax jurisdiction, and less income in lower tax jurisdictions.

The effective tax rate was 32.6 percent for the first nine months of 2012 compared with 22.3 percent for the first nine months of 2011. The cash tax rate for fiscal 2012 is expected to be approximately 20 percent, which is consistent with the prior year’s rate.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $2.5 million and $2.0 million of equity earnings of unconsolidated affiliates, net of tax, during the first nine months of 2012 and 2011, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests for the nine months ending July 31, 2012 and 2011 were $1.2 million and $1.4 million, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, we recorded net income of $105.8 million for the first nine months of 2012 compared with net income of $158.4 million for the first nine months of 2011.

BALANCE SHEET CHANGES

Working capital changes

The $70.2 million decrease in accounts receivable to $492.8 million as of July 31, 2012 from $563.0 million as of October 31, 2011 was primarily due to increased collection efforts, increased sales of accounts receivable under the new European RPA entered into during the second quarter, discussed below, and the impact of foreign currency translation.

The $33.6 million decrease in inventories to $398.2 million as of July 31, 2012 from $431.8 million as of October 31, 2011 was primarily due to a focus on inventory management, especially with respect to recently acquired companies.

The $31.7 million decrease in accounts payable to $461.2 million as of July 31, 2012 from $492.9 million as of October 31, 2011 was primarily due to the impact of lower inventories.

The $23.3 million decrease in accrued payroll and employee benefits to $76.5 million as of July 31, 2012 from $99.8 million as of October 31, 2011 was primarily due to the payout of 2011 incentives in December 2011.

The $12.5 million decrease in restructuring reserves to $7.1 million as of July 31, 2012 from $19.6 million as of October 31, 2011 was primarily due to lower restructuring activity.

The $39.9 million decrease in short-term borrowings to $97.4 million as of July 31, 2012 from $137.3 million as of October 31, 2011 was primarily due to improved cash flows from operations.

Other balance sheet changes

The $52.7 million decrease in goodwill to $952.4 million as of July 31, 2012 from $1,005.1 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and foreign currency translation.

The $30.2 million decrease in intangible assets, net of amortization to $198.6 million as of July 31, 2012 from $228.8 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and foreign currency translation.

The $146.9 million decrease in long-term debt to $1,198.2 million as of July 31, 2012 from $1,345.1 million as of October 31, 2011 was primarily due to improved cash flows from operations.

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

Capital Expenditures

During the first nine months of 2012, we invested $107.5 million in capital expenditures, excluding timberland purchases of $3.4 million, compared with capital expenditures of $117.8 million, excluding timberland purchases of $3.4 million, during the same period last year.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $145 million in 2012 compared with approximately $162.4 million in 2011. The 2012 expenditures include replacement and improvement of existing equipment and funding new facilities, including completion of the fabric hub in Saudi Arabia.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($178.1 million as of July 31, 2012). A significant portion of the proceeds from this new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from this new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under this new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $194.8 million as of July 31, 2012. As of July 31, 2012, total accounts receivable of $191.2 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $0.7 million and $1.2 million for the three months ended July 31, 2012 and July 31, 2011, respectively. Expenses associated with the various RPAs totaled $2.7 million and $1.3 million for the nine months ended July 31, 2012 and July 31, 2011, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions during the first nine months of 2012 and five acquisitions during the first nine months of 2011, for an aggregate purchase price of $185.7 million. During the first quarter 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

Borrowing Arrangements

Credit Agreement

We and two of our international subsidiaries are borrowers under a $1.0 billion senior secured Credit Agreement with a syndicate of financial institutions. The Credit Agreement provides us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan is scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of July 31, 2012, a total of $288.9 million was outstanding under the Credit Agreement. The weighted average interest rate on the Credit Agreement was 2.18% for the nine months ended July 31, 2012.

The Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally requires that as of the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally requires that as of the end of any fiscal quarter we will not permit the ratio of (a) (i) our adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve-month period. On July 31, 2012, we were in compliance with these two covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2012, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2012, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2012, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution and its affiliate (the “Purchasers”). This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the London Interbank Offered Rate plus a margin or other agreed-upon rate. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge ratios identical to the Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of July 31, 2012, $130.0 million was outstanding under the Receivables Facility.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of July 31, 2012, we had outstanding other debt of $107.1 million, consisting of $9.7 million in long-term debt and $97.4 million in short-term borrowings.

As of July 31, 2012, the current portion of our long-term debt was $21.9 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $3.1 million in 2012, $34.7 million in 2013, $25.0 million in 2014, $365.7 million in 2015, $302.4 million in 2017 and $489.2 million thereafter.

As of July 31, 2012 and October 31, 2011, we had deferred financing fees and debt issuance costs of $20.1 million and $18.9 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically debt under the Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. We now have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.25% as of July 31, 2012 and 0.27% as of October 31, 2011) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of July 31, 2012 and 1.92% as of October 31, 2011). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.5 million for the three months ended July 31, 2012 and 2011, respectively; and were $0.8 million and $1.5 million for the nine months ended July 31, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.6 million and $0.3 million recorded in accumulated other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

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

As of July 31, 2012, we had outstanding foreign currency forward contracts in the notional amount of $231.4 million ($160.6 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses reclassified to earnings under these contracts were $2.9 million and $1.0 million for the three months ended July 31, 2012 and 2011, respectively; and were $4.4 million and $1.0 million for the nine months ended July 31, 2012 and 2011, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in gains of $0.2 million and $0.7 million recorded in other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

We have entered into certain cash flow agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. As of July 31, 2012, the notional amount of these hedges was $0.7 million ($2.7 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under these contracts were $0.4 million and immaterial for the three months ended July 31, 2012 and 2011, respectively; and were $1.0 million and $0.3 million for the nine months ended July 31, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as cost of products sold. The fair value of these contracts resulted in losses of $0.2 million and $0.1 million recorded in other comprehensive income as of July 31, 2012 and October 31, 2011, respectively.

Contractual Obligations

As of July 31, 2012, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,604.3	$65.5	$477.4	$394.0	$667.4
Short-term borrowing	102.9	102.9	—	—	—
Capital lease obligations	91.4	11.0	35.7	29.4	15.3
Deferred purchase payments	68.2	—	55.9	12.3	—
Liabilities held by special purpose entities	62.8	1.1	4.5	4.5	52.7
Environmental liabilities	26.6	5.8	4.9	4.3	11.6
Operating leases	20.8	3.2	8.5	4.7	4.4
Current portion of long-term debt	21.9	21.9	—	—	—

Total	$1,998.9	$211.4	$586.9	$449.2	$751.4

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended July 31, 2012 and the nine months ended July 31, 2012, we repurchased no shares of Class A Common Stock. During the three months ended July 31, 2012, we repurchased no shares of Class B Common Stock. During the nine months ended July 31, 2012, we repurchased 1,000 shares of Class B Common Stock (see Item 2 to this Form 10-Q for additional information regarding these repurchases). As of July 31, 2012, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock under this program, which were all purchased in prior years except for the 1,000 shares discussed above. The total cost of the shares repurchased from November 1, 2010 through July 31, 2012 was approximately $15.1 million

VARIABLE INTEREST ENTITIES

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

As of July 31, 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of July 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $11.4 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

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

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of July 31, 2012, the FASB has issued ASU’s 2009-01 through 2012-02. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations or cash flows, other than the related disclosures.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We will consider the applicability of the new guidance beginning November 1, 2012, and any adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2011 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As discussed in Note 19 to the consolidated financial statements in Item 1 of Part I of this Form 10-Q, management has identified deficiencies in our internal controls over financial reporting as part of our internal audit process. This process revealed accounting errors that went undetected for several prior periods within the Brazil business unit of our Rigid Industrial Packaging & Services business segment. Although these errors in internal controls did not result in a material misstatement in any individual prior period, the aggregate amount of the prior period errors of $18.4 million would have been material to our current year consolidated statement of operations. The Company therefore concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight of our Brazil business unit. As a result, management has corrected the identified errors in prior periods by restating the consolidated financial statements and other financial information included herein and has taken action to strengthen internal controls. Actions are being implemented to remediate the material weakness identified in our internal controls over financial reporting within the Brazil business unit, and the Company will be testing the remediation during the fourth quarter to verify that controls are designed and operating effectively. Periods not presented herein will be restated, as applicable, as they are included in future filings.

Except as noted in the preceding paragraph, there has been no change in our internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

•

Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•

Management has concluded that, because of the material weakness in our internal controls over financial reporting within the Brazil business unit of our Rigid Industrial Packaging & Services business segment discussed above, our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2011 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728
February 2012	—		—	816,728
March 2012	—		—	816,728
April 2012	—		—	815,728
May 2012	—		—	815,728
June 2012	—		—	815,728
July 2012	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2011	—		—	816,728
December 2011	—		—	816,728
January 2012	—		—	816,728
February 2012	—		—	816,728
March 2012	—		—	816,728
April 2012	1,000	$57.17	1,000	815,728
May 2012	—		—	815,728
June 2012	—		—	815,728
July 2012	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2012, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended July 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: September 7, 2012	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory)