Form 10-K
period 2012-10-31
GREIF INC
filed 2012-12-26
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Non-voting common equity (Class A Common Stock) - 1,299,196,848

Voting common equity (Class B Common Stock) – 302,381,135

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 14, 2012, was as follows:

Class A Common Stock – 25,338,098

Class B Common Stock – 22,119,966

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 25, 2013 (the “2013 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2013 Proxy Statement will be filed within 120 days of October 31, 2012.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and subsidiaries (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

(a) General Development of Business

We are a leading global producer of industrial packaging products and services with manufacturing facilities located in over 50 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We are also a leading global producer of flexible intermediate bulk containers and a North American producer of industrial and consumer shipping sacks and multiwall bag products. We also produce containerboard and corrugated products for niche markets in North America. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. We also own timberland in Canada that we do not actively manage. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

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

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2012, 2011 or 2010, or to any quarter of those years, relate to the fiscal year ended in that year.

As used in this Form 10-K, the terms “Greif,” “the Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management. Information related to each of these segments is included in Note 17 to the Notes to Consolidated Financial Statements included in Item  8 of this Form 10-K.

(c) Narrative Description of Business

Products and Services

In the Rigid Industrial Packaging & Services segment, we are a leading global producer of rigid industrial packaging products, including steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We sell our industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Flexible Products & Services segment, we are a leading global producer of flexible intermediate bulk containers and a North American producer of industrial and consumer shipping sacks and multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2012, we owned approximately 270,100 acres of timber property in the southeastern United States and approximately 11,860 acres of timber property in Canada.

Customers

Due to the variety of our products, we have many customers buying different types of our products and due to the scope of our sales, no one customer is considered principal in our total operations.

Backlog

We supply a cross-section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral products, and must make spot deliveries on a day-to-day basis as our products are required by our customers. We do not operate on a backlog to any significant extent and maintain only limited levels of finished goods. Many customers place their orders weekly for delivery during the week.

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

In both the rigid industrial packaging industry and flexible packaging industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe have significantly improved our cost competitiveness.

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

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2012.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2013.

Refer also to Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2012, 2011 and 2010, and our reserves for environmental liabilities as of October 31, 2012.

Raw Materials

Steel, resin and containerboard, as well as used industrial packaging for reconditioning, are the principal raw materials for the Rigid Industrial Packaging & Services segment, resin is the primary raw material for the Flexible Products & Services segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper Packaging segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.

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

Employees

As of October 31, 2012, we had approximately 13,560 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

(d) Financial Information about Geographic Areas

Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific region. Information related to our geographic areas of operation is included in Note 17 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Refer to Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K.

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

The Current and Future Challenging Global Economy may Adversely Affect Our Business.

The current economic downturn and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate makes it difficult for us to predict the complete impact of this downturn on our business and results of operations. Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

In addition, the lenders under our senior secured credit agreement and other borrowing facilities described in Item 7 of this Form 10-K under “Liquidity and Capital Resources—Borrowing Arrangements “ and the counterparties with whom we maintain interest rate swap agreements, currency forward contracts and derivatives and other hedge agreements may be unable to perform their lending or payment obligations in whole or in part, or may cease operations or seek bankruptcy protection, which would negatively affect our cash flows and our results of operations.

Historically, Our Business has been Sensitive to Changes in General Economic or Business Conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral products, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate, including the current economic downturn, could have a material adverse effect on our business, results of operations or financial condition.

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

We are subject to various other risks associated with operating in international countries, such as the following:

•	political, social and economic instability which has commonly been associated with developing countries but presently is also impacting several industrialized countries;

•	war, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on income remittances and other payments by international subsidiaries;

•	hyperinflation in certain countries and the current threat of global deflation; and

•	impositions or increase of investment and other restrictions or requirements by non-United States governments.

The Continuing Consolidation of Our Customer Base and Suppliers may Intensify Pricing Pressure.

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

Our Business is Sensitive to Changes in Industry Demands.

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States, European and other international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands like the current economic downturn, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our financial performance.

Raw Material and Energy Price Fluctuations and Shortages may Adversely Impact Our Manufacturing Operations and Costs.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

We may Encounter Difficulties Arising from Acquisitions.

We have in recent years invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the projected synergies are not realized. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition and investment strategies. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our results of operations, financial condition or prospects.

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

Tax Legislation Initiatives or Challenges to Our Tax Positions May Adversely Impact Our Results or Condition.

We are a large multinational corporation with operations in the United States and international jurisdictions. As such, we are subject to the tax laws and regulations of the U.S. federal, state and local governments and of many international jurisdictions. Due to widely varying tax rates in the taxing jurisdictions applicable to our business, a change in income generation to higher taxing jurisdictions or away from lower taxing jurisdictions may have an adverse effect on our financial condition and results of operations.

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

Several Operations are Conducted by Joint Ventures that we cannot Operate Solely for Our Benefit.

Several operations, particularly in emerging markets, are conducted through joint ventures, such as a significant joint venture in our Flexible Products & Services segment. In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to the joint venture relating to our Flexible Products & Services segment, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Business Acquisitions.

Our Ability to Attract, Develop and Retain Talented Employees, Managers and Executives is Critical to Our Success.

Our ability to attract, develop and retain talented employees, including executives and other key managers, is important to our business. The loss of certain key officers and employees, or the failure to attract and develop talented new executives and managers, could have a materially adverse effect on our business. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

We carry comprehensive liability, fire and extended coverage insurance on most of our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, wind storm, flood, earthquake or other natural disasters, that may be uninsurable or subject to restrictive policy conditions. In these instances, should a loss occur in excess of insured limits, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, financial condition and results of operations.

We purchase insurance policies covering general liability and product liability with substantial policy limits. However, there can be no assurance that any liability claim would be adequately covered by our applicable insurance policies or it would not be excluded from coverage based on the terms and conditions of the policy. This could also apply to any applicable contractual indemnity.

We also purchase environmental liability policies where legally required and may elect to purchase coverage in other circumstances in order to transfer all or a portion of environmental liability risk through insurance. However, there can be no assurance that any environmental liability claim would be adequately covered by our applicable insurance policies or that it would not be excluded from coverage based on the terms and conditions of the policy.

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

Our information technology systems exist on platforms in more than 50 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business operations and financial performance. In order to reduce this complexity, we have initiated a standard information technology platform project to transition from many of the former systems to a single system. Given its scope, this project will take several years to complete and will require significant human and financial resources. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that there will not exist other difficulties and inefficiencies in our systems.

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

Legislation/Regulation Related to Climate Change and Environmental and Health and Safety Matters and Corporate Social Responsibility Could Negatively Impact our Operations and Financial Performance.

We must comply with extensive laws, rules and regulations in the United States and in each of the countries we engage in business regarding environmental matters, such as air, soil and water quality, waste disposal and climate change. We must also comply with extensive laws, rules and regulations regarding safety, health and corporate responsibility matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures. For example, the passage of the Health Care Reform Act in 2010 could significantly increase the cost of the health care benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our operations and financial performance.

We believe it is also likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further regulations that could affect our operations and financial performance.

As an update to legislation and regulatory activity that impacts or could impact our business:

•	The U.S. EPA issued a finding in 2009 that greenhouse gases contribute to air pollution that endangers public health and welfare. The endangerment finding and EPA’s determination that greenhouse gases are subject to regulation under the Clean Air Act, will lead to widespread regulation of stationary sources of greenhouse gas emissions.

•	Congress may continue to consider legislation on greenhouse gas emissions, which may include a cap and trade system for stationary sources and a carbon fee on transportation fuels.

•	In 2010, the Canadian government added bisphenol A (BPA), a chemical monomer used primarily in the production of plastic and epoxy resins, to the list of toxic substances in Schedule 1 of the Canadian Environmental Protection Act, 1999. Such designation may lead to additional regulation of the use of BPA in food contact applications.

•	In 2012, the SEC, as directed by Section 1502 of The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted new annual disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries. These new requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of our products. It is also likely that we will incur costs associated with complying with the new supply chain due diligence procedures required by the SEC. In addition, because our supply chain is complex, we may face reputation challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

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

Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.

We produce products and provide services related to other parties’ products. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. We and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time that could adversely affect our operations and financial performance.

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

The Frequency and Volume of Our Timber and Timberland Sales will Impact Our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 47,750 acres of special use properties in the United States and Canada as of October 31, 2012. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial performance. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

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

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES

Algeria	Steel drums	1	—

Argentina	Steel and plastic drums, water bottles, distribution centers and administrative office	2	1

Australia	Closures	—	2

Austria	Steel drums, reconditioned containers and services and administrative office	—	1

Belgium	Steel and plastic drums, reconditioned containers and services, administrative office and coordination center (shared services)	3	1

Brazil	Steel and plastic drums, water bottles, closures, intermediate bulk containers, warehouse and general office	5	11

Canada	Fibre, steel and plastic drums and blending and packaging services	3	2

Chile	Steel drums, water bottles and distribution centers	1	1

China	Steel drums, closures, blending and packaging services and general offices	—	10

Costa Rica	Steel drums	—	1

Colombia	Steel and plastic drums, water bottles and administrative office	1	1

Czech Republic	Steel drums	1	—

Denmark	Fibre drums, intermediate bulk containers and administrative office	0	1

Egypt	Steel drums	1	—

France	Steel and plastic drums, closures, reconditioned containers and services and distribution centers	5	3

Germany	Fibre, steel and plastic drums, closures, intermediate bulk containers, reconditioned containers and services, administrative office and distribution centers	5	4

Greece	Steel drums and warehouse	1	1

Guatemala	Steel drums	1	—

Hungary	Steel drums	1	—

Israel	Fibre, steel and plastic drums and intermediate bulk containers	—	1

Italy	Steel and plastic drums, closures, water bottles, intermediate bulk containers and distribution center	1	4

Jamaica	Distribution center	—	1

Kazakhstan	Distribution center	—	1

Kenya	Steel and plastic drums	—	1

Malaysia	Steel and plastic drums	—	1

Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	2

Morocco	Steel and plastic drums and plastic bottles	1	—

Netherlands	Fibre, steel and plastic drums, closures, reconditioned containers and services, research center and general offices	4	1

Nigeria	Steel and plastic drums	—	3

Norway	Steel drums and reconditioned containers and services	—	1

Philippines	Steel drums and water bottles	—	1

Poland	Steel drums and water bottles	1	1

Portugal	Steel drums	1	—

Russia	Steel drums, water bottles and intermediate bulk containers	7	1

Saudi Arabia	Steel drums	—	1

Singapore	Steel drums, steel parts and distribution center	—	1

South Africa	Steel and plastic drums and distribution center	—	4

Spain	Steel drums and distribution center	3	1

Sweden	Fibre and steel drums and distribution centers	3	1

Taiwan	Steel drums, distribution center and administrative office	—	1

Turkey	Steel drums and water bottles	1	—

Ukraine	Distribution center and water bottles	—	1

United Arab Emirates	Steel drums	—	1

United Kingdom	Steel and plastic drums, water bottles, reconditioned containers and services and distribution centers	3	1

United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, water bottles, distribution centers and blending and packaging services	22	19

Venezuela	Steel and plastic drums and water bottles	2	—

Vietnam	Steel drums	—	1

Location	Products or Use	Owned	Leased
FLEXIBLE PRODUCTS & SERVICES:

Australia	Distribution center and administrative office	—	6

Belgium	Manufacturing plant	—	1

China	Manufacturing plant, administrative office, and sales office	1	1

Finland	Manufacturing plants	1	1

France	Manufacturing plants and distribution centers	1	2

Germany	Distribution center and administrative office	—	4

India	Distribution center and administrative office	—	2

Ireland	Distribution center	—	1

Mexico	Manufacturing plant	—	1

Netherlands	Manufacturing plants, distribution center and administrative office	—	2

Pakistan	Manufacturing plants and administrative office	—	6

Portugal	Manufacturing plants	—	2

Romania	Manufacturing plants	—	2

Saudi Arabia	Manufacturing plant and administrative office	—	2

Sweden	Distribution center	—	1

Turkey	Manufacturing plants	—	3

Ukraine	Manufacturing plants	1	1

United Kingdom	Manufacturing plant and distribution center	—	1

United States	Distribution centers	—	4

Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased

PAPER PACKAGING:

United States	Corrugated sheets, containers and other products, containerboard, multiwall bags, investment property and distribution centers	17	3

LAND MANAGEMENT:

United States	General offices	4	1

CORPORATE:

Luxembourg	General office	—	1

United States	Principal and general offices	2	—

We also own a substantial amount of timber properties. As of October 31, 2012, our timber properties consisted of approximately 270,100 acres in the southeastern United States and approximately 11,860 acres in Canada.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

2012 Dividends per Share – Class A $1.68; Class B $2.51

2011 Dividends per Share – Class A $1.68; Class B $2.51

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

The following tables set forth our purchases of our shares of Class A and Class B Common Stock during 2012.

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
November 2011	—	—	—	816,728
Decebmer 2011	—	—	—	816,728
January 2012	—	—	—	816,728
February 2012	—	—	—	816,728
March 2012	—	—	—	816,728
April 2012	—	—	—	815,728
May 2012	—	—	—	815,728
June 2012	—	—	—	815,728
July 2012	—	—	—	815,728
August 2012	—	—	—	815,728
September 2012	—	—	—	815,728
October 2012	—	—	—	815,728

Total	—		—

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased under the Plans or Programs (1)
November 2011	—	—	—	816,728
Decebmer 2011	—	—	—	816,728
January 2012	—	—	—	816,728
February 2012	—	—	—	816,728
March 2012	—	—	—	816,728
April 2012	1,000	$57.17	1,000	815,728
May 2012	—	—	—	815,728
June 2012	—	—	—	815,728
July 2012	—	—	—	815,728
August 2012	—	—	—	815,728
September 2012	—	—	—	815,728
October 2012	—	—	—	815,728

Total	1,000		1,000

(1)

Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A or Class B Common Stock, or any combination thereof. As of October 31, 2012, the maximum number of shares that could be purchased was 815,728 which may be any combination of Class A or Class B Common Stock.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2007 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2013 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

In the fourth quarter 2012, the Company completed its review of accounting errors that occurred over a number of years with respect to the Latin America region of the Rigid Industrial & Packaging segment. In addition, the Company corrected several prior period errors related to deferred tax assets, tax reserves and withholding taxes. The Company also corrected prior period errors related to the financing structures of two of the Company’s joint ventures formed in 2010 and 2011. The impact of these errors was not material to the Company in any prior year. However, the cumulative effect of the correction of these prior period errors would have been material to the current year’s consolidated financial statement of operations. Therefore, these errors were corrected by restating the relevant prior periods. The five-year selected financial data, as restated, is as follows (Dollars in millions, except per share amounts):

As of and for the years ended October 31,	2012	2011	2010	2009	2008
Net sales	$4,269.5	$4,248.2	$3,461.8	$2,789.5	$3,790.5

Net income attributable to Greif, Inc.	$126.1	$177.5	$202.8	$105.3	$238.6

Total assets	$3,856.9	$4,188.8	$3,481.5	$2,813.4	$2,786.3

Long-term debt, including current portion of long-term debt	$1,200.3	$1,383.9	$965.6	$738.6	$673.2

Basic earnings per share:

Class A Common Stock	$2.17	$3.05	$3.48	$1.82	$4.11
Class B Common Stock	$3.24	$4.56	$5.21	$2.72	$6.15

Diluted earnings per share:

Class A Common Stock	$2.17	$3.04	$3.46	$1.82	$4.06
Class B Common Stock	$3.24	$4.56	$5.21	$2.72	$6.15

Dividends per share:

Class A Common Stock	$1.68	$1.68	$1.60	$1.52	$1.32
Class B Common Stock	$2.51	$2.51	$2.39	$2.27	$1.97

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

The terms “Greif,” “the Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2012, 2011 or 2010 or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of October 31, 2012 and 2011, and for the consolidated statements of operations for the years ended 2012, 2011 and 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-K. This information will assist in your understanding of the discussion of our current period financial results.

As noted in Item 6 to this Form 10-K, the Company has corrected certain prior period errors by restating the relevant prior periods during the fourth quarter 2012. Prior period balances included in this Item are presented as restated.

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

We are a leading global producer of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, recycling of industrial containers, blending, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products and services to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

We are a leading global producer of flexible intermediate bulk containers and related services and a North American producer of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

As of October 31, 2012, we owned approximately 270,100 acres of timber properties in the southeastern United States, which are actively managed, and approximately 11,860 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment either annually or when events and circumstances indicate an impairment may have occurred. Our reporting units contain goodwill and indefinite-lived intangibles that are assessed for impairment. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. Intangible assets with finite lives, primarily customer relationships, patents, non-competition agreements and trademarks, continue to be amortized over their useful lives. In conducting the annual impairment tests, the estimated fair value of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.

Our determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on our weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.

We performed our annual impairment tests in fiscal 2012, 2011, and 2010, which resulted in no impairment charges.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is primarily provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 270,100 acres as of October 31, 2012, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 11,860 acres as of October 31, 2012, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

As of October 31, 2012, 2011 and 2010, we recorded capitalized interest costs of $2.7 million, $3.8 million and $5.3 million, respectively.

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

We have been providing a valuation allowance against deferred tax assets as required under ASC 740. During 2012, this valuation allowance increased by $11.6 million, primarily due to an increase related to net operating loss carryforwards outside the U.S. We reevaluate our ability to use net operating losses on an annual basis.

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

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. During 2012 we decreased tax liabilities primarily due to a prior year issue in a non-U.S. jurisdiction where a settlement was made with the tax authorities. Refer to Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2012 based on lapses of the applicable statutes of limitation on unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $28.0 million. Actual results may differ from this estimated range.

Pension and Postretirement Benefits. Pension and postretirement assumptions are significant inputs to the actuarial models that measure pension and postretirement benefit obligations and related effects on operations. Two assumptions – discount rate and expected return on assets – are important elements of plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country-specific basis. At least annually, we evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover, and update them to reflect our experience and expectations for the future. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

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

Our discount rates for consolidated pension plans at October 31, 2012, 2011 and 2010 were 3.92%, 4.94 % and 5.20%, respectively, reflecting market interest rates.

To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns, and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans earned 11.92% in 2012. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.70% long-term expected return on those assets for cost recognition in 2013. This is a reduction from the 6.46%, 7.20% and 7.50% long-term affected return we had assumed in 2012, 2011 and 2010, respectively.

Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•	Discount rate – A 25 basis point increase in discount rate would decrease pension and postretirement cost in the following year by $1.3 million and would decrease the pension and postretirement benefit obligation at year-end by about $12.8 million.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension and postretirement cost in the following year by $1.4 million.

Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Environmental Cleanup Costs. We expense environmental expenditures related to existing conditions caused by past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property, or mitigate or prevent future environmental contamination, are capitalized. Reserves for large environmental exposures are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. Reserves for less significant environmental exposures are principally based on management estimates.

Environmental expenses were $1.3 million, $0.1 million, and $0.2 million in 2012, 2011, and 2010, respectively. Environmental cash expenditures were $2.4 million, $1.3 million, and $1.7 million in 2012, 2011 and 2010, respectively. Our reserves for environmental liabilities as of October 31, 2012 amounted to $27.5 million, which included a reserve of $13.9 million related to our blending facility in Chicago, Illinois, $7.4 million related to various European drum facilities acquired from Blagden and Van Leer, $4.2 million related to various container life cycle management and recycling facilities acquired in 2011 and 2010, and $2.0 million related to various other facilities around the world. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material. As of October 31, 2012 we estimated that our payments for environmental remediation will be $8.6 million in 2013, $3.8 million in 2014, $2.1 million in 2015, $3.8 million in 2016, $2.1 million in 2017, and $7.1 million thereafter.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated as of October 31, 2012. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the chance of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

Equity Earnings of Unconsolidated Affiliates, net of tax and Noncontrolling Interests. Equity earnings represent investments in affiliates in which we do not exercise control and have a 20 percent or more voting interest. Such investments in affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings.

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

The non-GAAP financial measures of operating profit before special items and EBITDA are used throughout the following discussion of our results of operations. EBITDA is defined as net income plus interest expense, net plus income tax expense less equity earnings of unconsolidated affiliates, net of tax plus depreciation, depletion and amortization. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. In our Rigid Industrial Packaging & Services segment, operating profit before special items adds back restructuring charges, restructuring-related inventory charges, acquisition-related costs and non-cash asset impairment charges to that segment’s operating profit. In our Flexible Products & Services segment, operating profit before special items adds back restructuring charges, acquisition-related costs and non-cash asset impairment charges to that segment’s operating profit. In our Paper Packaging segment, operating profit before special items adds back restructuring charges to that segment’s operating profit. We use the above-identified non-GAAP financial measures to evaluate our ongoing operations and believe the non-GAAP financial measures are useful to enable investors to perform meaningful comparisons of current and historical performance. We also believe that these non-GAAP financial measures provide a better indication of operational performance and a more stable platform on which to compare the historical performance of us than the most nearly equivalent GAAP data.

The following table sets forth the net sales, operating profit and operating profit before special items for each of our business segments for 2012, 2011 and 2010 (Dollars in millions):

For the year ended October 31,	2012	2011	2010
Net sales
Rigid Industrial Packaging & Services	$3,075.6	$3,014.3	$2,588.2
Flexible Products & Services	453.3	538.0	233.1
Paper Packaging	713.8	675.0	624.1
Land Management	26.8	20.9	16.4

Total net sales	$4,269.5	$4,248.2	$3,461.8

Operating profit (loss):
Rigid Industrial Packaging & Services	$186.7	$219.9	$257.8
Flexible Products & Services	(1.0)	16.9	(1.3)
Paper Packaging	83.5	74.9	55.5
Land Management	15.3	19.0	9.0

Total operating profit	284.5	330.7	321.0

Restructuring charges:
Rigid Industrial Packaging & Services	22.0	24.1	21.0
Flexible Products & Services	11.4	6.9	0.6
Paper Packaging	—	(0.5)	5.1

Total restructuring charges	33.4	30.5	26.7

Restructuring-related inventory charges:
Rigid Industrial Packaging & Services	—	—	0.1

Total restructuring-related inventory charges	—	—	0.1

Acquisition-related costs:
Rigid Industrial Packaging & Services	7.3	9.9	7.6
Flexible Products & Services	0.9	14.5	19.5

Total acquisition-related costs	8.2	24.4	27.1

Non-cash asset impairment charges:
Rigid Industrial Packaging & Services	—	1.5	—
Flexible Products & Services	—	3.0	—

Total non-cash asset impairment charges	—	4.5	—

Operating profit before special items:
Rigid Industrial Packaging & Services	216.0	255.4	286.5
Flexible Products & Services	11.3	41.3	18.8
Paper Packaging	83.5	74.4	60.6
Land Management	15.3	19.0	9.0

Total operating profit before special items	$326.1	$390.1	$374.9

The following table sets forth EBITDA for our consolidated results for 2012, 2011 and 2010 (Dollars in millions):

For the year ended October 31,	2012	2011	2010
Net income	$131.6	$180.4	$208.5
Plus: interest expense, net	89.9	76.0	65.5
Plus: income tax expense	56.8	65.0	43.5
Plus: depreciation, depletion and amortization expense	154.7	144.2	116.0
Less: equity earnings of unconsolidated affiliates, net of tax	1.3	4.8	3.6

EBITDA	$431.7	$460.8	$429.9

Net income	$131.6	$180.4	$208.5
Plus: interest expense, net	89.9	76.0	65.5
Plus: income tax expense	56.8	65.0	43.5
Plus: other expense, net	7.5	14.1	7.1
Less: equity earnings of unconsolidated affiliates, net of tax	1.3	4.8	3.6

Operating profit	284.5	330.7	321.0
Less: other expense, net	7.5	14.1	7.1
Plus: depreciation, depletion and amortization expense	154.7	144.2	116.0

EBITDA	$431.7	$460.8	$429.9

The following table sets forth EBITDA for each of our business segments for 2012, 2011 and 2010 (Dollars in millions):

For the year ended October 31,	2012	2011	2010
Rigid Industrial Packaging & Services
Operating profit	$186.7	$219.9	$257.8
Less: other expense (income), net	10.7	12.3	5.1
Plus: depreciation and amortization expense	105.1	93.0	79.1

EBITDA	$281.1	$300.6	$331.8

Flexible Products & Services
Operating profit (loss)	$(1.0)	$16.9	$(1.3)
Less: other expense (income), net	(3.2)	1.4	1.2
Plus: depreciation and amortization expense	14.7	16.6	4.9

EBITDA	$16.9	$32.1	$2.4

Paper Packaging
Operating profit	$83.5	$74.9	$55.5
Less: other expense (income), net	—	0.4	0.1
Plus: depreciation and amortization expense	31.6	31.6	29.2

EBITDA	$115.1	$106.1	$84.6

Land Management
Operating profit	$15.3	$19.0	$9.0
Less: other expense (income), net	—	—	0.7
Plus: depreciation, depletion and amortization expense	3.3	3.0	2.8

EBITDA	18.6	22.0	11.1
Consolidated EBITDA	$431.7	$460.8	$429.9

Year 2012 Compared to Year 2011

Net Sales

Net sales were $4,269.5 million for 2012 compared with $4,248.2 million for 2011. The $21.3 million increase in 2012 compared 2011 was attributable to Rigid Industrial Packaging & Services ($61.3 million increase), Paper Packaging ($38.8 million increase), Land Management ($5.9 million increase) and Flexible Products & Services ($84.7 million decrease).

The 1 percent increase in net sales for 2012 compared with 2011 was primarily due to higher prices. Sales volumes, including acquisitions, increased 3 percent for 2012 compared to 2011, but were offset by a negative 3 percent impact of foreign currency translation. Overall, volumes on a same structure basis for 2012 decreased 2 percent compared with the prior year. This decrease was principally due to market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, partially offset by stronger volumes in the Paper Packaging segment, compared with the prior year.

Operating Costs

Gross profit decreased to $779.7 million for 2012 from $798.4 million for 2011. Gross profit margin was 18.3 percent for 2012 versus 18.8 percent for 2011. The decline in gross profit margin was principally due to market pressure and higher conversion costs in the Rigid Industrial Packaging & Services segment and higher conversion costs and sales mix in the Flexible Products & Services segment, partially offset by lower costs for old corrugated containers in the Paper Packaging segment.

Selling, general and administrative (“SG&A”) expenses were $469.4 million, or 11.0 percent of net sales, in 2012 compared with $453.3 million, or 10.7 percent of net sales, in 2011. The dollar increase in SG&A expenses was primarily due to the inclusion of SG&A expenses for acquired companies, higher pension, medical and other employee benefit and incentive costs and higher professional fees, partially offset by the positive impact of foreign currency translation and lower acquisition-related costs. Acquisition-related costs of $8.2 million and $24.4 million were included in SG&A expenses for 2012 and 2011, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.

Restructuring Charges

Restructuring charges were $33.4 million and $30.5 million for 2012 and 2011, respectively. Restructuring charges for 2012 consisted of $13.4 million in employee separation costs, $10.2 million in asset impairments and $9.8 million in other costs primarily consisting of lease termination costs and professional fees. These charges were related to the consolidation of operations in the Flexible Products & Services segment and the ongoing implementation of the Greif Business System and the rationalization of operations in Rigid Industrial Packaging & Services. Restructuring charges for 2011 consisted of $13.3 million in employee separation costs, $4.5 million in asset impairments and $12.7 million in other costs primarily consisting of lease termination costs, professional fees, relocation costs and other costs. The focus for restructuring activities during 2011 was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments.

Acquisition-Related Costs

Acquisition-related costs were $8.2 million and $24.4 million for the 2012 and 2011, respectively. For 2012, these costs included $4.2 million of acquisition-related costs and $4.0 million of post-acquisition integration costs attributable to acquisitions completed during 2011. For 2011, these costs included $8.5 million of acquisition-related costs and $15.9 million of post-acquisition integration costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Operating Profit

Operating profit was $284.5 million and $330.7 million in 2012 and 2011, respectively. The $46.2 million decrease was primarily due to lower results in Rigid Industrial Packaging & Services ($33.2 million), Flexible Products & Services ($17.9 million) and Land Management ($3.7 million) partially offset by higher results in Paper Packaging ($8.6 million), compared with 2011.

EBITDA

EBITDA was $431.7 million and $460.8 million for 2012 and 2011, respectively. The decrease was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $154.7 million for 2012 compared with $144.2 million for 2011.

Trends

Overall market conditions improved modestly on a sequential basis during 2012, but at a rate below previous expectations for 2012. Continued weakness in Europe and slower than anticipated market recovery in the North America, Latin America and Asia Pacific regions impacted the Rigid Industrial Packaging & Services and Flexible Products & Services segments. A slower pace of economic recovery in all regions compared with expectations earlier in the year will continue to impact the Rigid Industrial Packaging & Services and Flexible Products & Services segments in the first quarter of 2013. The Paper Packaging segment is anticipated to achieve solid first quarter of 2013 performance based on expected strong volumes and existing containerboard prices. Positive contributions are anticipated from contingency actions, acquisition integration and ongoing Greif Business System initiatives implemented during 2012, which we believe will provide additional benefits to the 2013 results.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, recycling of industrial containers, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard and used industrial packaging for reconditioning;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales were $3,075.6 million for 2012 compared with $3,014.3 million for 2011. The 2 percent increase in net sales for 2012 compared with 2011 was primarily due to a 2 percent increase in sales prices and a 4 percent increase in sales volumes, partially offset by a 4 percent negative impact of foreign currency translation.

Gross profit was $545.8 million and $558.0 million for 2012 and 2011, respectively. Gross profit margin decreased to 17.7 percent from 18.5 percent for 2012 and 2011, respectively. This reduction was primarily due to market pressure and higher conversion costs.

Operating profit was $186.7 million and $219.9 million for 2012 and 2011, respectively. Operating profit before special items decreased to $216.0 million for 2012 from $255.4 million for 2011. The $39.4 million decrease was primarily due to higher conversion costs.

EBITDA was $281.1 million and $300.6 million for 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $105.1 million for 2012 compared with $93.0 million for 2011.

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

Net sales were $453.3 million for 2012 compared with $538.0 million for 2011. The 16 percent decrease in net sales for 2012 compared with 2011 was primarily due to a 9 percent decrease in sales volumes due to market conditions, especially in Europe, and restructuring activities, partially offset by higher volumes for multiwall bags in the United States. For 2012, there was also a 1 percent decrease in prices and a negative 5 percent impact of foreign currency translation compared with 2011.

Gross profit was $86.2 million for 2012 versus $115.0 million for 2011. Gross profit margin was 19.0 percent and 21.4 percent for 2012 and 2011, respectively. The decrease in gross profit margin was primarily due to lower sales volumes coupled with higher costs associated with ongoing consolidation of operations and product mix.

There was an operating loss of $1.0 million for 2012 compared with an operating profit of $16.9 million for 2011. The negative impact of lower volumes, higher production costs, and startup costs principally related to the fabric hub in Saudi Arabia was partially offset by lower acquisition-related costs. Operating profit before special items decreased to $11.3 million for 2012 from $41.3 million for 2011.

EBITDA was $16.9 million and $32.1 million for 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $14.7 million for 2012 compared with $16.6 million for 2011.

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

Net sales were $713.8 million for 2012 compared with $675.0 million for 2011. The 6 percent increase in net sales for 2012 compared with 2011 was primarily due to a 7 percent increase in sales volumes, partially offset by 1 percent lower selling prices that resulted primarily from product mix.

Gross profit was $135.8 million for 2012 compared with $115.8 million for 2011. Gross profit margin increased to 19.0 percent from 17.2 percent for 2012 and 2011, respectively. This increase was primarily due to higher volumes and lower costs for old corrugated containers.

Operating profit was $83.5 million and $74.9 million for 2012 and 2011, respectively. Operating profit before special items increased to $83.5 million for 2012 from $74.4 million for 2011. The $9.1 million increase was primarily due to higher volumes and gross profit margin improvement principally due to lower raw material costs.

EBITDA was $115.1 million and $106.1 million for 2012 and 2011, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $31.6 million for 2012 and 2011.

Land Management

As of October 31, 2012, our Land Management segment consisted of approximately 270,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 11,860 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $26.8 million and $20.9 million for 2012 and 2011, respectively. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions and the age distribution of timber stands.

Operating profit and operating profit before the impact of special items were $15.3 million and $19.0 in 2012 and 2011, respectively. During 2011, a purchase price adjustment related to the expropriation of surplus property from a prior period resulted in a $2.5 million gain.

EBITDA was $18.6 million and $22.0 million for 2012 and 2011, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $3.3 million for 2012 compared with $3.0 million for 2011.

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

As of October 31, 2012, we estimated that there were approximately 45,747 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Year 2011 Compared to Year 2010

Net Sales

Net sales were $4,248.2 million for 2011 compared with $3,461.8 million for 2010. The $786.4 million increase in 2011 compared 2010 was due to Rigid Industrial Packaging & Services ($426.1 million increase), Paper Packaging ($50.9 million increase), Land Management ($4.5 million increase) and Flexible Products & Services ($304.9 million increase).

The 23 percent increase in net sales for 2011 compared with 2010 was primarily due higher sales volumes and prices. Sales volumes, including acquisitions, increased 13 percent for 2011 compared to 2010, including a positive 3 percent impact of foreign currency translation. Overall, sales volumes on a same structure basis for 2011 increased 2 percent compared with the prior year. This increase was principally due to same structure growth in all segments.

Operating Costs

Gross profit increased to $798.4 million for 2011 from $701.4 million for 2010. Gross profit margin was 18.8 percent for 2011 versus 20.3 percent for 2010. The decline in gross profit margin was principally due to sales mix and higher conversion costs in the Rigid Industrial Packaging & Services segment and higher costs of old corrugated containers in the Paper Packaging segment.

SG&A expenses were $453.3 million, or 10.7 percent of net sales, in 2011 compared with $365.1 million, or 10.5 percent of net sales, in 2010. The increase in SG&A expenses was primarily due to the inclusion of SG&A expenses for acquired companies, the negative impact of foreign currency translation, higher professional fees, and non-cash asset impairment charges, partially offset by a reduction in performance based incentive accruals. Acquisition-related costs of $24.4 million and $27.1 million were included in SG&A expenses for 2011 and 2010, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.

Restructuring Charges

Restructuring charges were $30.5 million and $26.7 million for 2011 and 2010, respectively. Restructuring charges for 2011 consisted of $13.3 million in employee separation costs, $4.5 million in asset impairments and $12.7 million in other costs primarily consisting of lease termination costs, professional fees, relocation costs and other costs. The focus for restructuring activities during 2011 was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. Restructuring charges for 2010 consisted of $13.7 million in employee separation costs, $2.9 million in asset impairments, $2.4 million in professional fees and $7.7 million in other restructuring charges. The focus for restructuring activities during 2010 was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. In addition, we recorded $0.1 million of restructuring-related inventory charges as a cost of products sold in our Rigid Industrial Packaging & Services segment.

Acquisition-Related Costs

Acquisition-related costs were $24.4 million and $27.1 million for the 2011 and 2010, respectively. For 2011, these costs included $8.5 million of acquisition-related costs and $15.9 million of post-acquisition integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations. For 2010, these costs included $19.0 million of acquisition-related costs and $8.1 million of post-acquisition integration costs.

Operating Profit

Operating profit was $330.7 million and $321.0 million in 2011 and 2010, respectively. The $9.7 million increase was primarily due to higher results in Flexible Products & Services ($18.2 million), Paper Packaging ($19.4 million) and Land Management ($10.0 million), partially offset by lower results in Rigid Industrial Packaging & Services ($37.9 million) compared with 2010.

EBITDA

EBITDA was $460.8 million and $429.9 million for 2011 and 2010, respectively. The increase was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $144.2 million for 2011 compared with $116.0 million for 2010.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, recycling of industrial containers, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales were $3,014.3 million for 2011 compared with $2,588.2 million for 2010. The 16 percent increase in net sales for 2011 compared with 2010 was primarily due to higher sales volumes and prices. Sales volumes, including acquisitions, increased 6 percent for 2011 compared to 2010, which included a 4 percent increase from acquisitions and a 2 percent increase in same-structure volumes.

Gross profit was $558.0 million and $540.0 million for 2011 and 2010, respectively. Gross profit margin declined to 18.5 percent for 2011 from 20.9 percent for 2010. The reduction from was primarily due to sales mix and increased market pressure on margins and volumes.

Operating profit was $219.9 million and $257.8 million for 2011 and 2010, respectively. Operating profit before special items decreased to $255.4 million for 2011 from $286.5 million for 2010. The $31.1 million decrease was primarily due to the lower gross profit margin and higher depreciation and amortization in this segment.

EBITDA was $300.6 million and $331.8 million for 2011 and 2010, respectively. This decrease was due to lower gross profit margin and an increase in restructuring and acquisition-related costs. Depreciation, depletion and amortization expense was $93.0 million for 2011 compared with $79.1 million for 2010.

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

Net sales were $538.0 million for 2011 compared with $233.1 million for 2010. The $304.9 million increase was primarily due to same-structure growth and sales attributable to flexible intermediate bulk contained companies acquired in 2010.

Gross profit was $115.0 million and $49.2 million for 2011 and 2010, respectively. Gross profit margin increased to 21.4 percent for 2011 from 21.1 percent for 2010. The change in gross profit margin was primarily due to operating efficiencies attributable to the Greif Business System.

There was an operating profit of $16.9 million for 2011 compared with an operating loss of $1.3 million for 2010. The increase was primarily due to acquisitions during 2010 and the improved gross profit margins for this segment. Operating profit before special items increased to $41.3 million for 2011 from $18.8 million for 2010.

EBITDA was $32.1 million and $2.4 million for 2011 and 2010, respectively. The increase was primarily due to acquisitions during 2010 and the improved gross profit margins for this segment. Depreciation, depletion and amortization expense was $16.6 million for 2011 compared with $4.9 million for 2010.

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

Net sales were $675.0 million for 2011 compared with $624.1 million for 2010. The 8 percent increase in net sales for 2011 compared with 2010 was primarily due to 7 percent higher sales volumes and 4 percent higher selling prices that resulted primarily from product mix.

Gross profit was $115.8 million and $104.6 million for 2011 and 2010, respectively. Gross profit margin increased to 17.2 percent from 16.8 percent for 2011 and 2010, respectively. This increase was primarily due to higher selling prices and lower energy costs, substantially offset by higher raw material costs, including year over year cost increase of approximately 27 percent, or $39 per ton, for old corrugated containers compared to last year.

Operating profit was $74.9 million and $55.5 million for 2011 and 2010, respectively. Operating profit before special items increased to $74.4 million for 2011 from $60.6 million for 2010. The $13.8 million increase was primarily due to the increase in net sales and the higher gross profit margin in 2011.

EBITDA was $106.1 million and $84.6 million for 2011 and 2010, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $31.6 million for 2011 compared with $29.2 million for 2010.

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

Net sales were $20.9 million and $16.4 million for 2011 and 2010, respectively. The $4.5 million increase was primarily due to the timing of timber sales.

Operating profit and operating profit before special items was $19.0 million for 2011 compared to $9.0 million for 2010. The results of this segment reflect an increase in disposal of special-use properties (surplus, HBU and development properties) of $8.9 million for 2011 compared to $3.3 million for 2010. During 2011, a $2.5 million purchase price adjustment which resulted in a gain related to the expropriation of surplus property from a prior period was recorded.

EBITDA was $22.0 million and $11.1 million for 2011 and 2010, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $3.0 million for 2011 compared with $2.8 million for 2010.

As of October 31, 2011, we estimated that there were approximately 48,550 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years

Other Income Statement Changes

Interest Expense, Net

Interest expense, net was $89.9 million and $76.0 million 2012 and 2011, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding during most of the year resulting from acquisitions and related working capital requirements.

Other Expense, Net

Other expense, net was $7.5 million and $14.1 million for 2012 and 2011, respectively. The decrease was primarily attributable to a reduction in fees associated with the sale of our non-United States accounts receivable and the impact of foreign currency translation.

Income Tax Expense

During 2012, the effective tax rate was 30.4 percent compared to 27.0 percent in 2011. The change in the effective tax rate was primarily attributable to the change in global earnings mix, which caused a higher percentage of our income to be generated from countries with higher tax rates. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $1.3 million and $4.8 million of equity earnings of unconsolidated affiliates, net of tax, during 2012 and 2011, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests was $5.5 million and $2.9 million for 2012 and 2011, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. decreased $51.4 million to $126.1 million in 2012 from $177.5 million in 2011.

BALANCE SHEET CHANGES

Working capital changes

The $107.5 million decrease in trade accounts receivable to $453.9 million as of October 31, 2012 from $561.4 as of October 31, 2011 was primarily due to increased collection efforts, increased sales of accounts receivable under the European RPA entered into during the second quarter of 2012 and the impact of foreign currency translation.

The $54.7 million decrease in inventories to $374.3 million as of October 31, 2012 from $429.0 million as of October 31, 2011 was primarily due to a focus on inventory management and working capital reduction, especially with respect to companies acquired in 2011, and the impact of foreign currency translation.

The $27.2 million decrease in accounts payable to $466.1 million as of October 31, 2012 from $493.3 million as of October 31, 2011 was primarily due to the decrease in inventories and the impact of foreign currency translation, partially offset by efforts to extend payment terms with suppliers, especially for non-inventory purchases.

The $15.3 million decrease in prepaid expenses and other current assets to $117.2 million as of October 31, 2012 from $132.5 million as of October 31, 2011 was primarily due to lower value added tax receivables in Europe and Latin America and the impact of foreign currency translation.

The $11.6 million decrease in restructuring reserves to $8.0 million as of October 31, 2012 from $19.6 million as of October 31, 2011 was primarily due to the completion of restructuring projects and the impact of foreign currency translation.

The $60.2 million decrease in short-term borrowings to $77.1 million as of October 31, 2012 from $137.3 million as of October 31, 2011 was primarily related to improved cash flows from operations, the related repayment of debt and the impact of foreign currency translation.

The $17.2 million increase in other current liabilities to $181.6 million as of October 31, 2012 from $164.4 million as of October 31, 2011 was primarily due to the reclassification from other long-term liabilities of a future payment for the purchase price of a 2011 acquisition which was due within one year as of October 31, 2012, partially offset by the impact of foreign currency translation

Other balance sheet changes

The $26.5 million decrease in goodwill to $976.1 million as of October 31, 2012 from $1,002.6 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and the impact of foreign currency translation. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $30.2 million decrease in other intangible assets to $198.6 million as of October 31, 2012 from $228.8 million as of October 31, 2011 was primarily due to fair value updates on our 2011 acquisitions and the impact of foreign currency translation. Refer to Note 6 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $61.4 million decrease in deferred tax assets to $13.6 million as of October 31, 2012 from $75.0 million as of October 31, 2011 was primarily due to utilization of expiring net operating loss carry forwards in connection with a tax restructuring in one of our foreign subsidiaries.

The $196.1 million decrease in long term debt to $1,175.3 million as of October 31, 2012 from $1,371.4 million as of October 31, 2011 was primarily related to improved cash flows from operations and the related repayment of debt as well as the impact of foreign currency translation. Refer to Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

The $47.3 million increase in pension liabilities to $123.4 million as of October 31, 2012 from $76.1 million as of October 31, 2011 was primarily due to a reduction to the discount rate, which contributed to an increase in the projected benefit obligation.

The $90.2 million decrease in other long-term liabilities to $116.2 million as of October 31, 2012 from $206.4 million as of October 31, 2011 was primarily due to the reclassification to other current liabilities of a future payment for the purchase price of a 2011 acquisition which was due within one year as of October 31, 2012 and the impact of foreign currency translation

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.

Capital Expenditures

During 2012, 2011 and 2010, we invested $166.0 million (excluding $3.7 million for timberland properties), $162.4 million (excluding $3.5 million for timberland properties), $144.1 million (excluding $21.0 million for timberland properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $140 million through October 31, 2013. The expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($187.7 million as of October 31, 2012). A significant portion of the proceeds from this new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from this new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under this new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $204.9 million as of October 31, 2012. As of October 31, 2012, total accounts receivable of $182.9 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $2.2 million and $0.2 million for the year ended October 31, 2012 and 2011, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no material acquisitions in 2012. During 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

During 2011, we completed eight acquisitions, all in the Rigid Industrial Packaging and Services segment: four European companies acquired in February, May, July and August; two joint ventures entered into in February and August in North America and in the Asia Pacific region, respectively; the acquisition of the remaining outstanding noncontrolling shares from a 2008 acquisition in South America; and the acquisition of additional shares of a company in North America that is a consolidated subsidiary as of October 31, 2011.

The cash paid, net of cash received for the eight 2011 acquisitions was $344.9 million. There is a future payment due related to one of the 2011 acquisitions.

During 2010, we completed twelve acquisitions consisting of seven rigid industrial packaging companies and five flexible products companies and made a contingent purchase price related to a 2007 acquisition. The seven rigid industrial packaging companies consisted of a European company purchased in November 2009, an Asian company purchased in June 2010, a North American drum reconditioning company purchased in July, a North American drum reconditioning company purchased in August 2010, one European company purchased in August 2010, a 51 percent interest in a Middle Eastern company purchased in September 2010 and a South American company purchased in September 2010. We completed acquisitions of five flexible products companies. These five flexible product companies conduct business throughout Europe, Asia and North America and were acquired in February, June, August and September 2010, On September 29, 2010, we entered into a joint venture agreement with Dabbagh Group Holding Company Limited, a Saudi Arabia corporation (“Dabbagh”), and National Scientific Company Limited, a Saudi Arabia limited liability company and a subsidiary of Dabbagh (“NSC”), referred to herein as the “Flexible Packaging JV”. Thereafter, we contributed the five acquired flexible product companies to the Flexible Packaging JV. We own 50 percent of the Flexible Packaging JV, but exercise management control of its operations. The results of the Flexible Packaging JV have been consolidated within our 2011 and 2010 results.

The aggregate purchase price for the twelve 2010 acquisitions was $274.3 million.

During 2010, we sold specific Paper Packaging segment assets and facilities in North America. The net gain from these sales was immaterial.

Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our 2012, 2011 and 2010 acquisitions and other significant transactions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2012	October 31, 2011
2010 Credit Agreement	$255.0	$355.4
Senior Notes due 2017	302.3	302.9
Senior Notes due 2019	243.6	242.9
Senior Notes due 2021	256.1	280.2
U.S. Trade accounts receivable credit facility	110.0	130.0
Other long-term debt	33.4	72.5

	1,200.4	1,383.9
Less current portion	(25.0)	(12.5)

Long-term debt	$1,175.4	$1,371.4

Credit Agreement

On December 19, 2012, we and two of our international subsidiaries amended and restated (the “Amended Credit Agreement”) our existing $1.0 billion senior secured credit agreement (the “2010 Credit Agreement”), which is with substantially the same syndicate of financial institutions. The Amended Credit Agreement and the 2010 Credit Agreement are each described below.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $10 million each quarter-end for the first eight quarters, $20 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount.

The Amended Credit Agreement contains many of the same covenants as the 2010 Credit Agreement, and includes financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable trailing twelve month period.

The terms of the Amended Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Amended Credit Agreement is also secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the Amended Credit Agreement. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Amended Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Amended Credit Agreement.

During the fourth quarter of 2012 and until December 19, 2012, we and two of our international subsidiaries were borrowers under the 2010 Credit Agreement. The 2010 Credit Agreement provided us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan was scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the 2010 Credit Agreement was available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest was based on a Eurodollar rate or a base rate that would reset periodically plus an agreed upon margin amount. As of October 31, 2012, a total of $255.0 million was outstanding under the 2010 Credit Agreement. The weighted average interest rate on the 2010 Credit Agreement was 2.15% for the twelve months ended October 31, 2012.

The 2010 Credit Agreement contained certain covenants, which include financial covenants that required us to maintain a certain leverage ratio and a fixed charge coverage ratio. The leverage ratio generally required that at the end of any fiscal quarter we would not permit the ratio of (a) our total consolidated indebtedness, to (b) our adjusted EBITDA to be greater than 3.75 to 1 (or 3.5 to 1, during any collateral release period). The fixed charge coverage ratio generally required that at the end of any fiscal quarter we would not permit the ratio of (a) (i) our consolidated adjusted EBITDA, less (ii) the aggregate amount of certain of our cash capital expenditures, and less (iii) the aggregate amount of our federal, state, local and foreign income taxes actually paid in cash (other than taxes related to asset sales not in the ordinary course of business), to (b) the sum of (i) our consolidated interest expense to the extent paid or payable in cash and (ii) the aggregate principal amount of all of our regularly scheduled principal payments or redemptions or similar acquisitions for value of outstanding debt for borrowed money, but excluding any such payments to the extent refinanced through the incurrence of additional indebtedness, to be less than 1.5 to 1, during the applicable trailing twelve month period. On October 31, 2012, we were in compliance with these two covenants.

The terms of the 2010 Credit Agreement limited our ability to make “restricted payments,” which included dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the 2010 Credit Agreement was secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the 2010 Credit Agreement was also secured, in part, by capital stock of the non-U.S. subsidiaries that were parties to the 2010 Credit Agreement. However, in the event that we received and maintained an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we could request the release of such collateral. The payment of outstanding principal under the 2010 Credit Agreement and accrued interest thereon could have been accelerated and become immediately due and payable upon our default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the 2010 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2010 Credit Agreement.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2012, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2012, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2012, we were in compliance with these covenants.

The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million U.S. trade accounts receivable credit facility (the “Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and fixed charge coverage ratios identical to the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2012, $110.0 million was outstanding under the Receivables Facility.

Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Receivables Facility.

Other

In addition to the amounts borrowed against the 2010 Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of October 31, 2012, we had outstanding other debt of $110.1 million, comprised of $33.4 million in long-term debt and $77.1 million in short-term borrowings.

As of October 31, 2012, annual maturities, including the current portion, of long-term debt under our various financing arrangements were $25.0 million in 2013, $30.7 million in 2014, $315.0 million in 2015, $302.3 million in 2017, and $499.7 million thereafter.

As of October 31, 2012 and 2011, we had deferred financing fees and debt issuance costs of $14.9 million and $18.9 million, respectively, which are included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically debt under the 2010 Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We had three interest rate derivatives as of October 31, 2011, which expired in the first quarter of 2012. We now have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges), with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.21% as of October 31, 2012 and 0.27% as of October 31, 2011) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2012 and 1.92% as of October 31, 2011). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.9 million, $1.9 million and $1.9 million for the twelve months ended October 31, 2012, 2011 and 2010, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.4 million and $0.3 million recorded in accumulated other comprehensive income as of October 31, 2012 and October 31, 2011, respectively.

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

As of October 31, 2012, we had outstanding foreign currency forward contracts in the notional amount of $233.2 million ($160.6 million as of October 31, 2011). These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses reclassified to earnings under these contracts were $1.6 million, $0.6 million and $4.5 million for the twelve months ended October 31, 2012, 2011 and 2010, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in an immaterial loss and a gain of $0.7 million recorded in other comprehensive income as of October 31, 2012 and October 31, 2011, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

We have entered into certain cash flow agreements to mitigate our exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, we have agreed to purchase natural gas at a fixed price. As of October 31, 2012, there were no outstanding energy hedges. As of October 31, 2011 the notional amount of these hedges was $2.7 million. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under these contracts were $1.2 million, $0.4 million and $1.4 million for the twelve months ended October 31, 2012, 2011 and 2010, respectively. These losses were recorded within the consolidated statement of operations as cost of products sold. There were no energy hedges as of October 31, 2012. The fair value of these contracts resulted in a loss of $0.1 million recorded in other comprehensive income as of October 31, 2011.

Contractual Obligations

As of October 31, 2012, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,570.2	$66.9	$502.6	$407.5	$593.2
Short-term borrowing	81.4	81.4	—	—	—
Capital lease obligations	95.7	24.1	39.0	28.3	4.3
Liabilities held by special purpose entities	60.5	2.2	4.5	4.5	49.3
Deferred purchase payments	58.8	45.9	12.9	—	—
Environmental liabilities	27.5	8.6	5.9	5.9	7.1
Operating leases	10.5	4.1	4.6	1.6	0.2
Current portion of long-term debt	25.0	25.0	—	—	—

Total	$1,929.6	$258.2	$569.5	$447.8	$654.1

Note:	Amounts presented in the contractual obligation table include interest.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the year ended October 31, 2012, we repurchased no shares of Class A Common Stock and we repurchased 1,000 shares of Class B Common Stock (see Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2012, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock under this program, which were all purchased in prior years except for the 1,000 shares referenced above. The total cost of the shares repurchased from November 1, 2009 through October 31, 2012 was approximately $17.8 million.

Effects of Inflation

Inflation did not have a material impact on our operations during 2012, 2011 or 2010.

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

During 2011, we acquired a noncontrolling ownership interest in an entity that is accounted for as an unconsolidated equity investment. This entity is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. However, we are not the primary beneficiary because we do not have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, or (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, this entity is not consolidated in our results.

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

Flexible Products Joint Venture

In 2010, we formed the Flexible Packaging JV with Dabbagh and its subsidiary NSC. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.

All entities contributed to the Flexible Packaging JV were existing businesses acquired by us and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging JV also included Global Textile Company LLC (“Global Textile”), which owns and operates a fabric hub in Saudi Arabia that commenced operations in the fourth quarter of 2012. We have 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, we and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital contributions are to be shared equally by us and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

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

As of October 31, 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of October 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $8.1 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Non-United States Accounts Receivable VIE

As further described in Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Cooperage Receivables Finance B.V. is a party to the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”). Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from us. While this entity is a separate and distinct legal entity from us and no ownership interest in Cooperage Receivables Finance B.V. is held by us, we are the primary beneficiary because we have (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into our operations.

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

As of November 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations”. The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

As of November 1, 2011, we adopted ASU 2011-09 “Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendment to ASC 715 “Compensation-Retirement Benefits” requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosers. These disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including (1) significant multiemployer plans in which the employers participates, (2) the level of participation in those plans, (3) the financial health of the significant plans, and (4) the nature of the employer’s commitments to the plan. The adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

As of February 1, 2012, we adopted ASU 2011-04 “Fair Value Measurement: Amendments to achieve common fair value measurements and disclosure requirements in U.S. GAAP and IFRS”. The amendment to ASC 820 “Fair Value Measurement” clarifies how to apply the existing fair value measurement and disclosure requirements. The adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2012, the FASB has issued ASU’s 2009-01 through 2012-07. We reviewed each ASU and determined that they will not have a material impact on our financial position, results of operations or cash flows, other than related disclosures.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” deferred the adoption of presentation of reclassification items out of accumulated other comprehensive income. We expect to adopt the new guidance on ASU 2011-05 beginning November 1, 2012, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

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

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations or cash flows, other than the related disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under the Credit Agreement, proceeds from our Senior Notes and U.S. trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

We had interest rate swap agreements with an aggregate notional amount of $150.0 million and $76.6 million as of October 31, 2012 and 2011, respectively, with various maturities through 2013. The interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under certain of these agreements, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $1.4 million and $0.3 million was recorded as of October 31, 2012 and 2011, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Credit Agreement, Senior Notes and U.S. trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2012 and 2011. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our Credit Agreement, Senior Notes and U.S. trade accounts receivable credit facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2012 and 2011. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts as of October 31, 2012 and 2011.

Financial Instruments

As of October 31, 2012

(Dollars in millions)

	Expected Maturity Date						Total	Fair Value
	2013	2014	2015	2016	2017	After 2017
2010 Credit Agreement:
Scheduled amortizations	$25	$25	$205	—	—	—	$255	$255.0
Average interest rate(1)	2.15%	2.15%	2.15%	2.15%	—	—	2.154%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	$300	—	$300	$333.1
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$286.9
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$256	$256	$280.4
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
U.S. Trade accounts receivable credit facility:
Scheduled amortizations	—	—	$110	—	—	—	$110	$110
Interest rate swaps:
Scheduled amortizations	—	—	$150	—	—	—	$150	$148.6
Average pay rate(2)	—	—	0.75%	—	—	—
Average receive rate(3)	—	—	0.21%	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2012. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2012. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2012. The rates presented are not intended to project our expectations for the future.

Financial Instruments

As of October 31, 2011

(Dollars in millions)

	Expected Maturity Date						Total	Fair Value
	2012	2013	2014	2015	2016	After 2016
2010 Credit Agreement:
Scheduled amortizations	$13	$25	$25	$292	—	—	$355	$355.4
Average interest rate(1)	2.14%	2.14%	2.14%	2.14%	—	—	2.14%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	—	$300	$300	$317.9
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$268.8
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$280	$280	$280.2
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
U.S. Trade accounts receivable credit facility:
Scheduled amortizations	—	—	$130	—	—	—	$130	$130
Interest rate swaps:
Scheduled amortizations	$75	$2	—	—	—	—	$77	($0.3)
Average pay rate(2)	1.92%	2.69%	—	—	—	—
Average receive rate(3)	0.27%	1.61%	—	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2011. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2011. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2011. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps as of October 31, 2012 was a net liability of $1.4 million. Based on a sensitivity analysis we performed as of October 31, 2012, a 100 basis point decrease in interest rates would decrease the fair value of the swap agreements by $1.0 million to a net liability of $2.4 million. Conversely, a 100 basis point increase in interest rates would increase the fair value of the swap agreements by $3.2 million to a net asset of $1.8 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products within each country in which we operate.

As of October 31, 2012, we had outstanding foreign currency forward contracts in the notional amount of $233.2 million ($160.6 million as of October 31, 2011). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts as of October 31, 2012 resulted in a gain of $0.5 million recorded in the consolidated statements of operations and an immaterial loss recorded in other comprehensive income. The fair value of similar contracts as of October 31, 2011 resulted in a loss of $0.6 million recorded in consolidated statements of operations and a gain of $0.7 million recorded in other comprehensive income.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $2.1 million to a net liability of $1.6 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $2.3 million to a net asset of $2.8 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, other than hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. There were no commodity hedging contracts outstanding as of October 31, 2012.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

For the years ended October 31,	2012	2011	2010
Net sales	$4,269.5	$4,248.2	$3,461.8
Costs of products sold	3,489.8	3,449.8	2,760.4

Gross profit	779.7	798.4	701.4
Selling, general and administrative expenses	469.4	453.3	365.1
Restructuring charges	33.4	30.5	26.7
(Gain) on disposal of properties, plants and equipment, net	(7.6)	(16.1)	(11.4)

Operating profit	284.5	330.7	321.0
Interest expense, net	89.9	76.0	65.5
Other expense, net	7.5	14.1	7.1

Income before income tax expense and equity earnings of unconsolidated affiliates, net	187.1	240.6	248.4
Income tax expense	56.8	65.0	43.5
Equity earnings of unconsolidated affiliates, net of tax	1.3	4.8	3.6

Net income	131.6	180.4	208.5
Net income attributable to noncontrolling interests	(5.5)	(2.9)	(5.7)

Net income attributable to Greif, Inc.	$126.1	$177.5	$202.8

Basic earnings per share attributable to Greif, Inc.:
Class A Common Stock	$2.17	$3.05	$3.48
Class B Common Stock	$3.24	$4.56	$5.21
Diluted earnings per share attributed to Greif, Inc.:
Class A Common Stock	$2.17	$3.04	$3.46
Class B Common Stock	$3.24	$4.56	$5.21

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$91.7	$127.4
Trade accounts receivable, less allowance of $17.1 in 2012 and $13.8 in 2011	453.9	561.4
Inventories	374.3	429.0
Deferred tax assets	18.9	23.7
Net assets held for sale	5.5	9.4
Current portion related party notes and advances receivable	2.5	1.7
Prepaid expenses and other current assets	117.2	132.5

	1,064.0	1,285.1

Long-term assets
Goodwill	976.1	1,002.6
Other intangible assets, net of amortization	198.6	228.8
Deferred tax assets	13.6	75.0
Related party notes receivable	15.7	18.3
Assets held by special purpose entities	50.9	50.9
Other long-term assets	118.3	93.4

	1,373.2	1,469.0

Properties, plants and equipment
Timber properties, net of depletion	217.8	216.0
Land	137.7	123.1
Buildings	460.0	480.4
Machinery and equipment	1,472.6	1,388.4
Capital projects in progress	149.3	140.0

	2,437.4	2,347.9
Accumulated depreciation	(1,017.7)	(913.2)

	1,419.7	1,434.7

Total assets	$3,856.9	$4,188.8

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$466.1	$493.3
Accrued payroll and employee benefits	96.1	99.8
Restructuring reserves	8.0	19.6
Current portion of long-term debt	25.0	12.5
Short-term borrowings	77.1	137.3
Deferred tax liabilities	8.1	5.1
Other current liabilities	181.6	164.4

	862.0	932.0

Long-term liabilities
Long-term debt	1,175.3	1,371.4
Deferred tax liabilities	197.0	196.6
Pension liabilities	123.4	76.1
Postretirement benefit obligations	19.3	20.9
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	116.2	206.4

	1,674.5	1,914.7

Shareholders’ equity
Common stock, without par value	123.8	113.8
Treasury stock, at cost	(131.4)	(132.0)
Retained earnings	1,404.4	1,376.0
Accumulated other comprehensive loss:
- foreign currency translation	(69.1)	(41.9)
- interest rate and other derivatives	(0.9)	(0.1)
- minimum pension liabilities	(126.0)	(101.6)

Total Greif, Inc. shareholders’ equity	1,200.8	1,214.2

Noncontrolling interests	119.6	127.9

Total shareholders’ equity	1,320.4	1,342.1

Total liabilities and shareholders’ equity	$3,856.9	$4,188.8

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

For the years ended October 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$131.6	$180.4	$208.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	154.7	144.2	116.0
Asset impairments	12.9	9.0	2.9
Unrealized foreign exchange gain	(0.1)	(2.7)	1.5
Deferred income taxes	20.2	9.8	7.6
Gain on disposals of properties, plants and equipment, net	(7.6)	(16.1)	(11.4)
Equity earnings of affiliates	(1.3)	(4.8)	(3.6)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	95.8	(20.6)	(53.4)
Inventories	39.5	17.4	(75.8)
Deferred purchase price	(4.0)	7.0	4.3
Accounts payable	3.5	(7.5)	44.6
Restructuring reserves	(11.4)	(0.6)	5.1
Pension and postretirement benefit liabilities	15.8	(26.5)	(8.3)
Other, net	23.8	(116.7)	(59.9)

Net cash provided by operating activities	473.4	172.3	178.1

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(344.9)	(277.6)
Cash paid for deferred purchase price	(14.3)
Purchases of properties, plants and equipment	(166.0)	(162.4)	(144.1)
Purchases of timber properties	(3.7)	(3.4)	(21.0)
Proceeds from the sale of properties, plants, equipment and other assets	13.9	31.0	17.3
Payments on (issuance of) notes receivable from related party, net	2.0	(20.0)	—
Purchases of land rights	—	(0.7)	—

Net cash used in investing activities	(168.1)	(500.4)	(425.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,947.2	3,859.4	3,731.7
Payments on long-term debt	(3,129.8)	(3,465.8)	(3,637.9)
Proceeds from (payments on) short-term borrowings, net	(43.3)	74.3	3.8
Proceeds from (payments on) trade accounts receivable credit facility, net	(20.0)	(5.0)	135.0
Proceeds from joint venture partner	4.0	—	98.2
Dividends paid	(97.7)	(97.8)	(93.1)
Acquisitions of treasury stock and other	(0.1)	(15.1)	(2.7)
Exercise of stock options	1.8	2.5	2.0
Debt issuance costs paid	—	(4.4)	(10.9)
Settlement of derivatives, net	—	—	18.0

Net cash provided by (used in) financing activities	(337.9)	348.1	244.1

Effects of exchange rates on cash	(3.1)	0.4	(1.7)

Net increase (decrease) in cash and cash equivalents	(35.7)	20.4	(4.9)

Cash and cash equivalents at beginning of year	127.4	107.0	111.9

Cash and cash equivalents at end of year	$91.7	$127.4	$107.0

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in millions, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Noncontrolling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2009	46,937	$96.5	29,905	$(115.3)	$1,186.4	$10.9	$(111.7)	$1,066.8
Net income					202.8	5.7		208.5
Other comprehensive income (loss):
- foreign currency translation							16.6	16.6
- interest rate and other derivatives, net of income tax expense of $0.1							0.4	0.4
- minimum pension liability adjustment, net of income tax expense of $1.3							3.0	3.0

Comprehensive income								228.5

Acquisitions of noncontrolling interests and other					0.2	99.1		99.3
Dividends paid					(93.1)			(93.1)
Treasury shares acquired	(50)		50	(2.7)				(2.7)
Stock options exercised	133	1.7	(133)	0.3				2.0
Tax benefit of stock options		—						—
Long-term incentive shares issued	149	7.8	(149)	0.3				8.1

As of October 31, 2010	47,169	$106.0	29,673	$(117.4)	$1,296.3	$115.7	$(91.7)	$1,308.9
Net income					177.5	2.9		180.4
Other comprehensive income (loss):
- foreign currency translation						14.6	(28.2)	(13.6)
- interest rate and other derivatives, net of income tax expense of $0.6							1.4	1.4
- minimum pension liability adjustment, net of income tax benefit of $10.6							(25.1)	(25.1)

Comprehensive income								143.1

Acquisitions and noncontrolling interests and other						(5.3)		(5.3)
Dividends paid					(97.8)			(97.8)
Treasury shares acquired	(300)		300	(15.0)				(15.0)
Stock options exercised or forfeited	168	2.2	(168)	0.3				2.5
Restricted stock directors	11	0.7	(11)	—				0.7
Restricted stock executives	5	0.3	(5)	—				0.3
Tax benefit of stock options and other		2.2						2.2
Long-term incentive shares issued	40	2.4	(40)	0.1				2.5

As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,376.0	$127.9	$(143.6)	$1,342.1
Net income					126.1	5.5		131.6
Other comprehensive income (loss):
- foreign currency translation						(19.5)	(27.2)	(46.7)
- interest rate and other derivatives, net of income tax benefit of $0.4							(0.8)	(0.8)
- minimum pension liability adjustment, net of income tax benefit of $9.4							(24.4)	(24.4)

Comprehensive income								59.7

Equity issuance to noncontrolling interests						5.7		5.7
Dividends paid					(97.7)			(97.7)
Treasury shares acquired	(1)	—	1	—				—
Stock options exercised	158	1.8	(158)	0.3				2.1
Restricted stock directors	14	0.7	(14)	—				0.7
Restricted stock executives	5	0.2	(5)	—				0.2
Tax benefit of stock options and other	—	1.4	—	—				1.4
Long-term incentive shares issued	134	5.9	(134)	0.3				6.2

As of October 31, 2012	47,403	$123.8	29,439	$(131.4)	$1,404.4	$119.6	$(196.0)	$1,320.4

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Because the Company supplies a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the same week.

The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers for recycling, used industrial packaging for reconditioning and pulpwood.

There are approximately 13,560 employees of the Company as of October 31, 2012.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures managed by the Company including the joint venture relating to the Flexible Products & Services segment and equity earnings of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity or cost methods based on the Company’s ownership interest in the unconsolidated affiliate.

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2012, 2011 or 2010, or to any quarter of those years, relates to the fiscal year ended in that year.

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

The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $86.1 million as of October 31, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Allowance for Doubtful Accounts

Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $17.1 million and $13.8 million as of October 31, 2012 and 2011, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers

The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2012, 2011, and 2010.

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

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2012, there were two locations held for sale in the Rigid Industrial Packaging & Services segment. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives on a straight-line basis. The Company tests for impairment during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

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

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, or earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) forecasts used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test in fiscal 2012, 2011 and 2010, which resulted in no impairment charges. Refer to Note 6 for additional information regarding goodwill and other intangible assets.

Acquisitions

From time to time, the Company acquires businesses and/or assets that augment and complement its operations, in accordance with ASC 805, “Business Combinations.” These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from these business combinations from the date of acquisition.

In order to access performance, the Company classifies costs incurred in connection with acquisitions as acquisition-related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments (earn-outs) and are recorded within selling, general and administrative costs. Acquisition transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Post acquisition integration activities are costs incurred to combine the operations of an acquired enterprise into the Company’s operations.

Internal Use Software

Internal use software is accounted for under ASC 985, “Software.” Internal use software is software that is acquired, internally developed or modified solely to meet the Company’s needs and for which, during the software’s development or modification, a plan does not exist to market the software externally. Costs incurred to develop the software during the application development stage and for upgrades and enhancements that provide additional functionality are capitalized and then amortized over a three to ten year period.

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30-45
Machinery and equipment	3-19

Depreciation expense was $131.4 million, $122.7 million and $98.5 million, in 2012, 2011 and 2010, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

For 2012, the Company recorded a gain of $7.6 million, primarily consisting of $5.5 million in net gains from the sale of surplus and higher and better use (“HBU”) timber properties and other miscellaneous gains of $2.1 million. The Company also recognized an impairment loss on machinery in our Paper Packaging segment of $2.5 million as well as several smaller impairment charges totaling $0.2 million.

For 2011, the Company recorded a gain of $16.1 million, primarily consisting of $3.2 million gain on the sale of specific Rigid Industrial Packaging & Services segment assets, $0.9 million gain on the sale of a Paper Packaging segment property, $11.4 million in net gains from the sale of surplus and HBU timber properties and other miscellaneous gains of $0.6 million. The Company also recognized an impairment loss on machinery in our Rigid Industrial Packaging and Services segment of $1.3 million as well as several smaller impairment charges of $0.2 million.

The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. As of October 31, 2012 and 2011, the Company capitalized interest costs of $2.7 million and $3.8 million, respectively.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 270,100 acres as of October 31, 2012, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $2.9 million, $2.7 million and $2.6 million in 2012, 2011 and 2010, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

The Company’s Canadian timber properties, which consisted of approximately 11,860 acres as of October 31, 2012, are not actively managed at this time, and therefore, no depletion expense is recorded.

Equity Earnings of Unconsolidated Affiliates, net of tax and Noncontrolling Interests including Variable Interest Entities

The Company accounts for equity earnings of unconsolidated affiliates, net of tax and noncontrolling interests under ASC 810, “Consolidation.” ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. Refer to Note 16 for additional information regarding the Company’s unconsolidated affiliates and noncontrolling interests.

ASC 810 also provides a framework for identifying variable interest entities (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests and results of operations of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited liability company, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. ASC 810 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”), a Netherlands limited partnership, completed a Joint Venture Agreement with Dabbagh Group Holding Company Limited (“Dabbagh”) and National Scientific Company Limited (“NSC”), a subsidiary of Dabbagh, referred to herein as the Flexible Packaging JV. The joint venture owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. Greif Supra and NSC have equal economic interests in the joint venture, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital injections are shared 50 percent by Greif and the Dabbagh entities. Greif has deemed this joint venture to be a VIE based on the criteria outlined in ASC 810. Greif exercises management control over this joint venture and is the primary beneficiary due to supply agreements and broader packaging industry customer risks and rewards. Therefore, Greif has fully consolidated the operations of this joint venture as of the formation date of September 29, 2010 and has reported Dabbagh’s share in the profits and losses in this joint venture from this date on the Company’s income statement under net income attributable to noncontrolling interests.

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

On April 27, 2012, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Purchase Agreement with affiliates of a major international bank. Cooperage Receivables Finance B.V. is deemed to be a VIE since this entity is not able to satisfy its liabilities without the financial support from the Company. While this entity is a separate and distinct legal entity from the Company and no ownership interest in this entity is held by the Company, the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, Cooperage Receivables Finance B.V. has been consolidated into the operations of the Company. Refer to Note 3 for additional information regarding the sale of non-United States accounts receivable.

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

Environmental Cleanup Costs

The Company accounts for environmental cleanup costs in accordance with ASC 450. The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Self-Insurance

The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $2.7 million and $2.9 million for estimated costs related to outstanding claims as of October 31, 2012 and 2011, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.

The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. Deductible liabilities are self-insured and the Company maintained liabilities totaling $16.1 million and $15.3 million for anticipated costs related to general liability, product, auto and workers’ compensation as of October 31, 2012 and 2011, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of outstanding claims, historical analysis, actuarial information and current payment trends.

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

Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees. A liability for other costs associated with an exit or disposal activity shall be recognized and measured at its fair value in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The liability shall not be recognized before it is incurred, even if the costs are incremental to other operating costs and will be incurred as a direct result of a plan.

Pension and Postretirement Benefits

Under ASC 715, “Compensation – Retirement Benefits,” employers recognize the funded status of their defined benefit pension and other postretirement plans on the consolidated balance sheet and record as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that have not been recognized as components of the net periodic benefit cost.

Transfer and Service of Assets

An indirect wholly-owned subsidiary of Greif, Inc. agrees to sell trade receivables meeting certain eligibility requirements that it had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., under a non-U.S. factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks or their affiliates. The banks and their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and continues to recognize the deferred purchase price in its other current assets. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options, restricted stock, restricted stock units and participation in the Company’s employee stock purchase plan.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No options were granted in 2012, 2011, or 2010. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.

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

Timberland disposals, timber, HBU, surplus and development property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of HBU and surplus property in our consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until the property is sold.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Other Expense, Net

Other expense, net primarily represents non-United States trade receivables program fees, currency transaction gains and losses and other infrequent non-operating items.

Currency Translation

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to transaction gains and (losses), net of tax were ($0.8) million, ($4.7) million and $0.1 million in 2012, 2011 and 2010, respectively.

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

Any derivative contract that is either not designated as a hedge, or is so designated but is ineffective, would be adjusted to market value and recognized in earnings immediately. If a cash flow or fair value hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and future adjustments to the contract’s fair value would be recognized in earnings immediately. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

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

The Company presents various fair value disclosures in Notes 9, 10 and 13 to these consolidated financial statements.

Newly Adopted Accounting Standards

Beginning November 1, 2010, the Company adopted the amendment to ASC 860, “Transfers and Servicing”. The amendment to ASC 860 requires an enterprise to evaluate whether the transaction is legally isolated from the Company and whether the results of the transaction are consolidated within the consolidated financial statements. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures

Beginning November 1, 2010, the Company adopted the amendment to ASC 810, “Consolidation”. The amendment to ASC 810 changed the methodology for determining the primary beneficiary of a VIE from a quantitative risk and rewards based model to a qualitative determination. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Accordingly, the Company reevaluated its previous ASC 810 conclusions, including (1) whether an entity is a VIE, (2) whether the enterprise is the VIE’s primary beneficiary, and (3) what type of financial statement disclosures are required. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Beginning November 1, 2011, the Company adopted Accounting Standards Update (“ASU”) 2010-29 “Business Combinations: Disclosure of supplementary pro forma information for business combinations.” The amendment to ASC 805 “Business Combinations” requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Beginning November 1, 2011, the Company adopted ASU 2011-09 “Disclosures about an Employer’s Participation in a Multiemployer Plan”. The amendment to ASC 715 “Compensation-Retirement Benefits” requires employers that participate in multiemployer pension plans to provide additional quantitative and qualitative disclosers. These disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including (1) significant multiemployer plans in which the employers participates, (2) the level of participation in those plans, (3) the financial health of the significant plans, and (4) the nature of the employer’s commitments to the plan. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Beginning February 1, 2012, the Company adopted ASU 2011-04 “Fair Value Measurement: Amendments to achieve common fair value measurements and disclosure requirements in U.S. GAAP and IFRS”. The amendments to ASC 820 “Fair Value Measurement” clarify how to apply the existing fair value measurement and disclosure requirements. The adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of October 31, 2012, the FASB has issued ASU’s 2009-01 through 2012-07. The Company reviewed each ASU and determined that they will not have a material impact on the Company’s financial position, results of operations or cash flows, other than related disclosures.

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

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is expected to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

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

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

During 2012, the Company completed no material acquisitions and no material divestitures. The Company made a $14.3 million deferred cash payment during 2012 for an acquisition completed in fiscal year 2010. The following table summarizes the Company’s acquisition activity in 2012 and 2011 (Dollars in millions).

Segment	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2012 Acquisitions	—	$—	—	—	—
Total 2011 Acquisitions	8	$344.9	$101.7	$77.7	$307.2
Total 2010 Acquisitions	12	$274.3	$109.0	$49.6	$129.5

Note:Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2011, the Company completed eight acquisitions, all in the Rigid Industrial Packaging and Services segment: four European companies acquired in February, May, July and August; two joint ventures entered into in February and August in North America and Asia Pacific, respectively; the acquisition of the remaining outstanding noncontrolling shares from a 2008 acquisition in South America; and the acquisition of additional shares of a company in North America that was a consolidated subsidiary as of October 31, 2011. The Company’s 2011 acquisitions were made in part to obtain technologies, patents, equipment, customer lists and access to markets.

The rigid industrial packaging acquisitions were expected to complement the Company’s existing product lines that together will provide growth opportunities and economies of scale. The estimated fair value of the net tangible assets acquired was $101.7 million. This does not include any liabilities for deferred purchase payments. Identifiable intangible assets, with a combined fair value of $77.7 million, including trade names, customer relationships and certain non-compete agreements, have been recorded for these acquisitions. The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $307.2 million was recorded as goodwill.

During 2011 there were no divestitures.

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the Company has considered the effect of the 2012 and 2011 acquisitions in the consolidated statements of operations for each period presented. The revenue and operating profit of the 2011 acquisitions included in the Company’s consolidated results totaled $427.7 million and $4.0 million for the year ended October 31, 2012. The revenue and operating (loss) of the 2011 acquisitions included in the Company’s consolidated results totaled $119.2 million and ($19.6) million for the year ended October 31, 2011. None of the 2011 acquisitions were of companies listed on a stock exchange or otherwise publicly traded or required to provide public financial information. Therefore, pro forma results of operations are not presented.

NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($187.7 million as of October 31, 2012). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

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

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.3 million as of October 31, 2012).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.9 million as of October 31, 2012).

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

The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

For the years ended October 31,	2012	2011	2010
European RPA
Gross accounts receivable sold to third party financial institution	$702.7	$—	$—
Cash received for accounts receivable sold under the programs	619.1	—	—
Deferred purchase price related to accounts receivable sold	83.6	—	—
Loss associated with the programs	1.9	—	—
Expenses associated with the programs	1.9	—	—

RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$189.4	$958.6	$739.8
Cash received for accounts receivable sold under the programs	167.7	848.4	656.5
Deferred purchase price related to accounts receivable sold	21.7	110.2	83.3
Loss associated with the programs	1.6	4.4	3.7
Expenses associated with the programs	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$73.8	$70.5	$69.6
Cash received for accounts receivable sold under the program	73.8	70.5	69.6
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	—	—	—
Expenses associated with the program	0.2	0.2	0.2

Malaysian Agreements
Gross accounts receivable sold to third party financial institution	$24.2	$19.0	$12.5
Cash received for accounts receivable sold under the program	24.2	19.0	12.5
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	0.1	0.2	0.1
Expenses associated with the program	0.1	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$990.1	$1,048.1	$821.9
Cash received for accounts receivable sold under the program	884.8	937.9	738.6
Deferred purchase price related to accounts receivable sold	105.3	110.2	83.3
Loss associated with the program	3.6	4.6	3.8
Expenses associated with the program	2.2	0.2	0.2

	October 31,	October 31,
	2012	2011
European RPA
Accounts receivable sold to and held by third party financial institution	$185.6	$—
Uncollected deferred purchase price related to accounts receivable sold	21.5	—

RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$149.2
Uncollected deferred purchase price related to accounts receivable sold	—	24.4

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$3.9	$4.9
Uncollected deferred purchase price related to accounts receivable sold	—	—

Malaysian Agreements
Accounts receivable sold to and held by third party financial institution	$2.9	$3.7
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$192.4	$157.8
Uncollected deferred purchase price related to accounts receivable sold	$21.5	$24.4

The deferred purchase price related to the accounts receivable sold is reflected as prepaid and other current assets on the Company’s consolidated balance sheet and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received initially and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the Singapore RPA and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

The inventories are comprised as follows as of October 31 for each year (Dollars in millions):

	2012	2011
Finished goods	$96.9	$105.4
Raw materials and work-in process	277.4	323.6

	$374.3	$429.0

NOTE 5 — NET ASSETS HELD FOR SALE

As of October 31, 2012, there was one location in the Rigid Industrial Packaging & Services segment and one location in the Flexible Products & Services segment with assets held for sale. As of October 31, 2011, there were four locations in the Rigid Industrial Packaging and Services segment with assets held for sale. During 2012, the Company sold four locations, added two locations and placed three locations back in service for purposes of GAAP and resumed depreciation. As a result of placing locations back in service in 2012, the 2011 consolidated balance sheet has been reclassified for such locations to conform to the current year presentation. The reclassification of the three locations to properties, plants and equipment within the consolidated balance sheets was done in accordance with ASC 360, but these assets are still being marketed for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the year ended October 31, 2012, the Company recorded a gain on disposal of PP&E, net of $7.6 million. There were sales of HBU and surplus properties which resulted in gains of $5.5 million in the Land Management segment, a sale of equipment in the Rigid Industrial Packaging & Services segment which resulted in a gain of $0.6 million, a sale of miscellaneous equipment in the Paper Packaging segment which resulted in a gain of $0.5 million and sales of other miscellaneous equipment which resulted in aggregate gains of $1.0 million.

For the year ended October 31, 2011, the Company recorded a gain on disposal of PP&E, net of $16.1 million. There were sales in the Rigid Industrial Packaging & Services segment which resulted in a $3.2 million gain, sales in the Paper Packaging segment which resulted in a $0.9 million gain, sales in the Land Management segment of HBU and surplus properties which resulted in a $11.4 million gain and sales of other miscellaneous equipment which resulted in a $0.6 million gain.

For the year ended October 31, 2010, the Company recorded a gain on disposal of PP&E, net of $11.4 million. There were sales in the Rigid Industrial Packaging & Services segment which resulted in a $6.6 million gain, sales in the Paper Packaging segment which resulted in a $1.4 million gain, sales in the Land Management segment of HBU and surplus properties which resulted in a $3.3 million gain and sales of other miscellaneous equipment which resulted in a $0.1 million gain.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2012 and 2011 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2010	$568.3	$78.2	$60.7	$0.2	$707.4
Goodwill acquired	287.9	—	—	—	287.9
Goodwill adjustments	9.8	(1.8)	(1.0)	—	7.0
Currency translation	(1.4)	1.7	—	—	0.3

Balance at October 31, 2011	$864.6	$78.1	$59.7	$0.2	$1,002.6
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	14.9	0.2	—	—	15.1
Currency translation	(34.9)	(6.7)	—	—	(41.6)

Balance at October 31, 2012	$844.6	$71.6	$59.7	$0.2	$976.1

The goodwill adjustments during 2012 increased goodwill by a net amount of $15.1 million related to the finalization of purchase price allocation of prior year acquisitions. Goodwill from prior year acquisitions has been adjusted to properly reflect deferred tax assets and liabilities and tax reserves in our Rigid Industrial Packaging & Services.

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

The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles—Goodwill and Other”, either annually in the fourth quarter or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment if discrete financial information is prepared and regularly reviewed by segment management.

As of October 31, 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products and Services segment. The Company concluded that further no impairment or impairment indicators exist as of October 31, 2012.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2012 and October 31, 2011 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2012:
Trademarks and patents	$32.5	$3.6	$28.9
Non-compete agreements	14.4	11.1	3.3
Customer relationships	201.1	53.6	147.5
Other	23.8	4.9	18.9

Total	$271.8	$73.2	$198.6

October 31, 2011:
Trademarks and patents	$47.4	$17.7	$29.7
Non-compete agreements	22.8	9.3	13.5
Customer relationships	183.0	22.8	160.2
Other	33.1	7.7	25.4

Total	$286.3	$57.5	$228.8

Gross intangible assets decreased by $14.5 million for the year ended October 31, 2012. The decrease in gross intangible assets was attributable to $16.4 million of currency fluctuations, offset by $1.9 million to the purchase price allocations related to 2011 acquisitions in the Rigid Industrial Packaging & Services segment. Amortization expense was $20.3 million, $18.6 million and $14.4 million for 2012, 2011 and 2010, respectively. Amortization expense for the next five years is expected to be $19.9 million in 2013, $19.4 million in 2014, $18.4 million in 2015, $17.9 million in 2016 and $17.4 million in 2017.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competes, one to 23 for customer relationships and four to 20 for other intangibles, except for $23.3 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.

NOTE 7 – RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2012, 2011 and 2010 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other costs	Asset Impairments	Inventory Write-down	Total
Balance at October 31, 2010	$12.7	$7.6	$—	$—	$20.3
Costs incurred and charged to expense	13.3	12.7	4.5	—	30.5
Costs paid or otherwise settled	(14.2)	(12.7)	(4.3)	—	(31.2)

Balance at October 31, 2011	$11.8	$7.6	$0.2	$—	$19.6

Costs incurred and charged to expense	13.4	9.8	10.2	—	33.4
Costs paid or otherwise settled	(19.0)	(15.6)	(10.4)	—	(45.0)

Balance at October 31, 2012	$6.2	$1.8	$—	$—	$8.0

The focus for restructuring activities in 2012 was on the consolidation of operations in the Flexible Products & Services segment as part of the ongoing implementation of the Greif Business System and rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. During 2012, the Company recorded restructuring charges of $33.4 million, consisting of $13.4 million in employee separation costs, $10.2 million in asset impairments and $9.8 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. Four plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 513 employees severed throughout 2012 as part of the Company’s restructuring efforts.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2013 or plans that are being formulated and have not been announced as of the date of this From 10-K. Amounts expected to be incurred were $12.3 million as of October 31, 2012. The increase was due to the formulation of new plans by management (Dollars in millions):

	Amounts expected to be incurred	Amounts Incurred in 2012	Amounts remaining to be incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$16.6	$11.5	$5.1
Asset impairments	3.4	3.4	—
Other restructuring costs	13.7	7.2	6.5

	33.7	22.1	11.6
Flexible Products & Services:
Employee separation costs	2.2	1.9	0.3
Asset impairments	6.8	6.8	—
Other restructuring costs	3.0	2.6	0.4

	12.0	11.3	0.7

	$45.7	$33.4	$12.3

The focus for restructuring activities in 2011 was on integration of recent acquisitions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments as well as the implementation of certain cost-cutting measures. During 2011, the Company recorded restructuring charges of $30.5 million, consisting of $13.3 million in employee separation costs, $4.5 million in asset impairments and $12.7 million in other restructuring costs, primarily consisting of lease termination costs, professional fees, relocation costs and other costs. Two plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 257 employees severed throughout 2011 as part of the Company’s restructuring efforts.

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

NOTE 8 – SIGNIFICANT NONSTRATEGIC TIMBERLAND TRANSACTIONS AND CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

As of October 31, 2012 and 2011, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For the years ended October 31, 2012, 2011 and 2010, the Buyer SPE recorded interest income of $2.4 million, respectively.

As of October 31, 2012 and 2011, STA Timber had long-term debt of $43.3 million. For the years ended October 31, 2012, 2011 and 2010, STA Timber recorded interest expense of $2.2 million, respectively. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexibles Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owns and operates a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and General Textile. However, Greif Supra and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.

All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2012	Asset Co.	Global Textile	Trading Co.	Flexible Products JV
Total assets	151.0	47.6	138.7	337.3
Total liabilities	73.9	0.5	46.4	120.8

Net assets	77.1	47.1	92.3	216.5

October 31, 2011	Asset Co.	Global Textile	Trading Co.	Flexible Products JV
Total assets	$176.1	$16.8	$171.3	$364.2
Total liabilities	78.5	0.4	57.2	136.1

Net assets	$97.6	$16.4	$114.1	$228.1

As of October 31, 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of October 31, 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $8.1 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2012, 2011 and 2010 were $4.4 million, $3.5 million and $0.9 million, respectively.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2012	October 31, 2011
2010 Credit Agreement	$255.0	$355.4
Senior Notes due 2017	302.3	302.9
Senior Notes due 2019	243.6	242.9
Senior Notes due 2021	256.0	280.2
U.S. Trade accounts receivable credit facility	110.0	130.0
Other long-term debt	33.4	72.5

	1,200.3	1,383.9
Less current portion	(25.0)	(12.5)

Long-term debt	$1,175.3	$1,371.4

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

The Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of October 31, 2012, $255.0 million was outstanding under the Credit Agreement. The current portion of the Credit Agreement was $25.0 million and the long-term portion was $230.0 million. The weighted average interest rate on the Credit Agreement was 2.15% for the year ended October 31, 2012. The actual interest rate on the Credit Agreement was 2.15% as of October 31, 2012.

The Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and a fixed charge coverage ratio. As of October 31, 2012, the Company was in compliance with these covenants.

The repayment of amounts borrowed under the Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of the Company’s United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company’s United States subsidiaries.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2012, the Company was in compliance with these covenants.

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

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2012, the Company was in compliance with these covenants.

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

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2012, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a U.S. trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount (0.97% as of October 31, 2012). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of October 31, 2012, there was $110.0 million outstanding under the credit facility. The agreement for this receivables financing facility contains financial covenants that require the Company to maintain the same leverage ratio and fixed charge coverage ratio as set forth in the Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. As of October 31, 2012, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from these Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of October 31, 2012, the Company had outstanding other debt of $110.5 million, comprised of $33.4 million in long-term debt and $77.1 million in short-term borrowings, compared to other debt outstanding of $209.8 million, comprised of $72.5 million in long-term debt and $137.3 million in short-term borrowings, as of October 31, 2011.

As of October 31, 2012, the current portion of the Company’s long-term debt was $25.0 million. Annual maturities, including the current portion of long-term debt under the Company’s various financing arrangements, were $25.0 million in 2013, $168.4 million in 2014, $205.0 million in 2015, $302.3 million in 2017 and $499.6 million thereafter. Cash paid for interest expense was $86.6 million, $67.7 million and $65.3 million in 2012, 2011 and 2010, respectively.

As of October 31, 2012 and 2011, the Company had deferred financing fees and debt issuance costs of $14.8 million and $18.9 million, respectively, which are included in other long-term assets.

NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives from time to time to mitigate partially the effect of exposure to interest rate movements, exposure to currency fluctuations, and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging,” all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

While the Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts, its counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

During the next twelve months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $0.5 million after tax at the time the underlying hedge transactions are realized.

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

Recurring Fair Value Measurements

The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of October 31, 2012 and 2011 (Dollars in millions):

	October 31, 2012				October 31, 2011				Balance sheet
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.4)	$—	$(1.4)	`	$(0.4)	$—	$(0.4)	Other long-term liabilities
Foreign exchange hedges	—	0.8	—	0.8	—	2.4	—	2.4	Other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	—	(0.5)	—	(0.5)	Other current liabilities
Energy hedges	—	—	—	—	—	(0.1)	—	(0.1)	Other current liabilities

Total*	$—	$(0.9)	$—	$(0.9)	$—	$1.4	$—	$1.4

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2012 and 2011 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on monthly interest from the counterparties based upon the LIBOR and interest to be based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company had three interest rate derivatives as of October 31, 2011 which expired in the first quarter of 2012. The Company now has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.21% as of October 31, 2012 and 0.27% as of October 31, 2011) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2012 and 1.92% as of October 31, 2011). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.9 million, $1.9 million, and $1.9 million for the years ended October 31, 2012, 2011 and 2010, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in losses of $1.4 million and $0.3 million recorded in accumulated other comprehensive income as of October 31, 2012 and 2011, respectively.

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

As of October 31, 2012, the Company had outstanding foreign currency forward contracts in the notional amount of $233.2 million ($160.6 million as of October 31, 2011). Some derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses reclassified to earnings for hedging contracts qualifying as cash flow hedges were $1.6 million, $0.6 million and $4.5 million for the years ended October 31, 2012, 2011 and 2010, respectively. These gains and losses were recorded within the consolidated statement of operations as other expense, net. The fair value of these contracts resulted in an immaterial loss and a gain of $0.7 million recorded in other comprehensive income as of October 31, 2012 and October 31, 2011, respectively.

Energy Hedges

The Company is exposed to changes in the price of certain commodities. The Company’s objective is to reduce volatility associated with forecasted purchases of these commodities to allow management of the Company to focus its attention on business operations. From time to time, the Company enters into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

The Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices through October 31, 2012. Under these hedge agreements, the Company agrees to purchase natural gas at a fixed price. As of October 31, 2012, there were no energy hedges. As of October 31, 2011, the notional amount of these hedges was $2.7 million. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under these contracts were $1.2 million, $0.4 million and $1.4 million for the years ended October 31, 2012, 2011 and 2010, respectively. These losses were recorded within the consolidated statement of operations as cost of products sold. There were no energy hedges as of October 31, 2012. The fair value of these contracts resulted in a loss of $0.1 million recorded in other comprehensive income as of October 31, 2011.

Other Financial Instruments

The estimated fair value of the Company’s 2017 Senior Notes are $330.8 million and $317.9 million compared to the carrying amount of $302.3 million and $302.9 million as of October 31, 2012 and 2011, respectively. The estimated fair value of the Company’s 2019 Senior Notes are $286.9 million and $268.8 million compared to the carrying amounts of $243.6 million and $242.9 million as of October 31, 2012 and 2011, respectively. The estimated fair value of the Company’s 2021 Senior Notes are $283.4 million and $280.2 million compared to the carrying amounts of $256.1 million and $280.1 million as of October 31, 2012 and 2011, respectively. The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments. The fair values of the Company’s Credit Agreement and the United States Trade Accounts Receivable Credit Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities.

Non-Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans following recent acquisitions, the Company may close manufacturing facilities during the next few years. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs which include bids received from third parties, recent purchase offers and market comparables. The Company recorded restructuring-related expenses for the year ended October 31, 2012 of $10.2 million on long lived assets with net book values of $24.8 million.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of October 31, 2011, the Company recognized an impairment of $1.3 million related to net assets held for sale in our Rigid Industrial Packaging & Services segment. As of October 31, 2012, the Company had not recognized any additional impairment related to net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” As of October 31, 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products & Services segment. The Company concluded that no further impairment existed as of October 31, 2012.

Pension Plan Assets

On an annual basis we compare the asset holdings of our pension plan to targets established by the Company. The pension plan assets are categorized as either equity securities, debt securities, fixed income securities, insurance annuities, or other assets, which are considered level 1, level 2 and level 3 fair value measurements. The typical asset holdings include:

•	Mutual funds: Valued at the Net Asset Value “NAV” available daily in an observable market.

•	Common collective trusts: Unit value calculated based on the observable NAV of the underlying investment.

•	Pooled separate accounts: Unit value calculated based on the observable NAV of the underlying investment.

•	Common collective trusts: invest in an array of fixed income, debt and equity securities with various growth and preservation strategies. The trusts invest in long term bonds and large small capital stock.

•	Government and corporate debt securities: Valued based on readily available inputs such as yield or price of bonds of comparable quality, coupon, maturity and type.

•	Insurance Annuity: Value is derived based on the value of the corresponding liability

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2012, 2011 or 2010. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

In 2001, the Company adopted the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”). The provisions of the 2001 Plan allow the awarding of incentive and nonqualified stock options and restricted and performance shares of Class A Common Stock to key employees. The maximum number of shares that may be issued each year is determined by a formula that takes into consideration the total number of shares outstanding and is also subject to certain limits. In addition, the maximum number of incentive stock options that will be issued under the 2001 Plan during its term is 5,000,000 shares. Participants are not eligible to sell or otherwise dispose of these shares for one year and a day after the grant date.

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

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2012		2011		2010
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	342	$16.61	510	$16.14	643	$15.91
Granted	—	—	—	—	—	—
Forfeited	3	13.10	1	12.72	—	—
Exercised	158	13.45	167	15.17	133	15.06

Ending balance	181	$19.45	342	$16.61	510	$16.14

As of October 31, 2012, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$5—$15	78	0.9
$15—$25	91	2.0
$25—$35	12	2.3

All outstanding options were exercisable as of October 31, 2012, 2011 and 2010, respectively.

During 2011, the Company awarded an officer, as part of the terms of his initial employment arrangement, 30,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until January 1, 2016. A total of 15,000 of such shares have vested, and the remaining shares vest in equal installments of 7,500 shares each on January 1, 2013 and 2014, respectively. Share-based compensation expense was $0.7 million and $1.0 million for the periods ended October 31, 2012 and 2011, respectively.

Under the Company’s Long-Term Incentive Plan the Company granted 53,533 shares of restricted stock with a weighted average grant date fair value of $41.44 in 2012. The Company granted 40,215 shares of restricted stock with a weighted average grant date fair value of $60.46 under the Company’s Long-Term Incentive Plan in 2011. The total stock expense recorded under the plan was $2.2 million, $2.5 million and $7.4 million for the periods ended October 31, 2012, 2011 and 2010 respectively. All restricted stock awards under the Long Term Investment Plan are fully vested at the date of award.

Under the Company’s 2005 Directors Plan, the Company granted 14,152 shares of restricted stock with a weighted average grant date fair value of $50.87 in 2012. The Company granted 11,144 shares of restricted stock with a weighted average grant date fair value of $64.59 under the Company’s 2005 Directors Plan in 2011. The total expense recorded under the plan was $0.7 million for the periods ended October 31, 2012, 2011 and 2010 respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.

The total stock expenses recorded under the plans were $3.6 million, $4.2 million and $8.1 million for the periods ended October 31, 2012, 2011 and 2010 respectively.

NOTE 12—INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.

The provision for income taxes consists of the following (Dollars in millions):

For the years ended October 31,	2012	2011	2010
Current
Federal	$19.7	$25.6	$15.2
State and local	5.4	4.4	5.8
Non-U.S.	11.5	25.2	14.9

	36.6	55.2	35.9
Deferred
Federal	10.3	11.0	(0.4)
State and local	2.7	5.0	0.7
Non-U.S.	7.2	(6.2)	7.3

	20.2	9.8	7.6

	$56.8	$65.0	$43.5

Non-U.S. income before income tax expense was $76.5 million, $130.7 million and $155.5 million in 2012, 2011, and 2010, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2012	2011	2010
United States federal tax rate	35.00%	35.00%	35.00%
Non-U.S. tax rates	-1.40%	-10.00%	-15.00%
State and local taxes, net of federal tax benefit	2.20%	1.90%	1.30%
United States tax credits	-0.70%	-0.80%	-4.00%
Unrecognized tax benefits	-5.60%	12.40%	-1.50%
Valuation allowance	1.50%	-14.40%	1.90%
Withholding tax	1.10%	1.10%	1.30%
Foreign partnerships	-4.20%	-1.00%	—
Other items	2.50%	2.80%	-1.50%

	30.40%	27.00%	17.50%

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows (Dollars in millions):

	2012	2011
Deferred Tax Assets
Net operating loss carryforwards	$89.5	$132.3
Minimum pension liabilities	61.9	51.0
Insurance operations	9.1	9.7
Incentives	4.1	6.6
Environmental reserves	7.4	7.1
Inventories	2.7	—
State income tax	9.2	9.0
Postretirement	7.4	9.5
Other	5.7	4.1
Derivatives instruments	0.5	—
Interest	6.2	7.0
Allowance for doubtful accounts	4.5	3.3
Restructuring reserves	1.1	2.6
Deferred compensation	2.5	2.9
Foreign tax credits	1.8	1.8
Vacation accruals	1.4	1.2
Stock options	1.4	2.1
Severance	0.2	—
Workers compensation accruals	2.5	1.0

Total Deferred Tax Assets	219.1	251.2
Valuation allowance	(56.6)	(45.0)

Net Deferred Tax Assets	162.5	206.2

Deferred Tax Liabilities
Properties, plants and equipment	121.6	108.4
Goodwill and other intangible assets	96.4	80.0
Inventories	—	1.0
Derivative instruments	—	0.3
Foreign exchange	7.8	1.2
Timberland transactions	95.7	95.7
Pension	13.6	22.6

Total Deferred Tax Liabilities	335.1	309.2

Net Deferred Tax Liability	$(172.6)	$(103.0)

As of October 31, 2012, the Company had tax benefits from non-U.S. net operating loss carryforwards of approximately $89.0 million and approximately $0.5 million of state net operating loss carryfowards. During 2012, the change in net operating loss carryforwards was primarily related to a settlement with the Dutch taxing authorities and to offset a Dutch taxable gain. The company has recorded valuation allowances of $56.6 million and $45.0 million as of October 31, 2012 and 2011, respectively against the tax benefits from non-U.S. net deferred tax assets.

As of October 31, 2012, the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

A reconciliation of the beginning and ended amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at November 1	$79.6	$35.4	$45.5
Increases in tax provisions for prior years	6.8	49.7	0.1
Decreases in tax provisions for prior years	(2.1)	(1.6)	(2.7)
Increases in tax positions for current years	3.9	—	1.5
Settlements with taxing authorities	(32.5)	(4.5)	(6.7)
Lapse in statute of limitations	(0.3)	—	—
Currency translation	(6.6)	0.6	(2.3)

Balance at October 31	$48.8	$79.6	$35.4

The 2012 decrease in settlements with taxing authorities is primarily related to a settlement with the Dutch tax authorities relative to the application of Dutch Article 13(a) participation exemption.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With a few exceptions, the Company is subject to audit by various taxing authorities for 2008 through the current fiscal year. The company has completed its U.S. federal tax audit for the tax years through 2009. The Company has open tax years in the Netherlands for the fiscal period 2001 through the current fiscal period.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2012 and October 31, 2011, the Company had $1.7 million and $0.9 million, respectively, accrued for the payment of interest and penalties.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2013 based on lapses of the applicable statutes of limitations of unrecognized tax benefits. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $28.0 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $56.9 million, $64.9 million and $29.3 million in 2012, 2011, and 2010, respectively.

NOTE 13 – POST RETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. Certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding or more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 and in various dates in the preceding five years for the non-U.S. plans will not be eligible to participate in the defined benefit pension plans, but will participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa.

Pension plan contributions by the Company totaled $18.0 million, $32.6 million, and $23.0 million during 2012, 2011 and 2010, respectively. Contributions during 2013 are expected to be approximately $13.1 million.

The following table presents the number of participants in the defined benefit plans:

						Other
October 31, 2012	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Active participants	2,402	2,004	127	158	48	65
Vested former employees	3,660	2,913	63	418	249	17
Retirees and beneficiaries	4,043	2,210	248	726	804	55
Other plan participants	35	0	0	0	35	0

October 31, 2011	Consolidated	USA	Germany	United Kingdom	Netherlands	Other Intl
Active participants	2,507	2,113	125	158	46	65
Vested former employees	3,581	2,923	68	418	154	18
Retirees and beneficiaries	3,749	2,142	245	726	583	53
Other plan participants	1	0	0	0	1	0

The actuarial assumptions at October 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

						Other
For the year ended October 31, 2012	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Discount rate	3.92%	4.00%	3.50%	4.25%	3.25%	4.89%
Expected return on plan assets	6.46%	6.75%	N/A	6.75%	5.00%	6.55%
Rate of compensation increase	2.99%	3.00%	2.75%	3.50%	2.25%	2.29%

For the year ended October 31, 2011
Discount rate	4.94%	4.90%	5.25%	5.00%	5.00%	5.55%
Expected return on plan assets	7.20%	8.25%	N/A	7.50%	4.25%	6.60%
Rate of compensation increase	3.13%	3.00%	2.75%	4.00%	2.25%	2.70%

For the year ended October 31, 2010
Discount rate	5.20%	5.50%	5.00%	5.25%	4.25%	5.44%
Expected return on plan assets	7.50%	8.25%	N/A	7.50%	6.00%	6.68%
Rate of compensation increase	3.11%	3.00%	2.75%	4.00%	2.25%	3.01%

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our defined benefit pension plans’ assets, we formulate views on the future economic environment, both in the U.S. and abroad. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns, such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations.

Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 6.5% long-term expected return on those assets for cost recognition in 2012. For the defined benefit pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Benefit Obligations

The components of net periodic pension cost include the following (Dollars in millions):

						Other
For the year ended October 31, 2012	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$13.4	$10.0	$0.4	$2.1	$0.5	$0.4
Interest cost	29.6	16.6	1.4	7.0	3.9	0.7
Expected return on plan assets	(33.9)	(17.6)	—	(11.8)	(3.6)	(0.9)
Amortization of prior service cost	1.5	1.5	—	—	—	—
Recognized net actuarial loss	11.4	9.9	0.1	0.6	0.4	0.4

Net periodic pension cost	22.0	20.4	1.9	(2.1)	1.2	0.6

						Other
For the year ended October 31, 2011	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$12.7	$9.0	$0.5	$2.1	$0.7	$0.4
Interest cost	29.6	16.6	1.4	7.1	3.9	0.6
Expected return on plan assets	(36.8)	(19.7)	—	(12.7)	(3.7)	(0.7)
Amortization of prior service cost	1.9	1.9	—	—	—	—
Recognized net actuarial loss	8.4	7.1	0.1	0.4	0.4	0.4

Net periodic pension cost	$15.8	$14.9	$2.0	$(3.1)	$1.3	$0.7

						Other
For the year ended October 31, 2010	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$12.7	$9.2	$0.4	$2.3	$0.4	$0.4
Interest cost	29.3	16.0	1.4	7.0	4.3	0.6
Expected return on plan assets	(34.8)	(18.1)	—	(11.6)	(4.4)	(0.7)
Amortization of transition net asset	—	—	—	—	—	—
Amortization of prior service cost	0.9	0.9	—	—	—	—
Recognized net actuarial loss	6.7	5.9	—	0.5	—	0.3

Net periodic pension cost	$14.8	$13.9	$1.8	$(1.8)	$0.3	$0.6

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation (Dollars in millions):

						Other
	Consolidated	USA	Germany	United Kingdom	Netherlands	International
For the year ended October 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$616.2	$345.5	$27.9	$142.1	$85.3	$15.4
Service cost	13.4	10.0	0.4	2.1	0.5	0.4
Interest cost	29.6	16.6	1.4	7.0	3.9	0.7
Plan participant contributions	0.3	—	—	0.1	0.2	—
Expenses paid from assets	(1.1)	(1.1)	—	—	—	—
Multi-plan combination	1.7	—	—	1.7	—	—
Actuarial loss	91.9	47.3	8.4	11.4	24.0	0.8
Foreign currency effect	(1.7)	—	(1.5)	3.9	(4.5)	0.4
Benefits paid	(27.9)	(13.6)	(1.3)	(6.4)	(6.0)	(0.6)

Benefit obligation at end of year	$722.4	$404.7	$35.3	$161.9	$103.4	$17.1

For the year ended October 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of year	$580.7	$309.5	$28.5	$134.5	$94.9	$13.3
Service cost	12.7	9.0	0.5	2.1	0.7	0.4
Interest cost	29.5	16.6	1.4	7.0	3.9	0.6
Plan participant contributions	0.5	—	—	0.3	0.2	—
Amendments	(1.7)	(0.7)	—	(1.0)	—	—
Actuarial (gain) loss	25.0	24.8	(0.8)	6.2	(7.0)	1.8
Foreign currency effect	(2.9)	—	(0.4)	(1.3)	(1.2)	—
Benefits paid	(27.6)	(13.7)	(1.3)	(5.7)	(6.2)	(0.7)

Benefit obligation at end of year	$616.2	$345.5	$27.9	$142.1	$85.3	$15.4

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years (Dollars in millions):

						Other
Actuarial value of benefit obligations	Consolidated	USA	Germany	United Kingdom	Netherlands	International
October 31, 2012
Projected benefit obligation	722.4	404.7	35.3	161.9	103.4	17.1
Accumulated benefit obligation	687.8	382.0	32.5	156.6	102.0	14.7
Plan assets	599.1	298.4	—	187.4	99.3	14.0

October 31, 2011
Projected benefit obligation	616.2	345.5	27.9	142.1	85.3	15.4
Accumulated benefit obligation	589.1	327.2	26.0	138.3	84.4	13.2
Plan assets	540.3	263.0	—	176.7	87.9	12.7

Plans with ABO in excess of Plan assets
October 31, 2012
Accumulated benefit obligation	531.2	382.0	32.5	—	102.0	14.7
Plan assets	408.3	298.4	—	—	99.3	10.6

October 31, 2011
Accumulated benefit obligation	366.4	327.2	26.0	—	—	13.2
Plan assets	272.1	263.0	—	—	—	9.1

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2013	$45.6
2014	$31.2
2015	$31.9
2016	$33.0
2017	$34.4
2018-2022	$184.0

Plan assets

The plans’ assets consist of domestic and foreign equity securities, government and corporate bonds, cash, mutual funds and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2012 and 2011.

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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2012	2012	2011	2011
Asset Category	Target	Actual	Target	Actual
Equity securities	34%	34%	41%	42%
Debt securities	45%	45%	35%	34%
Other	21%	21%	24%	24%

Total	100%	100%	100%	100%

The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
For the year ended October 31, 2012
Change in plan assets:
Fair value of plan assets at beginning of year	$540.3	$263.0	$—	$176.7	$87.9	$12.7
Actual return on plan assets	66.2	35.3	—	8.6	21.9	0.4
Expenses paid	(1.1)	(1.1)	—	—	—	—
Plan participant contributions	0.3	—	—	0.1	0.2	—
Multi-plan combination	1.7	—	—	1.7	—	—
Foreign currency impact	(0.2)	—	—	4.5	(4.7)	—
Employer contributions	18.0	14.3	—	2.2	—	1.5
Benefits paid	(26.1)	(13.1)	—	(6.4)	(6.0)	(0.6)

Fair value of plan assets at end of year	$599.1	$298.4	$—	$187.4	$99.3	$14.0

For the year ended October 31, 2011
Change in plan assets:
Fair value of plan assets at beginning of year	$514.7	$228.3	$—	$178.5	$97.7	$10.2
Actual return on plan assets	21.4	21.0	—	2.8	(2.6)	0.2
Expenses paid	(1.0)	(1.0)	—	—	—	—
Plan participant contributions	0.5	—	—	0.3	0.2	—
Other	1.1	—	—	(0.7)	—	1.8
Foreign currency effects	(3.2)	—	—	(1.5)	(1.2)	(0.5)
Employer contributions	32.6	27.9	—	3.0	—	1.7
Benefits paid	(25.8)	(13.2)	—	(5.7)	(6.2)	(0.7)

Fair value of plan assets at end of year	$540.3	$263.0	$—	$176.7	$87.9	$12.7

The following table presents the fair value measurements for the pension assets:

As of October 31, 2012 (Dollars in millions)

	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$7.7	$216.3	$—	$224.0
Fixed income	89.0	99.3	—	188.3
Debt securities	—	56.8	—	56.8
Insurance annuity	—	—	99.3	99.3
Other	15.1	15.6	—	30.7

Total	$111.8	$388.0	$99.3	$599.1

As of October 31, 2011 (Dollars in millions)

	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$78.0	$149.3	$—	$227.3
Fixed income	75.9	75.8	—	151.7
Debt securities	—	28.1	—	28.1
Insurance annuity	—	—	87.9	87.9
Other	17.8	27.5	—	45.3

Total	$171.7	$280.7	$87.9	$540.3

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3). There have been no transfers in or out of level 3:

	Non-U.S. Pension Plan
(Dollars in millions)	2012	2011
Balance at beginning of year	$87.9	$97.7

Actual return on plan assets held at reporting date:
Assets still held at reporting date	21.9	(2.6)
Plan participant contributions	0.2	0.2
Settlements	(6.0)	(6.2)

Currency impact	(4.7)	(1.2)

Balance at end of year	$99.3	$87.9

Financial statement presentation including other comprehensive income:

						Other
As of October 31, 2012	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Unrecognized net actuarial loss	$203.5	$140.9	$12.0	$26.0	$17.6	$7.0
Unrecognized prior service cost	0.9	0.9	—	—	—	—
Unrecognized initial net obligation	0.4	—	—	—	—	0.4

Accumulated other comprehensive loss	$204.8	$141.8	$12.0	$26.0	$17.6	$7.4

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$28.8	$—	$—	$25.6	$—	$3.2
Accrued benefit liability	(152.1)	(106.3)	(35.3)	—	(4.1)	(6.4)
Accumulated other comprehensive loss	204.8	141.8	12.0	26.0	17.6	7.4

Net amount recognized	$81.5	$35.5	$(23.3)	$51.6	$13.5	$4.2

						Other
As of October 31, 2011	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Unrecognized net actuarial loss	$153.4	$119.5	$3.9	$11.5	$12.9	$5.6
Unrecognized prior service cost	4.7	4.7	—	—	—	—
Unrecognized initial net obligation	0.5	(0.1)	—	—	—	0.6

Accumulated other comprehensive loss	$158.6	$124.1	$3.9	$11.5	$12.9	$6.2

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$40.7	$—	$—	$34.6	$2.6	$3.5
Accrued benefit liability	(115.0)	(80.9)	(27.9)	—	—	(6.2)
Accumulated other comprehensive loss	158.6	124.1	3.9	11.5	12.9	6.2

Net amount recognized	$84.3	$43.2	$(24.0)	$46.1	$15.5	$3.5

	October 31, 2012	October 31, 2011
Accumulated other comprehensive loss at beginning of year	$158.6	$132.3
Increase or (decrease) in accumulated other comprehensive (income) or loss
Net transition obligation amortized during fiscal year	(0.1)	(0.1)
Net prior service costs amortized during fiscal year	(1.5)	(1.9)
Net loss amortzied during fiscal year	(11.3)	(8.4)
Prior service (cost) or credit recognized during fiscal year due to curtailment	(2.3)	0.3
Prior service costs occuring during fiscal year	—	25.0
Liability loss occuring during fiscal year	92.0	13.7
Asset (gain) occuring during fiscal year	(30.7)	(2.0)

Increase in accumulated other comprehensive or loss	$46.1	$26.6
Foreign currency impact	0.1	(0.3)

Accumulated other comprehensive (income) or loss at Current fiscal year end	$204.8	$158.6

In 2013, the Company expects to record an amortization loss of $16.4 million of prior service costs from shareholders’ equity into pension costs.

Defined contribution plans

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $3.9 million in 2012, $3.6 million in 2011 and $2.9 million in 2010.

Supplemental Employee Retirement Plan

The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees.

Postretirement Health Care and Life Insurance Benefits

The Company has certain postretirement health and life insurance benefit plans in the United States and South Africa. The Company uses a measurement date of October 31 for its postretirement benefit plans.

The following table presents the number of participants in the post-retirement health and life insurance benefit plans:

October 31, 2012	Consolidated	USA	South Africa
Active participants	31	12	19
Vested former employees	0	0	0
Retirees and beneficiaries	916	812	104
Other plan participants	0	0	0

October 31, 2011	Consolidated	USA	South Africa
Active participants	32	12	20
Vested former employees	0	0	0
Retirees and beneficiaries	1,112	1,000	112
Other plan participants	0	0	0

The discount rate actuarial assumptions at October 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

	Consolidated	United States	South Africa
For the year ended October 31, 2012	4.77%	4.00%	7.75%
For the year ended October 31, 2011	5.56%	4.90%	8.25%

The components of net periodic cost for the postretirement benefits include the following (Dollars in millions):

For the years ended October 31,	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	1.1	1.2	1.6
Amortization of prior service cost	(1.6)	(1.6)	(1.3)
Recognized net actuarial loss (gain)	—	(0.1)	(0.1)

Net periodic (income) cost	$(0.5)	$(0.5)	$0.2

The following table sets forth the plans’ change in benefit obligation, change in plan assets and amounts recognized in the consolidated financial statements (Dollars in millions):

	October 31, 2012	October 31, 2011
Benefit obligation at beginning of year	$20.8	$21.6
Service cost	—	—
Interest cost	1.0	1.2
Actuarial loss	0.2	0.8
Foreign currency effect	(0.3)	(0.5)
Plan amendments	—	—
Benefits paid	(2.4)	(2.3)

Benefit obligation at end of year	$19.3	$20.8

Funded status	$(19.3)	$(20.8)
Unrecognized net actuarial loss	(0.9)	(1.1)
Unrecognized prior service credit	(10.7)	(12.4)

Net amount recognized	$(30.9)	$(34.3)

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $19.3 million and $0, respectively, as of October 31, 2012 compared to $20.8 million and $0, respectively, as of October 31, 2011.

The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	7.2%
Ultimate trend rate	5.2%
Year ultimate trend rate reached	2018

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$55	$(47)
Effect on postretirement benefit obligation	$664	$(553)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2013	$2.3
2014	$2.0
2015	$1.8
2016	$1.7
2017	$1.6
2018-2022	$6.9

NOTE 14 – CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES

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

Environmental Reserves

As of October 31, 2012 and 2011, environmental reserves of $27.5 million and $29.3 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of October 31, 2012 and 2011, environmental reserves of the Company included $13.9 million and $14.0 million, respectively, for its blending facility in Chicago, Illinois; $7.4 million and $9.5 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $4.2 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $2.0 million and $1.6 million for various other facilities around the world.

As of October 31, 2012, the Company estimated that payments for environmental remediation will be $8.6 million in 2013, $3.8 million in 2014, $2.1 million in 2015, $3.8 million in 2016, $2.1 million in 2017, and $7.1 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively:

(In millions except per share data)	2012	2011	2010
Numerator
Numerator for basic and diluted EPS -
Net income attributable to Greif	$126.1	$177.5	$202.8
Cash dividends	97.7	97.8	93.1

Undistributed net income attributable to Greif, Inc.	$28.4	$79.7	$109.7
Demonimator
Denominator for basic EPS -
Class A common stock	25.2	24.9	24.7
Class B common stock	22.1	22.3	22.4
Denominator for diluted EPS -
Class A common stock	25.2	25.0	25.0
Class B common stock	22.1	22.3	22.4
EPS Basic
Class A common stock	$2.17	$3.05	$3.48
Class B common stock	$3.24	$4.56	$5.21
EPS Diluted
Class A common stock	$2.17	$3.04	$3.46
Class B common stock	$3.24	$4.56	$5.21

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

Common Stock Repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2012, the Company repurchased no shares of Class A Common Stock and 1,000 shares of Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2012, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all repurchased in prior years except for the 1,000 shares referenced above. The total cost of the shares repurchased from November 1, 2009 through October 31, 2012 was $17.8 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,283,465	16,998,455
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2011:
Class A Common Stock	128,000,000	42,281,920	24,972,029	17,309,891
Class B Common Stock	69,120,000	34,560,000	22,120,966	12,439,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2012	2011	2010
Class A Common Stock:
Basic shares	25,162,686	24,869,573	24,654,364
Assumed conversion of stock options	73,306	180,253	299,448

Diluted shares	25,235,992	25,049,826	24,953,812

Class B Common Stock:
Basic and diluted shares	22,120,391	22,349,844	22,445,322

No stock options were antidilutive for the years ended October 31, 2012, 2011, or 2010.

Dividends per Share

The Company pays quarterly dividends of varying amounts computed on the basis as described above. The annual dividends paid for the last two years are as follows:

2012 Dividends per Share – Class A $1.68; Class B $2.51

2011 Dividends per Share – Class A $1.68; Class B $2.51

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in eight such affiliates. Equity earnings of unconsolidated affiliates, net of tax for 2012, 2011 and 2010 were $1.3 million, $4.8 million and $3.6 million, respectively. Dividends received from the Company’s equity method affiliates for the years ended October 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively. There were no dividends received from the Company’s equity method affiliates for the year ended October 31, 2010. The Company has made loans to an entity deemed a VIE and accounted for as an equity method investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of October 31, 2012 these loans had an outstanding balance of $17.4 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the years ended October 31, 2012, 2011 and 2010 was $5.5 million, $2.9 million and $5.7 million, respectively.

NOTE 17 – BUSINESS SEGMENT INFORMATION

The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services, Flexible Products & Services, Paper Packaging, and Land Management.

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and the sale of industrial and consumer shipping sacks and multiwall bag products in North America. The Company’s flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at its fully integrated production sites, as well as sourced from strategic regional suppliers. Flexible products are sold to customers and in market segments similar to those of the Company’s Rigid Industrial Packaging & Services segment. Additionally, the Company’s flexible products significantly expand its presence in the agricultural and food industries, among others. The Company’s industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical building products and food industries.

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 270,100 acres of timber properties in the southeastern United States, which are actively managed, and 11,860 acres of timber properties in Canada, which are not actively managed. Land Management’s operations focus on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

The following segment information is presented for each of the three years in the period ended October 31, 2012 (Dollars in millions):

	2012	2011	2010
Net sales:
Rigid Industrial Packaging & Service	$3,075.6	$3,014.3	$2,588.2
Flexible Products & Services	453.3	538.0	233.1
Paper Packaging	713.8	675.0	624.1
Land Management	26.8	20.9	16.4

Total net sales	$4,269.5	$4,248.2	$3,461.8

Operating profit:
Operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:
Rigid Industrial Packaging & Service	$216.0	$255.4	$286.5
Flexible Products & Services	11.3	41.3	18.8
Paper Packaging	83.5	74.4	60.6
Land Management	15.3	19.0	9.0

Total operating profit, before the impact of restructuring charges, restructuring-related inventory charges and acquisition-related costs:	326.1	390.1	374.9

Restructuring charges:
Rigid Industrial Packaging & Service	22.0	24.1	21.0
Flexible Products & Services	11.4	6.9	0.6
Paper Packaging	—	(0.5)	5.1

Total restructuring charges	33.4	30.5	26.7

Restructuring-related inventory charges:
Rigid Industrial Packaging	—	—	0.1

Total inventory-related restructuring charges	—	—	0.1

Acquisition-related costs:
Rigid Industrial Packaging & Service	7.3	9.9	7.6
Flexible Products & Services	0.9	14.5	19.5

Total acquisition-related costs	8.2	24.4	27.1
Non-cash asset impairment charges:
Rigid Industrial Packaging & Service	—	1.5	—
Flexible Products & Services	—	3.0	—

Total non-cash asset impairment charges	—	4.5	—
Operating profit (loss):
Rigid Industrial Packaging	186.7	219.9	257.8
Flexible Products & Services	(1.0)	16.9	(1.3)
Paper Packaging	83.5	74.9	55.5
Land Management	15.3	19.0	9.0

Total operating profit	$284.5	$330.7	$321.0

	2012	2011	2010
Assets:
Rigid Industrial Packaging & Services	$2,484.7	$2,719.7	$2,041.2
Flexible Products & Services	363.8	383.5	353.7
Paper Packaging	401.7	420.4	435.6
Land Management	280.5	280.1	274.4

Total segment	3,530.7	3,803.7	3,104.9
Corporate and other	326.2	385.1	376.6

Total assets	$3,856.9	$4,188.8	$3,481.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$105.1	$93.0	$79.1
Flexible Products & Services	14.7	16.6	4.9
Paper Packaging	31.6	31.6	29.2
Land Management	3.3	3.0	2.8

Total depreciation, depletion and amortization expense	$154.7	$144.2	$116.0

The following geographic information is presented for each of the three years in the period ended October 31, 2012, (Dollars in millions):

	2012	2011	2010
Net Sales
North America	$1,983.9	$1,932.8	$1,732.8
Europe, Middle East, and Africa	1,634.9	1,645.6	1,171.4
Asia Pacific and Latin America	650.7	669.8	557.6

Total net sales	$4,269.5	$4,248.2	$3,461.8

The following table presents total assets by geographic region (Dollars in thousands):

	2012	2011
Assets:
North America	$1,717.2	$1,776.4
Europe, Middle East, and Africa	1,555.0	1,752.2
Asia Pacific and Latin America	584.7	660.2

Total assets	$3,856.9	$4,188.8

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)

As explained in Note 19, the Company identified several financial statement errors during the quarters ended July 31, 2012 and October 31, 2012 and corrected these errors in all the prior periods presented by restating the consolidated financial statements and other financial information included herein. The quarterly results of operations shown below present restated amounts by quarter. Below the quarterly financial data is the quarterly detail of the impact of the restatement on the consolidated statements of income, balance sheets, and statements of cash flows for the first three quarters of 2012 and 2011. The restatement did not impact the 2011 quarterly subtotal of cash flows from operating activities, cash flows from investing activities and cash flows from financing activities and therefore the quarterly restated statements of cash flows for 2011 are not provided below.

The quarterly results of operations for 2012 and 2011 are shown below (Dollars in millions, except per share amounts):

2012	January 31	April 30	July 31	October 31
Net sales	$992.8	$1,098.2	$1,102.9	$1,075.6
Gross profit	$177.4	$205.5	$202.2	$194.6
Net income(1)	$22.8	$39.2	$40.0	$29.6
Net income attributable to Greif, Inc.(1)	$21.7	$39.4	$38.5	$26.5
Earnings per share
Basic:
Class A Common Stock	$0.38	$0.68	$0.66	$0.45
Class B Common Stock	$0.55	$1.01	$0.99	$0.68
Diluted:
Class A Common Stock	$0.38	$0.67	$0.66	$0.45
Class B Common Stock	$0.55	$1.01	$0.99	$0.68
Earnings per share w ere calculated using the follow ing number of shares:
Basic:
Class A Common Stock	25,052,868	25,149,691	25,177,924	25,270,259
Class B Common Stock	22,120,966	22,120,666	22,119,966	22,119,966
Diluted:
Class A Common Stock	25,194,245	25,291,095	25,272,849	25,352,754
Class B Common Stock	22,120,966	22,120,666	22,119,966	22,119,966
Market price (Class A Common Stock):
High	$49.99	$56.88	$54.90	$47.38
Low	$41.74	$48.02	$38.78	$39.98
Close	$48.45	$53.64	$43.26	$41.96
Market price (Class B Common Stock):
High	$50.39	$57.61	$55.74	$52.70
Low	$42.43	$49.50	$42.15	$45.20
Close	$49.50	$54.89	$50.00	$45.30

(1)

We recorded the following significant transactions during the fourth quarter of 2012: (i) restructuring charges of $10.5 million and (ii) acquisition-related charges of $3.2 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2011	January 31	April 30	July 31	October 31
Net sales	$943.9	$1,050.8	$1,121.9	$1,131.6
Gross profit	$175.6	$206.9	$210.8	$205.0
Net income(1)	$40.6	$50.5	$68.4	$20.9
Net income attributable to Greif, Inc.(1)	$40.4	$50.3	$66.0	$20.8
Earnings per share
Basic:
Class A Common Stock	$0.70	$0.86	$1.13	$0.36
Class B Common Stock	$1.03	$1.29	$1.69	$0.53
Diluted:
Class A Common Stock	$0.69	$0.86	$1.12	$0.36
Class B Common Stock	$1.03	$1.29	$1.69	$0.53
Earnings per share w ere calculated using the follow ing number of shares:
Basic:
Class A Common Stock	24,787,857	24,825,768	24,897,665	24,967,000
Class B Common Stock	22,412,266	22,385,922	22,362,266	22,238,920
Diluted:
Class A Common Stock	25,062,556	25,106,626	25,113,185	25,075,209
Class B Common Stock	22,412,266	22,385,922	22,362,266	22,238,920
Market price (Class A Common Stock):
High	$65.76	$67.02	$67.57	$61.73
Low	$57.81	$60.67	$60.53	$40.77
Close	$63.05	$62.10	$61.05	$44.78
Market price (Class B Common Stock):
High	$63.00	$62.85	$62.50	$58.61
Low	$56.75	$57.96	$57.84	$40.55
Close	$60.45	$58.21	$58.33	$45.60

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

As of December 14, 2012, there were 433 stockholders of record of the Class A Common Stock and 109 stockholders of record of the Class B Common Stock.

	Three months ended July 31, 2012
	As Reported	Adjustments	As Adjusted
Net Sales	$1,102.8	$0.1	$1,102.9
Cost of products sold	900.3	0.4	900.7
Gross profit	202.5	(0.3)	202.2
Selling, general and administrative expenses	115.8	0.6	116.4
Operating profit	86.1	(0.9)	85.2
Interest expense, net	22.7	(0.8)	21.9
Other (income) expense, net	(2.3)	0.5	(1.8)

Income before income tax expense and equity earnings of unconsolidated affilitates, net	65.7	(0.6)	65.1

Equity earnings of unconsolidated affiliates, net of tax	0.5	(1.2)	(0.7)
Net income	41.8	(1.8)	40.0
Net (income) loss attibutable to noncontrolling interests	(1.1)	(0.4)	(1.5)
Net income attributable to Greif, Inc.	40.7	(2.2)	38.5

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$(0.04)	$0.66
Class B Common Stock	$1.05	$(0.06)	$0.99

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$(0.04)	$0.66
Class B Common Stock	$1.05	$(0.06)	$0.99

	July 31, 2012
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$492.8	$(2.3)	$490.5
Inventories	398.2	(5.1)	393.1
Net assets held for sale	6.6	7.2	13.8
Prepaid expenses and other current assets	133.3	(2.4)	130.9
Total current assets	1,147.5	(2.6)	1,144.9
Long-term assets
Goodwill	952.4	(2.5)	949.9
Deferred tax assets	64.1	4.4	68.5
Total long-term assets	1,371.3	1.9	1,373.2
Properties, plants and equipment
Machinery and equipment	1,375.1	(8.4)	1,366.7
Total properties, plants and equipment, net	1,394.9	(8.4)	1,386.5
Total assets	3,913.7	(9.1)	3,904.6

Current Liabilities
Accounts payable	461.2	0.4	461.6
Other current liabilities	166.0	(5.5)	160.5
Total current liabilities	833.2	(5.1)	828.1
Long-term Liabilities
Long-term debt	1,198.2	26.3	1,224.5
Deferred tax liabilities	207.4	(0.1)	207.3
Other long-term liabilities	188.9	5.2	194.1
Total long-term liabilities	1,730.8	31.4	1,762.2
Shareholders’ equity
Retained earnings	1,415.9	(13.5)	1,402.4
Foreign currency translation	(92.6)	4.5	(88.1)
Total Greif, Inc. shareholders’ equity	1,215.7	(9.0)	1,206.7
Noncontrolling interests	134.0	(26.5)	107.5
Total shareholders’ equity	1,349.7	(35.4)	1,314.3
Total liabilities and shareholders’ equity	3,913.7	(9.1)	3,904.6

Consolidated Cash Flow for the nine months ended July 31, 2012

For the nine months ended July 31,	2012		2012
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$107.0	$(5.0)	$102.0
Trade accounts receivable	49.3	0.7	50.0
Inventories	9.3	2.3	11.6
Pension and postretirement benefit liabilities	(8.1)	13.8	5.7
Other, net	67.5	2.6	70.1
Net cash provided by operating activities	319.9	14.4	334.3

Cash flows from investing activities:
Purchases of properties, plants and equipment	(107.5)	(18.1)	(125.6)
Net cash used in investing activities	(114.9)	(18.1)	(133.0)

Cash flows from financing activities:
Contributions of JV partner	—	3.7	3.7
Net cash provided by (used in) financing activities	(235.1)	3.7	(231.4)
Effects of exchange rates on cash	(5.6)	—	(5.6)
Net increase (decrease) in cash and cash equivalents	(35.7)	—	(35.7)
Cash and cash equivalents at beginning of year	127.4	—	127.4
Cash and cash equivalents at end of year	$91.7	$—	$91.7

	Three months ended April 30, 2012
	As Reported	Adjustments	As Adjusted
Net Sales	$1,095.3	$2.9	$1,098.2
Cost of products sold	892.2	0.5	892.7
Gross profit	203.1	2.4	205.5
Selling, general and administrative expenses	121.9	(2.8)	119.1
(Gain) on disposal of properties, plants and equipment, net	(3.2)	1.2	(2.0)
Operating profit	74.3	4.0	78.3
Interest expense, net	24.1	(0.8)	23.3
Income before income tax expense and equity earnings of unconsolidated affilitates, net	47.5	4.8	52.3
Income tax expense	13.3	1.8	15.1
Net income	36.2	3.0	39.2
Net (income) loss attibutable to noncontrolling interests	0.6	(0.4)	0.2
Net income attributable to Greif, Inc.	36.8	2.6	39.4

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.05	$0.68
Class B Common Stock	$0.95	$0.06	$1.01

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.63	$0.04	$0.67
Class B Common Stock	$0.95	$0.06	$1.01

	April 30, 2012
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$503.9	$(5.3)	$498.6
Inventories	385.9	(5.4)	380.5
Net assets held for sale	12.9	(2.0)	10.9
Prepaid expenses and other current assets	142.4	(7.7)	134.7
Total current assets	1,187.2	(20.4)	1,166.8
Long-term assets
Goodwill	973.8	(2.3)	971.5
Deferred tax assets	68.2	4.4	72.6
Total long-term assets	1,424.5	2.1	1,426.6
Properties, plants and equipment
Machinery and equipment	1,385.9	(0.6)	1,385.3
Total properties, plants and equipment, net	1,418.5	(0.6)	1,417.9
Total assets	4,030.2	(18.9)	4,011.3

Current Liabilities
Accounts payable	441.9	0.8	442.7
Other current liabilities	148.2	(4.7)	143.5
Total current liabilities	802.7	(3.9)	798.8
Long-term Liabilities
Long-term debt	1,286.0	26.3	1,312.3
Deferred tax liabilities	204.2	(0.1)	204.1
Other long-term liabilities	188.9	7.7	196.6
Total long-term liabilities	1,815.6	33.9	1,849.5
Shareholders’ equity
Retained earnings	1,413.6	(25.3)	1,388.3
Foreign currency translation	(31.4)	4.5	(26.9)
Total Greif, Inc. shareholders’ equity	1,273.6	(20.8)	1,252.8
Noncontrolling interests	138.3	(28.1)	110.2
Total shareholders’ equity	1,411.9	(48.9)	1,363.0
Total liabilities and shareholders’ equity	4,030.2	(18.9)	4,011.3

Consolidated Cash Flow for the six months ended April 30, 2012

For the six months ended April 30,	2012		2012
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$60.8	$1.2	$62.0
Trade accounts receivable	43.5	(1.9)	41.6
Inventories	37.1	1.9	39.0
Deferred purchase price	—	(1.2)	(1.2)
Accounts payable	(34.3)	4.5	(29.8)
Other, net	9.4	6.5	15.9
Net cash provided by operating activities	168.2	11.2	179.4

Cash flows from investing activities:
Purchases of properties, plants and equipment	(69.5)	(11.2)	(80.7)
Net cash used in investing activities	(91.3)	(11.2)	(102.5)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	(97.6)	—	(97.6)
Effects of exchange rates on cash	(1.8)	—	(1.8)
Net increase (decrease) in cash and cash equivalents	(22.5)	—	(22.5)
Cash and cash equivalents at beginning of year	127.4	—	127.4
Cash and cash equivalents at end of year	$104.9	$—	$104.9

	Three months ended January 31, 2012
	As Reported	Adjustments	As Adjusted
Net Sales	$992.7	$0.1	$992.8
Cost of products sold	814.0	1.4	815.4
Gross profit	178.7	(1.3)	177.4
Selling, general and administrative expenses	112.6	0.5	113.1
Operating profit	58.3	(1.8)	56.5
Interest expense, net	23.7	(0.8)	22.9

Income before income tax expense and equity earnings of unconsolidated affilitates, net	34.8	(1.0)	33.8
Income tax expense	10.2	0.8	11.0
Net income	24.6	(1.8)	22.8
Net (income) loss attibutable to noncontrolling interests	(0.7)	(0.4)	(1.1)
Net income attributable to Greif, Inc.	23.9	(2.2)	21.7

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$(0.03)	$0.38
Class B Common Stock	$0.61	$(0.06)	$0.55

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$(0.03)	$0.38
Class B Common Stock	$0.61	$(0.06)	$0.55

	January 31, 2012
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$546.8	$(6.2)	$540.6
Inventories	394.7	(4.8)	389.9
Net assets held for sale	10.3	(2.0)	8.3
Prepaid expenses and other current assets	142.9	(7.6)	135.3
Total current assets	1,235.9	(20.6)	1,215.3
Long-term assets
Goodwill	964.6	(2.3)	962.3
Other intangible assets, net of amortization	214.9	(1.0)	213.9
Deferred tax assets	65.6	4.4	70.0
Other long-term assets	94.5	1.2	95.7
Total long-term assets	1,408.4	2.3	1,410.7
Properties, plants and equipment
Machinery and equipment	1,365.6	(0.6)	1,365.0
Total properties, plants and equipment, net	1,421.3	(0.6)	1,420.7
Total assets	4,065.6	(18.9)	4,046.7

Current Liabilities
Accounts payable	394.2	4.6	398.8
Other current liabilities	157.1	(4.0)	153.1
Total current liabilities	760.8	0.6	761.4
Long-term Liabilities
Long-term debt	1,388.0	26.3	1,414.3
Deferred tax liabilities	203.9	(0.1)	203.8
Other long-term liabilities	182.0	6.2	188.2
Total long-term liabilities	1,912.9	32.4	1,945.3
Shareholders' equity
Retained earnings	1,401.3	(27.9)	1,373.4
Foreign currency translation	(33.0)	4.5	(28.5)
Total Greif, Inc. shareholders' equity	1,259.1	(23.4)	1,235.7
Noncontrolling interests	132.8	(28.5)	104.3
Total shareholders' equity	1,391.9	(51.9)	1,340.0
Total liabilities and shareholders' equity	4,065.6	(18.9)	4,046.7

Consolidated Cash Flow for the quarter ended January 31, 2012

For the quarter ended January 31,	2012		2012
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$24.6	$(1.8)	$22.8
Trade accounts receivable	10.8	(1.0)	9.8
Inventories	28.7	1.3	30.0
Accounts payable	(82.4)	1.0	(81.4)
Other, net	1.6	7.3	8.9
Net cash provided by operating activities	7.2	6.8	14.0

Cash flows from investing activities:
Purchases of properties, plants and equipment	(40.7)	(6.2)	(46.9)
Net cash used in investing activities	(68.9)	(6.2)	(75.1)

Cash flows from financing activities:
Proceeds from (payments on) short-term borrowings, net	(12.7)	(0.6)	(13.3)
Net cash provided by (used in) financing activities	40.3	(0.6)	39.7
Effects of exchange rates on cash	(2.0)	—	(2.0)
Net increase (decrease) in cash and cash equivalents	(23.4)	—	(23.4)
Cash and cash equivalents at beginning of year	127.4	—	127.4
Cash and cash equivalents at end of year	$104.0	$—	$104.0

	Three months ended July 31, 2011
	As Reported	Adjustments	As Adjusted
Cost of products sold	910.6	0.5	911.1
Gross profit	211.3	(0.5)	210.8
Selling, general and administrative expenses	109.1	1.3	110.4
Operating profit	108.0	(1.8)	106.2
Interest expense, net	18.4	(0.9)	17.5

Income before income tax expense and equity earnings of unconsolidated affilitates, net	85.1	(0.9)	84.2
Income tax expense	21.6	(4.3)	17.3
Net income	65.0	3.4	68.4
Net (income) loss attibutable to noncontrolling interests	(2.0)	(0.4)	(2.4)
Net income attributable to Greif, Inc.	63.0	3.0	66.0

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.08	$0.05	$1.13
Class B Common Stock	$1.61	$0.08	$1.69

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.07	$0.05	$1.12
Class B Common Stock	$1.61	$0.08	$1.69

	July 31, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$588.8	$(6.6)	$582.2
Inventories	484.8	(2.1)	482.7
Prepaid expenses and other current assets	149.0	(7.3)	141.7
Total current assets	1,375.2	(16.0)	1,359.2
Long-term assets
Goodwill	794.8	(2.3)	792.5
Other intangible assets, net of amortization	241.4	(0.9)	240.5
Deferred tax assets	33.8	1.3	35.1
Total long-term assets	1,240.9	(1.9)	1,239.0
Properties, plants and equipment
Machinery and equipment	1,491.1	(2.3)	1,488.8
Total properties, plants and equipment, net	1,387.8	(2.3)	1,385.5
Total assets	4,003.9	(20.2)	3,983.7

Current Liabilities
Accounts payable	465.5	5.7	471.2
Other current liabilities	155.6	(2.9)	152.7
Total current liabilities	872.1	2.8	874.9
Long-term Liabilities
Deferred tax liabilities	180.3	(0.1)	180.2
Other long-term liabilities	101.6	1.4	103.0
Total long-term liabilities	1,658.8	1.3	1,660.1
Shareholders’ equity
Retained earnings	1,405.3	(25.8)	1,379.5
Foreign currency translation	44.8	(14.1)	30.7
Total Greif, Inc. shareholders’ equity	1,363.7	(39.9)	1,323.8
Noncontrolling interests	109.3	15.6	124.9
Total shareholders’ equity	1,473.0	(24.3)	1,448.7
Total liabilities and shareholders’ equity	4,003.9	(20.2)	3,983.7

	Three months ended April 30, 2011
	As Reported	Adjustments	As Adjusted
Net Sales	$1,050.7	$0.1	$1,050.8
Cost of products sold	843.4	0.5	843.9
Gross profit	207.3	(0.4)	206.9
Selling, general and administrative expenses	113.9	0.6	114.5
Operating profit	91.3	(1.0)	90.3
Interest expense, net	18.6	(0.9)	17.7

Income before income tax expense and equity earnings of unconsolidated affilitates, net	65.4	(0.1)	65.3
Net income	50.6	(0.1)	50.5
Net (income) loss attibutable to noncontrolling interests	0.3	(0.5)	(0.2)
Net income attributable to Greif, Inc.	50.9	(0.6)	50.3

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.87	$(0.01)	$0.86
Class B Common Stock	$1.31	$(0.02)	$1.29

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.87	$(0.01)	$0.86
Class B Common Stock	$1.31	$(0.02)	$1.29

	April 30, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$521.4	$(5.8)	$515.6
Inventories	456.1	(1.8)	454.3
Prepaid expenses and other current assets	149.5	(7.1)	142.4
Total current assets	1,261.3	(14.7)	1,246.6
Long-term assets
Goodwill	731.4	(2.3)	729.1
Other intangible asset, net of amortization	172.1	(0.9)	171.2
Deferred tax assets	34.0	1.3	35.3
Total long-term assets	1,106.6	(1.9)	1,104.7
Properties, plants and equipment
Machinery and equipment	1,384.0	(2.1)	1,381.9
Total properties, plants and equipment, net	1,345.6	(2.1)	1,343.5
Total assets	3,713.5	(18.7)	3,694.8

Current Liabilities
Accounts payable	412.8	5.5	418.3
Other current liabilities	135.8	(2.1)	133.7
Total current liabilities	783.0	3.4	786.4
Long-term Liabilities
Deferred tax liabilities	181.3	(0.1)	181.2
Other long-term liabilities	110.5	5.8	116.3
Total long-term liabilities	1,502.9	5.7	1,508.6
Shareholders’ equity
Retained earnings	1,367.0	(28.9)	1,338.1
Foreign currency translation	68.3	(14.1)	54.2
Total Greif, Inc. shareholders’ equity	1,346.3	(43.0)	1,303.3
Noncontrolling interests	81.3	15.2	96.5
Total shareholders’ equity	1,427.6	(27.8)	1,399.8
Total liabilities and shareholders’ equity	3,713.5	(18.7)	3,694.8

	Three months ended January 31, 2011
	As Reported	Adjustments	As Adjusted
Net Sales	$943.8	$0.1	$943.9
Cost of products sold	767.7	0.6	768.3
Gross profit	176.1	(0.5)	175.6
Selling, general and administrative expenses	106.5	1.0	107.5
Operating profit	68.7	(1.5)	67.2
Interest expense, net	16.8	(0.9)	15.9

Income before income tax expense and equity earnings of unconsolidated affilitates, net	53.8	(0.6)	53.2
Income tax expense	13.2	(0.1)	13.1
Net income	41.1	(0.5)	40.6
Net (income) loss attibutable to noncontrolling interests	0.3	(0.5)	(0.2)
Net income attributable to Greif, Inc.	41.4	(1.0)	40.4

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.71	$(0.01)	$0.70
Class B Common Stock	$1.06	$(0.03)	$1.03

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.71	$(0.02)	$0.69
Class B Common Stock	$1.06	$(0.03)	$1.03

	January 31, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$475.8	$(5.6)	$470.2
Inventories	414.8	(1.7)	413.1
Prepaid expenses and other current assets	142.3	(6.9)	135.4
Total current assets	1,188.6	(14.2)	1,174.4
Long-term assets
Goodwill	697.4	(2.3)	695.1
Other intangible assets, net of amortization	170.2	(0.8)	169.4
Deferred tax assets	32.0	1.3	33.3
Total long-term assets	1,047.2	(1.8)	1,045.4
Properties, plants and equipment
Machinery and equipment	1,325.9	(2.0)	1,323.9
Total properties, plants and equipment, net	1,292.0	(2.0)	1,290.0
Total assets	3,527.8	(18.0)	3,509.8

Current Liabilities
Accounts payable	372.6	5.4	378.0
Other current liabilities	121.5	(1.2)	120.3
Total current liabilities	689.4	4.2	693.6
Long-term Liabilities
Deferred tax liabilities	184.0	(0.1)	183.9
Other long-term liabilities	113.4	5.5	118.9
Total long-term liabilities	1,491.6	5.4	1,497.0
Shareholders’ equity
Retained earnings	1,340.6	(28.3)	1,312.3
Foreign currency translation	14.2	(14.1)	0.1
Total Greif, Inc. shareholders’ equity	1,268.7	(42.4)	1,226.3
Noncontrolling interests	78.1	14.8	92.9
Total shareholders’ equity	1,346.8	(27.6)	1,319.2
Total liabilities and shareholders’ equity	3,527.8	(18.0)	3,509.8

NOTE 19 – CORRECTION OF ERRORS AND RESTATEMENT

As previously disclosed in its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012 (the “preceding Form 10-Q”), the Company’s internal audit process identified deficiencies in internal controls over financial reporting within its Rigid Industrial Packaging & Services business unit in Brazil and financial statement errors in that business unit were discovered in several prior periods. Consequently, the Company restated certain prior period amounts in the preceding Form 10-Q. During the fourth quarter of 2012, the Company concluded its review of internal controls in that business unit and in the other business units in Latin America. This further investigation identified additional prior period errors related to the Brazil business unit. The errors related to improperly stated reserves, inventory misstatements, and asset balances which the Company was unable to substantiate.

During the fourth quarter of 2012, the Company also identified several prior period errors related to accounting for non-routine and complex activities and transactions. The errors related primarily to the financing structures of two of the Company’s joint ventures formed in 2010 and 2011, which resulted in reclassifications to the balance sheets and statements of cash flows. In addition, there were other errors that resulted in balance sheet reclassifications between noncontrolling interest and foreign currency translation.

The impact of these additional prior period errors, plus the prior period errors reported in the preceding Form 10-Q, were not material to the Company in any of those years. However, the aggregate amount of prior period errors, net of tax, of $25.6 million, including the $18.4 million reported in the preceding Form 10-Q, would have been material to the Company’s current year consolidated statement of income. The Company has corrected these errors for all prior periods presented, including each of the quarters ended in 2012, by restating the consolidated financial statements and other financial information included herein. The adjustments were not material to the 2012 quarters which were also adjusted.

The following are the previously stated and corrected balances of certain consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows. The “As Reported” amounts are the amounts reported in the Annual Report on Form 10-K for the fiscal year ended October 31, 2011(Dollars in millions, except per share amounts):

	For the year ended
	October 31, 2011
	As Reported	Adjustments	As Adjusted
Net Sales	$4,247.9	$0.3	$4,248.2
Cost of products sold	3,446.8	3.0	3,449.8
Gross profit	801.1	(2.7)	798.4
Selling, general and administrative expenses	448.4	4.9	453.3

(Gain) on disposal of properties, plants and equipment, net	(14.9)	(1.2)	(16.1)
Operating profit	337.1	(6.4)	330.7
Interest expense, net	79.6	(3.6)	76.0

Income before income tax expense and equity earnings of unconsolidated affilitates, net	243.4	(2.8)	240.6
Income tax expense	71.1	(6.1)	65.0
Net income	177.1	3.3	180.4
Net (income) loss attibutable to noncontrolling interests	(1.1)	(1.8)	(2.9)
Net income attributable to Greif, Inc.	176.0	1.5	177.5

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.02	$0.03	$3.05
Class B Common Stock	$4.52	$0.04	$4.56

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.01	$0.03	$3.04
Class B Common Stock	$4.52	$0.04	$4.56

	October 31, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$568.6	$(7.2)	$561.4
Inventories	432.5	(3.5)	429.0
Net assets held for sale	11.4	(2.0)	9.4
Prepaid expenses and other current assets	140.0	(7.5)	132.5
Total current assets	1,305.3	(20.2)	1,285.1
Long-term assets
Goodwill	1,004.9	(2.3)	1,002.6
Other intangible assets, net of amortization	229.8	(1.0)	228.8
Deferred tax assets	70.6	4.4	75.0
Other long-term assets	92.2	1.2	93.4
Total long-term assets	1,466.7	2.3	1,469.0
Properties, plants and equipment
Machinery and equipment	1,389.0	(0.6)	1,388.4
Total properties, plants and equipment, net	1,435.3	(0.6)	1,434.7
Total assets	4,207.3	(18.5)	4,188.8

Current Liabilities
Accounts payable	487.8	5.5	493.3
Other current liabilities	167.7	(3.3)	164.4
Total current liabilities	929.8	2.2	932.0
Long-term Liabilities
Long-term debt	1,345.1	26.3	1,371.4
Deferred tax liabilities	196.7	(0.1)	196.6
Other long-term liabilities	203.3	3.1	206.4
Total long-term liabilities	1,885.3	29.4	1,914.7
Shareholders’ equity
Retained earnings	1,401.7	(25.7)	1,376.0
Foreign currency translation	(46.4)	4.5	(41.9)
Total Greif, Inc. shareholders’ equity	1,235.4	(21.2)	1,214.2
Noncontrolling interests	156.8	(28.9)	127.9
Total shareholders’ equity	1,392.2	(50.1)	1,342.1
Total liabilities and shareholders’ equity	4,207.3	(18.5)	4,188.8

	For the year ended
	October 31, 2010
	As Reported	Adjustments	As Adjusted
Net sales	$3,461.5	$0.3	$3,461.8
Cost of products sold	2,757.9	2.5	2,760.4
Gross profit	703.6	(2.2)	701.4
Selling, general and administrative expenses	362.9	2.2	365.1
Operating profit	325.4	(4.4)	321.0
Interest expense, net	65.8	(0.3)	65.5

Income before income tax expense and equity earnings of unconsolidated affilitates, net	252.5	(4.1)	248.4
Income tax expense	40.6	2.9	43.5
Net income	215.5	(7.0)	208.5
Net income attributable to noncontrolling interests	(5.5)	(0.2)	(5.7)
Net income attributable to Greif, Inc.	210.0	(7.2)	202.8

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.60	$(0.12)	$3.48
Class B Common Stock	$5.40	$(0.19)	$5.21

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.58	$(0.12)	$3.46
Class B Common Stock	$5.40	$(0.19)	$5.21

	October 31, 2010
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$480.2	$(5.3)	$474.9
Inventories	396.6	(1.5)	395.1
Prepaid expenses and other current assets	134.3	(6.6)	127.7
Total current assets	1,149.3	(13.4)	1,135.9
Long-term assets
Goodwill	709.7	(2.3)	707.4
Other intangible assets, net of amortization	173.2	(0.7)	172.5
Deferred tax assets	30.0	1.3	31.3
Total long-term assets	1,057.4	(1.7)	1,055.7
Properties, plants and equipment
Machinery and equipment	1,319.3	(1.8)	1,317.5
Total properties, plants and equipment, net	1,291.7	(1.8)	1,289.9
Total assets	3,498.4	(16.9)	3,481.5

Current Liabilities
Accounts payable	467.9	5.3	473.2
Other current liabilities	123.8	(0.3)	123.5
Total current liabilities	781.3	5.0	786.3
Long-term liabilities
Deferred tax liabilities	180.5	(0.1)	180.4
Other long-term liabilities	116.9	5.2	122.1
Total long-term liabilities	1,381.2	5.1	1,386.3
Shareholders’ equity
Retained earnings	1,323.5	(27.2)	1,296.3
Foreign currency translation	0.4	(14.1)	(13.7)
Total Greif, Inc. shareholders’ equity	1,234.5	(41.3)	1,193.2
Noncontrolling interests	101.4	14.3	115.7
Total shareholders’ equity	1,335.9	(27.0)	1,308.9
Total liabilities and shareholders’ equity	3,498.4	(16.9)	3,481.5

	For the year ended
	October 31, 2010
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net cash provided by operating activities	178.1	—	178.1

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(179.4)	(98.2)	(277.6)

Net cash used in investing activities	(327.2)	(98.2)	(425.4)

Cash flows from financing activities:
Proceeds from joint venture partner	—	98.2	98.2

Net cash provided by (used in) financing activities	145.9	98.2	244.1

	October 31, 2009
	As Reported	Adjustments	As Adjusted
Retained Earnings	$1,206.6	$(20.2)	$1,186.4
Noncontrolling interests	7.0	3.9	10.9
Accumulated Other Comprehensive Income (Loss)	(107.8)	(3.9)	(111.7)
Shareholders’ Equity	1,087.0	(20.2)	1,066.8

NOTE 20 – SUBSEQUENT EVENT

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, $5 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount.

The Amended Credit Agreement contains many of the same covenants as the preceding Credit Agreement and financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable trailing twelve month period.

The terms of the Amended Credit Agreement limit the Company’s ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of the Company’s equity interests. The repayment of amounts borrowed under the Amended Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of the Company’s United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company’s United States subsidiaries. The repayment of amounts borrowed under the Amended Credit Agreement is also secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the Amended Credit Agreement. However, in the event that the Company receives and maintains an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, the Company may request the release of such collateral. The payment of outstanding principal under the Amended Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Amended Credit Agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Greif, Inc.

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies as of October 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2012. Our audits also included Schedule II. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiary companies at October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif, Inc. and subsidiary companies’ internal control over financial reporting and our report dated December 26, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young, LLP

Columbus, Ohio

December 26, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012 (the “preceding Form 10-Q”), management had concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil. Although the deficiencies in internal controls did not result in a material misstatement in any individual prior period, the aggregate amount of the errors and the correction thereof would have been material to the preceding Form 10-Q. As a result, prior period amounts were adjusted in the preceding Form 10-Q. During the fourth quarter of 2012, the Company concluded its review of internal controls in the Brazil business unit and in the other business units in Latin America. Additional prior period errors were identified related to the Brazil business unit. The impact of these additional prior period errors, plus the prior period errors reported in the preceding Form 10-Q, were not material to the Company in any individual prior period. However, the aggregate amount of prior period errors of $25.6 million, including the $18.4 million reported in the preceding Form 10-Q, would have been material to the Company’s current consolidated statement of income. The Company has corrected these errors for all prior periods presented by restating the consolidated financial statements and other financial information included herein. In response to these issues, management has strengthened internal controls through more rigorous reconciliation and analytical review procedures. Specifically, management has added personnel in the Brazil business unit to improve the account reconciliation process, has added personnel in its corporate accounting area to provide more rigorous analytical reviews and has made management changes in the Brazil business unit. While management has tested and monitored these new controls and believes that they are effective, management has concluded that such personnel and controls have not been in place long enough to provide sufficient assurances that the above identified material weakness has been fully remediated, and therefore concluded there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight of our Brazil business unit as of October 31, 2012. Management will continue to monitor these controls to ensure that they continue to be effective.

During the fourth quarter of 2012, several current period and prior period errors were identified relating to accounting for non-routine or complex activities and transactions. These errors were not material to any individual prior period, and the correction of these errors would not have been material to the current period consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows. While the errors identified were determined by the Company to not be material, the number of errors indicated to management that there existed deficiencies in internal controls over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions as of October 31, 2012. Actions are being implemented to remediate the above identified material weakness, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving the documentation of the holistic review of the accounting, presentation and disclosure of such transactions.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Management has concluded that, because of a material weakness in internal controls over financial reporting related to the financial statement close process and oversight within the Brazil unit of our Rigid Industrial Packaging & Services business segment and a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions, our disclosure controls and procedures were not effective.

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

The following report is provided by our management on our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

2.	Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2012, management had concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight within the Brazil unit of our Rigid Industrial Packaging & Services business segment.

4.	During the fourth quarter of 2012, several current period and prior period errors were identified relating to accounting for non-routine or complex activities and transactions. Management has concluded there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions as of October 31, 2012.

5.	Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2012, and has concluded that, because of a material weakness in internal controls over financial reporting related to the financial statement close process and oversight within the Brazil unit of our Rigid Industrial Packaging & Services business segment and a material weakness in internal controls over non-routine or complex transactions, our disclosure controls and procedures were not effective.

Our internal control over financial reporting as of October 31, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc.

We have audited Greif, Inc. and subsidiaries’ internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Greif, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal controls over financial reporting relating to the financial statement close process and oversight of the Brazil unit of its Rigid Industrial Packaging & Services business segment and the accounting for non-routine or complex activities and transactions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Greif, Inc. and subsidiaries as of October 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2012. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the October 31, 2012 financial statements and this report does not affect our report dated December 26, 2012, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Greif, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of October 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Columbus, Ohio

December 26, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2013 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2013 Proxy Statement, which information is incorporated herein by reference.

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Vicki L. Avril, Bruce A. Edwards, John F. Finn and John W. McNamara. Ms. Avril is Chairperson of the Audit Committee. Our Board of Directors has determined that Ms. Avril is an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2013 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2012 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2013 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2013 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2013 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2013 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

3.5	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective November 1, 2011).	Current Report on Form 8-K dated November 2, 2011, File No. 001-00566 (see Exhibit 99.2 therein)

4.1	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6-3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4.2	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7-3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

4.3	Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10.1*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10.2*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10.3*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.4*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10.5*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.6*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.7*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.8*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.9*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.10*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.11*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.12*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10.13*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.14*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.15*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.16*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10.17*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated June 10, 2011, with Robert M. McNutt	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.18	Amended and Restated Credit Agreement dated October 29, 2010 among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as borrowers, with a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC, J.P. Morgan Securities LLC, KeyBank National Association, Citizens Bank of Pennsylvania and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Citizens Bank of Pennsylvania, Deutsche Bank Securities Inc. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association and Fifth Third Bank, as managing agents.	Current Report on Form 8-K dated November 4, 2010, File No. 001-00566 (see Exhibit 99.2 therein).

10.19	First Amendment dated as of June 22, 2011, to the Amended and Restated Credit Agreement dated as of October 29, 2010, among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as Borrowers, a syndicate of financial institutions, as Lenders, and Bank Of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.2 therein).

10.20	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10.21	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10.22	Amendment dated as of June 29, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

10.23	Amendment dated as of October 27, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.24	Amendment dated as of April 30, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10.25	Amendment dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

10.26	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(bb) therein).

10.27	First Amendment dated as of September 11, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10.28	Second Amendment dated as of December 7, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Annual Report on Form 10-K for fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 10(dd) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.29	Third Amendment dated as of May 10, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008 by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 99.1 therein).

10.30	Fourth Amendment dated as of June 22, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.1 therein).

10.31	Fifth Amendment dated as of September 30, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(cc) therein).

10.32	Sixth Amendment, dated as of September 19, 2011, to the Transfer and Administration Agreement, dated as of December 8, 2008, by and among Greif Packaging LLC, Greif Receivables Funding LLC and Bank of America National Association, as Managing Agent, Administrator, Committed Investor and Agent.	Current Report on Form 8-K dated September 23, 2011, File No. 001-00566 (see Exhibit 10.1 therein).

10.33	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.34	Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.35	Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ff) therein).

10.36	First Amendment dated as of September 30, 2010, to the Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(gg) therein).

10.37	Master Definitions Agreement dated as of April 27, 2012, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation, Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Coordination Center BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V. (Master Definitions Agreement provides definitions for agreements listed as Exhibits 10.2, 10.3 and 10.4).	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.1 therein).

10.38	Performance and Indemnity Agreement dated as of April 27, 2012, by and among Greif, Inc., as Performance Indemnity Provider, Cooperage Receivables Finance B.V., as Main SPV, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.2 therein).

10.39	Nieuw Amsterdam Receivables Purchase Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Nieuw Amsterdam Receivables Corporation, as Conduit Purchaser, Greif Coordination Center BVBA, as Master Servicer, Onward Seller and Originator Agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.3 therein).

10.40	Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.4 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
21	Subsidiaries of the Registrant. Contained herein.

23	Consent of Ernst & Young LLP. Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes. Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See exhibit 24(a) therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements. (1)	Contained herein.

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 26, 2012	By:	/s/ DAVID B. FISCHER

David B. Fischer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ DAVID B. FISCHER	/s/ ROBERT M. MCNUTT
David B. Fischer President and Chief Executive Officer Member of the Board of Directors (principal executive officer)	Robert M. McNutt Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ KENNETH B. ANDRE III	MICHAEL J. GASSER*
Kenneth B. Andre III Vice President, Corporate Controller (principal accounting officer)	Michael J. Gasser Chairman Member of the Board of Directors

VICKI L. AVRIL *	JOHN F. FINN*
Vicki L. Avril Member of the Board of Directors	John F. Finn Member of the Board of Directors

JOHN W. MCNAMARA *	BRUCE A. EDWARDS *
John W. McNamara Member of the Board of Directors	Bruce A. Edwards Member of the Board of Directors

DANIEL J. GUNSETT *	JUDITH D. HOOK *
Daniel J. Gunsett Member of the Board of Directors	Judith D. Hook Member of the Board of Directors

PATRICK J. NORTON *	MARK A. EMKES*
Patrick J. Norton Member of the Board of Directors	Mark A. Emkes Member of the Board of Directors

*	The undersigned, David B. Fischer, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Each of the above signatures is affixed as of December 26, 2012.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2010:
Allowance for doubtful accounts	$12.5	$1.1	$(0.2)	$(0.1)	$13.3

Environmental reserves	$33.4	$0.4	$(1.5)	$(6.1)	$26.2

Year ended October 31, 2011:
Allowance for doubtful accounts	$13.3	$1.0	$(0.5)	$—	$13.8

Environmental reserves	$26.2	$4.5	$(1.3)	$(0.1)	$29.3

Year ended October 31, 2012:
Allowance for doubtful accounts	$13.8	$3.6	$(0.3)	$—	$17.1

Environmental reserves	$29.3	$1.3	$(2.4)	$(0.7)	$27.5