Form 10-Q
period 2013-01-31
GREIF INC
filed 2013-03-01
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 25, 2013:

Class A Common Stock	25,348,475 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended
	January 31,
	2013	2012
Net sales	$1,008.6	$992.8
Cost of products sold	821.3	815.4

Gross profit	187.3	177.4
Selling, general and administrative expenses	122.6	113.1
Restructuring charges	1.3	8.9
(Gain) on disposal of properties, plants and equipment, net	(1.2)	(1.1)

Operating profit	64.6	56.5
Interest expense, net	21.6	22.9
Debt extinguishment charge	1.3	—
Other (income) expense, net	3.1	(0.2)

Income before income tax expense and equity earnings of unconsolidated affilitates, net	38.6	33.8
Income tax expense	12.5	11.0
Equity earnings of unconsolidated affiliates, net of tax	0.1	—

Net income	26.2	22.8
Net income attributable to noncontrolling interests	(1.3)	(1.1)

Net income attributable to Greif, Inc.	$24.9	$21.7

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$0.38
Class B Common Stock	$0.63	$0.55

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$0.38
Class B Common Stock	$0.63	$0.55

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended
	January 31,
	2013	2012
Net income	$26.2	$22.8
Other comprehensive income (loss):
Foreign currency translation	15.9	(7.4)
Reclassification of cash flow hedges to earnings, net of tax	(0.1)	(0.3)
Unrealized gain on cash flow hedges, net of tax	0.3	0.1
Minimum pension liabilities, net of tax	(0.4)	4.4

Other comprehensive income (loss), net of tax	15.7	(3.2)

Comprehensive income	41.9	19.6
Comprehensive income attributable to noncontrolling interests	5.6	5.1

Comprehensive income attributable to Greif, Inc.	$36.3	$14.5

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	January 31, 2013	October 31, 2012
Current assets
Cash and cash equivalents	91.6	91.7
Trade accounts receivable, less allowance of $17.1 in 2013 and $17.1 in 2012	443.0	453.9
Inventories	389.3	374.3
Deferred tax assets	17.2	18.9
Net assets held for sale	8.3	5.5
Current portion related party notes and advances receivable	2.5	2.5
Prepaid expenses and other current assets	174.6	117.2

	1,126.5	1,064.0

Long-term assets
Goodwill	996.3	976.1
Other intangible assets, net of amortization	195.2	198.6
Deferred tax assets	13.6	13.6
Related party notes receivable	15.0	15.7
Assets held by special purpose entities	50.9	50.9
Other long-term assets	119.2	118.3

	1,390.2	1,373.2

Properties, plants and equipment
Timber properties, net of depletion	217.2	217.8
Land	140.0	137.7
Buildings	504.7	460.0
Machinery and equipment	1,496.7	1,472.6
Capital projects in progress	119.5	149.3

	2,478.1	2,437.4
Accumulated depreciation	(1,051.9)	(1,017.7)

	1,426.2	1,419.7

Total assets	$3,942.9	3,856.9

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31, 2013	October 31, 2012
Current liabilities
Accounts payable	$392.9	$466.1
Accrued payroll and employee benefits	75.6	96.1
Restructuring reserves	6.8	8.0
Current portion of long-term debt	10.0	25.0
Short-term borrowings	102.9	77.1
Deferred tax liabilities	10.5	8.1
Other current liabilities	197.2	181.6

	795.9	862.0

Long-term liabilities
Long-term debt	1,305.2	1,175.3
Deferred tax liabilities	197.0	197.0
Pension liabilities	129.7	123.4
Postretirement benefit obligations	19.2	19.3
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	114.4	116.2

	1,808.8	1,674.5

Shareholders’ equity
Common stock, without par value	126.2	123.8
Treasury stock, at cost	(131.3)	(131.4)
Retained earnings	1,404.9	1,404.4
Accumulated other comprehensive loss:
- foreign currency translation	(57.5)	(69.1)
- interest rate and other cash flow hedges	(0.7)	(0.9)
- minimum pension liabilities	(126.4)	(126.0)

Total Greif, Inc. shareholders’ equity	1,215.2	1,200.8

Noncontrolling interests	123.0	119.6

Total shareholders’ equity	1,338.2	1,320.4

Total liabilities and shareholders’ equity	$3,942.9	$3,856.9

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the three months ended January 31,	2013	2012
Cash flows from operating activities:
Net income	$26.2	$22.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	39.5	38.7
Asset impairments	0.1	1.8
Unrealized foreign exchange (gain) loss	4.7	(2.7)
Deferred income taxes	0.3	(3.5)
Gain on disposals of properties, plants and equipment, net	(1.2)	(1.1)
Equity earnings of affiliates	(0.1)	—
Other, net	1.0	(0.6)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	13.5	9.8
Inventories	(10.3)	30.0
Deferred purchase price on sold receivables	(32.6)	(7.6)
Accounts payable	(78.9)	(81.4)
Restructuring reserves	(1.3)	(3.1)
Pension and postretirement benefit liabilities	3.5	(6.2)
Other, net	(33.2)	17.1

Net cash provided by (used in) operating activities	(68.8)	14.0

Cash flows from investing activities:
Purchases of properties, plants and equipment	(28.5)	(46.9)
Purchases of timber properties	—	(2.6)
Proceeds from the sale of properties, plants, equipment and other assets	1.0	1.3
Payments on (issuance of) notes receivable with related party, net	0.1	(12.6)

Net cash used in investing activities	(27.4)	(60.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	464.9	948.0
Payments on long-term debt	(350.8)	(853.4)
Proceeds from (payments on) short-term borrowings, net	5.6	(13.3)
Proceeds from (payments on) trade accounts receivable credit facility, net	3.2	(17.5)
Dividends paid	(24.4)	(24.3)
Fees paid for amended credit agreement	(3.4)	—
Payment of deferred purchase price related to acquisitions	—	(14.3)
Exercise of stock options	—	0.2

Net cash provided by financing activities	95.1	25.4

Effects of exchange rates on cash	1.0	(2.0)

Net decrease in cash and cash equivalents	(0.1)	(23.4)
Cash and cash equivalents at beginning of period	91.7	127.4

Cash and cash equivalents at end of period	$91.6	$104.0

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2013

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2013 and October 31, 2012 and the consolidated statements of operations, comprehensive income and cash flows for the three month periods ended January 31, 2013 and 2012 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2012 (the “2012 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2012 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2013 or 2012, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The Company presents various fair value disclosures in Notes 3 and 10 to these Consolidated Financial Statements.

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to Accounting Standards Codification (“ASC”) 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” deferred the adoption of presentation of reclassification items out of accumulated other comprehensive income. The Company adopted the new guidance on ASU 2011-05 beginning November 1, 2012, and the adoption of the new guidance did not impact the Company’s financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has adopted the new guidance, which will be fully implemented when the annual goodwill impairment testing is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company has adopted the new guidance, which will be fully implemented when the annual intangible asset impairment testing is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2013, the FASB has issued ASU’s 2009-01 through 2013-03. The Company has reviewed each ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company is expected to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The main objective in developing this update is to address implementation issues about the scope of ASU 2011-11. FASB stakeholders have told the FASB that because the scope in ASU 2011-11 is unclear, diversity in practice may result. Recent feedback from FASB stakeholders is that standard commercial provisions of many contracts would equate to a master netting arrangement. FASB stakeholders questioned whether it was the FASB’s intent to require disclosures for such a broad scope, which would significantly increase the cost of compliance. The objective of this update is to clarify the scope of the offsetting disclosures and address any unintended consequences. The Company is expected to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The Company is expected to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

During the three months ended January 31, 2013 and 2012, the Company completed no acquisitions or divestitures. The Company made a $14.3 million deferred cash payment during the three months ended January 31, 2012 for an acquisition completed in 2010.

The Company allocates purchase price as of the dates of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities. If additional information is obtained about these assets and liabilities within the measurement period (not to exceed one year from the date of acquisition), including through asset appraisals and learning more about the newly acquired business, the Company may refine its estimates of fair value to allocate the purchase price more accurately; however, any such revisions are not expected to be significant.

Pro Forma Information

The Company completed no acquisitions during the first quarter of 2013 or during 2012. Therefore, there are no pro forma results of operations to present.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden AB, Greif Packaging Sweden AB and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($195.1 million as of January 31, 2013). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

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

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.1 million as of January 31, 2013).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.9 million as of January 31, 2013).

These transactions are structured to provide for true legal sales, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks and affiliates. Under the European RPA, the RPA, the Singapore RPA and the Malaysian Agreement, the banks and affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables; although under the European RPA, the Seller provides a subordinated loan to the Main SPV, which is used to fund the remaining purchase price owed to the Selling Subsidiaries. The repayment of the subordinated loan to the Seller is paid from the collections of the receivables. As of the balance sheet reporting dates, the Company removes from accounts receivable the amount of cash proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continues to recognize the deferred purchase price within other current assets on the Company’s consolidated balance sheet as of the time the receivables are initially sold; accordingly the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of operations within other expense, net. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

The tables below contain information related to the Company’s accounts receivables programs for the activities related to the consolidated statements of operations and balance sheets, respectively (Dollars in millions):

	Three months ended
	January 31,
	2013	2012
European RPA
Gross accounts receivable sold to third party financial institution	$242.2	$—
Cash received for accounts receivable sold under the programs	214.7	—
Deferred purchase price related to accounts receivable sold	27.5	—
Loss associated with the programs	0.7	—
Expenses associated with the programs	—	—
RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$—	$171.8
Cash received for accounts receivable sold under the programs	—	152.1
Deferred purchase price related to accounts receivable sold	—	19.7
Loss associated with the programs	—	0.9
Expenses associated with the programs	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$17.2	$16.8
Cash received for accounts receivable sold under the program	17.2	16.8
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	0.1	0.1
Malaysian Agreement
Gross accounts receivable sold to third party financial institution	$5.3	$6.5
Cash received for accounts receivable sold under the program	5.3	6.5
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	—	—
Total RPAs and Agreement
Gross accounts receivable sold to third party financial institution	$264.7	$195.1
Cash received for accounts receivable sold under the program	237.2	175.4
Deferred purchase price related to accounts receivable sold	27.5	19.7
Loss associated with the program	0.7	0.9
Expenses associated with the program	0.1	0.1

	January 31,	October 31,
	2013	2012
European RPA
Accounts receivable sold to and held by third party financial institution	$161.6	$185.6
Uncollected deferred purchase price related to accounts receivable sold	40.2	3.5
RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$—
Uncollected deferred purchase price related to accounts receivable sold	—	—
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$3.7	$3.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreement
Accounts receivable sold to and held by third party financial institution	$2.7	$2.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreement
Accounts receivable sold to and held by third party financial institution	$168.0	$192.4
Uncollected deferred purchase price related to accounts receivable sold	$40.2	$3.5

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

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the RPA, the Singapore RPA and the Malaysian Agreement. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	January 31,	October 31,
	2013	2012
Finished Goods	$105.7	$96.9
Raw materials and work-in-process	283.6	277.4

	$389.3	$374.3

NOTE 5 — NET ASSETS HELD FOR SALE

As of January 31, 2013, there were two asset groups in the Rigid Industrial Packaging & Services segment and two asset groups in the Flexible Products & Services segment with assets held for sale. As of October 31, 2012, there was one asset group in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment with assets held for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended January 31, 2013, the Company recorded a gain on disposal of property, plant and equipment, net of $1.2 million. There was a sale of equipment in the Paper Packaging segment that resulted in a gain of $0.6 million, a disposal of equipment in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.3 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.3 million. None of these were previously classified as held for sale.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2013 (Dollars in millions):

	Rigid Industrial
	Packaging &	Flexible Products &
	Services	Services	Paper Packaging	Land Management	Total
Balance at October 31, 2012	$844.6	$71.6	$59.7	$0.2	$976.1
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	2.3	—	—	(0.2)	2.1
Currency translation	15.2	2.9	—	—	18.1

Balance at January 31, 2013	$862.1	$74.5	$59.7	$—	$996.3

Goodwill increased by $20.2 million for the three month period ended January 31, 2013. The increase in goodwill was primarily attributable to $18.1 million of currency fluctuations.

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

The Company concluded that no impairment or impairment indicators exist as of January 31, 2013.

The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2013 and October 31, 2012 (Dollars in millions):

		Accumulated	Net Intangible
	Gross Intangible Assets	Amortization	Assets
October 31, 2012:
Trademark and patents	$32.5	$3.6	$28.9
Non-compete agreements	14.4	11.1	3.3
Customer relationships	201.1	53.6	147.5
Other	23.8	4.9	18.9

Total	$271.8	$73.2	$198.6

January 31, 2013:
Trademark and patents	$31.8	$4.0	$27.8
Non-compete agreements	14.9	11.9	3.0
Customer relationships	205.8	58.5	147.3
Other	23.0	5.9	17.1

Total	$275.5	$80.3	$195.2

Gross intangible assets increased by $3.7 million for the three month period ended January 31, 2013. The increase in gross intangible assets was primarily attributable to $5.7 million of currency fluctuations. Amortization expense for the three months ended January 31, 2013 and 2012 was $5.0 million and $5.2 million, respectively. Amortization expense for the next five years is expected to be $20.3 million in 2013, $19.8 million in 2014, $18.7 million in 2015, $18.1 million in 2016 and $17.4 million in 2017.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-competes, one to 23 years for customer relationships and four to 20 years for other intangibles, except for $14.5 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop, Box Board, and Fustiplast, all of which have indefinite lives.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2013 (Dollars in millions):

			Non-cash
	Cash Charges		Charges
	Employee
	Separation		Asset
	Costs	Other Costs	Impairments	Total
Balance at October 31, 2012	$6.2	$1.8	$—	$8.0
Costs incurred and charged to expense	0.7	0.5	0.1	1.3
Costs paid or otherwise settled	(1.7)	(0.8)	—	(2.5)

Balance at January 31, 2013	$5.2	$1.5	$0.1	$6.8

The focus for restructuring activities in 2013 continues to be on the rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. During the three months ended January 31, 2013, the Company recorded restructuring charges of $1.3 million, which compares to $8.9 million of restructuring charges during the three months ended January 31, 2012. The restructuring activity for the three months ended January 31, 2013 consisted of $0.7 million in employee separation costs, $0.1 million in asset impairments and $0.5 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans which are anticipated to be realized in 2013 or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Amounts expected to be incurred were $6.9 million and $12.3 million as of January 31, 2013 and October 31, 2012, respectively. The decrease was due to the implementation of no new plans during the period. (Dollars in millions):

		Amounts expensed during
	Amounts Expected to be	the three month period	Amounts Remaining to be
	Incurred	ended January 31, 2013	Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$2.5	$0.7	$1.8
Asset impairments	0.1	0.1	—
Other restructuring costs	4.4	0.4	4.0

	7.0	1.2	5.8
Flexible Products & Services
Employee separation costs	0.5	—	0.5
Asset impairments	—	—	—
Other restructuring costs	0.7	0.1	0.6

	1.2	0.1	1.1

	$8.2	$1.3	$6.9

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) at the inception of an arrangement or whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary designation is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary regardless of whether the Company holds an ownership interest in the entity. If the Company is not the primary beneficiary and an ownership interest is held by the Company, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. A company acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

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

The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million in 2006, resulted in a pre-tax gain of $9.0 million.

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

As of January 31, 2013 and October 31, 2012, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For both of the three month periods ended January 31, 2013 and 2012, the Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2013 and October 31, 2012, STA Timber had long-term debt of $43.3 million. For both of the three month periods ended January 31, 2013 and 2012, STA Timber recorded interest expense of $0.6 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

Flexible Packaging Joint Venture

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”) formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.

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

The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by a subsidiary of Greif, Inc. and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging JV also includes Global Textile Company LLC (“Global Textile”), which owns and operates a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, Greif Supra and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.

All investments, loans and capital contributions are to be shared equally by Greif, Inc. and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing and/or make loans for up to $150 million as required.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2012	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$151.0	$47.6	$138.7	$337.3
Total liabilities	73.9	0.5	46.4	120.8

Net assets	$77.1	$47.1	$92.3	$216.5

January 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$157.8	$54.4	$146.1	$358.3
Total liabilities	82.7	1.7	47.8	132.2

Net assets	$75.1	$52.7	$98.3	$226.1

As of January 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.4 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2013 and 2012 was $0.7 million and 1.4 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2013	October 31, 2012
Amended Credit Agreement	$356.8	$—
2010 Credit Agreement	—	255.0
Senior Notes due 2017	302.2	302.3
Senior Notes due 2019	243.8	243.6
Senior Notes due 2021	266.2	256.0
Trade accounts receivable credit facility	113.2	110.0
Other long-term debt	33.0	33.4

	1,315.2	1,200.3
Less current portion	(10.0)	(25.0)

Long-term debt	$1,305.2	$1,175.3

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $626.1 million as of January 31, 2013, which has been reduced by $14.6 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period.

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

During the three months ended January 31, 2013, the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “2010 Credit Agreement”). The 2010 Credit Agreement provided for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan was scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance due on the maturity date. The 2010 agreement was replaced by the Amended Credit Agreement.

Interest under the Amended Credit Agreement is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of January 31, 2013, $356.8 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $10.0 million and the long-term portion was $346.8 million. The weighted average interest rate on the Amended Credit Agreement was 1.91% for the quarter ended January 31, 2013. The actual interest rate on the Amended Credit Agreement was 1.74% as of January 31, 2013.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2013, the Company was in compliance with these covenants.

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

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2013, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned Luxembourg subsidiary, Greif Luxembourg Finance S.C.A., issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2013, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility with a financial institution. This facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The credit facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (0.98% as of January 31, 2013). In addition, the Company can terminate the credit facility at any time upon five days prior written notice. A significant portion of the initial proceeds from this credit facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the credit facility and for working capital and general corporate purposes. As of January 31, 2013, there was $113.2 million outstanding under the credit facility. The agreement for this credit facility contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. As of January 31, 2013, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the United States Trade Accounts Receivable Credit Facility, as of January 31, 2013, the Company had outstanding other debt of $135.9 million, comprised of $33.0 million in long-term debt and $102.9 million in short-term borrowings, compared to other debt outstanding of $110.5 million, comprised of $33.4 million in long-term debt and $77.1 million in short-term borrowings, as of October 31, 2012.

As of January 31, 2013, the current portion of the Company’s long-term debt was $10.0 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $7.5 million in 2013, $156.2 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $322.2 million in 2017 and $789.3 million thereafter. Cash paid for interest expense was $20.4 million and $27.3 million for the three months ended January 31, 2013 and 2012, respectively.

As of January 31, 2013 and October 31, 2012, the Company had deferred financing fees and debt issuance costs of $15.9 million and $14.8 million, respectively, which are included in other long-term assets.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2013 (Dollars in millions):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.2)	$—	$(1.2)	Other long-term liabilities
Foreign exchange hedges	—	1.8	—	1.8	Other current assets
Foreign exchange hedges	—	(2.7)	—	(2.7)	Other current liabilities
Energy hedges	—	—	—	—	Other current liabilities

Total*	$—	$(2.1)	$—	$(2.1)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2013 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with maturities through 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.21% as of January 31, 2013 and 0.21% as of October 31, 2012) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.4 million for the three months ended January 31, 2013 and 2012, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in (gains) losses of ($0.4) million and $0.6 million recorded in accumulated other comprehensive income as of January 31, 2013 and 2012, respectively.

Foreign Exchange Hedges

The Company conducts business in major international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses.

As of January 31, 2013, the Company had outstanding foreign currency forward contracts in the notional amount of $183.5 million ($233.2 million as of October 31, 2012). At January 31, 2013, these derivative instruments were designated and qualified as fair value hedges. During 2012, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were ($1.7) million and $1.5 million for the three months ended January 31, 2013 and 2012; respectively. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the three months ended January 31, 2012. These gains and losses were recorded within the consolidated statement of operations as other (income) expense, net. The fair value of these contracts resulted in losses of $0.4 million and immaterial losses recorded in other comprehensive income as of January 31, 2012 and October 31, 2012, respectively.

Energy Hedges

The Company is exposed to changes in the price of certain commodities. The Company’s objective is to reduce volatility associated with forecasted purchases of these commodities to allow management of the Company to focus its attention on business operations. Accordingly, the Company may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, the Company has entered into certain cash flow agreements to mitigate its exposure to cost fluctuations in natural gas prices. Under these hedge agreements, the Company agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of January 31, 2013 or October 31, 2012. These derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended January 31, 2012. These losses were recorded within the consolidated statement of operations as cost of products sold. The fair value of these contracts resulted in (gains) of ($1.0) million recorded in accumulated other comprehensive income as of January 31, 2012.

Other financial instruments

The estimated fair value of the Company’s 2017 Senior Notes are $328.1 million and $330.8 million compared to the carrying amounts of $302.2 million and $302.3 million as of January 31, 2013, and October 31, 2012, respectively. The estimated fair value of the Company’s 2019 Senior Notes are $292.5 million and $286.9 million compared to the carrying amounts of $243.8 million and $243.6 million as of January 31, 2013, and October 31, 2012, respectively. The estimated fair value of the Company’s 2021 Senior Notes are $305.0 million and $283.4 million compared to the carrying amounts of $266.2 million and $256.0 million as of January 31, 2013, and October 31, 2012, respectively. The fair values of the Company’s Amended Credit Agreement, the United States Trade Accounts Receivable Credit Facility and the other long-term debt does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities.

Non Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans, the Company may close manufacturing facilities. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs which were valued based on bids received from third parties, recent purchase offers and market comparables. The Company recorded restructuring-related expenses for the three month period ended January 31, 2013 and 2012 of $0.1 million and $1.8 million, respectively, on long lived assets with net book values of $0.1 million and $1.9 million, respectively.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of January 31, 2013 and October 31, 2012 the Company had not recognized impairment related to net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of January 31, 2013.

Pension Plan Assets

On an annual basis the Company compares the asset holdings of the pension plan to targets established by the Company. The pension plan assets are categorized as either equity securities, debt securities, or other assets, which are considered level 1, level 2 and level 3 fair value measurements. The typical asset holdings include:

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

•	Government and corporate debt securities: Valued based on readily available inputs such as yield or price of bonds of comparable quality, coupon, maturity and type.

•	Insurance Annuity: Value is derived based on the value of the corresponding liability.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2013 or 2012. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

NOTE 12 — INCOME TAXES

The effective tax rate was 32.3% and 32.5% for the three months ended January 31, 2013 and 2012, respectively. Income tax expense was $12.5 million and $11.0 million for the first quarters of 2013 and 2012, respectively. The increase was due to higher income before income tax expense.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2014 based on expected settlements or payments of uncertain tax positions, and lapses of the applicable statutes of limitations of unrecognized tax benefits under ASC 740, “Income Taxes.” The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $48.5 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended
	January 31,
	2013	2012
Service cost	$4.2	$3.4
Interest cost	6.9	7.4
Expected return on plan assets	(8.1)	(8.5)
Amortization of prior service cost, initial net asset and net actuarial gain	4.2	3.2

Net periodic pension costs	$7.2	$5.5

The Company made $3.4 million in pension contributions in the three months ended January 31, 2013. The Company estimates $13.1 million of pension contributions for the entire 2013 fiscal year.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended
	January 31,
	2013	2012
Service cost	$—	$—
Interest cost	0.2	0.3
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)

Net periodic cost for postretirement benefits	$(0.2)	$(0.1)

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

Environmental Reserves

As of January 31, 2013 and October 31, 2012, environmental reserves of $27.6 million and $27.5 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2013 and October 31, 2012, environmental reserves of the Company included $13.9 million and $13.9 million, respectively, for its blending facility in Chicago, Illinois, $7.6 million and $7.4 million, respectively, for various European drum facilities acquired from Blagden and Van Leer, $4.2 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.9 million and $2.0 million for various other facilities around the world.

As of January 31, 2013 Greif estimated that payments for environmental remediation will be $8.7 million in 2013, $3.8 million in 2014, $2.1 million in 2015, $3.8 million in 2016, $2.1 million in 2017 and $7.1 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively:

	Three months ended
	January 31,
(In millions, except per share data)	2013	2012
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$24.9	$21.7
Cash dividends	24.4	24.3

Undistributed net income attributable to Greif, Inc.	$0.5	$(2.6)
Denominator for basic EPS
Class A common stock	25.3	25.1
Class B common stock	22.1	22.1
Denominator for diluted EPS
Class A common stock	25.4	25.2
Class B common stock	22.1	22.1
EPS Basic
Class A common stock	$0.43	$0.38
Class B common stock	$0.63	$0.55
EPS Diluted
Class A common stock	$0.43	$0.38
Class B common stock	$0.63	$0.55
Dividends per share
Class A common stock	$0.42	$0.42
Class B common stock	$0.62	$0.63

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2013 and January 31, 2012, respectively, the Company repurchased no shares of Class A Common Stock or Class B Common Stock. As of January 31, 2013, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all purchased in prior years. The total cost of the shares repurchased from November 1, 2011 through January 31, 2013 was approximately $0.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

			Outstanding
	Authorized Shares	Issued Shares	Shares	Treasury Shares
October 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,283,465	16,998,455
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
January 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,346,075	16,935,845
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31,
	2013	2012
Class A Common Stock:
Basic shares	25,316,395	25,052,868
Assumed conversion of stock options	65,682	141,377
Diluted shares	25,382,077	25,194,245
Class B Common Stock:
Basic and diluted shares	22,119,966	22,120,966

No stock options were antidilutive for the three month periods ended January 31, 2013 and 2012, respectively.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six such affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ended January 31, 2013 and 2012 were $0.1 million and $0.0 million, respectively. Dividends received from the Company’s equity method affiliates for the three months ended January 31, 2013 were immaterial and there were no dividends received for the three months ended January 31, 2012. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of January 31, 2013, these loans had an outstanding balance of $16.7 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended January 31, 2013 and 2012 was $1.3 million and $1.1 million, respectively.

NOTE 17 — SHAREHOLDERS EQUITY

The components of Shareholders’ Equity from October 31, 2012 to January 31, 2013 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Noncontrolling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
As of October 31, 2012	47,403	$123.8	29,439	$(131.4)	$1,404.4	$119.6	$(196.0)	$1,320.4
Net income					24.9	1.3		26.2
Other comprehensive income (loss):
- foreign currency translation						4.3	11.6	15.9
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.1 million							(0.1)	(0.1)
- Unrealized loss on cash flow hedges, net of income tax expense of $0.1 million							0.3	0.3
- minimum pension liability adjustment, net of income tax benefit of $0.2 million							(0.4)	(0.4)

Comprehensive income								41.9

Noncontrolling interests and other						(2.2)		(2.2)
Dividends paid					(24.4)			(24.4)
Stock options exercised	4	—	(4)	—				—
Restricted stock executives and directors	5	0.2	(5)	—				0.2
Long-term incentive shares issued	54	2.1	54	0.1				2.2
Tax benefit of stock options and other		0.1						0.1

As of January 31, 2013	47,466	$126.2	29,484	$(131.3)	$1,404.9	$123.0	$(184.6)	$1,338.2

NOTE 18 — BUSINESS SEGMENT INFORMATION

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 269,100 acres of timber properties in the southeastern United States, which are actively managed, and 11,860 acres of timber properties in Canada. Land Management’s operations focus on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2012 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended
	January 31,
	2013	2012
Net sales
Rigid Industrial Packaging & Services	$704.4	$703.4
Flexible Products & Services	111.4	114.8
Paper Packaging	184.2	168.1
Land Management	8.6	6.5

Total net sales	$1,008.6	$992.8

Operating profit:
Rigid Industrial Packaging & Services	$32.1	$31.0
Flexible Products & Services	0.6	2.3
Paper Packaging	27.7	20.2
Land Management	4.2	3.0

Total operating profit	$64.6	$56.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$26.9	$25.9
Flexible Products & Services	3.5	3.9
Paper Packaging	8.0	7.9
Land Management	1.1	1.0

Total depreciation, depletion and amortization expense	$39.5	$38.7

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended January 31,
	2013	2012
Net sales:
North America	$476.1	$453.4
Europe, Middle East and Africa	370.6	378.3
Asia Pacific and Latin America	161.9	161.1

Total net sales	$1,008.6	$992.8

The following table presents total assets by segment and geographic area (Dollars in millions):

	January 31, 2013	October 31, 2012
Assets:
Rigid Industrial Packaging & Services	$2,442.8	$2,484.7
Flexible Products & Services	389.8	363.8
Paper Packaging	409.3	401.7
Land Management	279.6	280.5

Total segments	3,521.5	3,530.7

Corporate and other	421.4	326.2

Total assets	$3,942.9	$3,856.9

Assets:
North America	$1,705.9	$1,717.2
Europe, Middle East and Africa	1,643.4	1,555.0
Asia Pacific and Latin America	593.6	584.7

Total assets	$3,942.9	$3,856.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2013 or 2012, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2013 and October 31, 2012, and for the consolidated statements of operations for the three months ended January 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”). Readers are encouraged to review the entire 2012 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results. Certain prior year amounts have been reclassified to conform to the current year presentation.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks that could adversely affect our results of operations (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xiii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvi) legislation/regulation related to climate change, environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xvii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xviii) we may incur fines or penalties, damage to reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xix) changing climate conditions may adversely affect our operations and financial performance, and (xx) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended October 31, 2012 and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Business Segments

We have five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management.

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

We are a leading global producer of flexible intermediate bulk containers and related services on a global basis and the sale of industrial and consumer shipping sacks and multiwall bag products in North America. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is partly produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold to customers and in market segments similar to those in our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

We sell containerboard, corrugated sheets and other corrugated products to customers in North America. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications.

As of January 31, 2013, we owned approximately 269,100 acres of timber properties in the southeastern United States, which are actively managed, and approximately 11,860 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of the 2012 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2012 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three month periods ended January 31, 2013 and 2012. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. We use EBITDA, as one of the financial measures to evaluate our historical and ongoing operations.

First Quarter Results

The following table sets forth the net sales, operating profit and EBITDA* for each of our business segments for the three month periods ended January 31, 2013 and 2012 (Dollars in millions):

	January 31,
	2013	2012
Net sales:
Rigid Industrial Packaging & Services	$704.4	$703.4
Flexible Products & Services	111.4	114.8
Paper Packaging	184.2	168.1
Land Management	8.6	6.5

Total net sales	$1,008.6	$992.8

Operating profit:
Rigid Industrial Packaging & Services	$32.1	$31.0
Flexible Products & Services	0.6	2.3
Paper Packaging	27.7	20.2
Land Management	4.2	3.0

Total operating profit	$64.6	$56.5

EBITDA*:
Rigid Industrial Packaging & Services	$55.2	$56.5
Flexible Products & Services	3.8	6.5
Paper Packaging	36.7	28.4
Land Management	5.3	4.0

Total EBITDA	$101.0	$95.4

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2013 and 2012 (Dollars in millions):

For the three months ended January 31,	2013	2012
Net income	$26.2	$22.8
Plus: interest expense, net	21.6	22.9
Plus: income tax expense	12.5	11.0
Plus: depreciation, depletion and amortization expense	39.5	38.7
Plus: debt extinguishment charges	1.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	—

EBITDA*	$101.0	$95.4

Net income	$26.2	$22.8
Plus: interest expense, net	21.6	22.9
Plus: income tax expense	12.5	11.0
Plus: other expense (income), net	3.1	(0.2)
Plus: debt extinguishment charges	1.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	—

Operating profit	64.6	56.5
Less: other expense (income), net	3.1	(0.2)
Plus: depreciation, depletion and amortization expense	39.5	38.7

EBITDA*	$101.0	$95.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit for each segment, for the three month periods ended January 31, 2013 and 2012 (Dollars in millions):

For the three months ended January 31,	2013	2012
Rigid Industrial Packaging & Services
Operating profit	$32.1	$31.0
Less: other (income) expense, net	3.8	0.4
Plus: depreciation and amortization expense	26.9	25.9

EBITDA*	55.2	56.5
Flexible Products & Services
Operating profit	$0.6	$2.3
Less: other (income) expense, net	0.3	(0.3)
Plus: depreciation and amortization expense	3.5	3.9

EBITDA*	3.8	6.5
Paper Packaging
Operating profit	$27.7	$20.2
Less: other (income) expense, net	(1.0)	(0.3)
Plus: depreciation and amortization expense	8.0	7.9

EBITDA*	36.7	28.4
Land Management
Operating profit	$4.2	$3.0
Plus: depreciation, depletion and amortization expense	1.1	1.0

EBITDA*	$5.3	$4.0

Consolidated EBITDA	$101.0	$95.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA by segment with reference to operating profit by segment, which as demonstrated in the table on page 29 is another method to achieve the same result.

Net Sales

Net sales were $1,008.6 million for the first quarter of 2013 compared with $992.8 million for the first quarter of 2012. The first quarter 2013 net sales change by segment compared with the same period in 2012 was Paper Packaging ($16.1 million increase), Land Management ($2.1 million increase), Rigid Industrial Packaging & Services ($1.0 million increase) and Flexible Products & Services ($3.4 million decrease).

The 2 percent increase in net sales was primarily due to a 3 percent increase in volumes, partially offset by a 1 percent decline in selling prices. The impact of foreign currency translation was immaterial. Higher containerboard prices in paper packaging were more than offset by selling price decreases resulting from the pass-through of lower raw material costs in rigid industrial packaging and flexible products.

Operating Costs

Gross profit increased approximately 6 percent to $187.3 million for the first quarter of 2013 compared with $177.4 million for the first quarter of 2012, principally due to lower raw material costs and improved operating leverage and efficiencies in the first quarter of 2013. Gross profit, as a percent of net sales, was 18.6 percent for the first quarter of 2013 compared to 17.9 percent for the first quarter of 2012.

SG&A expenses increased to $122.6 million for the first quarter of 2013 compared with $113.1 million for the first quarter of 2012. First quarter of 2013 employee-related expenses, including performance-based incentive accruals plus information technology expenditures were higher than the same period in 2012, partially offset by lower acquisition-related costs of $0.5 million for the first quarter of 2013 compared with $2.2 million for the first quarter of 2012. SG&A expenses, as a percentage of net sales, were 12.1 percent for the first quarter of 2013 compared with 11.4 percent for the first quarter of 2012.

Restructuring Charges

First quarter of 2013 restructuring charges of $1.3 million were primarily related to the rationalization of operations in the Rigid Industrial Packaging & Services segment. First quarter of 2012 restructuring charges of $8.9 million were primarily related to consolidation of operations in the Flexible Products & Services segment and rationalization of operations in the Rigid Industrial Packaging and Services segment. There was a total of $0.7 million of employee separation costs, $0.5 million of other costs and asset impairments of $0.1 million for the first quarter 2013. Restructuring charges for the first quarter 2012 consisted of $5.2 million in employee separation costs, $1.8 million of asset impairments and $1.9 million in other costs. The focus of the first quarter of 2012 restructuring activities was on the integration of recent acquisitions in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Acquisition-related costs were $0.5 million and $2.2 million for the first quarter 2013 and 2012, respectively. For the first quarter 2013, these costs included $0.2 million of acquisition related costs and $0.3 million of acquisition integration costs attributable to acquisitions completed during 2011. The first quarter 2012 amount included $1.2 million of acquisition related costs and $1.0 million post acquisition-related integration that represented costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, increased slightly to $1.2 million for the first quarter 2013 compared to $1.1 million for the same period in 2012 due to the sale of surplus machinery in the Paper Packaging segment, while there was a decrease in the sales of special-use properties in the Land Management segment to $0.2 million for first quarter of 2013 compared to $0.4 million for the same period in 2012.

Operating Profit

Operating profit was $64.6 million for the first quarter of 2013 compared to $56.5 million for the first quarter of 2012. The $8.1 million increase consisted of Paper Packaging ($7.5 million increase), Rigid Industrial Packaging & Services ($1.1 million increase), Land Management ($1.2 million increase) and Flexible Products & Services ($1.7 million decrease) compared with the same period in 2012.

EBITDA

EBITDA was $101.0 million for the first quarter of 2013 compared with $95.4 for the first quarter of 2012. The $5.6 million increase was primarily due to improved results in the Paper Packaging, Rigid Industrial Packaging & Services and Land Management segments, partially offset by lower results in the Flexible Products & Services segment. Depreciation, depletion and amortization expense was $39.5 million for the first quarter of 2013 compared with $38.7 million for the same period in 2012.

Trends

Markets are gradually improving across our business notwithstanding ongoing concerns regarding economic conditions in Western Europe. Volume growth, especially in the Rigid Industrial Packaging & Services and Paper Packaging segments and stable raw material costs contributed to our improved performance. For 2013, excluding Western Europe, we anticipate an increase in volumes versus the prior year, reflecting modest global economic growth plus relatively stable raw material costs and improved operating performance. We continue to manage our cost structure consistent with demand and leverage our global footprint to realize increased profitability for the full-year results.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and reconditioned containers and services, such as container life cycle services, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin, containerboard and used industrial packaging for reconditioning;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales were $704.4 million for the first quarter of 2013 compared with $703.4 million for the first quarter of 2012. A 4 percent increase in volumes was offset by the combination of a 3 percent decrease in selling prices and a 1 percent negative impact of foreign currency translation. Economic conditions and market pressure continued to impact volumes in Europe, partially offsetting volume increases in other regions. Selling prices decreased due to lower raw material costs.

Gross profit of $120.3 million for the first quarter of 2013 was similar to the same period in 2012. Gross profit margin was 17.0 percent for both periods.

Operating profit increased to $32.1 million for the first quarter of 2013 from $31.0 million for the first quarter of 2012. The $1.1 million increase was primarily due to lower restructuring and acquisition-related costs.

There were $1.2 million of restructuring charges for the first quarter of 2013, primarily related to rationalization of operations, compared with $7.3 million for the same period in 2012. There were $0.5 million and $1.7 million of acquisition-related costs for the first quarters of 2013 and 2012, respectively.

EBITDA was $55.2 million for the first quarter of 2013 compared with $56.5 million for the same period in 2012. EBITDA for both periods was affected by the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $26.9 million for the first quarter of 2013 compared with $25.9 million for the same period in 2012

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers and multiwall bags. Key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin and containerboard;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges; and

•	Impact of foreign currency translation.

Net sales were $111.4 million for the first quarter of 2013 compared with $114.8 million for the first quarter of 2012. The $3.4 million or 3 percent decrease was primarily due to lower selling prices (2 percent) and the negative impact of foreign currency translation (1 percent). Volumes were lower for polywoven products due to the impact of market conditions, especially in Asia, Australia and the Americas, partially offset by slightly improved volumes in Europe. Volumes were stronger for multiwall bags in the United States due to late season orders. Selling prices for polywoven products increased slightly due to favorable product mix while selling prices for multiwall bags decreased due to changes in customer mix and market pressure in the United States.

Gross profit was $20.9 million and $23.7 million for the first quarters of 2013 and 2012, respectively. Gross profit margin decreased to 18.7 percent for the first quarter of 2013 from 20.6 percent for the first quarter of 2012, primarily due to lower polywoven revenue, change in customer mix, market pressure in multiwall bags and higher production costs due to ongoing consolidation of operations in the polywoven businesses and costs related to the fabric hub in Saudi Arabia.

Operating profit was $0.6 million and $2.3 million for the first quarters of 2013 and 2012, respectively. The $1.7 million decrease compared with the same period in 2012 was primarily due to lower polywoven product volumes, higher production costs related to the ongoing consolidation of operations and start-up costs related to new facilities including the fabric hub in Saudi Arabia, partially offset by lower restructuring charges and acquisition-related costs.

There were $0.1 million of restructuring charges for the first quarter of 2013 compared with $1.6 million for the same period in 2012. There were no acquisition-related costs for the first quarter of 2013 compared with $0.5 million in the first quarter of 2012.

EBITDA was $3.8 million and $6.5 million for the first quarters of 2013 and 2012, respectively. EBITDA for both periods was affected by the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $3.5 million and $3.9 million for the first quarters of 2013 and 2012, respectively.

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

Net sales were $184.2 million for the first quarter of 2013 compared with $168.1 million for the first quarter of 2012. The 10 percent increase was due to higher selling prices (7 percent), change in product mix and a 3 percent increase in volumes. Full implementation of a containerboard price increase was achieved by the end of the first quarter of 2013.

Gross profit was $41.4 million and $31.2 million for the first quarters of 2013 and 2012, respectively. Gross profit margin increased to 22.5 percent for the first quarter of 2013 from 18.6 percent for the first quarter of 2012. This increase was primarily due to higher selling prices coupled with lower raw material costs.

Operating profit increased 37 percent to $27.7 million for the first quarter of 2013 from $20.2 million for the first quarter of 2012, primarily due to higher selling prices, higher volumes and lower raw material costs.

EBITDA increased to $36.7 million for the first quarter of 2013 compared with $28.4 million for the first quarter of 2012 for the same reasons that contributed to the increase in the segment’s operating profit. Depreciation, depletion and amortization expense was $8.0 million and $7.9 million for the first quarters of 2013 and 2012, respectively.

Land Management

As of January 31, 2013, our Land Management segment consisted of approximately 269,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 11,860 acres of timber properties in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $8.6 million for the first quarter of 2013 compared with $6.5 million for the first quarter of 2012, primarily due to increased timber sales resulting from customer demand and weather conditions favoring the ability to access our timberlands.

Operating profit increased to $4.2 million for the first quarter of 2013 from $3.0 million for the first quarter of 2012, primarily due to an increase in timber sales. Special use property disposals were $0.2 million and $0.4 million for the first quarters of 2013 and 2012, respectively.

EBITDA was $5.3 million and $4.0 million for the first quarter of 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $1.1 million and $1.0 million for the first quarter of 2013 and 2012, respectively.

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

As of January 31, 2013, we estimated that there were approximately 45,760 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $21.6 million for the first quarter of 2013 compared with $22.9 million for the first quarter of 2012. The decrease was due to lower debt outstanding compared with the first quarter of 2012 and more favorable terms from our December 2012 amended credit agreement.

There was a non-cash debt extinguishment expense of $1.3 million in the first quarter of 2013 related to completion of our December 2012 amended credit agreement.

Other (income) expense, net

Other expense, net was $3.1 million for the first quarter 2013 compared to other (income), net of ($0.2) million for the first quarter 2012. The change was primarily due to foreign exchange losses in the first quarter 2013 compared with foreign exchange gains in the first quarter 2012.

Income tax expense

Income tax expense was $12.5 million and $11.0 million for the first quarters of 2013 and 2012, respectively. The increase is due to higher income before income tax expense and equity earnings of unconsolidated affiliates, net of tax compared with the first quarter of 2012.

Our effective tax rate for the first quarter of 2013 was 32.3 percent compared with 32.5 percent in the first quarter of 2012. Cash tax payments for the first quarter of 2013 were $9.0 million, in addition we received a $5.0 million refund in the United States related to a credit from fiscal 2009.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $0.1 million of equity earnings of unconsolidated affiliates, net of tax, during the first quarter 2013 compared to an insignificant amount for the same period in 2012.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the three months ended January 31, 2013 and 2012 was $1.3 million and $1.1 million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $24.9 million for the first quarter of 2013 compared to $21.7 million for the first quarter of 2012.

BALANCE SHEET CHANGES

Working capital changes

The $10.9 million decrease in accounts receivable to $443.0 million as of January 31, 2013 from $453.9 million as of October 31, 2012 was primarily due to seasonal factors and timing of collections.

The $15.0 million increase in inventories to $389.3 million as of January 31, 2013 from $374.3 million as of October 31, 2012 was primarily due to the termination of consignment arrangements with suppliers in North America and Asia.

The $2.8 million increase in net assets held for sale to $8.3 million as of January 31, 2013 from $5.5 million as of October 31, 2012 was primarily due to the shutdown of a Rigid Industrial Packaging & Services facility in Asia.

The $57.4 million increase in prepaid expenses and other current assets to $174.6 million as of January 31, 2013 from $117.2 million as of October 31, 2012 was primarily due to the timing of sales of accounts receivable under the Nieuw Amsterdam Receivables Purchase Agreement, increased non-United States sales tax receivable and increased prepaid expenses at the beginning of the fiscal and calendar year.

The $73.2 million decrease in accounts payable to $392.9 million as of January 31, 2013 from $466.1 million as of October 31, 2012 was primarily due to lower raw material prices and seasonal factors.

The $20.5 million decrease in accrued payroll and employee benefits to $75.6 million as of January 31, 2013 from $96.1 million as of October 31, 2012 was primarily due to the payout of 2012 incentives in December 2012.

The $25.8 million increase in short-term borrowings to $102.9 million as of January 31, 2013 from $77.1 million as of October 31, 2012 was primarily due to higher working capital requirements at various subsidiary operations.

The $15.6 million increase in other current liabilities to $197.2 million as of January 31, 2013 from $181.6 million as of October 31, 2012 was primarily due to increases in income and other taxes payable

Other balance sheet changes

The $20.2 million increase in goodwill to $996.3 million as of January 31, 2013 from $976.1 million as of October 31, 2012 was primarily due to the impact of foreign currency translation.

The $129.9 million increase in long-term debt to $1,305.2 million as of January 31, 2013 from $1,175.3 million as of October 31, 2012 was primarily due to the termination of consignment arrangements with suppliers in North America and Asia as a result of more favorable terms of the amended credit agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months.

Capital Expenditures

During the first three months of 2013, we invested $28.5 million in capital expenditures, with no timberland purchases, compared with capital expenditures of $46.9 million, excluding timberland purchases of $2.6 million, during the first three months of 2012.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $140 million in 2013. The 2013 expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($195.1 million as of January 31, 2013). A significant portion of the proceeds from the new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from the new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $212.1 million as of January 31, 2013. As of January 31, 2013, total accounts receivable of $168.0 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $0.1 million for each of the three months ended January 31, 2013 and January 31, 2012. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions or divestitures during the first three months of 2013 and 2012. During the first quarter 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

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

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of January 31, 2013, a total of $356.8 million was outstanding and $626.1 million was available for borrowing under this facility, which has been reduced by $14.6 million for outstanding letters of credit as of January 31, 2013. The weighted average interest rate on the Amended Credit Agreement was 1.91% for the three months ended January 31, 2013.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1. As of January 31, 2013, we were in compliance with these two covenants

During the three months ended January 31, 2013, we recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

Until December 19, 2012, we and two of our international subsidiaries were borrowers under the 2010 Credit Agreement with a syndicate of financial institutions. The 2010 Credit Agreement provided us with a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan was scheduled to amortize by the payment of principal in the amount of $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance on the maturity date. The revolving credit facility under the 2010 Credit Agreement was available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest was based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount.

Refer to Note 9 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding the Amended Credit Agreement and 2010 Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2013, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2013, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. (other than the issuer) and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2013, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on applicable base rate or other agreed-upon rate plus a margin amount. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and interest coverage ratios identical to the Amended Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2013, $113.2 million was outstanding under the Receivables Facility.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the United States trade accounts receivable credit facility, as of January 31, 2013, we had outstanding other debt of $135.9 million, comprised of $33.0 million in long-term debt and $102.9 million in short-term borrowings.

As of January 31, 2013, the current portion of our long-term debt was $10.0 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $7.5 million in 2013, $156.2 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $322.2 million in 2017 and $789.3 million thereafter.

As of January 31, 2013 and October 31, 2012, we had deferred financing fees and debt issuance costs of $15.9 million and $14.8 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically debt under the Amended Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.21% as of January 31, 2013 and 0.21% as of October 31, 2012) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.4 million for the three months ended January 31, 2013 and 2012, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The fair value of these contracts resulted in (gains) losses of ($0.4) million and $0.6 million recorded in accumulated other comprehensive income as of January 31, 2013 and 2012, respectively.

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

As of January 31, 2013, we had outstanding foreign currency forward contracts in the notional amount of $183.5 million ($233.2 million as of October 31, 2012). At January 31, 2013, these derivative instruments were designated and qualified as fair value hedges. During 2012, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were ($1.7) million and $1.5 million for the three months ended January 31, 2013 and 2012; respectively. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the three months ended January 31, 2012. These gains and losses were recorded within the consolidated statement of operations as other (income) expense, net. The fair value of these contracts resulted in losses of $0.4 million and immaterial losses recorded in other comprehensive income as of January 31, 2012 and October 31, 2012, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, we have entered into certain cash flow agreements to mitigate our exposure to cost fluctuations in natural gas prices. Under these hedge agreements, we had agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of January 31, 2013 or October 31, 2012. These derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on the derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended January 31, 2012. These losses were recorded within the consolidated statement of operations as cost of products sold. The fair value of these contracts resulted in (gains) of ($1.0) million recorded in accumulated other comprehensive income as of January 31, 2012.

Contractual Obligations

As of January 31, 2013, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
		Less than 1
	Total	year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,722.2	$85.1	$310.6	$519.8	$806.7
Short-term borrowing	108.9	108.9	—	—	—
Lease obligations	106.3	21.2	43.6	29.9	11.6
Deferred purchase payments	61.2	47.8	13.4	—	—
Liabilities held by special purpose entities	60.6	1.1	4.5	4.5	50.5
Environmental liabilities	27.6	8.7	5.9	5.9	7.1
Current portion of long-term debt	10.0	10.0	—	—	—

Total	$2,096.8	$282.8	$378.0	$560.1	$875.9

Note: Amounts presented in the contractual obligation table include interest.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2013 and January 31, 2012, respectively, no shares of Class A Common Stock or Class B Common Stock were repurchased. As of January 31, 2013, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all purchased in prior years. The total cost of the shares repurchased from November 1, 2011 through January 31, 2013 was approximately $15.1 million.

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

Flexible Packaging Joint Venture

In 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”) formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.

All entities contributed to the Flexible Packaging JV were existing businesses acquired by a subsidiary of Greif, Inc. and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging JV also includes Global Textile Company LLC (“Global Textile”), which owns and operates a fabric hub in Saudi Arabia that commenced operations in 2012. We have 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, Greif Supra and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing and/or make loans for up to $150 million as required.

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

As of January 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.4 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

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

RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 “Comprehensive Income: Presentation of comprehensive income.” The amendment to ASC 220 “Comprehensive Income” requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This amendment to ASC 220 “Comprehensive Income” will defer the adoption of presentation of reclassification items out of accumulated other comprehensive income until November 1, 2012. We adopted the new guidance beginning November 1, 2012, and the adoption of the new guidance did not impact our financial position, results of operations or cash flows, other than the related disclosures.

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We adopted the new guidance, but it will not affect our annual goodwill impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted the new guidance, but it will not affect our annual intangible asset impairment testing which is performed during the fourth quarter, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Recently Issued Accounting Standards

Effective July 1, 2009, changes to the ASC are communicated through an ASU. As of January 31, 2013, the FASB has issued ASU’s 2009-01 through 2013-03. We have reviewed each ASU and determined that each ASU applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In December 2011, the FASB issued ASU 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” The differences in the offsetting requirements in GAAP and International Financial Reporting Standards (“IFRS”) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with GAAP and in the amounts presented in those statements prepared in accordance with IFRS for certain institutions. This difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements that will enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In January 2013, the FASB issued ASU 2013-01 “Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The main objective in developing this update is to address implementation issues about the scope of ASU 2011-11. FASB stakeholders have told the FASB that because the scope in ASU 2011-11 is unclear, diversity in practice may result. Recent feedback from FASB stakeholders is that standard commercial provisions of many contracts would equate to a master netting arrangement. FASB stakeholders questioned whether it was the FASB’s intent to require disclosures for such a broad scope, which would significantly increase the cost of compliance. The objective of this update is to clarify the scope of the offsetting disclosures and address any unintended consequences. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. We expect to adopt the new guidance beginning on November 1, 2013, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2012 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil. In response, management has changed and added personnel in the Brazil business unit and in its corporate accounting function and has strengthened internal controls to provide more rigorous reconciliation and analytical review procedures. Management has monitored, tested and continues to enhance these new controls. Because new controls are still being developed and have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of January 31, 2013, there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil.

As previously disclosed in Item 9A of the 2012 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Because new controls are still being developed and have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of January 31, 2013, there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions.

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

•

Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•

Management has concluded that, because of a material weakness in our internal controls over financial reporting related to the financial statement close process and oversight within the Brazil unit of our Rigid Industrial Packaging & Services business segment and a material weakness in internal controls over financial reporting related to accounting for non-routine transactions, our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2012 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2012	—		—	815,728
December 2012	—		—	815,728
January 2013	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2012	—		—	815,728
December 2012	—		—	815,728
January 2013	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2013, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.)	Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended January 31, 2013, formatted in XBRL: (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 1, 2013	/s/ Robert M. McNutt
Robert M. McNutt,
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory)