Form 10-Q
period 2013-07-31
GREIF INC
filed 2013-09-06
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 2, 2013:

Class A Common Stock	25,456,724 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Net sales	$1,129.7	$1,102.9	$3,227.2	$3,193.9
Cost of products sold	912.4	900.7	2,620.6	2,608.9

Gross profit	217.3	202.2	606.6	585.0
Selling, general and administrative expenses	118.2	116.8	362.7	349.8
Restructuring charges	4.2	3.9	5.4	22.9
(Gain) on disposal of properties, plants and equipment, net	(1.8)	(3.3)	(6.1)	(6.4)

Operating profit	96.7	84.8	244.6	218.7
Interest expense, net	19.2	21.9	62.2	68.1
Debt extinguishment charge	—	—	1.3	—
Other (income) expense, net	4.0	(1.8)	7.9	0.7

Income before income tax expense and equity earnings of unconsolidated affiliates, net	73.5	64.7	173.2	149.9
Income tax expense	25.9	25.0	58.7	52.2
Equity earnings (losses) of unconsolidated affiliates, net of tax	1.2	(0.7)	1.5	1.3

Net income	48.8	39.0	116.0	99.0
Net income attributable to noncontrolling interests	(2.1)	(1.5)	(5.5)	(2.4)

Net income attributable to Greif, Inc.	$46.7	$37.5	$110.5	$96.6

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.80	$0.64	$1.89	$1.66
Class B Common Stock	$1.20	$0.96	$2.83	$2.48
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.80	$0.64	$1.89	$1.66
Class B Common Stock	$1.20	$0.96	$2.83	$2.48

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Net income	$48.8	$39.0	$116.0	$99.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(11.4)	(57.9)	(15.8)	(65.0)
Reclassification of cash flow hedges to earnings, net of tax	0.2	0.4	0.4	1.0
Unrealized gain on cash flow hedges, net of tax	—	(0.9)	(0.1)	(1.9)
Minimum pension liabilities, net of tax	(0.5)	1.1	0.3	4.9

Other comprehensive (loss), net of tax	(11.7)	(57.3)	(15.2)	(61.0)

Comprehensive income (loss)	37.1	(18.3)	100.8	38.0
Comprehensive income (loss) attributable to noncontrolling interests	(2.1)	4.9	4.2	8.3

Comprehensive income (loss) attributable to Greif, Inc.	$39.2	$(23.2)	$96.6	$29.7

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

	July 31, 2013	October 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$94.9	$91.5
Trade accounts receivable, less allowance of $12.4 in 2013 and $17.1 in 2012	489.2	453.8
Inventories	399.8	373.5
Deferred tax assets	16.7	18.9
Net assets held for sale	1.7	0.3
Current portion related party notes and advances receivable	2.8	2.5
Prepaid expenses and other current assets	129.2	114.8

	1,134.3	1,055.3

Long-term assets
Goodwill	985.7	976.1
Other intangible assets, net of amortization	182.6	198.6
Deferred tax assets	10.8	13.6
Related party notes receivable	13.1	15.7
Assets held by special purpose entities	50.9	50.9
Other long-term assets	114.8	118.3

	1,357.9	1,373.2

Properties, plants and equipment
Timber properties, net of depletion	215.6	217.8
Land	139.5	139.3
Buildings	503.5	464.1
Machinery and equipment	1,479.2	1,472.6
Capital projects in progress	139.2	149.3

	2,477.0	2,443.1
Accumulated depreciation	(1,075.0)	(1,018.2)

	1,402.0	1,424.9

Total assets	$3,894.2	$3,853.4

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

	July 31, 2013	October 31, 2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$433.6	$466.1
Accrued payroll and employee benefits	91.3	96.1
Restructuring reserves	3.4	8.0
Current portion of long-term debt	10.0	25.0
Short-term borrowings	65.5	76.1
Deferred tax liabilities	10.1	8.1
Other current liabilities	205.0	187.9

	818.9	867.3

Long-term liabilities
Long-term debt	1,240.8	1,175.3
Deferred tax liabilities	193.2	197.0
Pension liabilities	135.0	123.4
Postretirement benefit obligations	19.1	19.3
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	108.8	117.0

	1,740.2	1,675.3

Shareholders’ equity
Common stock, without par value	128.4	123.8
Treasury stock, at cost	(131.1)	(131.4)
Retained earnings	1,431.7	1,394.8
Accumulated other comprehensive loss:
- foreign currency translation	(83.7)	(69.1)
- interest rate and other cash flow hedges	(0.6)	(0.9)
- minimum pension liabilities	(125.7)	(126.0)

Total Greif, Inc. shareholders’ equity	1,219.0	1,191.2

Noncontrolling interests	116.1	119.6

Total shareholders’ equity	1,335.1	1,310.8

Total liabilities and shareholders’ equity	$3,894.2	$3,853.4

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the nine months ended July 31,	2013	2012
Cash flows from operating activities:
Net income	$116.0	$99.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	117.9	115.9
Asset impairments	4.6	7.9
Unrealized foreign exchange (gain) loss	5.0	(4.7)
Deferred income taxes	0.5	(12.0)
Gain on disposals of properties, plants and equipment, net	(6.1)	(6.4)
Equity earnings of affiliates	(1.5)	(1.3)
Other, net	—	(2.0)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(49.1)	50.0
Inventories	(32.0)	12.2
Deferred purchase price on sold receivables	(14.5)	2.9
Accounts payable	(28.9)	8.9
Restructuring reserves	(4.4)	(12.1)
Pension and postretirement benefit liabilities	9.7	5.7
Other, net	1.5	70.2

Net cash provided by operating activities	118.7	334.2

Cash flows from investing activities:
Purchases of properties, plants and equipment	(82.6)	(125.6)
Purchases of timber properties	(0.5)	(3.4)
Proceeds from the sale of properties, plants, equipment and other assets	12.0	9.2
Payments on notes receivable with related party, net	2.6	1.1

Net cash used in investing activities	(68.5)	(118.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	873.3	2,486.0
Payments on long-term debt	(829.9)	(2,627.5)
Payments on short-term borrowings, net	(29.8)	(21.3)
Proceeds from trade accounts receivable credit facility, net	20.0	—
Dividends paid	(73.6)	(73.2)
Exercise of stock options	1.2	1.0
Fees paid for amended credit agreement	(3.4)	—
Payment of deferred purchase price related to acquisitions	—	(14.3)
Acquisitions of treasury stock and other	—	(0.1)
Contributions of JV partner	—	3.7

Net cash used in financing activities	(42.2)	(245.7)

Effects of exchange rates on cash	(4.6)	(5.6)

Net decrease in cash and cash equivalents	3.4	(35.8)
Cash and cash equivalents at beginning of period	91.5	127.3

Cash and cash equivalents at end of period	$94.9	$91.5

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of July 31, 2013 and October 31, 2012, the consolidated statements of operations and comprehensive income for the three and nine months ended July 31, 2013 and 2012 and the consolidated statements of cash flows for the nine month periods ended July 31, 2013 and 2012 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

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

Recently Issued Accounting Standards

As of July 31, 2013, the FASB has issued ASU’s through 2013-11. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In July 2013, the FASB issued ASU 2013-10 “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The objective of this update is to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The Company will adopt the new guidance for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the impact of the adoption of the new guidance is not expected to have an impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update seek to attain that objective by requiring an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. The Company is expected to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

The Company completed no acquisitions and no material divestitures for the three months ended July 31, 2013 and 2012 and completed no acquisitions and no material divestitures for the nine months ended July 31, 2013 and 2012. The Company made a $14.3 million deferred cash payment during the nine months ended July 31, 2012 for an acquisition completed in 2010.

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

Pro Forma Information

The Company completed no acquisitions during the three months ended July 31, 2013 and 2012 and completed no acquisitions during the nine months ended July 31, 2013 and 2012. Therefore, there are no pro forma results of operations to present.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden AB, Greif Packaging Sweden AB and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($192.6 million as of July 31, 2013). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

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

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.9 million as of July 31, 2013).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.7 million as of July 31, 2013).

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

The tables below contain information related to the Company’s accounts receivables programs for the activities related to the consolidated statements of operations and balance sheets, respectively (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
European RPA
Gross accounts receivable sold to third party financial institution	$282.3	$266.7	$790.4	$454.5
Cash received for accounts receivable sold under the programs	249.2	235.1	699.0	399.6
Deferred purchase price related to accounts receivable sold	33.1	31.6	91.5	54.9
Loss associated with the programs	0.6	0.6	1.8	1.2
Expenses associated with the programs	—	—	—	1.9
RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$—	$—	$—	$189.4
Cash received for accounts receivable sold under the programs	—	—	—	167.7
Deferred purchase price related to accounts receivable sold	—	—	—	21.7
Loss associated with the programs	—	—	—	1.6
Expenses associated with the programs	—	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$17.3	$21.3	$52.3	$57.1
Cash received for accounts receivable sold under the program	17.3	21.3	52.3	57.1
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	0.1	0.2	0.2
Malaysian Agreement
Gross accounts receivable sold to third party financial institution	$5.9	$6.0	$17.4	$18.4
Cash received for accounts receivable sold under the program	5.9	6.0	17.4	18.4
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	0.1	0.1
Expenses associated with the program	—	—	—	—
Total RPAs and Agreement
Gross accounts receivable sold to third party financial institution	$305.5	$294.0	$860.1	$719.4
Cash received for accounts receivable sold under the program	272.4	262.4	768.7	642.8
Deferred purchase price related to accounts receivable sold	33.1	31.6	91.5	76.6
Loss associated with the program	0.6	0.6	1.9	2.9
Expenses associated with the program	—	0.1	0.2	2.1

	July 31,	October 31,
	2013	2012
European RPA
Accounts receivable sold to and held by third party financial institution	$191.0	$185.6
Uncollected deferred purchase price related to accounts receivable sold	18.0	3.5
RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$—
Uncollected deferred purchase price related to accounts receivable sold	—	—
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.3	$3.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreement
Accounts receivable sold to and held by third party financial institution	$4.4	$2.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreement
Accounts receivable sold to and held by third party financial institution	$199.7	$192.4
Uncollected deferred purchase price related to accounts receivable sold	$18.0	$3.5

The deferred purchase price related to the accounts receivable sold is reflected as prepaid and other current assets on the Company’s consolidated balance sheets and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received up front and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the RPA, the Singapore RPA and the Malaysian Agreement. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	July 31,	October 31,
	2013	2012
Finished Goods	$107.0	$96.9
Raw materials	257.2	240.2
Work-in-process	35.6	36.4

	$399.8	$373.5

NOTE 5 — NET ASSETS HELD FOR SALE

As of July 31, 2013, there was one asset group in the Rigid Industrial Packaging & Services segment and two asset groups in the Flexible Products & Services segment with assets held for sale. As of October 31, 2012, there was one asset group in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment with assets held for sale. During the nine months ended July 31, 2013, one asset group was added in the Rigid Industrial Packaging & Services segment and subsequently sold in the same period. Additionally, during 2013 two asset groups were added in the Flexible Products & Services segment and one asset group in this segment was placed back in service for purposes of GAAP and depreciation was resumed. As a result of placing locations back in service in 2013, the 2012 consolidated balance sheet has been reclassified for such assets to conform to the current year presentation. The reclassification of this asset group to properties, plants and equipment within the consolidation balance sheets was done in accordance with ASC 360, but these are still being marketed for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended July 31, 2013, the Company recorded a gain on disposal of property, plant and equipment, net of $1.8 million. There were sales of higher and better use (“HBU”) and surplus properties (for a description of Land Management segment property classifications, see Note 18) of which resulted in gains of $0.2 million in the Land Management segment, a sale of property in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.4 million, a sale of other development land that resulted in a gain of $0.8 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.4 million. None of these were previously classified as held for sale.

For the nine months ended July 31, 2013, the Company recorded a gain on disposal of property, plant and equipment, net of $6.1 million. There were sales of HBU and surplus properties which resulted in gains of $0.9 million in the Land Management segment, a sale of equipment in the Paper Packaging segment that resulted in a gain of $0.6 million, a disposal of property and equipment in the Rigid Industrial Packaging & Services segment that resulted in a gain of $2.1 million, a sale of property that was previously classified as held for sale in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.6 million, a sale of other development land that resulted in a gain of $0.8 million and sales of other miscellaneous equipment that resulted in aggregate gains of $1.1 million.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2013 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2012	$844.6	$71.6	$59.7	$0.2	$976.1
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	2.4	—	0.2	(0.2)	2.4
Currency translation	5.3	1.9	—	—	7.2

Balance at July 31, 2013	$852.3	$73.5	$59.9	$—	$985.7

Goodwill increased by $9.6 million for the nine month period ended July 31, 2013. The increase in goodwill was primarily attributable to $7.2 million of currency fluctuations.

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

The Company concluded that no impairment or impairment indicators exist as of July 31, 2013.

The following table summarizes the carrying amount of net intangible assets by class as of July 31, 2013 and October 31, 2012 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2012:
Trademark and patents	$32.5	$3.6	$28.9
Non-compete agreements	14.4	11.1	3.3
Customer relationships	201.1	53.6	147.5
Other	23.8	4.9	18.9

Total	$271.8	$73.2	$198.6

July 31, 2013:
Trademark and patents	$31.5	$4.7	$26.8
Non-compete agreements	14.7	12.4	2.3
Customer relationships	202.6	64.9	137.7
Other	22.8	7.0	15.8

Total	$271.6	$89.0	$182.6

Gross intangible assets decreased by $0.2 million for the nine month period ended July 31, 2013. The decrease in gross intangible assets was primarily attributable to the write-off of certain fully amortized assets, partially offset by currency fluctuations. Amortization expense for the three months ended July 31, 2013 and 2012 was $5.1 million and $5.0 million, respectively. Amortization expense for the nine months ended July 31, 2013 and 2012 was $15.3 million and $15.1 million, respectively. Amortization expense for the next five years is expected to be $20.0 million in 2013, $19.5 million in 2014, $18.5 million in 2015, $17.8 million in 2016 and $17.1 million in 2017.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that range from three to 15 years for trade names, two to ten years for non-compete covenants, one to 23 years for customer relationships and four to 20 years for other intangibles, except for $14.4 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop, and Box Board, all of which have indefinite lives.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2013 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2012	$6.2	$1.8	$—	$8.0
Costs incurred and charged to expense	0.9	1.7	2.8	5.4
Costs paid or otherwise settled	(5.0)	(2.2)	(2.8)	(10.0)

Balance at July 31, 2013	$2.1	$1.3	$—	$3.4

Restructuring activities in 2013 are primarily related to capacity rationalization and integration efforts in Rigid Industrial Packaging & Services and manufacturing rationalization in Flexible Products & Services. During the three months ended July 31, 2013, the Company recorded restructuring charges of $4.2 million, which compares to $3.9 million of restructuring charges during the three months ended July 31, 2012. The restructuring activity for the three months ended July 31, 2013 consisted of $1.3 million in employee separation costs, $2.3 million in asset impairments and $0.6 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. During the nine months ending July 31, 2013, the Company recorded restructuring charges of $5.4 million, which compares to $22.9 million of restructuring charges during the nine months ended July 31, 2012. The restructuring activity for the nine months ended July 31, 2013 consisted of $0.9 million in employee separation costs, $2.8 million in asset impairments and $1.7 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred were $6.5 million and $12.3 million as of July 31, 2013 and October 31, 2012, respectively. The decrease was due to the realization of expenses from plans formulated in prior periods offset by the formulation of new plans during the period. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the nine month period ended July 31, 2013	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$2.8	$0.7	$2.1
Asset impairments	2.7	2.7	—
Other restructuring costs	4.8	1.3	3.5

	10.3	4.7	5.6
Flexible Products & Services
Employee separation costs	0.8	0.2	0.6
Asset impairments	0.1	0.1	—
Other restructuring costs	0.7	0.4	0.3

	1.6	0.7	0.9

	$11.9	$5.4	$6.5

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) at the inception of an arrangement or whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary designation is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary regardless of whether the Company holds an ownership interest in the entity. If the Company is not the primary beneficiary and an ownership interest is held by the Company, the VIE is accounted for under the equity or cost methods of accounting. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. A company acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company reports its ownership interest in this acquired company using the equity method of accounting.

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

As of July 31, 2013 and October 31, 2012, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For both of the three month periods ended July 31, 2013 and 2012, the Buyer SPE recorded interest income of $0.6 million. For both of the nine month periods ended July 31, 2013 and 2012, the Buyer SPE recorded interest income of $1.8 million.

As of July 31, 2013 and October 31, 2012, STA Timber had long-term debt of $43.3 million. For both of the three month periods ended July 31, 2013 and 2012, STA Timber recorded interest expense of $0.6 million. For both of the nine month periods ended July 31, 2013 and 2012, STA Timber recorded interest expense of $1.7 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2012	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$151.0	$47.6	$138.7	$337.3
Total liabilities	73.9	0.5	46.4	120.8

Net assets	$77.1	$47.1	$92.3	$216.5

July 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$148.7	$55.7	$143.7	$348.1
Total liabilities	80.3	0.3	36.7	117.3

Net assets	$68.4	$55.4	$107.0	$230.8

As of July 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of July 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.2 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net (income) losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended July 31, 2013 and 2012 were $1.0 million and immaterial, respectively; and for the nine months ended July 31, 2013 and 2012, net (income) losses attributable to the noncontrolling interest were $2.1 million and ($5.4) million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2013	October 31, 2012
Amended Credit Agreement	$277.6	$—
2010 Credit Agreement	—	255.0
Senior Notes due 2017	301.9	302.3
Senior Notes due 2019	244.2	243.6
Senior Notes due 2021	262.9	256.0
Trade accounts receivable credit facility	130.0	110.0
Other long-term debt	34.2	33.4

	1,250.8	1,200.3
Less current portion	(10.0)	(25.0)

Long-term debt	$1,240.8	$1,175.3

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $715.3 million as of July 31, 2013, which has been reduced by $14.6 million for outstanding letters of credit.

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

During the three months ended July 31, 2013 and 2012, the Company recorded no debt extinguishment charges. During the nine months ended July 31, 2013, the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. During the nine months ended July 31, 2012, the Company recorded no debt extinguishment charges. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

The Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest under the Amended Credit Agreement is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of July 31, 2013, $277.6 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $10.0 million and the long-term portion was $267.6 million. The weighted average interest rate on the Amended Credit Agreement was 1.81% for the nine months ended July 31, 2013. The actual interest rate on the Amended Credit Agreement was 1.79% as of July 31, 2013.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2013, the Company was in compliance with these covenants.

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

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2013, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, an indirect wholly-owned subsidiary of Greif, Inc., Greif Nevada Holdings, Inc., S.C.S. (formerly Greif Luxembourg Finance S.C.A), issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The indenture pursuant to which these Senior Notes were issued contains certain covenants. As of July 31, 2013, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On December 8, 2008, the Company entered into a trade accounts receivable credit facility (the “Receivables Facility”) with a financial institution. The Receivables Facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The Receivables Facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin or other agreed-upon rate (0.94% as of July 31, 2013). In addition, the Company can terminate the Receivables Facility at any time upon five days prior written notice. A significant portion of the initial proceeds from the Receivables Facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the Receivables Facility and for working capital and general corporate purposes. As of July 31, 2013, there was $130.0 million outstanding under the Receivables Facility. The agreement for the Receivables Facility contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. As of July 31, 2013, the Company was in compliance with these covenants.

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

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of July 31, 2013, the Company had outstanding other debt of $99.6 million, comprised of $34.2 million in long-term debt and $65.5 million in short-term borrowings, compared to other debt outstanding of $109.4 million, comprised of $33.4 million in long-term debt and $76.1 million in short-term borrowings, as of October 31, 2012.

As of July 31, 2013, the current portion of the Company’s long-term debt was $10.0 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $2.5 million in 2013, $174.3 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $321.9 million in 2017 and $712.1 million thereafter.

As of July 31, 2013 and October 31, 2012, the Company had deferred financing fees and debt issuance costs of $14.3 million and $14.8 million, respectively, which are included in other long-term assets.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2013 (Dollars in millions):

	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(1.0)	$—	$(1.0)	Other long-term liabilities
Foreign exchange hedges	—	0.5	—	0.5	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.7)	—	(0.7)	Other current liabilities
Energy hedges	—	—	—	—	Other current liabilities

Total*	$—	$(1.2)	$—	$(1.2)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2013 approximate their fair values because of the short-term nature of these items and are not included in this table.

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

The Company has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.19% as of July 31, 2013 and 0.21% as of October 31, 2012) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of July 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.2 million for the three months ended July 31, 2013 and 2012, respectively; and were $0.6 million and $0.8 million for the nine months ended July 31, 2013 and 2012. These losses were recorded within the consolidated statement of operations as interest expense, net. The change in fair value of these contracts resulted in losses of $0.2 million and $0.2 million recorded in accumulated other comprehensive income as of July 31, 2013 and 2012, respectively.

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

As of July 31, 2013, the Company had outstanding foreign currency forward contracts in the notional amount of $150.9 million ($233.2 million as of October 31, 2012). At July 31, 2013, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $1.5 million and $2.8 million for the three months ended July 31, 2013 and 2012; respectively; and realized losses were $1.1 million and $4.5 million for the nine months ended July 31, 2013 and 2012.

During 2012, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. (Gains) Losses reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the three months ended July 31, 2012 and were $(0.1) million for the nine months ended July 31, 2012. These gains and losses were recorded within the consolidated statement of operations as other (income) expense, net. The change in fair value of these contracts resulted in losses of $0.7 million recorded in other comprehensive income as of July 31, 2012. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately.

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

From time to time, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices. Under these hedge agreements, the Company agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of July 31, 2013 or October 31, 2012. Such derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on such a derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on such a derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under such prior contracts were $0.4 million for the three months ended July 31, 2012 and $1.0 million for the nine months ended July 31, 2012. Losses on such contracts were recorded within the consolidated statement of operations as cost of products sold. The change in fair value of these contracts resulted in a loss of $0.2 million recorded in accumulated other comprehensive income as of July 31, 2012.

Other financial instruments

The estimated fair value of the Company’s 2017 Senior Notes are $331.5 million and $330.8 million compared to the carrying amounts of $301.9 million and $302.3 million as of July 31, 2013, and October 31, 2012, respectively. The estimated fair value of the Company’s 2019 Senior Notes are $288.1 million and $286.9 million compared to the carrying amounts of $244.2 million and $243.6 million as of July 31, 2013, and October 31, 2012, respectively. The estimated fair value of the Company’s 2021 Senior Notes are $299.9 million and $283.4 million compared to the carrying amounts of $262.3 million and $256.1 million as of July 31, 2013, and October 31, 2012, respectively. The fair values of the Company’s Amended Credit Agreement, the United States Trade Accounts Receivable Credit Facility and the other long-term debt does not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Non Recurring Fair Value Measurements

Long-Lived Assets

As part of the Company’s restructuring plans, the Company may close manufacturing facilities. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs which were valued based on bids received from third parties, recent purchase offers and market comparables. The Company recorded restructuring-related expenses for the nine month period ended July 31, 2013 and 2012 of $2.8 million and $5.4 million, respectively, on long lived assets with net book values of $2.8 million and $19.6 million, respectively.

During the nine month period ended July 31, 2013, the Company recognized an impairment of $1.8 million, primarily for assets under contract to be sold in Paper Packaging segment.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. As of July 31, 2013, the Company has not recognized impairment related to net assets held for sale. As of October 31, 2012 the Company had recognized $2.0 million of impairment related to net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of July 31, 2013.

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

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation—Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2013 or 2012. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

NOTE 12 — INCOME TAXES

Income tax expense was $25.9 million for the three months ended July 31, 2013 compared with $25.0 million for the three months ended July 31, 2012. The effective tax rate was 35.2% and 38.6% for the three months ended July 31, 2013 and 2012, respectively. Income tax expense was $58.7 million for the nine months ended July 31, 2013 compared with $52.2 million for the nine months ended July 31, 2012. The effective tax rate was 33.9% and 34.8% for the nine months ended July 31, 2013 and July 31, 2012, respectively. The increase in income tax expense for the three month and nine month periods ended July 31, 2013, compared to the three month and nine month periods ended July 31, 2012, was a result of an increase in the proportion of pre-tax income attributable to higher tax jurisdictions partially offset by lower discrete income tax adjustments in the current year.

The Company has estimated the reasonably possible net change in its unrecognized tax benefits through July 31, 2014 under ASC 740, “Income Taxes”. The Company’s estimate is based on expected settlements, payments of uncertain tax positions and lapses of applicable statutes of limitations, and includes an unfavorable court decision related to a fully reserved foreign controversy for tax years ending October 31, 2001 through October 31, 2009. The resolution of the foreign controversy will be offset by the utilization of tax losses. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from approximately $17.8 million to $28.0 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
Service cost	$4.2	$3.4	$12.6	$10.2
Interest cost	6.9	7.4	20.7	22.2
Expected return on plan assets	(8.1)	(8.5)	(24.3)	(25.5)
Amortization of prior service cost, initial net asset and net actuarial gain	4.2	3.2	12.6	9.6

Net periodic pension costs	$7.2	$5.5	$21.6	$16.5

The Company made $10.1 million in pension contributions in the nine months ended July 31, 2013. The Company estimates $13.1 million of pension contributions for the twelve months ended October 31, 2013.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.3	0.6	0.9
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(1.2)	(1.2)

Net periodic cost for postretirement benefits	$(0.2)	$(0.1)	$(0.6)	$(0.3)

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

Environmental Reserves

As of July 31, 2013 and October 31, 2012, environmental reserves of $27.0 million and $27.5 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2013 and October 31, 2012, environmental reserves of the Company included $13.8 million and $13.9 million, respectively, for its blending facility in Chicago, Illinois, $7.3 million and $7.4 million, respectively, for various European drum facilities acquired from acquisitions completed in 2007 and 2001, $3.7 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $2.2 million and $2.0 million for various other facilities around the world.

As of July 31, 2013, Greif estimated that payments for environmental remediation will be $8.1 million in 2013, $3.8 million in 2014, $2.1 million in 2015, $3.8 million in 2016, $2.1 million in 2017 and $7.1 million thereafter. The Company’s exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or year, the Company believes that the chance of a series of adverse developments occurring in the same quarter or year is remote. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters.

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

The following table provides EPS information for each period, respectively (Dollars in millions, except per share data):

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$46.7	$37.5	$110.5	$96.6
Cash dividends	24.6	24.5	73.6	73.2

Undistributed net income attributable to Greif, Inc.	$22.1	$13.0	$36.9	$23.4
Denominator for basic EPS
Class A common stock	25.4	25.2	25.4	25.1
Class B common stock	22.1	22.1	22.1	22.1
Denominator for diluted EPS
Class A common stock	25.5	25.3	25.4	25.2
Class B common stock	22.1	22.1	22.1	22.1
EPS Basic
Class A common stock	$0.80	$0.64	$1.89	$1.66
Class B common stock	$1.20	$0.96	$2.83	$2.48
EPS Diluted
Class A common stock	$0.80	$0.64	$1.89	$1.66
Class B common stock	$1.20	$0.96	$2.83	$2.48
Dividends per share
Class A common stock	$0.42	$0.42	$1.26	$1.26
Class B common stock	$0.63	$0.63	$1.88	$1.88

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the nine months ended July 31, 2013, the Company repurchased no shares of Class A or Class B Common Stock. During the nine months ended July 31, 2012, the Company repurchased no shares of Class A Common Stock. During the three months ended July 31, 2012, the Company repurchased no shares of Class B Common Stock. During the nine months ended July 31, 2012, the Company repurchased 1,000 shares of Class B Common Stock. As of July 31, 2013, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program which were all purchased in prior years. The total cost of the shares repurchased from November 1, 2011 through July 31, 2013 was approximately $0.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,283,465	16,998,455
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
July 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,450,224	16,831,696
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
Class A Common Stock:
Basic shares	25,435,379	25,177,924	25,380,754	25,126,828
Assumed conversion of stock options	29,483	93,164	28,337	103,595

Diluted shares	25,464,862	25,271,088	25,409,091	25,230,423

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966	22,119,966	22,120,533

No stock options were antidilutive for the three and nine month periods ended July 31, 2013 and 2012, respectively.

NOTE 16 — EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings (losses) of unconsolidated affiliates, net of tax

Equity earnings (losses) of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in six such affiliates. Equity earnings (losses) of unconsolidated affiliates, net of tax for the three months ended July 31, 2013 and 2012 were $1.2 million and ($0.7) million, respectively. Dividends received from the Company’s equity method affiliates for the three months ended July 31, 2013 and 2012 were $0.2 million and $0.1 million, respectively. Equity earnings (losses) of unconsolidated affiliates, net of tax for the nine months ended July 31, 2013 and 2012 were $1.5 million and $1.3 million, respectively. Dividends received from the Company’s equity method affiliates for the nine months ended July 31, 2013 and 2012 were $0.2 million and $0.1 million, respectively. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of July 31, 2013, these loans had an outstanding balance of $14.9 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended July 31, 2013 and 2012 was $2.1 million and $1.5 million, respectively. Net income attributable to noncontrolling interests for the nine months ended July 31, 2013 and 2012 was $5.5 million and $2.4 million, respectively.

NOTE 17 — SHAREHOLDERS EQUITY

The following table summarizes the changes of Shareholders’ Equity from October 31, 2012 to July 31, 2013 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock				Accumulated Other Comprehensive
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Noncontrolling interests	Income (Loss)	Shareholders’ Equity
As of October 31, 2012	47,403	$123.8	29,439	$(131.4)	$1,394.8	$119.6	$(196.0)	$1,310.8
Net income					110.5	5.5		116.0
Other comprehensive income (loss):
- foreign currency translation						(1.2)	(14.6)	(15.8)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.2 million							0.4	0.4
- Unrealized loss on cash flow hedges, net of income tax expense of $0.1 million							(0.1)	(0.1)
- minimum pension liability adjustment, net of income tax expense of $0.1 million							0.3	0.3

Comprehensive income								100.8

Noncontrolling interests and other						(7.8)		(7.8)
Dividends paid					(73.6)			(73.6)
Stock options exercised	92	1.2	(92)	0.1				1.3
Restricted stock executives and directors	21	1.3	(21)	0.1				1.4
Long-term incentive shares issued	54	2.1	(54)	0.1				2.2

As of July 31, 2013	47,570	$128.4	29,272	$(131.1)	$1,431.7	$116.1	$(210.0)	$1,335.1

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

In order to maximize the value of timber property, the Company continues to review its current portfolio and explore the development of certain of these properties in Canada and the United States. This process has led the Company to characterize property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by the Company, whether due to parcel size, lack of productivity, location, access limitations or for other reasons.

•	HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value.

•	Timberland, meaning land that is best suited for growing and selling timber.

The disposal of surplus and HBU property is reported in the consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and the sale of development property is reported under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by the Company to productively grow and sell timber until sold.

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

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012
Net sales
Rigid Industrial Packaging & Services	$802.2	$805.2	$2,280.0	$2,311.6
Flexible Products & Services	110.5	109.7	334.3	338.4
Paper Packaging	208.4	182.7	587.1	524.2
Land Management	8.6	5.3	25.8	19.7

Total net sales	$1,129.7	$1,102.9	$3,227.2	$3,193.9

Operating profit:
Rigid Industrial Packaging & Services	$61.7	$60.8	$146.4	$146.9
Flexible Products & Services	—	1.4	1.4	1.8
Paper Packaging	30.7	21.0	84.1	58.3
Land Management	4.3	1.6	12.7	11.7

Total operating profit	$96.7	$84.8	$244.6	$218.7

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$26.7	$25.3	$80.2	$78.6
Flexible Products & Services	4.0	3.7	11.2	11.4
Paper Packaging	7.3	7.7	22.7	23.4
Land Management	1.5	0.7	3.8	2.5

Total depreciation, depletion and amortization expense	$39.5	$37.4	$117.9	$115.9

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012
Net sales:
North America	$535.2	$509.0	$1,524.6	$1,469.0
Europe, Middle East and Africa	426.5	433.9	1,210.6	1,236.1
Asia Pacific and Latin America	168.0	160.0	492.0	488.8

Total net sales	$1,129.7	$1,102.9	$3,227.2	$3,193.9

The following table presents total assets by segment and geographic area (Dollars in millions):

	July 31, 2013	October 31, 2012
Assets:
Rigid Industrial Packaging & Services	$2,439.8	$2,481.2
Flexible Products & Services	377.3	363.8
Paper Packaging	412.0	401.7
Land Management	278.9	280.5

Total segments	3,508.0	3,527.2

Corporate and other	386.2	326.2

Total assets	$3,894.2	$3,853.4

Assets:
North America	$1,748.2	$1,717.2
Europe, Middle East and Africa	1,598.0	1,555.0
Asia Pacific and Latin America	548.0	581.2

Total assets	$3,894.2	$3,853.4

NOTE 19 – CORRECTION OF ERRORS

During the third quarter of 2013, the Company identified errors related to prior periods. These errors were attributable to the identification and recording of withholding taxes arising primarily from financing transactions between certain international subsidiaries and to certain improperly stated reserves and asset balances within its Rigid Industrial Packaging & Services business unit in Brazil. The impact of the errors in the prior years was not material to the Company in any of those years; however, the aggregate amount of the prior period errors of $9.6 million would have been material to the Company’s current year consolidated statement of operations. Consequently, the Company has corrected these errors for all prior periods presented by restating the consolidated financial statements and other financial information included herein. Periods not presented herein will be restated, as applicable, as they are included in future filings.

The following are the previously stated and corrected balances of certain consolidated statements of operations and consolidated balance sheets (Dollars in millions, except per share amounts):

	Three months ended
	January 31, 2013
	As Reported	Adjustments	As Adjusted
Cost of products sold	$821.3	$0.6	$821.9
Gross profit	187.3	(0.6)	186.7
Operating profit	64.6	(0.6)	64.0
Income before income tax expense and equity earnings of unconsolidated affiliates, net	38.6	(0.6)	38.0
Income tax expense	12.5	0.7	13.2
Net income	26.2	(1.3)	24.9
Net income attributable to Greif, Inc.	24.9	(1.3)	23.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$(0.02)	$0.41
Class B Common Stock	$0.63	$(0.03)	$0.60
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.43	$(0.02)	$0.41
Class B Common Stock	$0.63	$(0.03)	$0.60

	Three months ended
	April 30, 2013
	As Reported	Adjustments	As Adjusted
Income tax expense	$18.9	$0.7	$19.6
Net income	43.0	(0.7)	42.3
Net income attributable to Greif, Inc.	40.9	(0.7)	40.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$(0.01)	$0.69
Class B Common Stock	$1.05	$(0.02)	$1.03
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.70	$(0.01)	$0.69
Class B Common Stock	$1.05	$(0.02)	$1.03

	Three months ended
	July 31, 2012
	As Reported	Adjustments	As Adjusted
Selling, general and administrative expenses	$116.4	$0.4	$116.8
Operating profit	85.2	(0.4)	84.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	65.1	(0.4)	64.7
Income tax expense	24.4	0.6	25.0
Net income	40.0	(1.0)	39.0
Net income attributable to Greif, Inc.	38.5	(1.0)	37.5
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.66	$(0.02)	$0.64
Class B Common Stock	$0.99	$(0.03)	$0.96
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.66	$(0.02)	$0.64
Class B Common Stock	$0.99	$(0.03)	$0.96

	Nine months ended
	July 31, 2012
	As Reported	Adjustments	As Adjusted
Cost of products sold	$2,608.8	$0.1	$2,608.9
Gross profit	585.1	(0.1)	585.0
Selling, general and administrative expenses	348.6	1.2	349.8
Operating profit	220.0	(1.3)	218.7
Income before income tax expense and equity earnings of unconsolidated affiliates, net	151.2	(1.3)	149.9
Income tax expense	50.5	1.7	52.2
Net income	102.0	(3.0)	99.0
Net income attributable to Greif, Inc.	99.6	(3.0)	96.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.71	$(0.05)	$1.66
Class B Common Stock	$2.56	$(0.08)	$2.48
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$1.71	$(0.05)	$1.66
Class B Common Stock	$2.56	$(0.08)	$2.48

	For the year ended
	October 31, 2012
	As Reported	Adjustments	As Adjusted
Cost of products sold	$3,489.8	$0.1	$3,489.9
Gross profit	779.7	(0.1)	779.6
Selling, general and administrative expenses	469.4	1.6	471.0
Operating profit	284.5	(1.7)	282.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	187.1	(1.7)	185.4
Income tax expense	56.8	2.0	58.8
Net income	131.6	(3.7)	127.9
Net income attributable to Greif, Inc.	126.1	(3.7)	122.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.17	$(0.07)	$2.10
Class B Common Stock	$3.24	$(0.10)	$3.14
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.17	$(0.07)	$2.10
Class B Common Stock	$3.24	$(0.10)	$3.14

	October 31, 2012
	As Reported	Adjustments	As Adjusted
Current assets
Cash and cash equivalents	$91.7	$(0.2)	$91.5
Trade accounts receivable, less allowance	453.9	(0.1)	453.8
Inventories	374.3	(0.8)	373.5
Prepaid expenses and other current assets	117.2	(2.4)	114.8
Total assets	3,856.9	(3.5)	3,853.4
Current Liabilities
Other current liabilities	182.6	5.3	187.9
Long-term liabilities
Other long-term liabilities	116.2	0.8	117.0
Shareholders’ equity
Retained earnings	1,404.4	(9.6)	1,394.8
Total liabilities and shareholders’ equity	3,856.9	(3.5)	3,853.4

	For the year ended
	October 31, 2011
	As Reported	Adjustments	As Adjusted
Cost of products sold	$3,449.8	$0.1	$3,449.9
Gross profit	798.4	(0.1)	798.3
Selling, general and administrative expenses	453.3	0.4	453.7
Operating profit	330.7	(0.5)	330.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	240.6	(0.5)	240.1
Income tax expense	65.0	2.3	67.3
Net income	180.4	(2.8)	177.6
Net income attributable to Greif, Inc.	177.5	(2.8)	174.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.05	$(0.05)	$3.00
Class B Common Stock	$4.56	$(0.08)	$4.48
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$3.04	$(0.05)	$2.99
Class B Common Stock	$4.56	$(0.08)	$4.48

	October 31, 2011
	As Reported	Adjustments	As Adjusted
Current assets
Cash and cash equivalents	$127.4	$(0.1)	$127.3
Prepaid expenses and other current assets	132.5	(1.8)	130.7
Total assets	4,188.8	(1.9)	4,186.9
Current Liabilities
Other current liabilities	166.9	3.6	170.5
Long-term liabilities
Other long-term liabilities	206.4	0.4	206.8
Shareholders’ equity
Retained earnings	1,376.0	(5.9)	1,370.1
Total liabilities and shareholders’ equity	4,188.8	(1.9)	4,186.9

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of July 31, 2013 and October 31, 2012, and for the consolidated statements of operations for the three and nine months ended July 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 (the “2012 Form 10-K”). Readers are encouraged to review the entire 2012 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results. Certain prior year amounts have been reclassified to conform to the current year presentation.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks that could adversely affect our results of operations, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) our ability to attract, develop and retain talented employees, managers and executives is critical to our success, (xiii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvi) legislation/regulation related to climate change, environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xvii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xviii) we may incur fines or penalties, damage to reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xix) changing climate conditions may adversely affect our operations and financial performance, and (xx) the frequency and volume of our timber and timberland sales will impact our financial performance. The risks described above are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of our 2012 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of July 31, 2013, we owned approximately 269,100 acres of timber properties in the southeastern United States, which are actively managed, and approximately 11,850 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three and nine month periods ended July 31, 2013 and 2012. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

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

Third Quarter Results

The following table sets forth the net sales, operating profit and EBITDA* for each of our business segments for the three month periods ended July 31, 2013 and 2012 (Dollars in millions):

	Three months ended
	July 31,
	2013	2012
Net sales:
Rigid Industrial Packaging & Services	$802.2	$805.2
Flexible Products & Services	110.5	109.7
Paper Packaging	208.4	182.7
Land Management	8.6	5.3

Total net sales	$1,129.7	$1,102.9

Operating profit:
Rigid Industrial Packaging & Services	$61.7	$60.8
Flexible Products & Services	—	1.4
Paper Packaging	30.7	21.0
Land Management	4.3	1.6

Total operating profit	$96.7	$84.8

EBITDA*:
Rigid Industrial Packaging & Services	$86.3	$85.2
Flexible Products & Services	2.1	7.3
Paper Packaging	38.0	29.2
Land Management	5.8	2.3

Total EBITDA	$132.2	$124.0

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended July 31, 2013 and 2012 (Dollars in millions):

For the three months ended July 31,	2013	2012
Net income	$48.8	$39.0
Plus: interest expense, net	19.2	21.9
Plus: income tax expense	25.9	25.0
Plus: depreciation, depletion and amortization expense	39.5	37.4
Plus: debt extinguishment charges	—	—
Less: equity earnings (losses) of unconsolidated affiliates, net of tax	1.2	(0.7)

EBITDA*	$132.2	$124.0

Net income	$48.8	$39.0
Plus: interest expense, net	19.2	21.9
Plus: income tax expense	25.9	25.0
Plus: other expense (income), net	4.0	(1.8)
Plus: debt extinguishment charges	—	—
Less: equity earnings (losses) of unconsolidated affiliates, net of tax	1.2	(0.7)

Operating profit	96.7	84.8
Less: other (income) expense, net	4.0	(1.8)
Plus: depreciation, depletion and amortization expense	39.5	37.4

EBITDA*	$132.2	$124.0

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit for each segment, for the three month periods ended July 31, 2013 and 2012 (Dollars in millions):

For the three months ended July 31,	2013	2012
Rigid Industrial Packaging & Services
Operating profit	$61.7	$60.8
Less: other (income) expense, net	2.1	0.9
Plus: depreciation and amortization expense	26.7	25.3

EBITDA*	86.3	85.2
Flexible Products & Services
Operating profit	$—	$1.4
Less: other (income) expense, net	1.9	(2.2)
Plus: depreciation and amortization expense	4.0	3.7

EBITDA*	2.1	7.3
Paper Packaging
Operating profit	$30.7	$21.0
Less: other (income) expense, net	—	(0.5)
Plus: depreciation and amortization expense	7.3	7.7

EBITDA*	38.0	29.2
Land Management
Operating profit	$4.3	$1.6
Plus: depreciation, depletion and amortization expense	1.5	0.7

EBITDA*	$5.8	$2.3

Consolidated EBITDA	$132.2	$124.0

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA by segment with reference to operating profit by segment, which as demonstrated in the table on page 34 is another method to achieve the same result.

Net Sales

Net sales were $1,129.7 million for the third quarter of 2013 compared with $1,102.9 million for the third quarter of 2012. The third quarter 2013 net sales compared with the same period in 2012 by segment was Paper Packaging ($25.7 million increase), Land Management ($3.3 million increase), Flexible Products & Services ($0.8 million increase) and Rigid Industrial Packaging & Services ($3.0 million decrease).

The 2.4 percent increase in net sales was primarily due to the impact of a 1.2 percent increase in selling prices coupled with a 1.0 percent increase in volumes. Selling prices for paper packaging products were higher due to the realization of two containerboard price increases since the third quarter of 2012. Selling prices for rigid industrial packaging products decreased principally due to the pass-through to customers of lower steel costs. Lower selling prices for flexible packaging products were attributable to changes in product mix and the pass-through to customers of lower raw material costs.

Operating Costs

Gross profit increased 7.5 percent to $217.3 million for the third quarter of 2013 compared with $202.2 million for the third quarter of 2012. Improvements in the Paper Packaging, Land Management and Rigid Industrial Packaging & Services segments were partially offset by a decline in the Flexible Products & Services segment. Gross profit was 19.2 percent of net sales for the third quarter of 2013 versus 18.3 percent of net sales for the third quarter of 2012.

SG&A expenses increased to $118.2 million for the third quarter of 2013 compared with $116.8 million for the third quarter of 2012. Long-term incentive compensation accruals, pension expenses and information technology expenditures were higher in the third quarter of 2013 compared with the prior year. Included in SG&A expenses are acquisition-related costs, which were 0.1 for the third quarter 2013, compared to $1.6 million for the third quarter 2012. SG&A expenses, as a percentage of net sales, were 10.5 percent for the third quarter of 2013 compared with 10.6 percent for the third quarter of 2012.

Restructuring Charges

Third quarter 2013 restructuring charges were $4.2 million and primarily related to capacity rationalization efforts in Latin America, Life Cycle Services integration in Western Europe and manufacturing rationalization in the flexible products business in Europe and Asia. The third quarter of 2013 restructuring charges consisted of $1.3 million in employee separation costs, $2.3 million in asset impairments and $0.6 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. Third quarter 2012 restructuring charges were $3.9 million, primarily related to consolidation of operations in the Flexible Products & Services segment and rationalization of operations in the Rigid Industrial Packaging & Services segment. The third quarter of 2012 restructuring charges consisted of $2.3 million in employee separation costs, $0.5 million of asset impairments and $1.1 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Third quarter 2013 acquisition-related costs were $0.1 million. Third quarter 2012 acquisition-related costs were $1.6 million and consisted of $0.5 million of acquisition-related costs and $1.1 million of post-acquisition integration costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $1.8 million for the third quarter 2013 compared to $3.3 million for the same period in 2012 due to fewer assets being sold.

Operating Profit

Operating profit increased to $96.7 million for the third quarter of 2013 compared to $84.8 million for the third quarter of 2012. The $11.9 million increase consisted of Paper Packaging ($9.7 million increase), Land Management ($2.7 million increase), Rigid Industrial Packaging & Services ($0.9 million increase) and Flexible Products & Services ($1.4 million decrease).

EBITDA

EBITDA was $132.2 million for the third quarter of 2013 compared to $124.0 million for the third quarter of 2012. The $8.2 million increase resulted from stronger operating results in the Paper Packaging, Land Management and Rigid Industrial Packaging & Services segments partially offset by lower operating results in the Flexible Products & Services segment as well as higher foreign currency exchange losses. Depreciation, depletion and amortization expense was $39.5 million for the third quarter of 2013 compared with $37.4 million for the same period in 2012.

Trends

We expect continuation of modest sales growth and generally stable raw material costs across our business portfolio in the fourth quarter of 2013. In the rigid industrial packaging business, continued challenging market conditions are anticipated including a delayed agricultural season lower than last year in Europe and North America. In the flexible products business, ongoing capacity utilization challenges related to the new facilities are expected to offset increased sales volumes and recent operational efficiency gains in other parts of the network. We anticipate favorable market conditions to remain in place in the paper packaging business. Plans continue to be implemented to unlock value in our Land Management segment.

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

Net sales were $802.2 million for the third quarter of 2013 compared with $805.2 million for the third quarter of 2012. Sales volumes increased 0.5 percent with improvement in Europe, Asia and Latin America, partially offset by a decline in North America principally due to a slower agricultural season in 2013. Selling prices declined 1.0 percent resulting from the pass-through to customers of lower steel costs and changes in product mix partially offset by higher resin costs. Sales for the third quarter of 2013 were also affected by a late start to the agriculture seasons in Europe and North America. Foreign currency translation was immaterial for the third quarter of 2013. Economic conditions remained challenging and market pressures intensified.

Gross profit was $149.5 million for the third quarter of 2013 compared with $147.9 million for the third quarter of 2012. Gross profit margin was 18.6 percent and 18.4 percent for the third quarters of 2013 and 2012, respectively. The increase was mostly due to lower steel costs in the third quarter of 2013 partially offset by changes in product mix.

Operating profit increased to $61.7 million for the third quarter of 2013 from $60.8 million for the third quarter of 2012. The $0.9 million increase was primarily due to the same factors that impacted the increase in gross profit margin plus lower acquisition-related costs, partially offset by slightly higher restructuring charges.

Restructuring charges for the third quarter of 2013 were $3.8 million compared with $3.4 million for the same period in 2012 mostly related to capacity rationalization efforts in Latin America and Life Cycle Services integration efforts in Europe. There were $0.1 million and $1.6 million of acquisition-related costs for the third quarters of 2013 and 2012, respectively.

EBITDA was $86.3 million for the third quarter of 2013 compared with $85.2 million for the same period in 2012 due to the same factors that impacted the segment’s operating profit, partially offset by higher foreign currency exchange losses. Depreciation, depletion and amortization expense was $26.7 million for the third quarter of 2013 compared with $25.3 million for the same period in 2012.

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

Net sales were $110.5 million for the third quarter of 2013 compared with $109.7 million for the third quarter of 2012. Volumes increased 5.5 percent due to higher polywoven volumes in Europe and the Americas and higher multiwall volumes in the United States, partially offset by lower polywoven volumes in Asia Pacific. Selling prices declined 6.1 percent primarily due to changes in product mix and the pass-through to customers of declining raw material costs for polywoven products. The impact of foreign currency translation was a positive 1.4 percent.

Gross profit was $19.4 million and $20.0 million for the third quarters of 2013 and 2012, respectively. Gross profit margin decreased to 17.6 percent for the third quarter of 2013 from 18.2 percent for the third quarter of 2012. The decrease in gross profit margin was primarily due to changes in product mix combined with higher polywoven production costs related to lower network capacity utilization.

Operating profit was immaterial for the third quarter of 2013 compared with $1.4 million for the third quarter of 2012. Improvements in the base business were more than offset by additional costs related to new facilities, including the fabric hub in the Kingdom of Saudi Arabia, a confection facility in Morocco, and a shipping sack line in North America.

Restructuring charges for the third quarter of 2013 were $0.4 million compared with $0.5 million for the same period in 2012 related to the rationalization of manufacturing in Europe and Asia. There were no acquisition-related costs for the third quarters of 2013 and 2012.

EBITDA was $2.1 million and $7.3 million for the third quarters of 2013 and 2012, respectively. EBITDA for both periods was affected by the same factors that impacted the segment’s operating profit combined with higher foreign currency exchange losses. Depreciation, depletion and amortization expense was $4.0 million and $3.7 million for the third quarters of 2013 and 2012, respectively.

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

Net sales were $208.4 million for the third quarter of 2013 compared with $182.7 million for the third quarter of 2012. The increase was due to higher selling prices (13.3 percent) coupled with increased volumes (0.8 percent). The recently implemented increase in containerboard prices was fully realized by the end of the third quarter of 2013.

Gross profit was $44.1 million and $32.5 million for the third quarters of 2013 and 2012, respectively. Gross profit margin increased to 21.2 percent for the third quarter of 2013 from 17.8 percent for the third quarter of 2012. The increase was primarily due to higher selling prices coupled with relatively stable input costs.

Operating profit increased 46.2 percent to a record $30.7 million for the third quarter of 2013 from $21.0 million for the third quarter of 2012, primarily due to higher selling prices, higher volumes and relatively stable input costs.

EBITDA increased to $38.0 million for the third quarter of 2013 compared with $29.2 million for the third quarter of 2012 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $7.3 million and $7.7 million for the third quarters of 2013 and 2012, respectively.

Land Management

As of July 31, 2013, our Land Management segment consisted of approximately 269,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 11,850 acres of timber properties in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $8.6 million for the third quarter of 2013 compared with $5.3 million for the third quarter of 2012. The increase was due to higher timber sales volumes combined with generally higher prices for timber products.

Operating profit increased to $4.3 million for the third quarter of 2013 from $1.6 million for the third quarter of 2012 primarily due to higher timber sales. Special use property disposals included in operating profit were $0.4 million for the third quarter of 2013 versus $0.3 million for the third quarter of 2012. Special use property sales occur intermittently based on general market conditions and specific business opportunities.

EBITDA was $5.8 million and $2.3 million for the third quarters of 2013 and 2012, respectively. The increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $1.5 million and $0.7 million for the third quarter of 2013 and 2012, respectively.

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

As of July 31, 2013, we estimated that there were approximately 45,400 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $19.2 million for the third quarter of 2013 compared with $21.9 million for the third quarter of 2012. This decrease was due to lower average interest rates in the third quarter 2013 compared with the third quarter of 2012.

Other (income) expense, net

Other (income) expense, net was $4.0 million for the third quarter 2013 compared to ($1.8) million for the third quarter 2012. The change was primarily due to foreign currency exchange losses in the third quarter of 2013 compared with foreign currency exchange gains in the third quarter of 2012.

Income tax expense

Income tax expense was $25.9 million for the third quarter of 2013 compared with $25.0 million for the third quarter of 2012. The effective tax rate was 35.2 percent compared with 38.6 percent for the third quarters of 2013 and 2012, respectively. The increase in income tax expense for the third quarter of 2013 compared to the third quarter of 2012 was a result of an increase in the proportion of pre-tax income attributable to higher tax jurisdictions partially offset by lower discrete income tax adjustments in the current year. Cash tax payments for the third quarter of 2013 were $23.2 million.

Equity earnings (losses) of unconsolidated affiliates, net of tax

We recorded $1.2 million of equity earnings (losses) of unconsolidated affiliates, net of tax, during the third quarter 2013 compared to ($0.7) million for the same period in 2012.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the third quarters of 2013 and 2012 was ($2.1) million and ($1.5) million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $46.7 million for the third quarter of 2013 compared to $37.5 million for the third quarter of 2012.

Year-to-Date Results

The following table sets forth the net sales, operating profit and EBITDA* for each of our business segments for the nine month periods ended July 31, 2013 and 2012 (Dollars in millions):

	Nine months ended July 31,
	2013	2012
Net sales:
Rigid Industrial Packaging & Services	$2,280.0	$2,311.6
Flexible Products & Services	334.3	338.4
Paper Packaging	587.1	524.2
Land Management	25.8	19.7

Total net sales	$3,227.2	$3,193.9

Operating profit:
Rigid Industrial Packaging & Services	$146.4	$146.9
Flexible Products & Services	1.4	1.8
Paper Packaging	84.1	58.3
Land Management	12.7	11.7

Total operating profit	$244.6	$218.7

EBITDA*:
Rigid Industrial Packaging & Services	$221.8	$223.0
Flexible Products & Services	9.3	14.3
Paper Packaging	107.0	82.4
Land Management	16.5	14.2

Total EBITDA	$354.6	$333.9

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the nine month periods ended July 31, 2013 and 2012 (Dollars in millions):

For the nine months ended July 31,	2013	2012
Net income	$116.0	$99.0
Plus: interest expense, net	62.2	68.1
Plus: income tax expense	58.7	52.2
Plus: depreciation, depletion and amortization expense	117.9	115.9
Plus: debt extinguishment charges	1.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	1.5	1.3

EBITDA*	$354.6	$333.9

Net income	$116.0	$99.0
Plus: interest expense, net	62.2	68.1
Plus: income tax expense	58.7	52.2
Plus: other (income) expense, net	7.9	0.7
Plus: debt extinguishment charges	1.3	—
Less: equity earnings of unconsolidated affiliates, net of tax	1.5	1.3

Operating profit	244.6	218.7
Less: other (income) expense, net	7.9	0.7
Plus: depreciation, depletion and amortization expense	117.9	115.9

EBITDA*	$354.6	$333.9

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit for each segment, for the nine month periods ended July 31, 2013 and 2012 (Dollars in millions):

For the nine months ended July 31,	2013	2012
Rigid Industrial Packaging & Services
Operating profit	$146.4	$146.9
Less: other (income) expense, net	4.8	2.5
Plus: depreciation and amortization expense	80.2	78.6

EBITDA*	221.8	223.0
Flexible Products & Services
Operating profit	$1.4	$1.8
Less: other (income) expense, net	3.3	(1.1)
Plus: depreciation and amortization expense	11.2	11.4

EBITDA*	9.3	14.3
Paper Packaging
Operating profit	$84.1	$58.3
Less: other (income) expense, net	(0.2)	(0.7)
Plus: depreciation and amortization expense	22.7	23.4

EBITDA*	107.0	82.4
Land Management
Operating profit	$12.7	$11.7
Plus: depreciation, depletion and amortization expense	3.8	2.5

EBITDA*	$16.5	$14.2

Consolidated EBITDA	$354.6	$333.9

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA by segment with reference to operating profit by segment, which as demonstrated in the table on page 41 is another method to achieve the same result.

Net Sales

Net sales were $3,227.2 million for the first nine months of 2013 compared with $3,193.9 million for the first nine months of 2012. The year to date net sales change by segment compared with the same period in 2012 was Paper Packaging ($62.9 million increase), Land Management ($6.1 million increase), Flexible Products & Services ($4.1 million decrease) and Rigid Industrial Packaging & Services ($31.6 million decrease).

The increase in net sales of 1.0 percent was primarily due to a 1.8 percent increase in volumes with improvements in all business segments, partially offset by a 0.6 percent decline in selling prices. Higher containerboard prices in Paper Packaging were more than offset by selling price decreases resulting from the pass-through to customers of generally lower raw material costs and changes in product mix in Rigid Industrial Packaging & Services and Flexible Products & Services.

Operating Costs

Gross profit increased 3.7 percent to $606.6 million for the first nine months of 2013 compared with $585.0 million for the first nine months of 2012. The increase was primarily due to generally lower raw material costs and improved operating leverage and efficiencies in the first nine months of 2013. Gross profit margin improved to 18.8 percent for the first nine months of 2013 compared to 18.3 percent for the first nine months of 2012.

SG&A expenses increased to $362.7 million for the first nine months of 2013 compared with $349.8 million for the first nine months of 2012. First nine months of 2013 employee-related expenses, including performance-based incentive accruals, IBC start-up costs and information technology expenditures, were higher compared to the same period in 2012, partially offset by lower acquisition-related costs of $0.7 million for the first nine months of 2013 compared with $5.0 million for the first nine months of 2012. SG&A expenses, as a percentage of net sales, were 11.2 percent for the first nine months of 2013 compared with 11.0 percent for the first nine months of 2012.

Restructuring Charges

The first nine months of 2013 restructuring charges of $5.4 million, primarily related to the rationalization of operations and capacity, plus Life Cycle Services integration in the Rigid Industrial Packaging & Services segment and manufacturing rationalization in Europe and Asia in the Flexible Products & Services segment, consisted of $0.9 million of employee separation costs, $2.8 million in asset impairments and $1.7 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. The first nine months of 2012 restructuring charges of $22.9 million, primarily related to consolidation of operations in the Flexible Products & Services segment and rationalization of operations in the Rigid Industrial Packaging and Services segment, consisted of $10.5 million in employee separation costs, $5.4 million of asset impairments and $7.0 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. Refer to Note 7 to the Consolidated Financial Statements included in Item I of Part I of this Form 10-Q for additional disclosures regarding our restructuring activities.

Acquisition-Related Costs

Acquisition-related costs were $0.7 million and $5.0 million for the first nine months of 2013 and 2012, respectively. For the first nine months of 2013, these costs included $0.3 million of acquisition-related costs and $0.4 million of post-acquisition integration costs attributable to acquisitions completed during 2011. The first nine months of 2012 amount included $1.9 million of acquisition-related costs and $3.1 million of post-acquisition integration costs associated with integrating acquired companies, such as costs associated with implementing the Greif Business System, sourcing and supply chain initiatives, and finance and administrative reorganizations.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $6.1 million for the first nine months of 2013 compared to $6.4 million for the same period in 2012. There was a decrease in the gains on sales of special use properties in the Land Management segment to $1.2 million for first nine months of 2013 compared to $5.1 million for the same period in 2012, partially offset by the sale of a building in China, proceeds from an insurance claim in Europe and the sale of excess machinery in the Paper Packaging segment.

Operating Profit

Operating profit was $244.6 million for the first nine months of 2013 compared to $218.7 million for the first nine months of 2012. The $25.9 million increase consisted of Paper Packaging ($25.8 million increase), Land Management ($1.0 million increase), Flexible Products & Services ($0.4 million decrease), and Rigid Industrial Packaging & Services ($0.5 million decrease).

EBITDA

EBITDA was $354.6 million for the first nine months of 2013 compared with $333.9 for the first nine months of 2012. The $20.7 million increase was primarily due to improved results in the Paper Packaging and Land Management segments, partially offset by lower results in the Flexible Products & Services and Rigid Industrial Packaging & Services segments. Depreciation, depletion and amortization expense was $117.9 million for the first nine months of 2013 compared with $115.9 for the first nine months of 2012.

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

Net sales were $2,280.0 million for the first nine months of 2013 compared with $2,311.6 million for the first nine months of 2012. A 1.7 percent increase in volumes was more than offset by a 2.7 percent decrease in selling prices and with an immaterial impact of foreign currency translation. Market conditions remained challenging while selling prices declined mostly due to the pass-through to customers of generally lower raw material costs, especially steel, and changes in product mix.

Gross profit decreased to $405.9 million for the first nine months of 2013 from $413.8 million for the first nine months of 2012. Gross profit margin was 17.8 percent for the first nine months of 2013 compared to 17.9 percent for the first nine months of 2012. The decline was primarily due to pricing pressures and changes in product mix in the Americas, partially offset by lower steel costs.

Operating profit decreased slightly to $146.4 million for the first nine months of 2013 from $146.9 million for the first nine months of 2012. The $0.5 million decrease was primarily due to the same reasons as the decline in gross profit margin, partially offset by lower restructuring charges and acquisition-related costs.

There were $4.7 million of restructuring charges for the first nine months of 2013, primarily related to rationalization of operations and capacity and Life Cycle Services integration, compared with $16.2 million for the same period in 2012. There were $0.7 million and $4.1 million of acquisition-related costs for the first nine months of 2013 and 2012, respectively.

EBITDA was $221.8 million for the first nine months of 2013 compared with $223.0 million for the same period in 2012, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $80.2 million for the first nine months of 2013 compared with $78.6 million for the same period in 2012.

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

Net sales were $334.3 million for the first nine months of 2013 compared with $338.4 million for the first nine months of 2012. The 1.2 percent decrease was primarily due to a 2.3 percent increase in volumes mostly from multiwall products in the United States offset by a 3.6 percent decrease in selling prices and an immaterial impact of foreign currency translation.

Gross profit was $60.9 million and $65.8 million for the first nine months of 2013 and 2012, respectively. Gross profit margin decreased to 18.2 percent for the first nine months of 2013 from 19.4 percent for the first nine months of 2012, primarily due to pricing pressures in multiwall bags and higher polywoven production costs related to the ongoing consolidation of operations and costs related to new facilities, including the fabric hub in Saudi Arabia, a confection facility in Morocco and a shipping sack line in North America.

Operating profit was $1.4 million and $1.8 million for the first nine months of 2013 and 2012, respectively. The $0.4 million decrease compared with the same period in 2012 was primarily due to lower restructuring charges and acquisition-related costs, partially offset by the same factors that impacted the decrease in gross profit.

There were $0.7 million of restructuring charges for the first nine months of 2013 compared with $6.7 million for the same period in 2012 as restructuring to reduce capacity in Europe was completed. There were no acquisition-related costs for the first nine months of 2013 compared with $0.9 million in the first nine months of 2012.

EBITDA was $9.3 million and $14.3 million for the first nine months of 2013 and 2012, respectively, due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $11.2 million and $11.4 million for the first nine months of 2013 and 2012, respectively.

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

Net sales were $587.1 million for the first nine months of 2013 compared with $524.2 million for the first nine months of 2012. This 12.0 percent increase was due to a 9.9 percent increase in selling prices, and a 2.1 percent increase in volumes.

Gross profit was $126.5 million and $96.7 million for the first nine months of 2013 and 2012, respectively. Gross profit margin increased to 21.5 percent for the first nine months of 2013 from 18.4 percent for the first nine months of 2012. This increase was primarily due to higher selling prices coupled with relatively stable input costs.

Operating profit increased 44.3 percent to $84.1 million for the first nine months of 2013 from $58.3 million for the first nine months of 2012, primarily due to higher selling prices, higher volumes and relatively stable input costs.

EBITDA increased to $107.0 million for the first nine months of 2013 compared with $82.4 million for the first nine months of 2012, due to the same factors that contributed to the increase in the segment’s operating profit. Depreciation, depletion and amortization expense was $22.7 million and $23.4 million for the first nine months of 2013 and 2012, respectively.

Land Management

As of July 31, 2013, our Land Management segment consisted of approximately 269,100 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 11,850 acres of timber properties in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $25.8 million for the first nine months of 2013 compared with $19.7 million for the first nine months of 2012, primarily due to higher timber sales volumes combined with generally higher prices for timber products.

Operating profit increased to $12.7 million for the first nine months of 2013 from $11.7 million for the first nine months of 2012, primarily due to higher timber sales, partially offset by fewer special use property disposals, which were $1.2 million for the first nine months of 2013 compared with $5.1 million for the first nine months of 2012.

EBITDA was $16.5 million and $14.2 million for the first nine months of 2013 and 2012, respectively. The increase was due to the same factors that impacted the segment’s operating profit plus higher depreciation, depletion and amortization expense which was $3.8 million and $2.5 million for the first nine months of 2013 and 2012, respectively.

As of July 31, 2013, we estimated that there were approximately 45,400 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $62.2 million for the first nine months of 2013 compared with $68.1 million for the first nine months of 2012. The decrease was primarily due to lower average interest rates.

There was a non-cash debt extinguishment expense of $1.3 million in the first nine months of 2013 related to completion of our amended and restated credit agreement in December 2012.

Other (income) expense, net

Other (income) expense, net was $7.9 million for the first nine months 2013 compared with $0.7 million for the first nine months of 2012. The change was primarily due to higher foreign exchange losses and higher hyperinflation adjustment expenses for Venezuela in the first nine months of 2013 compared with the same period of 2012.

Income tax expense

Income tax expense was $58.7 million and $52.2 million for the first nine months of 2013 and 2012, respectively. For the first nine months of 2013 and 2012 the effective tax rate was 33.9 percent and 34.8 percent, respectively. The increase in income tax expense for the nine month period ended July 31, 2013, compared with the same period of 2012, was a result of an increase in the proportion of pre-tax income attributable to higher tax jurisdictions, partially offset by lower discrete income tax adjustments in the current year. Cash tax payments for the first nine months of 2013 were $56.2 million. In addition, during the first nine months of 2013, we received a $5.0 million refund in the United States related to a credit from fiscal 2009.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $1.5 million of equity earnings of unconsolidated affiliates, net of tax, during the first nine months of 2013 compared to $1.3 million for the same period in 2012.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the first nine months of 2013 and 2012 was $5.5 million and $2.4 million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $110.5 million for the first nine months of 2013 compared to $96.6 million for the same period of 2012.

BALANCE SHEET CHANGES

Working capital changes

The $35.4 million increase in accounts receivable to $489.2 million as of July 31, 2013 from $453.8 million as of October 31, 2012 was primarily due to seasonal factors and timing of collections.

The $26.3 million increase in inventories to $399.8 million as of July 31, 2013 from $373.5 million as of October 31, 2012 was primarily due to the termination of consignment arrangements with suppliers in North America and Asia, seasonal factors and higher containerboard costs in Paper Packaging.

The $14.4 million increase in prepaid expenses and other current assets to $129.2 million as of July 31, 2013 from $114.8 million as of October 31, 2012 was primarily due to the timing of sales of accounts receivable under the Nieuw Amsterdam Receivables Purchase Agreement.

The $32.5 million decrease in accounts payable to $433.6 million as of July 31, 2013 from $466.1 million as of October 31, 2012 was primarily due to generally lower raw material prices and benefits from early payment discounts where financially justified.

The $10.6 million decrease in short-term borrowings to $65.5 million as of July 31, 2013 from $76.1 million as of October 31, 2012 was primarily due to the refinancing of short term debt to long term debt in Brazil.

The $15.0 million decrease in current portion of long-term debt to $10.0 million as of July 31, 2013 from $25.0 million as of October 31, 2012 was primarily due to the company’s December 2012 amended and restated senior secured credit facilities.

The $4.6 million decrease in restructuring reserves to $3.4 million as of July 31, 2013 from $8.0 million as of October 31, 2012 was primarily due to lower restructuring activity.

The $17.1 million increase in other current liabilities to $205.0 million as of July 31, 2013 from $187.9 million as of October 31, 2012 was primarily due to higher income and other taxes payable including withholding taxes.

Other balance sheet changes

The $65.5 million increase in long-term debt to $1,240.8 million as of July 31, 2013 from $1,175.3 million as of October 31, 2012 was primarily due to the termination of consignment arrangements with suppliers in North America and Asia as a result of more favorable terms of the December 2012 amended and restated credit agreement, the refinancing of short term debt to long term debt in Brazil and additional borrowings on our accounts receivable facility.

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

Capital Expenditures

During the first nine months of 2013, we invested $82.6 million in capital expenditures, excluding timberland purchases of $0.5 million, compared with capital expenditures of $125.6 million, excluding timberland purchases of $3.4 million, during the first nine months of 2012.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $141 million in 2013. The 2013 expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($192.6 million as of July 31, 2013). A significant portion of the proceeds from the new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from the new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $209.2 million as of July 31, 2013. As of July 31, 2013, total accounts receivable of $199.7 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs were immaterial for the three months ended July 31, 2013 and $0.1 million for the three months ended July 31, 2012. Expenses associated with the various RPAs totaled $0.2 million and $2.1 million for the nine months ended July 31, 2013 and July 31, 2012, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions and no material divestitures during the first nine months of 2013 and 2012. During the first quarter 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010. On August 5, 2013, we made a $46.6 million deferred cash payment related to an acquisition completed in 2011.

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

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of July 31, 2013, a total of $277.6 million was outstanding and $715.3 million was available for borrowing under this facility, which has been reduced by $14.6 million for outstanding letters of credit as of July 31, 2013. The weighted average interest rate on the Amended Credit Agreement was 1.81% for the nine months ended July 31, 2013.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1. As of July 31, 2013, we were in compliance with these two covenants

During the nine months ended July 31, 2013, we recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2013, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2013, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. (other than the issuer) and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2013, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We have a $130.0 million trade accounts receivable facility (the “Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2014. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade receivables and bears interest at a variable rate based on applicable base rate or other agreed-upon rate plus a margin amount. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility contains certain covenants, including financial covenants for leverage and interest coverage ratios identical to the Amended Credit Agreement. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of July 31, 2013, $130.0 million was outstanding under the Receivables Facility.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding this credit facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of July 31, 2013, we had outstanding other debt of $99.6 million, comprised of $34.2 million in long-term debt and $65.5 million in short-term borrowings.

As of July 31, 2013, the current portion of our long-term debt was $10.0 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $2.5 million in 2013, $174.3 million in 2014, $20.0 million in 2015, $20.0 million in 2016, $321.9 million in 2017 and $712.1 million thereafter.

As of July 31, 2013 and October 31, 2012, we had deferred financing fees and debt issuance costs of $14.3 million and $14.8 million, respectively, which were included in other long-term assets.

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

We have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.19% as of July 31, 2013 and 0.21% as of October 31, 2012) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of July 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.2 million and $0.2 million for the three months ended July 31, 2013 and 2012, respectively, and were $0.6 million and $0.8 million for the nine months ended July 31, 2013 and 2012, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The change in fair value of these contracts resulted in losses of $0.2 million and $0.2 million recorded in accumulated other comprehensive income as of July 31, 2013 and 2012, respectively.

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

As of July 31, 2013, we had outstanding foreign currency forward contracts in the notional amount of $150.9 million ($233.2 million as of October 31, 2012). At July 31, 2013, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. During 2012, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these 2012 derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $1.5 million and $2.8 million for the three months ended July 31, 2013 and 2012; respectively; and realized losses were $1.1 million and $4.5 million for the nine months ended July 31, 2013 and 2012, respectively.

(Gains) losses reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the three months ended July 31, 2012 and were $(0.1) million for the nine months ended July 31, 2012. These gains and losses were recorded within the consolidated statement of operations as other (income) expense, net. The change in fair value of these contracts resulted in losses of $0.7 million recorded in other comprehensive income as of July 31, 2012.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, we have entered into certain cash flow hedges to mitigate our exposure to cost fluctuations in natural gas prices. Under these hedge agreements, we had agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of July 31, 2013 or October 31, 2012. Such prior derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on such a derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on such a derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under such prior contracts were $0.4 million for the three months ended July 31, 2012 and were $1.0 million for the nine months ended July 31, 2012. Losses on such contracts were recorded within the consolidated statement of operations as cost of products sold. The change in fair value of these contracts resulted in losses of $0.2 million recorded in accumulated other comprehensive income as of July 31, 2012.

Contractual Obligations

As of July 31, 2013, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,913.3	$328.6	$380.9	$578.9	$624.9
Short-term borrowing	66.9	66.9	—	—	—
Lease obligations	106.2	7.0	43.6	29.9	25.7
Deferred purchase payments	53.9	47.3	6.6	—	—
Liabilities held by special purpose entities	59.5	—	4.5	4.5	50.5
Current portion of long-term debt	10.0	10.0	—	—	—

Total	$2,209.8	$459.8	$435.6	$613.3	$701.1

Note: Amounts presented in the contractual obligation table include interest.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the nine months ended July 31, 2013, we repurchased no shares of Class A or Class B Common Stock. During the three and nine months ended July 31, 2012, we repurchased no shares of Class A Common Stock. During the three months ended July 31, 2012, we repurchased no shares of Class B Common Stock. During the nine months ended July 31, 2012, we repurchased 1,000 shares of Class B Common Stock. As of July 31, 2013, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program. The total cost of the shares repurchased from November 1, 2011 through July 31, 2013 was approximately $0.1 million.

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

As of July 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of July 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.2 million recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

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

Recently Issued Accounting Standards

As of July 31, 2013, the FASB has issued ASU’s through 2013-11. We have reviewed each recently issued ASU and determined that the adoption of each ASU that is applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In July 2013, the FASB issued ASU 2013-10 “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The objective of this update is to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. We will adopt the new guidance for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the impact of the adoption of the new guidance is not expected to have an impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update seek to attain that objective by requiring an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. We expect to adopt the new guidance beginning on November 1, 2014, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2012 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2012 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil. In response, management has changed and added personnel in the Brazil business unit and in its corporate accounting function and has strengthened internal controls to provide more rigorous reconciliation and analytical review procedures. Management has monitored, tested and continues to enhance these new controls. Because new controls are still being implemented and have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of July 31, 2013, there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil.

As previously disclosed in Item 9A of the 2012 Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. These actions are in the process of being tested; however, as of July 31, 2013, the controls and processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of July 31, 2013, there was a material weakness over financial reporting related to accounting for non-routine or complex transactions.

During the third quarter of 2013, the Company identified errors, which included errors in prior periods, related to the identification and recording of withholding taxes on subsidiary financing transactions. These errors were not material to any individual prior period, however the correction of these errors would have been material to the current period consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. Therefore, the lack of internal controls indicated to management that deficiencies existed in internal controls over financial reporting that potentially would not prevent or detect a material misstatement. Management therefore concluded there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions as of July 31, 2013. Actions are being implemented to remediate the above identified material weakness, including the improvement of the technical competency of the staff through continuing education and revised accounting policies, improvement of the processes for accruing withholding tax expense, alignment of withholding tax accrual with the related interest income accrual, simplification of the Company’s subsidiary loan portfolio through enhanced design and maintenance, enhancements to the periodic tax reporting packages, and strengthening of the underlying process and analysis (Treasury, Accounting and Tax) that supports subsidiary financing decisions and procedures.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Except as noted in the preceding paragraphs, there has been no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal accounting officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•

Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•

Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•

Management has concluded that, because of a material weakness in our internal controls over financial reporting related to the financial statement close process and oversight within the Brazil unit of our Rigid Industrial Packaging & Services business segment, a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions, and a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions, our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2012 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2012	—		—	815,728
December 2012	—		—	815,728
January 2013	—		—	815,728
February 2013	—		—	815,728
March 2013	—		—	815,728
April 2013	—		—	815,728
May 2013	—		—	815,728
June 2013	—		—	815,728
July 2013	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2012	—		—	815,728
December 2012	—		—	815,728
January 2013	—		—	815,728
February 2013	—		—	815,728
March 2013	—		—	815,728
April 2013	—		—	815,728
May 2013	—		—	815,728
June 2013	—		—	815,728
July 2013	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2013, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	General Waiver and Release dated as of July 1, 2013, between Robert McNutt and Greif Packaging LLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Corporate Controller Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Corporate Controller required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended July 31, 2013, formatted in XBRL: (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 6, 2013	/s/ Kenneth B. André, III
Kenneth B. André, III
Vice President and Corporate Controller
(Duly Authorized Signatory)