Form 10-K
period 2013-10-31
GREIF INC
filed 2013-12-23
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

Non-voting common equity (Class A Common Stock) – 1,181,112,584

Voting common equity (Class B Common Stock) – 283,270,041

The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 16, 2013, was as follows:

Class A Common Stock – 25,456,724

Class B Common Stock – 22,119,966

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 24, 2014 (the “2014 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2014 Proxy Statement will be filed within 120 days of October 31, 2013.

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

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2013, 2012 or 2011, or to any quarter of those years, relate to the fiscal year ended in that year.

As used in this Form 10-K, the terms “Greif,” “the Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Flexible Products & Services; Paper Packaging; and Land Management. Information related to each of these segments is included in Note 18 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(c) Narrative Description of Business

Products and Services

In the Rigid Industrial Packaging & Services segment, we are a leading global producer of rigid industrial packaging products, including steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and reconditioned containers, and services, such as container life cycle services, blending, filling and other packaging services, logistics and warehousing. We sell our rigid industrial packaging products to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral, among others.

In the Flexible Products & Services segment, we are a leading global producer of flexible intermediate bulk containers and a North American producer of industrial and consumer shipping sacks and multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer shipping sacks and multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

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

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2013, we owned approximately 252,475 acres of timber property in the southeastern United States and approximately 10,300 acres of timber property in Canada.

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

In both the rigid industrial packaging industry and flexible products industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe have significantly improved our cost competitiveness.

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

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2013.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2014.

Refer also to Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2013, 2012 and 2011, and our reserves for environmental liabilities as of October 31, 2013.

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

Employees

As of October 31, 2013, we had approximately 13,085 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

(d) Financial Information about Geographic Areas

Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific region. Information related to our geographic areas of operation is included in Note 18 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Refer to Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K.

(e) Available Information

We maintain a website at www.greif.com. We file reports with the United States Securities and Exchange Commission (“SEC”) and make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC.

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

(f) Other Matters

Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. David B. Fischer, our President and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, Mr. Fischer and Kenneth B. André, III, our Vice President and Corporate Controller, have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. Refer to Exhibits 31.1 and 31.2 to this Form 10-K.

ITEM 1A.	RISK FACTORS

Statements contained in this Form 10-K may be “forward-looking” within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are subject to certain risks and uncertainties that could cause our operating results to differ materially from those projected. The following factors, among others, in some cases have affected, and in the future could affect, our actual financial or operational performance, or both.

The Current and Future Challenging Global Economy may Adversely Affect Our Business.

The continuing slow motion economic recovery and any further economic decline in future reporting periods could negatively affect our business and results of operations. The volatility of the current economic climate, especially in relation to ongoing uncertainties related to the budget and debt of the U.S. government, makes it difficult for us to predict the complete impact of this downturn on our business and results of operations. Due to these current economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the downgrade of the U.S. credit rating and the resulting tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

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

Historically, Our Business has been Sensitive to Changes in General Economic or Business Conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral products, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate, including the current economic downturn, could have a material adverse effect on our business, results of operations and financial condition.

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

The Continuing Consolidation of Our Customer Base and Suppliers may Intensify Pricing Pressure.

Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressures from our customers. The consolidation of our largest suppliers has resulted in increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, results of operations and financial condition.

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

Our Business is Sensitive to Changes in Industry Demands.

Industry demand for containerboard in the United States and certain of our industrial packaging products in our United States, European and other international markets has varied in recent years causing competitive pricing pressures for those products. We compete in industries that are capital intensive, which generally leads to continued production as long as prices are sufficient to cover marginal costs. As a result, changes in industry demands like the current economic downturn, including any resulting industry over-capacity, may cause substantial price competition and, in turn, negatively impact our business, results of operations and financial condition.

Raw Material and Energy Price Fluctuations and Shortages may Adversely Impact Our Manufacturing Operations and Costs.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. For example, the availability of these raw materials may decrease unexpectedly as the result of natural disaster or a substantial economic downturn in the industries that provide any of those products. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

We may Encounter Difficulties Arising from Acquisitions.

We have in recent years invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition and investment strategies. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our results of operations, financial condition or prospects.

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

As discussed elsewhere, in 2003 we implemented the “Greif Business System,” a quantitative, systematic and disciplined process to improve productivity, increase profitability, reduce costs and drive shareholder value. While we expect these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on several assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. If we cannot successfully continue to implement and sustain Greif Business System initiatives, our financial condition and results of operations would be negatively affected.

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

Several Operations are Conducted by Joint Ventures that we cannot Operate Solely for Our Benefit.

Several operations, particularly in developing countries, are conducted through joint ventures, such as a significant joint venture in our Flexible Products & Services segment. In countries that require us to conduct business through a joint venture with a local joint venture partner, the loss of a joint venture partner or a joint venture partner’s loss of its ability to conduct business in such country may impact our ability to conduct business in that country.

In joint ventures, we share ownership and, in some instances, management of a company with one or more parties who may or may not have the same goals, strategies, priorities or resources as we do. In general, joint ventures are intended to be operated for the benefit of all co-owners, rather than for our exclusive benefit. Operating a business as a joint venture often requires additional organizational formalities as well as time-consuming procedures for sharing information, accounting and making decisions. In certain cases, our joint venture partners must agree in order for the applicable joint venture to take certain actions, including acquisitions, the sale of assets, budget approvals, borrowing money and granting liens on joint venture property. Our inability to take unilateral action that we believe is in our best interests may have an adverse effect on the financial performance of the joint venture and the return on our investment. In joint ventures, we believe our relationship with our co-owners is an important factor to the success of the joint venture, and if a co-owner changes, our relationship may be adversely affected. In addition, the benefits from a successful joint venture are shared among the co-owners, so that we do not receive all the benefits from our successful joint ventures. Finally, we may be required on a legal or practical basis or both, to accept liability for obligations of a joint venture beyond our economic interest, including in cases where our co-owner becomes bankrupt or is otherwise unable to meet its commitments. For additional information with respect to the joint venture relating to our Flexible Products & Services segment, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Variable Interest Entities.

Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to Our Success.

Our ability to attract, develop and retain talented and qualified employees, including executives and other key managers, is important to our business. This is becoming more difficult in the current highly competitive hiring and retention environment. The unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could hinder our strategic planning and execution and make it difficult to manage our business and meet our objectives resulting in a material adverse effect on our business, results of operations and financial condition.

Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.

We are subject to risk of work stoppages and other labor relations matters because a significant number of our employees are represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, results of operations and financial condition.

We may be Subject to Losses that Might not be Covered in Whole or in Part by Existing Insurance Reserves or Insurance Coverage.

We are self-insured for certain of the claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation claims. We establish reserves for estimated costs related to pending claims, administrative fees and claims incurred but not reported. Because establishing reserves is an inherently uncertain process involving estimates, currently established reserves may not be adequate to cover the actual liability for claims made under our employee medical and dental insurance programs and for certain of our workers’ compensation claims. If we conclude that our estimates are incorrect and our reserves are inadequate for these claims, we will need to increase our reserves, which could adversely affect our financial condition and results of operations.

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

Our Business Depends on the Uninterrupted Operations of Our Facilities, Systems and Business Functions, including Our Information Technology (IT) and Other Business Systems.

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, order processing, invoicing and the operation of IT dependent manufacturing equipment. In addition, a significant portion of the communication between our employees, customers and suppliers around the world depends on our IT systems. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our IT, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis.

Our IT systems exist on platforms in more than 50 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business, results of operations and financial condition. In order to reduce this complexity, we have initiated a standard IT platform project to transition from many of the former systems to a single system. Given its scope, this project will take several years to complete and will require significant human and financial resources. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not exist in our systems.

Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, attacks by computer hackers, breaches caused by employee error or malfeasance or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system.

Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. A security breach of those computer systems could result in the loss, theft or disclosure of confidential information and could also interrupt or damage our operations, harm our reputation and subject us to legal claims.

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

For example, the passage of the Patient Protection and Affordable Care Act in 2010 could significantly increase the cost of the health care benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial condition.

We believe it is also likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further regulations that could affect our operations and financial performance. For example, the U.S. EPA has stated that greenhouse gases (GHG) contribute to air pollution that endangers public health and welfare and has issued, and will likely issue additional, regulations regarding mobile and stationary sources of GHG. Failure to comply with these regulations could result in fines to our company and could affect our business, results of operations and financial condition.

We are also subject to transportation safety regulations promulgated by the U.S. Department of Transportation (DOT) and agencies in other jurisdictions. Both the DOT regulations and standards issued by the United Nations and adopted by various jurisdictions outside the United States set forth requirements related to the transportation of both hazardous and nonhazardous materials in some of our packaging products and subject our company to random inspections and testing to ensure compliance. Failure to comply could result in fines to our company and could affect our business, results of operations and financial condition.

We are subject to laws, rules and regulations relating to some of the raw materials, such as resins and epoxy-based coatings, used in our rigid container business. These materials may contain Bisphenol-A (BPA), a chemical monomer that can be toxic in sufficient quantities, and is used in several food contact applications. Regulatory agencies in several jurisdictions worldwide have found these materials to be safe for food contact at current levels, but a significant change in regulatory rulings concerning BPA could have an adverse effect on our business.

Our customers in the food industry are subject to increasing laws, rules and regulations relating to food safety. As a result, customers may demand that changes be made to our products or facilities, as well as other aspects of our production processes, that may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers and result in negative effects on our business, results of operations and financial condition.

In 2012, the U.S. Securities and Exchange Commission (SEC), as directed by Section 1502 of The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted new annual disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries. These new requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of our products. It is also likely that we will incur costs associated with complying with the new supply chain due diligence procedures required by the SEC. In addition, because our supply chain is complex, we may face reputation challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

Although there may be adverse financial impact (including compliance costs, potential permitting delays and increased cost of energy, raw materials and transportation) associated with any legislation, regulation or other action, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the fact that some requirements have only recently been adopted and the present uncertainty regarding other additional measures and how they will be implemented.

Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.

We produce products and provide services related to other parties’ products. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. We and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental authorities, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time that could adversely affect our business, results of operations and financial condition.

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

Changing Climate Conditions may Adversely Affect Our Operations and Financial Performance.

Climate change, to the extent it produces rising temperatures and sea levels and changes in weather patterns, could impact the frequency or severity of weather events, wildfires and flooding. These types of events may adversely impact our suppliers, our customers and their ability to purchase our products and our ability to manufacture and transport our products on a timely basis and could result in a material adverse effect on our business, results of operations and financial condition.

The Frequency and Volume of Our Timber and Timberland Sales will Impact Our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 43,250 acres of special use properties in the United States and Canada as of October 31, 2013. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition and results of operations. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

Changes in U.S. Generally Accepted Accounting Principles (U.S. GAAP) and SEC Rules and Regulations could Materially Impact Our Reported Results.

U.S. GAAP and SEC accounting and reporting changes have become more frequent and significant in the past several years. These changes could have significant effects on our reported results when compared to prior periods and other companies and may even require us to retrospectively adjust prior periods from time to time. Additionally, material changes to the presentation of transactions in the consolidated financial statements could impact key ratios that analysts and credit rating agencies use to rate our company, increase our cost of borrowing and ultimately our ability to access the credit markets in an efficient manner.

If the Company Fails to Maintain an Effective System of Internal Control, the Company may not be able to Accurately Report Financial Results or Prevent Fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As further described in Item 9A of this Form 10-K, management has concluded that, because of a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions and a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions, our disclosure controls and procedures were not effective as of October 31, 2013. If we fail to correct these material weaknesses in our internal controls, or having corrected such material weaknesses, thereafter failing to maintain the adequacy of our internal controls, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, continued or future failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition.

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

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES
Algeria	Steel drums	1	—
Argentina	Steel and plastic drums, water bottles, distribution centers and administrative office	2	1
Australia	Closures	—	2
Austria	Steel drums, reconditioned containers and services and administrative office	—	1
Belgium	Steel and plastic drums, reconditioned containers and services, administrative office and coordination center (shared services)	3	—
Brazil	Steel and plastic drums, water bottles, closures, intermediate bulk containers, warehouse and general office	5	10
Canada	Fibre, steel and plastic drums and blending and packaging services	4	2
Chile	Steel drums, water bottles and distribution centers	1	1
China	Steel drums, closures, blending and packaging services and general offices	10	1
Columbia	Steel and plastic drums, water bottles and administrative office	1	1
Costa Rica	Steel Drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums, intermediate bulk containers and administrative office	—	1
Egypt	Steel drums	1	—
France	Steel and plastic drums, closures, reconditioned containers and services and distribution centers	4	1
Germany	Fibre, steel and plastic drums, closures, intermediate bulk containers, reconditioned containers and services, administrative office and distribution centers	5	4
Greece	Steel drums and warehouse	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums and administrative office	1	1
Israel	Fibre, steel and plastic drums and intermediate bulk containers	—	1
Italy	Steel and plastic drums, closures, water bottles, intermediate bulk containers and distribution center	1	3
Jamaica	Distribution center	—	1
Kazakhstan	Distribution center	—	1

Kenya	Steel and plastic drums	—	1
Malaysia	Steel and plastic drums	1	—
Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	3
Morocco	Steel and plastic drums and plastic bottles	1	—
Netherlands	Fibre, steel and plastic drums, closures, reconditioned containers and services, research center and general offices	5	1
Nigeria	Steel and plastic drums	—	3
Norway	Steel and plastic drums	—	1
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles and intermediate bulk containers	6	2
Saudi Arabia	Steel drums	—	1
Singapore	Steel drums, steel parts and distribution center	1	—
South Africa	Steel and plastic drums and distribution center	—	3
Spain	Steel drums and distribution center	3	—
Sweden	Steel drums, plastic drums, intermediate bulk containers and distribution centers	2	1
Taiwan	Steel drums, distribution center and administrative office	—	1
Turkey	Steel drums and water bottles	1	—
Ukraine	Distribution center and water bottles	—	1
United Arab Emirates	Steel drums	1	—
United Kingdom	Steel and plastic drums, water bottles, reconditioned containers and services and distribution centers	3	—
United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, water bottles, distribution centers and blending and packaging services	23	26
Venezuela	Steel and plastic drums and water bottles	2	—
Vietnam	Steel drums	1	—

Location	Products or Use	Owned	Leased
FLEXIBLE PRODUCTS & SERVICES:
Australia	Distribution center and administrative office	—	1
Belgium	Manufacturing plant	—	1
China	Manufacturing plant, administrative office, and sales office	1	1
Finland	Manufacturing plant	1	—
France	Manufacturing plants and distribution centers	1	2
Germany	Distribution center and administrative office	—	3
India	Distribution center and administrative office	—	1
Ireland	Distribution center	—	1
Mexico	Manufacturing plant	—	1
Morocco	Manufacturing plant	—	1
Netherlands	Manufacturing plants, distribution center and administrative office	—	3
Pakistan	Manufacturing plants and administrative office	2	—
Portugal	Manufacturing plant	—	1
Romania	Manufacturing plants	—	2
Saudi Arabia	Manufacturing plant and administrative office	1	—
Spain	Distribution center	—	1
Sweden	Distribution center	—	1
Turkey	Manufacturing plants	—	4
Ukraine	Manufacturing plant	1	—
United Kingdom	Manufacturing plant and distribution center	—	1
United States	Multiwall bags, shipping sacks, and distribution centers	2	2
Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased
PAPER PACKAGING:
United States	Corrugated sheets, containers and other products, containerboard, investment property and distribution centers	16	3
LAND MANAGEMENT:
United States	General offices	3	1
CORPORATE:
Luxembourg	General office	—	1
United States	Principal and general offices	2	—

We also own a substantial amount of timber properties. As of October 31, 2013, our timber properties consisted of approximately 252,475 acres in the southeastern United States and approximately 10,300 acres in Canada.

ITEM 3. LEGAL PROCEEDINGS

We do not have any pending material legal proceedings.

On December 6, 2013, our subsidiary, Greif Packaging LLC, entered into a Consent Order and Agreement (the “Consent Order”) with the Pennsylvania Department of Environmental Protection concerning our steel drum manufacturing plant located in Warminster Township, Montgomery County, Pennsylvania (the “Facility”) relating to certain improvements that were not in accordance with the air quality operating permit for the Facility, a violation of the Pennsylvania Air Pollution Control Act. As part of the Consent Order, Greif Packaging LLC paid a civil penalty of $225,000.

From time to time, we have been a party to legal proceedings arising at the country, state or local level involving environmental sites to which we have shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents. To date, we have been classified only as a “de minimis” participant, and such proceedings have not involved monetary sanctions in excess of $100,000.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding our two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 19 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

We pay quarterly dividends of varying amounts computed on the basis described in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:

2013 Dividends per Share – Class A $1.68; Class B $2.51

2012 Dividends per Share – Class A $1.68; Class B $2.51

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

We did not purchase any of our shares of Class A and Class B Common Stock during 2013.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2008 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2014 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

In the third quarter of 2013, we identified errors related to prior periods attributable to the identification and recording of withholding taxes arising primarily from financing transactions between certain international subsidiaries and to certain improperly stated reserves and asset balances within its Rigid Industrial Packaging & Services business unit in Brazil. The impact of these errors was not material to our consolidated financial statements in any prior year. However, the cumulative effect of the correction of these prior period errors would have been material to our consolidated financial statement of operations for the nine months ended July 31, 2013. Therefore, these errors were corrected by restating the relevant prior periods. The five-year selected financial data is as follows (Dollars in millions, except per share amounts):

As of and for the years ended October 31,	2013	2012	2011	2010	2009
Net sales	$4,353.4	$4,269.5	$4,248.2	$3,461.8	$2,789.5
Net income attributable to Greif, Inc.	$147.3	$122.4	$174.7	$201.5	$104.6
Total assets	$3,882.2	$3,853.4	$4,186.9	$3,480.1	$2,812.3
Long-term debt, including current portion of long-term debt	$1,217.2	$1,200.3	$1,383.9	$965.6	$738.6
Basic earnings per share:
Class A Common Stock	$2.52	$2.10	$3.00	$3.46	$1.81
Class B Common Stock	$3.77	$3.14	$4.48	$5.18	$2.70
Diluted earnings per share:
Class A Common Stock	$2.52	$2.10	$2.99	$3.44	$1.80
Class B Common Stock	$3.77	$3.14	$4.48	$5.18	$2.70
Dividends per share:
Class A Common Stock	$1.68	$1.68	$1.68	$1.60	$1.52
Class B Common Stock	$2.51	$2.51	$2.51	$2.39	$2.27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Greif,” “the Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2013, 2012 or 2011 or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of October 31, 2013 and 2012, and for the consolidated statements of operations for the years ended 2013, 2012 and 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-K. This information will assist in your understanding of the discussion of our current period financial results.

As noted in Item 6 to this Form 10-K, the Company has corrected certain prior period errors by restating the relevant prior periods during the third quarter 2013. Prior period balances included in this Item are presented as restated.

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

As of October 31, 2013, we owned approximately 252,475 acres of timber properties in the southeastern United States, which are actively managed, and approximately 10,300 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

Greif Business System

In 2003, we implemented the “Greif Business System,” a quantitative, systematic and disciplined process to improve productivity, increase profitability, reduce costs and drive shareholder value. The Greif Business System is directed by the Greif Way, which embodies the principles that are at the core of our culture: respect for one another, “treating others as we want to be treated”; and respect for our environment. The operating engine for the Greif Business System is a combination of lean manufacturing; network alignment and continuous improvement within our facilities; customer service; value selling and other commercial initiatives; maximizing cash flow; and strategic sourcing and supply chain initiatives to more effectively leverage our global spend. More recently, we have also focused on applying “lean” principles to back-office activities to streamline and improve transactional processes across our network of business and shared services. At the core supporting the Greif Business System is our people, using rigorous performance management and robust strategic planning skills to guide our continued growth.

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

We performed our annual impairment tests in fiscal 2013, 2012, and 2011, which resulted in no impairment charges.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is primarily provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 252,475 acres as of October 31, 2013, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 10,300 acres as of October 31, 2013, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

As of October 31, 2013, 2012 and 2011, we recorded capitalized interest costs of $1.7 million, $2.7 million and $3.8 million, respectively.

Restructuring Reserves. Restructuring reserves are determined in accordance with appropriate accounting guidance, including ASC 420, “Exit or Disposal Cost Obligations.” Under ASC 420, a liability is measured at its fair value and recognized as incurred.

Income Taxes. In accordance with ASC 740, “Income Taxes”, we record a tax provision for the anticipated tax consequences of our reported results of operations. Moreover, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Our effective tax rate is impacted by the amount of income allocated to each taxing jurisdiction, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions.

We have been providing a valuation allowance against deferred tax assets as required under ASC 740. During 2013, this valuation allowance increased by $20.8 million, primarily due to an increase related to net operating loss carryforwards outside the U.S., partially offset by audit settlements. We reevaluate our ability to use net operating losses on an annual basis.

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

The estimation of tax liabilities related to uncertain tax positions involves significant judgment in estimating the impact of uncertainties in the application of ASC 740 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results. During 2013, the Company’s unrecognized tax benefits were reduced primarily due to the settlement of a prior year foreign tax controversy.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves are appropriately stated. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2014 under ASC 740, “Income Taxes”. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $16.0 million. Actual results may differ materially from this estimate.

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

Our discount rates for consolidated pension plans at October 31, 2013, 2012 and 2011 were 4.30%, 3.92% and 4.94%, respectively, reflecting market interest rates.

To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns, and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans earned 8.18% in 2013. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.73% long-term expected return on those assets for cost recognition in 2014. This is a slight increase from the 5.70% long term affected return we had assumed in 2013 and a reduction from the 6.46% and 7.20% long-term affected return we had assumed in 2012 and 2011, respectively.

Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•	Discount rate – A 25 basis point increase in discount rate would decrease pension and postretirement cost in the following year by $1.1 million and would decrease the pension and postretirement benefit obligation at year-end by about $11.1 million.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension and postretirement cost in the following year by $1.4 million.

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

Environmental expenses were $2.6 million, $1.3 million, and $0.1 million in 2013, 2012, and 2011, respectively. Environmental cash expenditures were $3.9 million, $2.4 million, and $1.3 million in 2013, 2012 and 2011, respectively. Our reserves for environmental liabilities as of October 31, 2013 amounted to $26.8 million, which included a reserve of $13.8 million related to our blending facility in Chicago, Illinois, $7.7 million related to various European drum facilities acquired from Blagden and Van Leer, $2.3 million related to various container life cycle management and recycling facilities acquired in 2011 and 2010, and $3.0 million related to various other facilities around the world. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated as of October 31, 2013. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the likelihood of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

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

The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for 2013, 2012 and 2011 (Dollars in millions):

For the year ended October 31,	2013	2012	2011
Net sales
Rigid Industrial Packaging & Services	$3,062.1	$3,075.6	$3,014.3
Flexible Products & Services	448.7	453.3	538.0
Paper Packaging	809.5	713.8	675.0
Land Management	33.1	26.8	20.9

Total net sales	$4,353.4	$4,269.5	$4,248.2

Operating profit (loss):
Rigid Industrial Packaging & Services	$196.0	$185.0	$219.4
Flexible Products & Services	(13.1)	(1.0)	16.9
Paper Packaging	123.8	83.5	74.9
Land Management	32.9	15.3	19.0

Total operating profit	$339.6	$282.8	$330.2

EBITDA:
Rigid Industrial Packaging & Services	$296.1	$279.5	$300.2
Flexible Products & Services	(2.3)	16.9	32.1
Paper Packaging	154.3	115.1	106.1
Land Management	37.6	18.6	22.0

Total EBITDA	$485.7	$430.1	$460.4

The following table sets forth EBITDA for our consolidated results for 2013, 2012 and 2011 (Dollars in millions):

For the year ended October 31,	2013	2012	2011
Net income	$149.0	$127.9	$177.6
Plus: interest expense, net	85.1	89.9	76.0
Plus: income tax expense	97.6	58.8	67.3
Plus: depreciation, depletion and amortization expense	156.9	154.8	144.3
Less: equity earnings of unconsolidated affiliates, net of tax	2.9	1.3	4.8

EBITDA	$485.7	$430.1	$460.4

Net income	$149.0	$127.9	$177.6
Plus: interest expense, net	85.1	89.9	76.0
Plus: income tax expense	97.6	58.8	67.3
Plus: other expense, net	10.8	7.5	14.1
Less: equity earnings of unconsolidated affiliates, net of tax	2.9	1.3	4.8

Operating profit	339.6	282.8	330.2
Less: other expense, net	10.8	7.5	14.1
Plus: depreciation, depletion and amortization expense	156.9	154.8	144.3

EBITDA	$485.7	$430.1	$460.4

The following table sets forth EBITDA for each of our business segments for 2013, 2012 and 2011 (Dollars in millions):

For the year ended October 31,	2013	2012	2011
Rigid Industrial Packaging & Services
Operating profit	$196.0	$185.0	$219.4
Less: other expense, net	6.6	10.7	12.3
Plus: depreciation and amortization expense	106.7	105.2	93.1

EBITDA	$296.1	$279.5	$300.2

Flexible Products & Services
Operating profit (loss)	$(13.1)	$(1.0)	$16.9
Less: other expense (income), net	4.4	(3.2)	1.4
Plus: depreciation and amortization expense	15.2	14.7	16.6

EBITDA	$(2.3)	$16.9	$32.1

Paper Packaging
Operating profit	$123.8	$83.5	$74.9
Less: other expense (income), net	(0.2)	—	0.4
Plus: depreciation and amortization expense	30.3	31.6	31.6

EBITDA	$154.3	$115.1	$106.1

Land Management
Operating profit	$32.9	$15.3	$19.0
Less: other expense (income), net	—	—	—
Plus: depreciation, depletion and amortization expense	4.7	3.3	3.0

EBITDA	37.6	18.6	22.0
Consolidated EBITDA	$485.7	$430.1	$460.4

Year 2013 Compared to Year 2012

Net Sales

Net sales were $4,353.4 million for 2013 compared with $4,269.5 million for 2012. The $83.9 million increase in 2013 compared with 2012 was attributable to Paper Packaging ($95.7 million increase), Land Management ($6.3 million increase), Rigid Industrial Packaging & Services ($13.5 million decrease), and Flexible Products & Services ($4.6 million decrease).

The 2 percent increase in net sales for 2013 compared with 2012 was primarily due to an increase in sales volumes of 1.8 percent and an increase in sales prices of 0.5 percent, partially offset by a 0.3 percent negative impact of foreign currency translation. Volumes improved in all segments with prices increasing 12.0 percent in the Paper Packaging segment due to the implementation and realization of two containerboard price increases since the third quarter of 2012. Prices in the Rigid Industrial Packaging & Services and Flexible Packaging & Services segments declined during 2013 due to the pass through of lower raw material costs to customers.

Operating Costs

Gross profit increased to $832.6 million for 2013 from $779.6 million for 2012. Gross profit margin was 19.1 percent for 2013 versus 18.3 percent for 2012. The increase in gross profit margin was principally due to higher volumes in all segments, higher selling prices in the Paper Packaging and Land Management segments and increased productivity gains across the segments.

Selling, general and administrative (“SG&A”) expenses were $477.3 million, or 11.0 percent of net sales, in 2013 compared with $468.4 million, or 11.0 percent of net sales, in 2012. The $8.9 million increase in SG&A expenses was primarily due to higher professional fees and travel costs partially offset by lower performance-based incentive costs and lower acquisition-related costs.

Restructuring Charges

Restructuring charges were $8.8 million and $33.4 million for 2013 and 2012, respectively. Restructuring charges for 2013 consisted of $2.8 million in employee separation costs, $4.0 million in asset impairments and $2.0 million in other costs primarily consisting of lease termination costs and professional fees. These charges were related to the rationalization of operations and capacity, plus Life Cycle Services integration in the Rigid Industrial Packaging & Services segment and manufacturing rationalization in Europe and Asia in the Flexible Products & Services segment. Restructuring charges for 2012 consisted of $13.4 million in employee separation costs, $10.2 million in asset impairments and $9.8 million in other costs primarily consisting of lease termination costs and professional fees. These charges were related to the consolidation of operations in the Flexible Products & Services segment and the ongoing implementation of the Greif Business System and the rationalization of operations in Rigid Industrial Packaging & Services.

Acquisition-Related Costs

Acquisition-related costs were $0.8 million and $8.2 million for the 2013 and 2012, respectively. For 2013, these costs included $0.4 million of acquisition-related costs and $0.4 million of post-acquisition integration costs attributable to acquisitions completed during 2011. For 2012, these costs included $4.2 million of acquisition-related costs and $4.0 million of post-acquisition integration costs attributable to acquisitions completed during 2011.

Operating Profit

Operating profit was $339.6 million and $282.8 million in 2013 and 2012, respectively. The $56.8 million increase was due higher results in Paper Packaging ($40.3 million), Rigid Industrial Packaging & Services ($11.0 million) and Land Management ($17.6 million), partially offset by to lower results in Flexible Products & Services ($12.1 million); compared with 2012. The increase compared to 2012 is attributable to higher volumes in all segments, higher containerboard selling prices in the Paper Packaging segment, productivity gains and timberland gains, offset by capacity utilization issues as well as higher costs related to recent start up manufacturing operations in the Flexible Products & Services segment and higher asset impairment charges.

EBITDA

EBITDA was $485.7 million and $430.1 million for 2013 and 2012, respectively. The $55.6 million increase was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $156.9 million for 2013 compared with $154.8 million for 2012.

Trends

Overall market conditions stabilized during the first half of fiscal 2013 and began to gradually improve during the second half of the year. We expect slow economic recovery in key markets to continue during fiscal 2014 with moderate volume improvement and upward pressure on raw material costs. The Paper Packaging segment is expected to have a strong first quarter 2014 performance based on solid volumes and existing containerboard prices. The Rigid Industrial Packaging & Services segment is expected to have gradual year-over-year improvement in volumes in the first quarter 2014. The Flexible Products & Services segment will continue to experience network utilization issues and higher costs related to recent start up manufacturing facilities in the first quarter 2014. The Land Management segment is anticipated to continue to sell additional parcels of timberland in the first quarter 2014 as part of a multi-phase timberland transaction. Positive contributions are anticipated from ongoing Greif Business System initiatives.

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

Net sales were $3,062.1 million for 2013 compared with $3,075.6 million for 2012 The 0.4 percent decrease in net sales for 2013 compared with 2012 was primarily due to a 1.9 percent increase in volumes offset by a 1.8 percent decrease in sales prices primarily from the pass-through of lower raw material costs to customers and a 0.5 percent negative impact of foreign currency translation.

Gross profit was $555.3 million and $545.9 million for 2013 and 2012, respectively. Gross profit margin increased to 18.1 percent from 17.7 percent for 2013 and 2012, respectively. This increase was primarily due to the timing of pass-through of changes in raw material costs to customers and improved performance in Latin America.

Operating profit was $196.0 million and $185.0 million for 2013 and 2012, respectively. The $11.0 million increase was primarily due to higher volumes, improved performance in Latin America, lower restructuring charges and lower acquisition-related costs, partially offset by higher non-cash asset impairment charges.

EBITDA was $296.1 million and $279.5 million for 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $106.7 million for 2013 compared with $105.2 million for 2012.

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

Net sales were $448.7 million for 2013 compared with $453.3 million for 2012. The 1.0 percent decrease in net sales for 2013 compared with 2012 was primarily due to a 1.3 percent increase in sales volumes offset by a 2.6 percent decrease in prices due to the pass-through of lower polypropylene costs to customers and a positive 0.3 percent impact of foreign currency translation compared with 2012.

Gross profit was $81.1 million for 2013 versus $86.2 million for 2012. Gross profit margin was 18.1 percent and 19.0 percent for 2013 and 2012, respectively. The decrease in gross profit margin was primarily due to the impact of changes in product mix as well as higher costs associated with recent start up manufacturing facilities.

There was an operating loss of $13.1 million for 2013 compared with an operating loss of $1.0 million for 2012. The negative impact of the non-cash asset impairment charges and higher costs associated with new operations was partially offset by lower restructuring charges and acquisition-related costs.

EBITDA was negative $2.3 million in 2013 compared with positive $16.9 million for 2012. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $15.2 million for 2013 compared with $14.7 million for 2012.

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

Net sales were $809.5 million for 2013 compared with $713.8 million for 2012. The 13.4 percent increase in net sales for 2013 compared with 2012 was primarily due to a 12.0 percent increase in sales prices due to implementation and realization of two containerboard price increases since the third quarter of 2012 and a 1.4 increase in volumes.

Gross profit was $179.8 million for 2013 compared with $135.7 million for 2012. Gross profit margin increased to 22.2 percent from 19.0 percent for 2013 and 2012, respectively. This increase was primarily due to higher selling prices.

Operating profit was $123.8 million and $83.5 million for 2013 and 2012, respectively. The $40.3 million increase was primarily due to higher prices and higher volumes.

EBITDA was $154.3 million and $115.1 million for 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $30.3 million for 2013 compared with $31.6 million for 2012.

Land Management

As of October 31, 2013, our Land Management segment consisted of approximately 252,475 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 10,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $33.1 million and $26.8 million for 2013 and 2012, respectively, primarily due to higher timber sales volumes combined with generally higher prices for timber products. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions and the age distribution of timber stands.

Operating profit was $32.9 million including $17.5 million of gains relating to the sale of timberland in 2013 compared with operating profit of $15.3 in 2012.

EBITDA was $37.6 million and $18.6 million for 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $4.7 million for 2013 compared with $3.3 million for 2012.

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

As of October 31, 2013, we estimated that there were approximately 43,250 acres in Canada and the United States of special-use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest Expense, Net

Interest expense, net was $83.8 million and $89.9 million 2013 and 2012, respectively. The $6.1 million decrease was primarily due to lower average interest rates and more favorable terms under our December 2012 amended senior secured credit facilities, partially offset by debt extinguishment charges and higher average debt outstanding for most of 2013.

Other Expense, Net

Other expense, net was $10.8 million and $7.5 million for 2013 and 2012, respectively. The increase was primarily attributable to higher foreign exchange losses and higher hyperinflation adjustment expenses for Venezuela in 2013.

Income Tax Expense

During 2013, the effective tax rate was 40.0 percent compared to 31.7 percent in 2012. The change in the effective tax rate was primarily attributable to a shift in global earnings mix to countries with higher tax rates, additional discrete tax adjustments, plus the impact of non-deductable non-cash long-lived asset impairment charges against pre-tax income.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $2.9 million and $1.3 million of equity earnings of unconsolidated affiliates, net of tax, during 2013 and 2012, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests was $1.7 million and $5.5 million for 2013 and 2012, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. increased $24.9 million to $147.3 million in 2013 from $122.4 million in 2012.

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

The 0.5 percent increase in net sales for 2012 compared with 2011 was primarily due to higher prices. Sales volumes, including acquisitions, increased 3.3 percent for 2012 compared to 2011, but were offset by a negative 3.6 percent impact of foreign currency translation. Overall, volumes on a same structure basis for 2012 decreased 1.6 percent compared with the prior year. This decrease was principally due to market conditions in the Rigid Industrial Packaging & Services and Flexible Products & Services segments, partially offset by stronger volumes in the Paper Packaging segment, compared with the prior year.

Operating Costs

Gross profit decreased to $779.6 million for 2012 from $798.3 million for 2011. Gross profit margin was 18.3 percent for 2012 versus 18.8 percent for 2011. The decline in gross profit margin was principally due to market pressure and higher conversion costs in the Rigid Industrial Packaging & Services segment and higher conversion costs and sales mix in the Flexible Products & Services segment, partially offset by lower costs for old corrugated containers in the Paper Packaging segment.

SG&A expenses were $468.4 million, or 11.0 percent of net sales, in 2012 compared with $449.2 million, or 10.6 percent of net sales, in 2011. The dollar increase in SG&A expenses was primarily due to the inclusion of SG&A expenses for acquired companies, higher pension, medical and other employee benefit and incentive costs and higher professional fees, partially offset by the positive impact of foreign currency translation and lower acquisition-related costs. Acquisition-related costs of $8.2 million and $24.4 million were included in SG&A expenses for 2012 and 2011, respectively. Acquisition-related costs represent amounts incurred to purchase and integrate our acquisitions.

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

Operating Profit

Operating profit was $282.8 million and $330.2 million in 2012 and 2011, respectively. The $47.4 million decrease was primarily due to lower results in Rigid Industrial Packaging & Services ($34.4 million), Flexible Products & Services ($17.9 million) and Land Management ($3.7 million) partially offset by higher results in Paper Packaging ($8.6 million), compared with 2011.

EBITDA

EBITDA was $430.1 million and $460.4 million for 2012 and 2011, respectively. The decrease was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $154.8 million for 2012 compared with $144.2 million for 2011.

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

Net sales were $3,075.6 million for 2012 compared with $3,014.3 million for 2011. The 2.0 percent increase in net sales for 2012 compared with 2011 was primarily due to a 1.9 percent increase in sales prices and a 4.3 percent increase in sales volumes, partially offset by a 4.1 percent negative impact of foreign currency translation.

Gross profit was $545.9 million and $557.9 million for 2012 and 2011, respectively. Gross profit margin decreased to 17.7 percent from 18.5 percent for 2012 and 2011, respectively. This reduction was primarily due to market pressure and higher conversion costs.

Operating profit was $185.0 million and $219.4 million for 2012 and 2011, respectively. The $34.4 million decrease was primarily due to higher conversion costs.

EBITDA was $279.5 million and $300.2 million for 2012 and 2011, respectively. This $20.7 million decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $105.2 million for 2012 compared with $93.1 million for 2011.

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

Net sales were $453.3 million for 2012 compared with $538.0 million for 2011. The 15.7 percent decrease in net sales for 2012 compared with 2011 was primarily due to a 9.3 percent decrease in sales volumes due to market conditions, especially in Europe, and restructuring activities, partially offset by higher volumes for multiwall bags in the United States. For 2012, there was also a 1.2 percent decrease in prices and a negative 5.2 percent impact of foreign currency translation compared with 2011.

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

Net sales were $713.8 million for 2012 compared with $675.0 million for 2011. The 5.8 percent increase in net sales for 2012 compared with 2011 was primarily due to a 7.0 percent increase in sales volumes, partially offset by 1.2 percent lower selling prices that resulted primarily from product mix.

Gross profit was $135.7 million for 2012 compared with $115.8 million for 2011. Gross profit margin increased to 19.0 percent from 17.2 percent for 2012 and 2011, respectively. This increase was primarily due to higher volumes and lower costs for old corrugated containers.

Operating profit was $83.5 million and $74.9 million for 2012 and 2011, respectively. The $8.6 million increase was primarily due to higher volumes and gross profit margin improvement principally due to lower raw material costs.

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

Operating profit was $15.3 million and $19.0 in 2012 and 2011, respectively. During 2011, a purchase price adjustment related to the expropriation of surplus property from a prior period resulted in a $2.5 million gain.

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

Other Income Statement Changes

Interest Expense, Net

Interest expense, net was $89.9 million and $76.0 million 2012 and 2011, respectively. The increase in interest expense, net was primarily attributable to higher average debt outstanding during most of the ear resulting from acquisitions and related working capital requirements.

Other Expense, Net

Other expense, net was $7.5 million and $14.1 million for 2012 and 2011, respectively. The decrease was primarily attributable to a reduction in fees associated with the sale of our non-Unites States accounts receivable and the impact of foreign currency translation.

Income Tax Expense

During 2012, the effective tax rate was 31.7 percent compared to 28.0 percent in 2011. The change in the effective tax rate was primarily attributable to the change in global earnings mix, which caused a higher percentage of our income to be generated from countries with higher tax rates. The effective tax rate may fluctuate based on the mix of income inside and outside the United States and other factors.

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

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. decreased $52.3 million to $122.4 million in 2012 from $174.7 million in 2011.

BALANCE SHEET CHANGES

Working capital changes

The $28.1 million increase in trade accounts receivable to $481.9 million as of October 31, 2013 from $453.8 as of October 31, 2012 was primarily due to higher revenue and the impact of foreign currency translation.

The $34.8 million decrease in accounts payable to $431.3 million as of October 31, 2013 from $466.1 million as of October 31, 2012 was primarily due to lower steel prices and benefits from early payment discounts where financially justified.

The $17.4 million increase in prepaid expenses and other current assets to $132.2 million as of October 31, 2013 from $114.8 million as of October 31, 2012 was primarily due to the timing of sales of accounts receivables in Europe.

The $9.1 million decrease in other current liabilities to $178.8 million as of October 31, 2013 from $187.9 million as of October 31, 2012 was primarily due to a deferred purchase price payment related to a 2011 acquisition partially offset by increases in various income taxes payable.

Other balance sheet changes

The $27.4 million increase in goodwill to $1,003.5 million as of October 31, 2013 from $976.1 million as of October 31, 2012 was primarily due to the impact of foreign currency translation.

The $17.8 million decrease in other intangible assets to $180.8 million as of October 31, 2013 from $198.6 million as of October 31, 2012 was primarily due to amortization of definite lived intangible assets and the impact of foreign currency translation.

The $40.9 million decrease in pension liabilities to $82.5 million as of October 31, 2013 from $123.4 million as of October 31, 2012 was primarily due to an increase to the discount rate, which contributed to a decrease in the projected benefit obligation.

The $24.1 million decrease in other long-term liabilities to $92.9 million as of October 31, 2013 from $117.0 million as of October 31, 2012 was primarily due to the reclassification to other current liabilities of a future payment for the purchase price of a 2011 acquisition which was due within one year as of October 31, 2013, decreases in other non-current tax liabilities, general liability reserves, environmental reserves and deferred compensation liabilities.

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

Capital Expenditures

During 2013, 2012 and 2011, we invested $136.4 million (excluding $9.0 million for timberland properties), $166.0 million (excluding $3.7 million for timberland properties), and $162.4 million (excluding $3.4 million for timberland properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $153 million through October 31, 2014. The expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($199.9 million as of October 31, 2013). A significant portion of the proceeds from the new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the new RPA are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $216.8 million as of October 31, 2013. As of October 31, 2013, total accounts receivable of $187.9 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of operations. Expenses associated with the various RPAs totaled $0.3 million and $2.2 million for the year ended October 31, 2013 and 2012, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions and no material divestitures in 2013. During 2013, we made a $46.6 million deferred cash payment related to an acquisition completed in 2011.

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

Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our 2013, 2012 and 2011 acquisitions and other significant transactions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2013	October 31, 2012
Amended Credit Agreeemnt	$222.9	$—
2010 Credit Agreement	—	255.0
Senior Notes due 2017	301.8	302.3
Senior Notes due 2019	244.4	243.6
Senior Notes due 2021	272.9	256.0
Amended Receivables Facility	140.0	—
Prior Receivables Facility	—	110.0
Other long-term debt	35.2	33.4

	1,217.2	1,200.3
Less current portion	(10.0)	(25.0)

Long-term debt	$1,207.2	$1,175.3

Credit Agreement

On December 19, 2012, we and two of our international subsidiaries amended and restated (the “Amended Credit Agreement”) our existing $1.0 billion senior secured credit agreement (the “2010 Credit Agreement”), which is with substantially the same syndicate of financial institutions. The Amended Credit Agreement and the 2010 Credit Agreement are each described below.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of October 31, 2013, a total of $222.9 million was outstanding and $753.8 million was available for borrowing under this facility, which has been reduced by $13.3 million for outstanding letters of credit as of October 31, 2013. The weighted average interest rate on the Amended Credit Agreement was 1.86% for the twelve months ended October 31, 2013.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1 (the “Interest Coverage Ratio Covenant”). As of October 31, 2013, we were in compliance with these covenants

During the twelve months ended October 31, 2013, we recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Amended Credit Agreement and 2010 Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2013, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2013, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2013, we were in compliance with these covenants.

The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, we and certain of our domestic subsidiaries amended and restated our existing receivables financing facility and established a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of October 31, 2013, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2013, $140.0 million was outstanding under the Amended Receivables Facility.

Until September 30, 2013, we had a $130.0 million U.S. trade accounts receivable credit facility (the “Prior Receivables Facility”) with a financial institution. The Prior Receivables Facility was scheduled to mature in September 2014. In addition, the Prior Receivables Facility was terminable at any time upon five days prior written notice. The Prior Receivables Facility was secured by certain of our United States trade receivables and bore interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. Interest was payable on a monthly basis and the principal balance was payable upon termination of the Prior Receivables Facility. The Prior Receivables Facility contained certain covenants, including financial covenants for leverage and fixed charge coverage ratios identical to the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. Proceeds of the Prior Receivables Facility were available for working capital and general corporate purposes. As of October 31, 2013, there was no balance outstanding under the Prior Receivables Facility.

Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Receivables Facility.

Other

In addition to the amounts borrowed against the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of October 31, 2013, we had outstanding other debt of $99.3 million, comprised of $35.2 million in long-term debt and $64.1 million in short-term borrowings.

As of October 31, 2013, annual maturities, including the current portion, of long-term debt under our various financing arrangements were $10.0 million in 2014, $55.2 million in 2015, $160.0 million in 2016, $321.8 million in 2017, $152.9 million in 2018, and $517.3 million thereafter.

As of October 31, 2013 and 2012, we had deferred financing fees and debt issuance costs of $13.4 million and $14.8 million, respectively, which are included in other long-term assets.

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

We have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.17% as of October 31, 2013 and 0.21% as of October 31, 2012) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.8 million, $0.9 million and $1.9 million for the twelve months ended October 31, 2013, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The change in fair value of these contracts resulted in losses of $0.9 million and $1.4 million recorded in accumulated other comprehensive income as of October 31, 2013 and 2012, respectively.

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

As of October 31, 2013, we had outstanding foreign currency forward contracts in the notional amount of $137.6 million ($233.2 million as of October 31, 2012). At October 31, 2013, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were immaterial for the twelve months ended October 31, 2013. Losses recorded under fair value contracts were, $1.6 million and 0.7 million for the twelve months ended October 31, 2012 and 2011, respectively.

During 2012 and 2011, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were immaterial for the twelve months ended October 31, 2012. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the twelve months October 31, 2011. These gains were recorded within the consolidated statement of operations as other (income) expense, net. The change in fair value of these contracts resulted in an immaterial gain recorded in accumulated other comprehensive income as of October 31, 2012. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, we have entered into certain cash flow hedges to mitigate our exposure to cost fluctuations in natural gas prices. Under these hedge agreements, we had agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of October 31, 2013 or October 31, 2012. Such prior derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on such a derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on such a derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under such prior contracts were $1.2 million and $0.4 million for the twelve months ended October 31, 2012 and 2011, respectively. Losses on such contracts were recorded within the consolidated statement of operations as cost of products sold. The change in fair value of these contracts had no impact on accumulated other comprehensive income as of October 31, 2012.

Contractual Obligations

As of October 31, 2013, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,551.5	$64.7	$344.5	$566.7	$575.6
Short-term borrowing	67.7	67.7	—	—	—
Operating and capital lease obligations	165.2	43.9	62.7	25.2	33.4
Liabilities held by special purpose entities	59.4	2.2	4.5	4.5	48.2
Deferred purchase payments	7.6	6.2	1.4	—	—
Environmental liabilities	26.8	7.3	6.0	5.4	8.1
Current portion of long-term debt	10.0	10.0	—	—	—

Total	$1,888.2	$202.0	$419.1	$601.8	$665.3

Note: Amounts presented in the contractual obligation table include interest.

Environmental liabilities in the table above are estimates based on remediation plans, but payments could differ.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the year ended October 31, 2013, we repurchased no shares of Class A or Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases). As of October 31, 2013, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock under this program, which were all repurchased in prior years. The total cost of the shares repurchased from November 1, 2010 through October 31, 2013 was approximately $15.1 million.

Effects of Inflation

Inflation did not have a material impact on our operations during 2013, 2012 or 2011.

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

Flexible Packaging Joint Venture

In 2010, we formed the Flexible Packaging JV with Dabbagh and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.

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

As of October 31, 2013 and 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of October 31, 2013 and 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million and $8.1 million, repectively, recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this new guidance, which was fully implemented when the annual goodwill impairment testing which was performed during the fourth quarter of 2013, and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted this new guidance, which was fully implemented when the annual intangible asset impairment testing was performed during the fourth quarter of 2013, and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Recently Issued Accounting Standards

As of October 31, 2013, the FASB has issued ASU’s through 2013-11. We have reviewed each recently issued ASU and determined that the adoption of each ASU that is applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In July 2013, the FASB issued ASU 2013-10 “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The objective of this update is to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. We adopted the new guidance for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the impact of the adoption of the new guidance did not have an impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are subject to interest rate risk related to our financial instruments that include borrowings under the Amended Credit Agreement, proceeds from our Senior Notes and U.S. trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.

We had interest rate swap agreements with an aggregate notional amount of $150.0 million as of October 31, 2013 and 2012, with various maturities through 2014. The interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under certain of these agreements, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.9 million and $1.4 million was recorded as of October 31, 2013 and 2012, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Amended Credit Agreement, 2010 Credit Agreement, Senior Notes and U.S. trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2013 and 2012. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our Amended Credit Agreement, 2010 Credit Agreement, Senior Notes Amended Receivables Facility and Prior Receivables Facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2013 and 2012. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts as of October 31, 2013 and 2012.

Financial Instruments

As of October 31, 2013

(Dollars in millions)

	Expected maturity Date
						After		Fair
	2014	2015	2016	2017	2018	2018	Total	Value
Amended Credit Agreetment:
Scheduled amortizations	$10	$20	$20	$20	$153	—	$223	$223.0
Average interest rate (1)	1.86%	1.86%	1.86%	1.86%	1.86%	—	1.86%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	$300	—	—	$300	$334.5
Average interest rate	6.75%	6.75%	6.75%	6.75%	—	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$289.9
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$273	$273	$317.9
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
Amended Receivables Facility:
Scheduled amortizations	—	—	$140	—	—	—	$140	$140.0
Interest rate swaps:
Scheduled amortizations	—	—	$150	—	—	—	$150	$149.1
Average pay rate (2)	—	—	0.75%	—	—	—
Average receive rate (3)	—	—	0.17%	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2013. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2013. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2013. The rates presented are not intended to project our expectations for the future.

Financial Instruments

As of October 31, 2012

(Dollars in millions)

	Expected maturity Date
						After		Fair
	2013	2014	2015	2016	2017	2018	Total	Value
2010 Credit Agreetment:
Scheduled amortizations	$25	$25	$205	$—	—	—	$255	$255.0
Average interest rate (1)	2.15%	2.15%	2.15%	—	—	—	2.15%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	—	$300	—	$300	$333.1
Average interest rate	6.75%	6.75%	6.75%	6.75%	6.75%	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$286.9
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$256	$256	$280.4
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
Prior Receivables Facility:
Scheduled amortizations	—	—	$110	—	—	—	$110	$110.0
Interest rate swaps:
Scheduled amortizations	—	—	$150	—	—	—	$150	$148.6
Average pay rate (2)	—	—	0.75%	—	—	—
Average receive rate (3)	—	—	0.21%	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2012. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2012. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2012. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps as of October 31, 2013 was a net liability of $0.9 million. Based on a sensitivity analysis we performed as of October 31, 2013, a 100 basis point decrease in interest rates would decrease the fair value of the swap agreements by $0.4 million to a net liability of $1.3 million. Conversely, a 100 basis point increase in interest rates would increase the fair value of the swap agreements by $1.7 million to a net asset of $0.8 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within each country in which we operate.

As of October 31, 2013, we had outstanding foreign currency forward contracts in the notional amount of $137.6 million ($233.2 million as of October 31, 2012). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts as of October 31, 2013 resulted in an immaterial gain recorded in the consolidated statements of operations. The fair value of similar contracts as of October 31, 2012 resulted in a loss of $1.6 million recorded in consolidated statements of operations and an immaterial gain recorded in accumulated other comprehensive income.

A sensitivity analysis to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $4.8 million to a net liability of $5.5 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $5.3 million to a net asset of $4.6 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, other than hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. There were no commodity hedging contracts outstanding as of October 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

For the years ended October 31,	2013	2012	2011
Net sales	$4,353.4	$4,269.5	$4,248.2
Costs of products sold	3,520.8	3,489.9	3,449.9

Gross profit	832.6	779.6	798.3
Selling, general and administrative expenses	477.3	468.4	449.2
Restructuring charges	8.8	33.4	30.5
Timberland gains	(17.5)	—	—
Asset impairment charges	30.0	2.6	4.5
Gain on disposal of properties, plants and equipment, net	(5.6)	(7.6)	(16.1)

Operating profit	339.6	282.8	330.2
Interest expense, net	83.8	89.9	76.0
Debt extinguishment charges	1.3	—	—
Other expense, net	10.8	7.5	14.1

Income before income tax expense and equity earnings of unconsolidated affiliates, net	243.7	185.4	240.1
Income tax expense	97.6	58.8	67.3
Equity earnings of unconsolidated affiliates, net of tax	2.9	1.3	4.8

Net income	149.0	127.9	177.6
Net income attributable to noncontrolling interests	(1.7)	(5.5)	(2.9)

Net income attributable to Greif, Inc.	$147.3	$122.4	$174.7

Basic earnings per share attributable to Greif, Inc.:
Class A Common Stock	$2.52	$2.10	$3.00
Class B Common Stock	$3.77	$3.14	$4.48
Diluted earnings per share attributed to Greif, Inc.:
Class A Common Stock	$2.52	$2.10	$2.99
Class B Common Stock	$3.77	$3.14	$4.48

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

For the years ended October 31,	2013	2012	2011
Net income	$149.0	$127.9	$177.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	7.2	(46.4)	(12.9)
Reclassification of cash flow hedges to earnings, net of tax	0.5	1.3	1.4
Unrealized gain on cash flow hedges, net of tax	(0.2)	(2.4)	(0.7)
Minimum pension liabilities, net of tax	30.9	(24.4)	(25.1)

Other comprehensive income (loss), net of tax	38.4	(71.9)	(37.3)

Comprehensive income	187.4	56.0	140.3
Comprehensive income (loss) attributable to noncontrolling interests	3.1	(14.0)	17.5
Comprehensive income attributable to Greif, Inc.	$184.3	$70.0	$122.8

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$78.1	$91.5
Trade accounts receivable, less allowance of $13.5 in 2013 and $17.1 in 2012	481.9	453.8
Inventories	375.3	373.5
Deferred tax assets	22.2	18.9
Net assets held for sale	1.5	0.1
Current portion related party notes and advances receivable	2.8	2.5
Prepaid expenses and other current assets	132.2	114.8

	1,094.0	1,055.1

Long-term assets
Goodwill	1,003.5	976.1
Other intangible assets, net of amortization	180.8	198.6
Deferred tax assets	28.0	13.6
Related party notes receivable	12.6	15.7
Assets held by special purpose entities	50.9	50.9
Other long-term assets	114.1	118.3

	1,389.9	1,373.2

Properties, plants and equipment
Timber properties, net of depletion	215.2	217.8
Land	141.5	139.3
Buildings	496.7	464.1
Machinery and equipment	1,523.7	1,472.8
Capital projects in progress	128.7	149.3

	2,505.8	2,443.3
Accumulated depreciation	(1,107.5)	(1,018.2)

	1,398.3	1,425.1

Total assets	$3,882.2	$3,853.4

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$431.3	$466.1
Accrued payroll and employee benefits	103.0	96.1
Restructuring reserves	3.0	8.0
Current portion of long-term debt	10.0	25.0
Short-term borrowings	64.1	76.1
Deferred tax liabilities	11.5	8.1
Other current liabilities	178.8	187.9

	801.7	867.3

Long-term liabilities
Long-term debt	1,207.2	1,175.3
Deferred tax liabilities	238.1	197.0
Pension liabilities	82.5	123.4
Postretirement benefit obligations	18.5	19.3
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	92.9	117.0

	1,682.5	1,675.3

Shareholders’ equity
Common stock, without par value	129.4	123.8
Treasury stock, at cost	(131.0)	(131.4)
Retained earnings	1,443.8	1,394.8
Accumulated other comprehensive loss:
—foreign currency translation	(63.3)	(69.1)
—interest rate and other derivatives	(0.6)	(0.9)
—minimum pension liabilities	(95.1)	(126.0)

Total Greif, Inc. shareholders’ equity	1,283.2	1,191.2

Noncontrolling interests	114.8	119.6

Total shareholders’ equity	1,398.0	1,310.8

Total liabilities and shareholders’ equity	$3,882.2	$3,853.4

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

For the years ended October 31,	2013	2012	2011
Cash flows from operating activities:
Net income	$149.0	$127.9	$177.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156.9	154.8	144.3
Asset impairments	34.0	12.9	9.0
Unrealized foreign exchange (gain) loss	7.1	(0.1)	(2.7)
Deferred income taxes	2.0	20.2	9.8
Gain on disposals of properties, plants and equipment, net	(23.1)	(7.6)	(16.1)
Equity earnings of affiliates	(2.9)	(1.3)	(4.8)
Other, net	0.7	(2.8)	(3.8)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(35.4)	96.7	(20.6)
Inventories	(3.5)	40.3	17.4
Deferred purchase price on sold receivables	(8.0)	(20.9)	7.0
Accounts payable	(37.1)	3.5	(7.5)
Restructuring reserves	(5.0)	(11.4)	(0.6)
Pension and postretirement benefit liabilities	7.5	15.8	(26.5)
Other, net	8.1	45.3	(110.3)

Net cash provided by operating activities	250.3	473.3	172.2

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	—	(344.9)
Purchases of properties, plants and equipment	(136.4)	(166.0)	(162.4)
Purchases of timber properties	(9.0)	(3.7)	(3.4)
Proceeds from the sale of properties, plants, equipment and other assets	41.5	13.9	31.0
Payments on (issuance of) notes receivable with related party, net	3.2	2.0	(20.0)
Purchases of land rights	—	—	(0.7)

Net cash used in investing activities	(100.7)	(153.8)	(500.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,253.8	2,947.2	3,859.4
Payments on long-term debt	(1,266.5)	(3,129.8)	(3,465.8)
Proceeds from (payments on) short-term borrowings, net	(30.2)	(43.3)	74.3
Proceeds from (payments on) trade accounts receivable credit facility, net	30.0	(20.0)	(5.0)
Proceeds from joint venture partner	—	4.0	—
Dividends paid	(98.3)	(97.7)	(97.8)
Acquisitions of treasury stock and other	—	(0.1)	(15.1)
Exercise of stock options	1.3	1.8	2.5
Fees paid for amended credit agreement	(3.4)	—	—
Cash paid for deferred purchase price related to acquisitions	(46.6)	(14.3)
Debt issuance costs paid	—	—	(4.4)

Net cash provided by (used in) financing activities	(159.9)	(352.2)	348.1

Effects of exchange rates on cash	(3.1)	(3.1)	0.4

Net increase (decrease) in cash and cash equivalents	(13.4)	(35.8)	20.3

Cash and cash equivalents at beginning of year	91.5	127.3	107.0

Cash and cash equivalents at end of year	$78.1	$91.5	$127.3

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in millions, except per share amounts)

	Capital Stock		Treasury Stock		Retained Earnings	Noncontrolling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Shares	Amount	Shares	Amount
As of October 31, 2010	47,169	$106.0	29,673	$(117.4)	$1,293.2	$115.7	$(91.7)	$1,305.8
Net income					174.7	2.9		177.6
Other comprehensive income (loss):
- Foreign currency translation						14.6	(27.5)	(12.9)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.9 million							1.4	1.4
- Unrealized gain on cash flow hedges, net of income tax expense of $0.1 million							(0.7)	(0.7)
- Minimum pension liability adjustment, net of income tax benefit of $10.6							(25.1)	(25.1)

Comprehensive income								140.3

Acquisitions of noncontrolling interests and other						(5.3)		(5.3)
Dividends paid					(97.8)			(97.8)
Treasury shares acquired	(300)		300	(15.0)				(15.0)
Stock options exercised or forfeited	168	2.2	(168)	0.3				2.5
Restricted stock directors	11	0.7	(11)	—				0.7
Restricted stock executives	5	0.3	(5)	—				0.3
Tax benefit of stock options and other		2.2						2.2
Long-term incentive shares issued	40	2.4	(40)	0.1				2.5

As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,370.1	$127.9	$(143.6)	$1,336.2
Net income					122.4	5.5		127.9
Other comprehensive income (loss):
- Foreign currency translation						(19.5)	(26.9)	(46.4)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.8 million							1.3	1.3
- Unrealized gain on cash flow hedges, net of income tax expense of $1.3 million							(2.4)	(2.4)
- Minimum pension liability adjustment, net of income tax benefit of $9.4 million							(24.4)	(24.4)

Comprehensive income								56.0

Acquisitions of noncontrolling interests and other						5.7		5.7
Dividends paid					(97.7)			(97.7)
Treasury shares acquired	(1)	—	1	—				—
Stock options exercised or forfeited	158	1.8	(158)	0.3				2.1
Restricted stock directors	14	0.7	(14)	—				0.7
Restricted stock executives	5	0.2	(5)	—				0.2
Tax benefit of stock options and other		1.4						1.4
Long-term incentive shares issued	134	5.9	(134)	0.3				6.2

As of October 31, 2012	47,403	$123.8	29,439	$(131.4)	$1,394.8	$119.6	$(196.0)	$1,310.8
Net income					147.3	1.7		149.0
Other comprehensive income (loss):
- Foreign currency translation						1.4	5.8	7.2
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.3 million							0.5	0.5
- Unrealized gain on cash flow hedges, net of income tax expense of $0.2 million							(0.2)	(0.2)
- Minimum pension liability adjustment, net of income tax expense of $22.2 million							30.9	30.9

Comprehensive income								187.4

Acquisitions of noncontrolling interests and other						(7.9)		(7.9)
Dividends paid					(98.3)			(98.3)
Stock options exercised	99	1.3	(99)	0.2				1.5
Restricted stock executives	21	1.0	(21)	0.1				1.1
Stock forfeiture	—	0.2	—	—				0.2
Tax benefit of stock options and other	—	1.0	—	—				1.0
Long-term incentive shares issued	54	2.1	(54)	0.1				2.2

As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,443.8	$114.8	$(159.0)	$1,398.0

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

There are approximately 13,085 employees of the Company as of October 31, 2013.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2013, 2012 or 2011, or to any quarter of those years, relates to the fiscal year ended in that year.

The Company presents various fair value disclosures in Notes 3, 10 and 13 to these Consolidated Financial Statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the allowance for doubtful accounts, inventory reserves, expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, estimates of fair value, restructuring reserves, environmental liabilities, pension and postretirement benefits, income taxes, derivatives, net assets held for sale, self-insurance reserves and contingencies. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $54.0 million as of October 31, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Allowance for Doubtful Accounts

Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $13.5 million and $17.1 million as of October 31, 2013 and 2012, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers

The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2013, 2012, and 2011.

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

Net Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2013, there were two asset groups held for sale in the Flexible Products & Services segment. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

Goodwill and Other Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives on a straight-line basis. The useful lives for finite lived intangible assets vary depending on the type of asset and the terms of contracts or the valuation performed. The Company tests for impairment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. The Company tests for impairment of finite lived intangible assets at least annually, or more frequently if certain indicators are present to suggest that impairment may exist.

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

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, or earnings before interest, taxes, depreciation, depletion and amortization (“EBITDA”) forecasts used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. The Company performed its annual impairment test for fiscal years 2013, 2012 and 2011, which resulted in no impairment charges. During 2013, the annual impairment test identified potential impairment indicators in the Flexible Products & Services reporting unit, requiring the Company to perform additional analysis. Based on the results of the additional analysis of the goodwill for the Flexible Products & Services reporting unit, it was concluded that no goodwill impairment was required. Refer to Note 6 for additional information regarding goodwill and other intangible assets.

Acquisitions

From time to time, the Company acquires businesses and/or assets that augment and complement its operations, in accordance with ASC 805, “Business Combinations.” These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from these business combinations from the date of acquisition.

In order to assess performance, the Company classifies costs incurred in connection with acquisitions as acquisition-related costs. These costs consist primarily of transaction costs, integration costs and changes in the fair value of contingent payments (earn-outs) and are recorded within selling, general and administrative costs. Acquisition transaction costs are incurred during the initial evaluation of a potential targeted acquisition and primarily relate to costs to analyze, negotiate and consummate the transaction as well as financial and legal due diligence activities. Post-acquisition integration activities are costs incurred to combine the operations of an acquired enterprise into the Company’s operations.

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

Properties, Plants and Equipment

Properties, plants and equipment are stated at cost. Depreciation on properties, plants and equipment is provided on the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings	30–45
Machinery and equipment	3–19

Depreciation expense was $131.9 million, $131.4 million and $122.7 million, in 2013, 2012 and 2011, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. As of October 31, 2013, 2012, and 2011, the Company capitalized interest costs of $1.7 million, $2.7 million, and $3.8 million, respectively.

The Company tests for impairment of properties, plants and equipment at least annually, or more frequently if certain indicators are present to suggest that impairment may exist.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 252,475 acres as of October 31, 2013, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $4.3 million, $2.9 million and $2.7 million in 2013, 2012 and 2011, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

For 2013, the Company recorded a gain of $17.5 million relating to the sale of timberland.

The Company’s Canadian timber properties, which consisted of approximately 10,300 as of October 31, 2013, are not actively managed at this time, and therefore, no depletion expense is recorded.

Equity Earnings of Unconsolidated Affiliates, net of tax and Noncontrolling Interests including Variable Interest Entities

The Company accounts for equity earnings of unconsolidated affiliates, net of tax and noncontrolling interests under ASC 810, “Consolidation.” ASC 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 requires a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and that the consolidated financial statements clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. Refer to Note 16 for additional information regarding the Company’s unconsolidated affiliates and noncontrolling interests.

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

The Company has consolidated the assets and liabilities of STA Timber LLC (“STA Timber”) in accordance with ASC 810 which was involved in the transactions described in Note 8. Because STA Timber is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of STA Timber are not available to satisfy the liabilities and obligations of these entities and the liabilities of STA Timber are not liabilities or obligations of these entities. The Company has also consolidated the assets and liabilities of the buyer-special purpose entity described in Note 8 (the “Buyer SPE”) involved in that transaction as a result of ASC 810. However, because the Buyer SPE is a separate and distinct legal entity from Greif, Inc. and its other subsidiaries, the assets of the Buyer SPE are not available to satisfy the liabilities and obligations of the Company, and the liabilities of the Buyer SPE are not liabilities or obligations of the Company.

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

Self-Insurance

The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $2.9 million and $2.7 million for estimated costs related to outstanding claims as of October 31, 2013 and 2012, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.

The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. The Company maintains liabilities totaling $14.3 million and $16.1 million for anticipated costs related to general liability, product, auto and workers’ compensation as of October 31, 2013 and 2012, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.

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

The Company’s effective tax rate is impacted by the amount of income allocated to each taxing jurisdiction, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.

Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate as well as related interest and penalties.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No options were granted in 2013, 2012, or 2011. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.

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

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, net of tax were $3.9 million, $0.8 million and $4.7 million in 2013, 2012 and 2011, respectively.

Derivative Financial Instruments

In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss). The Company may use the following derivatives from time to time.

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

The Company has used derivative instruments to hedge a portion of its natural gas purchases. These derivatives were designated as cash flow hedges. The effective portion of the net gain or loss was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment”, which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company has adopted this new guidance, which was implemented when the annual goodwill impairment testing was performed during the fourth quarter of 2013, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

In July 2012, the FASB issued ASU 2012-02 “Intangibles—Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” which provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more-likely-than-not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. The Company has adopted this new guidance, which was implemented when the annual intangible asset impairment testing was performed during the fourth quarter of 2013, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than related disclosures.

Recently Issued Accounting Standards

As of October 31, 2013, the FASB has issued ASU’s through 2013-11. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In July 2013, the FASB issued ASU 2013-10 “Derivatives and Hedging: Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The objective of this update is to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The Company adopted the new guidance for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013, and the impact of the adoption of the new guidance did not have an impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

NOTE 2 – ACQUISITIONS AND OTHER SIGNIFICANT TRANSACTIONS

The following table summarizes the Company’s acquisition activity in 2013, 2012 and 2011 (Dollars in millions).

Segment	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2013 Acquisitions	—	$—	—	—	—
Total 2012 Acquisitions	—	$—	—	—	—
Total 2011 Acquisitions	8	$344.9	$101.7	$77.7	$307.2

Note:	Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2013, the Company completed no material acquisitions and no material divestitures. The Company made a $46.6 million deferred cash payment during 2013 related to an acquisition completed in 2011.

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

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” the Company has considered the effect of the 2011 acquisitions in the consolidated statements of income for each period presented. The revenue and operating profit of the 2011 acquisitions included in the Company’s consolidated statements of income totaled $432.5 million and $17.0 million, respectively, for the year ended October 31, 2013. The revenue and operating profit of the 2011 acquisitions included in the Company’s consolidated statements of income totaled $427.7 million and $4.0 million, respectively, for the year ended October 31, 2012. The revenue and operating (loss) of the 2011 acquisitions included in the Company’s consolidated statements of income totaled $119.2 million and ($19.6) million, respectively, for the year ended October 31, 2011. None of the 2011 acquisitions were of companies listed on a stock exchange or otherwise publicly traded or required to provide public financial information. Therefore, pro forma results of operations are not presented.

NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($199.9 million as of October 31, 2013). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous European trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from this facility are available for working capital and general corporate purposes.

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

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($12.1 million as of October 31, 2013).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreements is 15.0 million Malaysian Ringgits ($4.8 million as of October 31, 2013).

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

The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

For the years ended October 31,	2013	2012	2011
European RPA
Gross accounts receivable sold to third party financial institution	$1,071.3	$702.7	$—
Cash received for accounts receivable sold under the programs	947.0	619.1	—
Deferred purchase price related to accounts receivable sold	124.3	83.6	—
Loss associated with the programs	2.5	1.9	—
Expenses associated with the programs	—	1.9	—
RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$—	$189.4	$958.6
Cash received for accounts receivable sold under the programs	—	167.7	848.4
Deferred purchase price related to accounts receivable sold	—	21.7	110.2
Loss associated with the programs	—	1.6	4.4
Expenses associated with the programs	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$70.5	$73.8	$70.5
Cash received for accounts receivable sold under the program	70.5	73.8	70.5
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	—	—	—
Expenses associated with the program	0.2	0.2	0.2
Malaysian Agreements
Gross accounts receivable sold to third party financial institution	$22.9	$24.2	$19.0
Cash received for accounts receivable sold under the program	22.9	24.2	19.0
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	0.2	0.1	0.2
Expenses associated with the program	0.1	0.1	—
Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$1,164.7	$990.1	$1,048.1
Cash received for accounts receivable sold under the program	1,040.4	884.8	937.9
Deferred purchase price related to accounts receivable sold	124.3	105.3	110.2
Loss associated with the program	2.7	3.6	4.6
Expenses associated with the program	0.3	2.2	0.2

	October 31,	October 31,
	2013	2012
European RPA
Accounts receivable sold to and held by third party financial institution	$179.0	$185.6
Uncollected deferred purchase price related to accounts receivable sold	11.5	3.5
RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$—
Uncollected deferred purchase price related to accounts receivable sold	—	—
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.4	$3.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreements
Accounts receivable sold to and held by third party financial institution	$4.5	$2.9
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$187.9	$192.4
Uncollected deferred purchase price related to accounts receivable sold	$11.5	$3.5

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

NOTE 4 – INVENTORIES

The inventories are stated at the lower of cost or market and summarized as follows as of October 31 for each year (Dollars in millions):

	2013	2012
Finished goods	$98.5	$96.9
Raw materials	240.4	240.2
Work-in process	36.4	36.4

	$375.3	$373.5

NOTE 5 – NET ASSETS HELD FOR SALE

As of October 31, 2013, there were two asset groups in the Flexible Products & Services segment with assets held for sale. As of October 31, 2012, there was one asset group in the Rigid Industrial Packaging & Services segment and one location in the Flexible Products & Services segment with assets held for sale. During 2013, one asset group was added in the Rigid Industrial Packaging Products & Services segment and subsequently sold in the same period. Additionally, two asset groups were added in the Flexible Products & Services segment. One asset group in the Rigid Industrial Packaging and Services segment and one asset group in the Flexible Products & Services segment were placed back in service for purposes of GAAP and depreciation was resumed. As a result of placing these locations back in service in 2013, the 2012 consolidated balance sheet has been reclassified for such locations to conform to the current year presentation. The reclassification of these asset groups to properties, plants and equipment within the consolidated balance sheets was done in accordance with ASC 360, but these assets are still being marketed for sale. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the year ended October 31, 2013, the Company recorded a gain on disposal of PP&E, net of $5.6 million. There were sales of HBU and surplus properties which resulted in gains of $1.2 million in the Land Management segment, a sale of equipment in the Paper Packaging segment that resulted in a gain of $0.6 million, a disposal of equipment in the Rigid Industrial Packaging & Services segment that resulted in a gain of $2.5 million, a sale of property that was previously classified as held for sale in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.6 million, a sale of land adjacent to our corporate offices that resulted in a gain of $0.8 million, a sale of equipment that resulted in a loss of $0.9 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.8 million.

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

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2013 and 2012 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2011	$864.6	$78.1	$59.7	$0.2	$1,002.6
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	14.9	0.2	—	—	15.1
Currency translation	(34.9)	(6.7)	—	—	(41.6)

Balance at October 31, 2012	$844.6	$71.6	$59.7	$0.2	$976.1
Goodwill acquired	—	—	—	—	—
Goodwill adjustments	1.5	—	0.2	(0.2)	1.5
Currency translation	21.2	4.7	—	—	25.9

Balance at October 31, 2013	$867.3	$76.3	$59.9	$—	$1,003.5

The goodwill adjustments during 2013 increased goodwill by a net amount of $27.4 million and are primarily related to the impact of foreign currency translation.

The goodwill adjustments during 2012 decreased goodwill by a net amount of $26.5 million related to the impact of foreign currency translation, partially offset by the finalization of purchase price allocation of prior year acquisitions. Goodwill from prior year acquisitions had been adjusted to properly reflect deferred tax assets and liabilities and tax reserves in our Rigid Industrial Packaging & Services segment.

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

As of October 31, 2013, the Company recognized an impairment charge of $0.4 million related to intangible assets in our Rigid Industrial Packaging & Services segment. The Company concluded that no impairment indicators existed as of October 31, 2012. As of October 31, 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products and Services segment.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2013 and October 31, 2012 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2012:
Trademarks and patents	$32.5	$3.6	$28.9
Non-compete agreements	14.4	11.1	3.3
Customer relationships	201.1	53.6	147.5
Other	23.8	4.9	18.9

Total	$271.8	$73.2	$198.6

October 31, 2013:
Trademarks and patents	$31.1	$4.3	$26.8
Non-compete agreements	14.6	12.6	2.0
Customer relationships	205.6	69.4	136.2
Other	23.5	7.7	15.8

Total	$274.8	$94.0	$180.8

Gross intangible assets increased by $3.0 million for the year ended October 31, 2013. The increase in gross intangible assets was attributable to $8.1 million of currency fluctuations, partially offset by the impairment of certain intangible assets, and the write-off of certain fully-amortized assets. Amortization expense was $20.5 million, $20.3 million and $18.6 million for 2013, 2012 and 2011, respectively. Amortization expense for the next five years is expected to be $19.6 million in 2014, $18.9 million in 2015, $18.3 million in 2016, $17.5 million in 2017 and $17.1 million in 2018.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting, except for $23.5 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.

NOTE 7 – RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2013, 2012 and 2011 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other costs	Asset Impairments	Inventory Write-down	Total
Balance at October 31, 2011	$11.8	$7.6	$0.2	$—	$19.6
Costs incurred and charged to expense	13.4	9.8	10.2	—	33.4
Costs paid or otherwise settled	(19.0)	(15.6)	(10.4)	—	(45.0)

Balance at October 31, 2012	$6.2	$1.8	$—	$—	$8.0

Costs incurred and charged to expense	2.8	2.0	4.0	—	8.8
Costs paid or otherwise settled	(7.2)	(2.6)	(4.0)	—	(13.8)

Balance at October 31, 2013	$1.8	$1.2	$—	$—	$3.0

The focus for restructuring activities in 2013 was on the rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. During 2013, the Company recorded restructuring charges of $8.8 million, consisting of $2.8 million in employee separation costs, $4.0 million in asset impairments and $2.0 million in other restructuring costs, primarily consisting of lease termination costs and professional fees. There were no plants closed in 2013, but there was a total of 278 employees severed throughout 2013 as part of the Company’s restructuring efforts.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this From 10-K. Remaining amounts expected to be incurred were $6.6 million and $12.3 million as of October 31, 2013 and 2012, respectively. The decrease was due to the realization of expenses from plans formulated in prior periods offset by the formation of new plans during the period. (Dollars in millions):

	Amounts expected to be incurred	Amounts Incurred in 2013	Amounts remaining to be incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$5.1	$2.8	$2.3
Asset impairments	3.9	3.9	—
Other restructuring costs	4.8	1.5	3.3

	13.8	8.2	5.6
Flexible Products & Services:
Employee separation costs	0.8	—	0.8
Asset impairments	0.1	0.1	—
Other restructuring costs	0.7	0.5	0.2

	1.6	0.6	1.0

	$15.4	$8.8	$6.6

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

NOTE 8 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a VIE whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE. One of the companies acquired in 2011 is considered a VIE. However, because the Company is not the primary beneficiary, the Company will report its ownership interest in this acquired company using the equity method of accounting.

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

The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million in cash, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million in the second quarter of 2006 which resulted in a pre-tax gain of $9.0 million.

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

The Buyer SPE is deemed to be a VIE since the assets of the Buyer SPE are not available to satisfy the liabilities of the Buyer SPE. The Buyer SPE is a separate and distinct legal entity from the Company and no ownership interest in the Buyer SPE is held by the Company, but the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.

As of October 31, 2013 and 2012, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For each of the years ended October 31, 2013, 2012 and 2011, the Buyer SPE recorded interest income of $2.4 million.

As of October 31, 2013 and 2012, STA Timber had long-term debt of $43.3 million. For each of the years ended October 31, 2013, 2012 and 2011, STA Timber recorded interest expense of $2.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

Flexible Packaging Joint Venture

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra,”) formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary NSC. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.

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

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2012	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$152.1	$47.6	$174.3	$374.0
Total liabilities	175.8	0.8	80.1	256.7

Net assets	$(23.7)	$46.8	$94.2	$117.3

October 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$155.5	$44.9	$163.6	$364.0
Total liabilities	209.8	1.2	57.3	268.3

Net assets	$(54.3)	$43.7	$106.3	$95.7

As of October 31, 2013 and 2012, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of October 31, 2013 and 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million and $8.1 million, respectively, recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2013, 2012 and 2011 were $8.0 million, $4.4 million and $3.5 million, respectively.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2013	October 31, 2012
Amended Credit Agreement	$222.9	$—
2010 Credit Agreement	—	255.0
Senior Notes due 2017	301.8	302.3
Senior Notes due 2019	244.4	243.6
Senior Notes due 2021	272.9	256.0
Amended Receivables Facility	140.0	—
Prior Receivables Facility	—	110.0
Other long-term debt	35.2	33.4

	1,217.2	1,200.3
Less current portion	(10.0)	(25.0)

Long-term debt	$1,207.2	$1,175.3

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $753.8 million as of October 31, 2013, which has been reduced by $13.3 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of October 31, 2013, the Company was in compliance with these covenants.

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

During the twelve months ended October 31, 2013 the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement, as defined below. The Company recorded no debt extinguishment charges for the twelve months ended October 31, 2012 and 2011. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

On October 29, 2010, the Company obtained a $1.0 billion senior secured credit facility pursuant to an Amended and Restated Credit Agreement with a syndicate of financial institutions (the “2010 Credit Agreement”). The 2010 Credit Agreement provided for a $750 million revolving multicurrency credit facility and a $250 million term loan, both expiring October 29, 2015, with an option to add $250 million to the facilities with the agreement of the lenders. The $250 million term loan was scheduled to amortize by $3.1 million each quarter-end for the first eight quarters, $6.3 million each quarter-end for the next eleven quarters and the remaining balance due on the maturity date. The 2010 Credit Agreement was replaced by the Amended Credit Agreement.

The Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest under the Amended Credit Agreement is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of October 31, 2013, $222.9 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $10.0 million and the long-term portion was $212.9 million. The weighted average interest rate on the Amended Credit Agreement was 1.86% for the year ended October 31, 2013. The actual interest rate on the Amended Credit Agreement was 1.87% as of October 31, 2013.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2013, the Company was in compliance with these covenants.

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

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2013, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary; Greif Nevada Holdings, Inc., S.C.S. (formerly Greif Luxembourg Finance S.C.A.) issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of October 31, 2013, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, the Company amended and restated its existing receivables financing facility to establish a $170.0 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, the Company can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of the Company’s trade accounts receivables in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that the Company maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2013, the Company was in compliance with this covenant.

Until September 30, 2013, the Company had a U.S. trade accounts receivable credit facility with a financial institution (the “Prior Receivables Facility”). The Prior Receivables Facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The Prior Receivables Facility was secured by certain of the Company’s trade accounts receivable in the United States and bore interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. In addition, the Prior Receivables Facility was terminable at any time upon five days prior written notice. A significant portion of the initial proceeds from the Prior Receivables Facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were used to pay certain fees, costs and expenses incurred in connection with the Prior Receivables Facility and for working capital and general corporate purposes. As of October 31, 2012, there was $110.0 million outstanding under the Prior Receivables Facility. The agreement for the Prior Receivables Facility receivables financing facility contained financial covenants that required the Company to maintain the same leverage ratio and fixed charge coverage ratio as set forth in the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. On September 30, 2013, the Prior Receivables Facility was terminated and replaced with the Amended Receivables Facility.

Greif Receivables Funding LLC (“GRF”), an indirect subsidiary of the Company, has participated in the purchase and transfer of receivables in connection with these credit facilities and is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company and its other subsidiaries, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries, and the liabilities of GRF are not the liabilities or obligations of the Company and its other subsidiaries. This entity purchases and services the Company’s trade accounts receivable that were subject to the Prior Receivables Facility and that are subject to the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of October 31, 2013, the Company had outstanding other debt of $99.3 million, comprised of $35.2 million in long-term debt and $64.1 million in short-term borrowings, compared to other debt outstanding of $109.4 million, comprised of $33.4 million in long-term debt and $76.1 million in short-term borrowings, as of October 31, 2012.

As of October 31, 2013, the current portion of the Company’s long-term debt was $10.0 million. Annual maturities, including the current portion of long-term debt under the Company’s various financing arrangements, were $10.0 million in 2014, $55.2 million in 2015, $160.0 million in 2016, $321.8 million in 2017, $152.9 million in 2018 and $517.3 million thereafter. Cash paid for interest expense was $86.5 million, $86.6 million and $67.7 million in 2013, 2012 and 2011, respectively.

As of October 31, 2013 and 2012, the Company had deferred financing fees and debt issuance costs of $13.4 million and $14.8 million, respectively, which are included in other long-term assets.

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

Recurring Fair Value Measurements

The following table presents the fair values adjustments for those assets and (liabilities) measured on a recurring basis as of October 31, 2013 and 2012 (Dollars in millions):

	October 31, 2013				October 31, 2012				Balance sheet
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.9)	$—	$(0.9)	$—	$(1.4)	$—	$(1.4)	Other long-term liabilities
Foreign exchange hedges	—	0.3	—	0.3	—	0.8	—	0.8	Other current assets
Foreign exchange hedges	—	(1.0)	—	(1.0)	—	(0.3)	—	(0.3)	Other current liabilities

Total*	$—	$(1.6)	$—	$(1.6)	$—	$(0.9)	$—	$(0.9)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2013 and 2012 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Amended Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on monthly interest from the counterparties based upon the LIBOR and interest to be based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company has two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.17% as of October 31, 2013 and 0.21% as of October 31, 2012) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2013 and 0.75% as of October 31, 2012). Losses reclassified to earnings under these contracts (both those that existed as of October 31, 2011 and those entered into in the first quarter 2012) were $0.8 million, $0.9 million and $1.9 million for the twelve months ended October 31, 2013, 2012 and 2011, respectively. These losses were recorded within the consolidated statement of operations as interest expense, net. The change in fair value of these contracts resulted in losses of $0.9 million and $1.4 million recorded in accumulated other comprehensive income as of October 31, 2013, 2012 and 2011, respectively.

Foreign Exchange Hedges

The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows.

As of October 31, 2013, the Company had outstanding foreign currency forward contracts in the notional amount of $137.6 million ($233.2 million as of October 31, 2012). At October 31, 2013, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were immaterial for the twelve months ended October 31, 2013. Losses recorded under fair value contracts were, $1.6 million and $0.7 million for the twelve months ended October 31, 2012 and 2011.

During 2012 and 2011, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were immaterial for the twelve months ended October 31, 2012. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were $0.1 million for the twelve months October 31, 2011. These gains were recorded within the consolidated statement of operations as other (income) expense, net. The change in fair value of these contracts resulted in an immaterial gain recorded in accumulated other comprehensive income as of October 31, 2012. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately.

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

From time to time, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices. Under these hedge agreements, the Company agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of October 31, 2013 or October 31, 2012. Such derivative instruments were previously designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on such a derivative instrument was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on such a derivative instrument was previously recognized in earnings immediately. The assumptions used in measuring fair value of energy hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally commodity futures contracts. Losses reclassified to earnings under such prior contracts were $1.2 million and $0.4 million for the twelve months ended October 31, 2012 and 2011, respectively. Losses on such contracts were recorded within the consolidated statement of operations as cost of products sold. The change in fair value of these contracts had no impact on accumulated other comprehensive income as of October 31, 2012.

Other Financial Instruments

The estimated fair value of the Company’s 2017 Senior Notes are $334.5 million and $330.8 million compared to the carrying amount of $301.8 million and $302.3 million as of October 31, 2013 and 2012, respectively. The estimated fair value of the Company’s 2019 Senior Notes are $289.9 million and $286.9 million compared to the carrying amounts of $244.4 million and $243.6 million as of October 31, 2013 and 2012, respectively. The estimated fair value of the Company’s 2021 Senior Notes are $317.9 million and $283.4 million compared to the carrying amounts of $272.4 million and $256.1 million as of October 31, 2013 and 2012, respectively. The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments. The fair values of the Company’s Amended Credit Agreement and the Amended Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company may close manufacturing facilities during the next few years as part of restructuring plans to rationalize costs and realize benefits of synergies. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs, which include bids received from third parties, recent purchase offers, market comparables and future cash flows. The Company recorded restructuring-related expenses for the year ended October 31, 2013, 2012, and 2011 of $4.0 million, $10.2 million, and $4.5 million, respectively.

During the year ended October 31, 2013, the Company recognized asset impairment charges of $30.0 million, consisting of $1.6 million, for assets in the Paper Packaging segment primarily for assets under contract to be sold, $16.8 million, for assets in Rigid Industrial Packaging and Services segment related to loss making facilities, underutilized and damaged equipment, and unutilized facilities in Europe, and $11.6 million, for assets in Flexible Products and Services segment related to underutilized equipment. The Company recorded asset impairment charges for the year ended October 31, 2012 and 2011 of $2.6 million and $4.5 million, respectively.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the year ended October 31, 2013, the Company recorded $4.6 million of additional impairment related to assets which were previously classified as net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” As of October 31, 2011, the Company recognized an impairment charge of $3.0 million related to the discontinued usage of certain trade names in our Flexible Products & Services segment. The Company concluded that no further impairment existed as of October 31, 2013 and 2012.

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

NOTE 11 – STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of operations over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of operations for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2013, 2012 or 2011. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2013		2012		2011
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	181	$19.45	342	$16.61	510	$16.14
Granted	—	—	—	—	—	—
Forfeited	3	19.35	3	13.10	1	12.72
Exercised	99	14.79	158	13.45	167	15.17

Ending balance	79	$25.30	181	$19.45	342	$16.61

As of October 31, 2013, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$15 – $25	67	1.1
$25 – $35	12	1.3

All outstanding options were exercisable as of October 31, 2013, 2012 and 2011, respectively.

Under the Company’s Long-Term Incentive Plan, the Company will grant 55,874 shares of restricted stock with a weighted average grant date fair value of $51.97 for 2013. The Company granted 53,533 shares of restricted stock with a weighted average grant date fair value of $41.44 under the Company’s Long-Term Incentive Plan for 2012. The total stock expense recorded under the plan was $2.9 million, $2.2 million and $2.5 million for the periods ended October 31, 2013, 2012 and 2011, respectively. All restricted stock awards under the Long Term Investment Plan are fully vested at the date of award.

Under the Company’s 2005 Directors Plan, the Company granted 15,831 shares of restricted stock with a weighted average grant date fair value of $51.16 in 2013. The Company granted 14,152 shares of restricted stock with a weighted average grant date fair value of $50.87 under the Company’s 2005 Directors Plan in 2012. The total expense recorded under the plan was $0.8 million, $0.7 million, and $0.7 million for the periods ended October 31, 2013, 2012, and 2011, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.

The total stock compensation expenses recorded under the plans were $3.7 million, $3.6 million and $4.2 million for the periods ended October 31, 2013, 2012 and 2011 respectively.

NOTE 12 – INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.

The provision for income taxes consists of the following (Dollars in millions):

For the years ended October 31,	2013	2012	2011
Current
Federal	$54.2	$19.7	$25.6
State and local	8.8	5.4	4.4
Non-U.S.	32.6	13.5	27.5

	95.6	38.6	57.5
Deferred
Federal	(6.3)	10.3	11.0
State and local	(0.2)	2.7	5.0
Non-U.S.	8.5	7.2	(6.2)

	2.0	20.2	9.8

	$97.6	$58.8	$67.3

Non-U.S. income before income tax expense was $80.3 million, $74.8 million and $129.0 million in 2013, 2012, and 2011, respectively.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2013	2012	2011
United States federal tax rate	35.00%	35.00%	35.00%
Non-U.S. tax rates	2.20%	-1.10%	-10.00%
State and local taxes, net of federal tax benefit	2.50%	2.30%	1.90%
United States tax credits	-2.10%	-0.70%	-0.80%
Unrecognized tax benefits	-0.20%	-5.50%	12.60%
Change in judgment regarding valuation allowance	0.50%	1.50%	-14.50%
Withholding tax	2.90%	2.60%	1.90%
Foreign partnerships	-3.60%	-4.30%	-1.00%
Foreign Income Inclusion	1.70%	1.60%	0.10%
Other items	1.10%	0.30%	2.80%

	40.00%	31.70%	28.00%

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows (Dollars in millions):

	2013	2012
Deferred Tax Assets
Net operating loss carryforwards	$102.4	$90.7
Minimum pension liabilities	41.5	61.6
Insurance operations	6.4	9.1
Incentives	5.5	4.1
Environmental reserves	7.3	7.4
Inventories	6.1	2.7
State income tax	9.6	9.2
Postretirement	5.6	7.4
Other	5.6	6.3
Derivatives instruments	0.4	0.5
Interest	5.2	5.3
Allowance for doubtful accounts	3.0	4.5
Restructuring reserves	0.4	1.1
Deferred compensation	2.8	2.5
Foreign tax credits	2.5	1.8
Vacation accruals	1.5	1.4
Stock options	1.0	1.4
Severance	0.2	0.2
Workers compensation accruals	3.9	2.5

Total Deferred Tax Assets	210.9	219.7
Valuation allowance	(78.6)	(57.0)

Net Deferred Tax Assets	132.3	162.7

Deferred Tax Liabilities
Properties, plants and equipment	114.8	121.9
Goodwill and other intangible assets	97.5	93.4
Foreign Income Inclusion	0.8	—
Foreign exchange	7.6	7.8
Timberland transactions	102.1	95.7
Pension	8.9	16.5

Total Deferred Tax Liabilities	331.7	335.3

Net Deferred Tax Liability	$(199.4)	$(172.6)

As of October 31, 2013, the Company had tax benefits from non-U.S. net operating loss carryforwards of approximately $102.2 million and approximately $0.2 million of state net operating loss carryfowards. The Company has recorded valuation allowances of $76.1 million and $55.3 million as of October 31, 2013 and 2012, respectively against the tax benefits from non-U.S. net deferred tax assets.

As of October 31, 2013, the Company had undistributed earnings from certain non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

A reconciliation of the beginning and ended amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at November 1	$43.6	$73.9	$35.4
Increases in tax positions for prior years	1.3	7.3	44.0
Decreases in tax positions for prior years	(2.5)	(2.1)	(1.6)
Increases in tax positions for current years	1.3	3.9	—
Settlements with taxing authorities	(30.3)	(32.5)	(4.5)
Lapse in statute of limitations	—	(0.3)	—
Currency translation	2.6	(6.6)	0.6

Balance at October 31	$16.0	$43.6	$73.9

The 2013 decrease is primarily related to settlements of foreign tax controversies and the closing of the respective open tax years.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With a few exceptions, the Company is subject to audit by various taxing authorities for 2009 through the current fiscal year. The company has completed its U.S. federal tax audit for the tax years through 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2013 and October 31, 2012, the Company had $1.2 million and $1.2 million, respectively, accrued for the payment of interest and penalties.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2013 under ASC 740, “Income Taxes”. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $16.0 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $74.0 million, $56.9 million and $64.9 million in 2013, 2012, and 2011, respectively.

NOTE 13 – POST RETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company has certain non-contributory defined benefit pension plans in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried plans’ benefits are based primarily on years of service and earnings. The hourly plans’ benefits are based primarily upon years of service. Certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 and in various dates in the preceding five years for the non-U.S. plans will not be eligible to participate in the defined benefit pension plans, but will participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa.

Pension plan contributions by the Company totaled $14.4 million during 2013, which consisted of $13.0 million of employer contributions and $1.4 million of benefits paid directly by the Company. Pension contributions by the Company totaled $18.0 million and $32.6 million during 2012 and 2011, respectively. Contributions during 2014 are expected to be approximately $13.2 million.

The following table presents the number of participants in the defined benefit plans:

						Other
October 31, 2013	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Active participants	2,244	1,880	122	133	48	61
Vested former employees	2,184	1,452	64	399	249	20
Retirees and beneficiaries	4,147	2,320	250	718	804	55
Other plan participants	35	0	0	0	35	0

October 31, 2012	Consolidated	USA	Germany	United Kingdom	Netherlands	Other Intl
Active participants	2,402	2,004	127	158	48	65
Vested former employees	3,660	2,913	63	418	249	17
Retirees and beneficiaries	4,043	2,210	248	726	804	55
Other plan participants	35	0	0	0	35	0

The actuarial assumptions are used to measure the year-end benefit obligations at October 31and the pension costs for the subsequent year were as follows:

						Other
For the year ended October 31, 2013	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Discount rate	4.30%	4.75%	3.40%	4.25%	3.25%	5.28%
Expected return on plan assets	5.70%	6.00%	N/A	6.50%	3.25%	5.82%
Rate of compensation increase	2.99%	3.00%	2.75%	3.50%	2.25%	2.35%
For the year ended October 31, 2012
Discount rate	3.92%	4.00%	3.50%	4.25%	3.25%	4.89%
Expected return on plan assets	6.46%	6.75%	N/A	6.75%	5.00%	6.55%
Rate of compensation increase	2.99%	3.00%	2.75%	3.50%	2.25%	2.29%
For the year ended October 31, 2011
Discount rate	4.94%	4.90%	5.25%	5.00%	5.00%	5.55%
Expected return on plan assets	7.20%	8.25%	N/A	7.50%	4.25%	6.60%
Rate of compensation increase	3.13%	3.00%	2.75%	4.00%	2.25%	2.70%

To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our defined benefit pension plans’ assets, we formulate views on the future economic environment, both in the U.S. and globally. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns, such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations.

Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.7% long-term expected return on those assets for cost recognition in 2013. For the defined benefit pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Benefit Obligations

The components of net periodic pension cost include the following (Dollars in millions):

						Other
For the year ended October 31, 2013	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$16.7	$11.5	$0.6	$2.9	$1.2	$0.5
Interest cost	27.6	15.9	1.2	6.5	3.3	0.7
Expected return on plan assets	(32.1)	(16.4)	—	(11.7)	(3.2)	(0.8)
Amortization of prior service cost	0.6	0.5	—	—	—	0.1
Recognized net actuarial loss	16.4	13.6	0.6	1.3	0.6	0.3

Net periodic pension cost	$29.2	$25.1	$2.4	$(1.0)	$1.9	$0.8

						Other
For the year ended October 31, 2012	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$13.4	$10.0	$0.4	$2.1	$0.5	$0.4
Interest cost	29.6	16.6	1.4	7.0	3.9	0.7
Expected return on plan assets	(33.9)	(17.6)	—	(11.8)	(3.6)	(0.9)
Amortization of prior service cost	1.5	1.5	—	—	—	—
Recognized net actuarial loss	11.4	9.9	0.1	0.6	0.4	0.4

Net periodic pension cost	$22.0	$20.4	$1.9	$(2.1)	$1.2	$0.6

						Other
For the year ended October 31, 2011	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$12.7	$9.0	$0.5	$2.1	$0.7	$0.4
Interest cost	29.6	16.6	1.4	7.1	3.9	0.6
Expected return on plan assets	(36.8)	(19.7)	—	(12.7)	(3.7)	(0.7)
Amortization of prior service cost	1.9	1.9	—	—	—	—
Recognized net actuarial loss	8.4	7.1	0.1	0.4	0.4	0.4

Net periodic pension cost	$15.8	$14.9	$2.0	$(3.1)	$1.3	$0.7

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation (Dollars in millions):

						Other
	Consolidated	USA	Germany	United Kingdom	Netherlands	International
For the year ended October 31, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$722.4	$404.7	$35.3	$161.9	$103.4	$17.1
Service cost	16.7	11.5	0.6	2.9	1.2	0.5
Interest cost	27.6	15.9	1.2	6.5	3.3	0.7
Plan participant contributions	0.3	—	—	—	0.3	—
Expenses paid from assets	(2.2)	(1.9)	—	—	—	(0.3)
Plan Amendments	0.4	0.4	—	—	—	—
Actuarial (gain) loss	(23.8)	(40.6)	0.9	9.7	7.7	(1.5)
Foreign currency effect	9.4	—	2.4	0.8	7.0	(0.8)
Benefits paid	(47.0)	(31.3)	(1.4)	(6.9)	(6.0)	(1.4)

Benefit obligation at end of year	$703.8	$358.7	$39.0	$174.9	$116.9	$14.3

For the year ended October 31, 2012
Change in benefit obligation:
Benefit obligation at beginning of year	$616.2	$345.5	$27.9	$142.1	$85.3	$15.4
Service cost	13.4	10.0	0.4	2.1	0.5	0.4
Interest cost	29.6	16.6	1.4	7.0	3.9	0.7
Plan participant contributions	0.3	—	—	0.1	0.2	—
Expenses paid from assets	(1.1)	(1.1)	—	—	—	—
Multi-plan combination	1.7	—	—	1.7	—	—
Actuarial loss	91.9	47.3	8.4	11.4	24.0	0.8
Foreign currency effect	(1.7)	—	(1.5)	3.9	(4.5)	0.4
Benefits paid	(27.9)	(13.6)	(1.3)	(6.4)	(6.0)	(0.6)

Benefit obligation at end of year	$722.4	$404.7	$35.3	$161.9	$103.4	$17.1

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years (Dollars in millions):

						Other
	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Actuarial value of benefit obligations
October 31, 2013
Projected benefit obligation	$703.8	$358.7	$39.0	$174.9	$116.9	$14.3
Accumulated benefit obligation	674.4	339.1	35.9	171.3	115.2	12.9
Plan assets	621.2	301.8	—	198.9	106.5	14.0
October 31, 2012
Projected benefit obligation	$722.4	$404.7	$35.3	$161.9	$103.4	$17.1
Accumulated benefit obligation	687.8	382.0	32.5	156.6	102.0	14.7
Plan assets	599.1	298.4	—	187.4	99.3	14.0
Plans with ABO in excess of Plan assets
October 31, 2013
Accumulated benefit obligation	$503.0	$339.1	$35.9	$—	$115.2	$12.8
Plan assets	419.2	301.8	—	—	106.5	10.9
October 31, 2012
Accumulated benefit obligation	$531.2	$382.0	$32.5	$—	$102.0	$14.7
Plan assets	408.3	298.4	—	—	99.3	10.6

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2014	$32.7
2015	$33.2
2016	$33.9
2017	$35.2
2018	$37.0
2019-2023	$205.0

Plan assets

The plans’ assets consist of domestic and foreign equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2013 and 2012.

The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act and/or other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio.

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2013	2013	2012	2012
Asset Category	Target	Actual	Target	Actual
Equity securities	23%	31%	34%	34%
Debt securities	49%	46%	45%	45%
Other	28%	23%	21%	21%

Total	100%	100%	100%	100%

The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 1.

						Other
	Consolidated	USA	Germany	United Kingdom	Netherlands	International
For the year ended October 31, 2013
Change in plan assets:
Fair value of plan assets at beginning of year	$599.1	$298.4	$—	$187.4	$99.3	$14.0
Actual return on plan assets	48.9	25.1	—	15.9	6.5	1.4
Expenses paid	(2.1)	(1.8)	—	—	—	(0.3)
Plan participant contributions	0.3	—	—	—	0.3	—
Multi-plan combination	—	—	—	—	—	—
Foreign currency impact	6.4	—	—	0.8	6.5	(0.9)
Employer contributions	14.4	11.4	—	1.7	—	1.3
Benefits paid	(45.8)	(31.3)	—	(6.9)	(6.1)	(1.5)

Fair value of plan assets at end of year	$621.2	$301.8	$—	$198.9	$106.5	$14.0

For the year ended October 31, 2012
Change in plan assets:
Fair value of plan assets at beginning of year	$540.3	$263.0	$—	$176.7	$87.9	$12.7
Actual return on plan assets	66.2	35.3	—	8.6	21.9	0.4
Expenses paid	(1.1)	(1.1)	—	—	—	—
Plan participant contributions	0.3	—	—	0.1	0.2	—
Multi-plan combination	1.7	—	—	1.7	—	—
Foreign currency effects	(0.2)	—	—	4.5	(4.7)	—
Employer contributions	18.0	14.3	—	2.2	—	1.5
Benefits paid	(26.1)	(13.1)	—	(6.4)	(6.0)	(0.6)

Fair value of plan assets at end of year	$599.1	$298.4	$—	$187.4	$99.3	$14.0

The following table presents the fair value measurements for the pension assets:

As of October 31, 2013 (Dollars in millions)

Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Equity securities	$146.3	$46.1	$—	$192.4
Fixed income	155.1	112.6	—	267.7
Debt securities	—	19.3	—	19.3
Insurance annuity	—	—	106.5	106.5
Other	2.9	32.4	—	35.3

Total	$304.3	$210.4	$106.5	$621.2

As of October 31, 2012 (Dollars in millions)

Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Equity securities	$7.7	$216.3	$—	$224.0
Fixed income	89.0	99.3	—	188.3
Debt securities	—	56.8	—	56.8
Insurance annuity	—	—	99.3	99.3
Other	15.1	15.6	—	30.7

Total	$111.8	$388.0	$99.3	$599.1

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3). There have been no transfers in or out of level 3:

	Non-U.S. Pension Plan
(Dollars in millions)	2013	2012
Balance at beginning of year	$99.3	$87.9
Actual return on plan assets held at reporting date:
Assets still held at reporting date	6.5	21.9
Plan participant contributions	0.3	0.2
Settlements	(6.1)	(6.0)
Currency impact	6.5	(4.7)

Balance at end of year	$106.5	$99.3

Financial statement presentation including other comprehensive income:

						Other
As of October 31, 2013	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Unrecognized net actuarial loss	$148.5	$77.8	$13.1	$30.4	$22.8	$4.4
Unrecognized prior service cost	0.8	0.8	—	—	—	—
Unrecognized initial net obligation	0.3	—	—	—	—	0.3

Accumulated other comprehensive loss	$149.6	$78.6	$13.1	$30.4	$22.8	$4.7

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$29.6	$—	$—	$26.6	$—	$3.0
Accrued benefit liability	(112.1)	(56.9)	(39.0)	(2.5)	(10.4)	(3.3)
Accumulated other comprehensive loss	149.6	78.6	13.1	30.4	22.8	4.7

Net amount recognized	$67.1	$21.7	$(25.9)	$54.5	$12.4	$4.4

						Other
As of October 31, 2012	Consolidated	USA	Germany	United Kingdom	Netherlands	International
Unrecognized net actuarial loss	$203.5	$140.9	$12.0	$26.0	$17.6	$7.0
Unrecognized prior service cost	0.9	0.9	—	—	—	—
Unrecognized initial net obligation	0.4	—	—	—	—	0.4

Accumulated other comprehensive loss	$204.8	$141.8	$12.0	$26.0	$17.6	$7.4

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$28.8	$—	$—	$25.6	$—	$3.2
Accrued benefit liability	(152.1)	(106.3)	(35.3)	—	(4.1)	(6.4)
Accumulated other comprehensive loss	204.8	141.8	12.0	26.0	17.6	7.4

Net amount recognized	$81.5	$35.5	$(23.3)	$51.6	$13.5	$4.2

	October 31, 2013	October 31, 2012
Accumulated other comprehensive loss at beginning of year	$204.8	$158.6
Increase or (decrease) in accumulated other comprehensive (income) or loss
Net transition obligation amortized during fiscal year	(0.1)	(0.1)
Net prior service costs amortized during fiscal year	(0.5)	(1.5)
Net loss amortzied during fiscal year	(16.4)	(11.3)
Prior service (cost) or credit recognized during fiscal year due to curtailment	—	(2.3)
Prior service costs occuring during fiscal year	0.4	—
Liability (gain) loss occuring during fiscal year	(23.9)	92.0
Asset (gain) occuring during fiscal year	(16.9)	(30.7)

Increase (decrease) in accumulated other comprehensive loss	$(57.4)	$46.1
Foreign currency impact	2.2	0.1

Accumulated other comprehensive (income) or loss at current fiscal year end	$149.6	$204.8

In 2014, the Company expects to record an amortization loss of $10.4 million of prior service costs from shareholders’ equity into pension costs.

Defined contribution plans

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $6.5 million in 2013, $3.9 million in 2012 and $3.6 million in 2011.

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

The following table presents the number of participants in the post-retirement health and life insurance benefit plans:

October 31, 2013	Consolidated	USA	South Africa
Active participants	26	12	14
Vested former employees	0	0	0
Retirees and beneficiaries	894	793	101
Other plan participants	0	0	0

October 31, 2012	Consolidated	USA	South Africa
Active participants	31	12	19
Vested former employees	0	0	0
Retirees and beneficiaries	916	812	104
Other plan participants	0	0	0

The discount rate actuarial assumptions at October 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

	Consolidated	United States	South Africa
For the year ended October 31, 2013	4.67%	3.95%	8.10%
For the year ended October 31, 2012	4.77%	4.00%	7.75%

The components of net periodic cost for the postretirement benefits include the following (Dollars in millions):

For the years ended October 31,	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	0.8	1.1	1.2
Amortization of prior service cost	(1.5)	(1.6)	(1.6)
Recognized net actuarial gain	—	—	(0.1)

Net periodic income	$(0.7)	$(0.5)	$(0.5)

The following table sets forth the plans’ change in benefit obligation (Dollars in millions):

	October 31, 2013	October 31, 2012
Benefit obligation at beginning of year	$19.3	$20.8
Service cost	—	—
Interest cost	0.8	1.0
Actuarial loss	0.4	0.2
Foreign currency effect	(0.5)	(0.3)
Plan amendments	—	—
Benefits paid	(1.5)	(2.4)

Benefit obligation at end of year	$18.5	$19.3

Financial statement presentation included other comprehensive income (Dollars in millions):

	October 31, 2013	October 31, 2012
Unrecognized net actuarial gain	$0.5	$0.9
Unrecognized prior service credit	9.0	10.7

Accumulated other comprehensive income	$9.5	$11.6

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $18.5 million and $0, respectively, as of October 31, 2013 compared to $19.3 million and $0, respectively, as of October 31, 2012.

The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	7.6%
Ultimate trend rate	5.2%
Year ultimate trend rate reached	2026

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$42	$(35)
Effect on postretirement benefit obligation	$523	$(446)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2014	$2.2
2015	$1.8
2016	$1.7
2017	$1.6
2018	$1.5
2019-2023	$6.4

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

Environmental Reserves

As of October 31, 2013 and 2012, environmental reserves of $26.8 million and $27.5 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of October 31, 2013 and 2012, environmental reserves of the Company included $13.8 million and $13.9 million, respectively, for its blending facility in Chicago, Illinois; $7.7 million and $7.4 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.3 million and $4.2 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $3.0 million and $2.0 million for various other facilities around the world.

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

NOTE 15 – EARNINGS PER SHARE

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

The following table provides EPS information for each period, respectively:

Numerator
Numerator for basic and diluted EPS—
Net income attributable to Greif	$147.3	$122.4	$174.7
Cash dividends	98.3	97.7	97.8

Undistributed net income attributable to Greif, Inc.	$49.0	$24.7	$76.9
Demonimator
Denominator for basic EPS—
Class A common stock	25.4	25.2	24.9
Class B common stock	22.1	22.1	22.3
Denominator for diluted EPS—
Class A common stock	25.4	25.2	25.0
Class B common stock	22.1	22.1	22.3
EPS Basic
Class A common stock	$2.52	$2.10	$3.00
Class B common stock	$3.77	$3.14	$4.48
EPS Diluted
Class A common stock	$2.52	$2.10	$2.99
Class B common stock	$3.77	$3.14	$4.48

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

Common Stock Repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2013, the Company repurchased no shares of Class A or Class B Common Stock. As of October 31, 2013, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. The total cost of the shares repurchased from November 1, 2010 through October 31, 2013 was $15.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,456,724	16,825,196
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2012:
Class A Common Stock	128,000,000	42,281,920	25,283,465	16,998,455
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2013	2012	2011
Class A Common Stock:
Basic shares	25,399,256	25,162,686	24,869,573
Assumed conversion of stock options	23,281	71,854	177,759

Diluted shares	25,422,537	25,234,540	25,047,332

Class B Common Stock:
Basic and diluted shares	22,119,966	22,120,391	22,349,844

No stock options were antidilutive for the years ended October 31, 2013, 2012, or 2011.

Dividends per Share

The Company pays quarterly dividends of varying amounts computed on the basis as described above. The annual dividends paid for the last two years are as follows:

2013 Dividends per Share – Class A $1.68; Class B $2.51

2012 Dividends per Share – Class A $1.68; Class B $2.51

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in five such affiliates. Equity earnings of unconsolidated affiliates, net of tax for 2013, 2012 and 2011 were $2.9 million, $1.3 million and $4.8 million, respectively. Dividends received from the Company’s equity method affiliates for the years ended October 31, 2013 and 2012 were $0.3 million and $0.1 million, respectively. The Company has made loans to an entity deemed a VIE and accounted for as an equity method investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of October 31, 2013 these loans had an outstanding balance of $14.3 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the years ended October 31, 2013, 2012 and 2011 was $1.7 million, $5.5 million and $2.9 million, respectively.

NOTE 17 – LEASES

The table below contains information related to the Company’s rent expense (Dollars in millions):

For the years ended October 31,	2013	2012	2011
Rent Expense	$54.7	$51.4	$45.4

Total Rent Expense	$54.7	$51.4	$45.4

The following table provides the Company’s minimum rent commitments under operating and capital leases in the next five years and the remaining years thereafter:

	Operating	Capital
Fiscal Year	Leases	Leases
2014	$42.7	$1.2
2015	36.6	0.8
2016	24.9	0.4
2017	15.0	0.2
2018	10.0	—
Thereafter	33.4	—

Total	$162.6	$2.6

NOTE 18 – BUSINESS SEGMENT INFORMATION

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 252,475 acres of timber properties in the southeastern United States, which are actively managed, and 10,300 acres of timber properties in Canada. Land Management’s operations focus on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

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

The following segment information is presented for each of the three years in the period ended October 31, 2013 (Dollars in millions):

	2013	2012	2011
Net sales:
Rigid Industrial Packaging & Service	$3,062.1	$3,075.6	$3,014.3
Flexible Products & Services	448.7	453.3	538.0
Paper Packaging	809.5	713.8	675.0
Land Management	33.1	26.8	20.9

Total net sales	$4,353.4	$4,269.5	$4,248.2

Operating profit (loss):
Rigid Industrial Packaging	196.0	185.0	219.4
Flexible Products & Services	(13.1)	(1.0)	16.9
Paper Packaging	123.8	83.5	74.9
Land Management	32.9	15.3	19.0

Total operating profit	$339.6	$282.8	$330.2

Assets:
Rigid Industrial Packaging & Services	$2,441.6	$2,481.2	$2,717.8
Flexible Products & Services	367.3	363.8	383.5
Paper Packaging	413.3	401.7	420.4
Land Management	280.7	280.5	280.1

Total segment	3,502.9	3,527.2	3,801.8
Corporate and other	379.3	326.2	385.1

Total assets	$3,882.2	$3,853.4	$4,186.9

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$106.7	$105.2	$93.1
Flexible Products & Services	15.2	14.7	16.6
Paper Packaging	30.3	31.6	31.6
Land Management	4.7	3.3	3.0

Total depreciation, depletion and amortization expense	$156.9	$154.8	$144.3

Capital Expenditures
Rigid Industrial Packaging & Services	$64.8	$86.7	$96.9
Flexible Products & Services	14.0	39.0	36.5
Paper Packaging	21.7	20.1	18.5
Land Management	13.0	6.9	6.7

Total segment	113.5	152.7	158.6
Corporate and other	31.9	17.0	7.2

Total capital expenditures	$145.4	$169.7	$165.8

The following geographic information is presented for each of the three years in the period ended October 31, 2013 (Dollars in millions):

	2013	2012	2011
Net Sales
North America	$2,079.1	$1,983.9	$1,932.8
Europe, Middle East, and Africa	1,610.6	1,634.9	1,645.6
Asia Pacific and Latin America	663.7	650.7	669.8

Total net sales	$4,353.4	$4,269.5	$4,248.2

The following table presents total assets by geographic region (Dollars in millions):

	2013	2012
Assets:
North America	$1,818.2	$1,717.2
Europe, Middle East, and Africa	1,517.4	1,555.0
Asia Pacific and Latin America	546.6	581.2

Total assets	$3,882.2	$3,853.4

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

As previously disclosed in its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, the Company identified errors related to several prior periods. The impact of the errors in the prior years was not material to the Company in any of those years; however, the aggregate amount of the prior period errors of $9.6 million would have been material to the Company’s current year consolidated statement of operations. Consequently, the Company has corrected these errors for all prior periods presented by restating the consolidated financial statements and other financial information included herein.

The quarterly results of operations for 2013 and 2012 are shown below (Dollars in millions, except per share amounts):

2013	January 31	April 30	July 31	October 31
Net sales	$1,008.6	$1,088.9	$1,129.7	$1,126.2
Gross profit	$186.7	$202.6	$217.3	$226.0
Net income(1)	$24.9	$42.3	$48.8	$33.0
Net income attributable to Greif, Inc.(1)	$23.6	$40.2	$46.7	$36.8
Earnings per share
Basic:
Class A Common Stock	$0.41	$0.69	$0.80	$0.63
Class B Common Stock	$0.60	$1.03	$1.20	$0.94
Diluted:
Class A Common Stock	$0.41	$0.69	$0.80	$0.63
Class B Common Stock	$0.60	$1.03	$1.20	$0.94
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,316,395	25,390,486	25,435,379	25,454,762
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Diluted:
Class A Common Stock	25,382,077	25,433,480	25,464,862	25,473,100
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Market price (Class A Common Stock):
High	$47.93	$54.28	$56.38	$58.27
Low	$39.80	$45.49	$47.35	$47.76
Close	$46.98	$48.17	$55.32	$53.49
Market price (Class B Common Stock):
High	$51.73	$57.44	$58.54	$60.00
Low	$43.45	$48.24	$51.01	$52.02
Close	$50.34	$51.79	$57.17	$56.85

(1)	We recorded the following significant transactions during the fourth quarter of 2013: (i) restructuring charges of $3.4 million, (ii) gain on sale of timberland of $17.5 million and (iii) non-cash asset impairment charges of $28.2 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2012	January 31	April 30	July 31	October 31
Net sales	$992.8	$1,098.2	$1,102.9	$1,075.6
Gross profit	$177.3	$205.5	$202.2	$194.6
Net income(1)	$21.8	$38.2	$39.0	$28.9
Net income attributable to Greif, Inc.(1)	$20.7	$38.4	$37.5	$25.8
Earnings per share
Basic:
Class A Common Stock	$0.36	$0.66	$0.64	$0.44
Class B Common Stock	$0.53	$0.99	$0.96	$0.66
Diluted:
Class A Common Stock	$0.36	$0.66	$0.64	$0.44
Class B Common Stock	$0.53	$0.99	$0.96	$0.66
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,052,868	25,149,691	25,177,924	25,270,259
Class B Common Stock	22,120,966	22,120,666	22,119,966	22,119,966
Diluted:
Class A Common Stock	25,193,827	25,288,352	25,271,088	25,351,713
Class B Common Stock	22,120,966	22,120,666	22,119,966	22,119,966
Market price (Class A Common Stock):
High	$49.99	$56.88	$54.90	$47.38
Low	$41.74	$48.02	$38.78	$39.98
Close	$48.45	$53.64	$43.26	$41.96
Market price (Class B Common Stock):
High	$50.39	$57.61	$55.74	$52.70
Low	$42.43	$49.50	$42.15	$45.20
Close	$49.50	$54.89	$50.00	$45.30

(1)	We recorded the following significant transactions during the fourth quarter of 2012: (i) restructuring charges of $10.5 million and (ii) acquisition-related charges of $3.2 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of December 16, 2013, there were 438 stockholders of record of the Class A Common Stock and 108 stockholders of record of the Class B Common Stock.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiary companies at October 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greif, Inc. and subsidiary companies’ internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 23, 2013 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

December 23, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2012 Form 10-K (the “preceding Form 10-K”), management had then concluded that there was a material weakness in internal controls over financial reporting related to the financial statement close process and oversight in the Rigid Industrial Packaging & Services business unit in Brazil. In response, management has changed and added personnel in the Brazil business unit and in its corporate accounting function and has strengthened internal controls to provide more rigorous reconciliation and analytical review procedures. Management has concluded that, as of October 31, 2013, the above identified material weakness has been fully remediated.

As previously disclosed in the preceding Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been and are being implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of October 31, 2013, there was a material weakness over financial reporting related to accounting for non-routine or complex transactions.

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, management had then concluded there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions. These errors were not material to any individual prior period, but the correction of these errors would have been material to the current period consolidated statements of operations, consolidated balance sheets and consolidated statements of cash flows. Actions were implemented to remediate the above identified material weakness, including the improvement of the technical competency of the staff through continuing education and revised accounting policies, improvement of the processes for accruing withholding tax expense, alignment of withholding tax accrual with the related interest income accrual, simplification of the Company’s subsidiary loan portfolio through enhanced design and maintenance, enhancements to the periodic tax reporting packages, and strengthening of the underlying process and analysis (Treasury, Accounting and Tax) that supports subsidiary financing decisions and procedures. These actions are in the process of being tested; however, as of October 31, 2013, the controls and processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of October 31, 2013, there was a material weakness over financial reporting related to accounting for withholding taxes on subsidiary financing transactions.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal accounting officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Management has concluded that, because of a material weakness over financial reporting related to accounting for non-routine or complex transactions and a material weakness in internal controls over financial reporting related accounting for withholding taxes on subsidiary financing transactions, our disclosure controls and procedures were not effective.

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

The following report is provided by our management on our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

2.	Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	As previously disclosed in Item 9A of the 2012 Form 10-K, management had concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions.

4.	As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, management had concluded that there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions.

5.	Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2013, and has concluded that, because of a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions and a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions, our disclosure controls and procedures were not effective.

Our internal control over financial reporting as of October 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited Greif, Inc. and subsidiary companies’ internal control over financial reporting as of October 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Greif, Inc. and subsidiary companies’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal controls over financial reporting relating to accounting for non-routine or complex transactions and the identification and recording of withholding taxes on subsidiary financing transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Greif, Inc. and subsidiary companies as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2013. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the October 31, 2013 financial statements, and this report does not affect our report dated December 23, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Greif, Inc. and subsidiary companies has not maintained effective internal control over financial reporting as of October 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP

Columbus, Ohio

December 23, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2014 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2014 Proxy Statement, which information is incorporated herein by reference.

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

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2014 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2013 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2014 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2014 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2014 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2014 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Auditor Fee Information” in the 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

3.5	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective November 1, 2011).	Current Report on Form 8-K dated November 2, 2011, File No. 001-00566 (see Exhibit 99.2 therein)

3.6	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective September 3, 2013).	Current Report on Form 8-K dated September 6, 2013, File No. 001-00566 (see Exhibit 99.3 therein)

4.1	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6-3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4.2	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7-3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

4.3	Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10.1*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10.2*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10.3*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.4*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10.5*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.6*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.7*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.8*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.9*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.10*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Contained herein.

10.11*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.12*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.13*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10.14*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.15*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.16*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.17*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10.18*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated June 10, 2011, with Robert M. McNutt	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.19	Amended and Restated Credit Agreement dated October 29, 2010 among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as borrowers, with a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, Banc of America Securities LLC, J.P. Morgan Securities LLC, KeyBank National Association, Citizens Bank of Pennsylvania and Deutsche Bank Securities Inc., as joint lead arrangers and joint book managers, JPMorgan Chase Bank, N.A., as syndication agent, and KeyBank National Association, Citizens Bank of Pennsylvania, Deutsche Bank Securities Inc. and U.S. Bank National Association, as co-documentation agents, and Wells Fargo Bank, National Association and Fifth Third Bank, as managing agents.	Current Report on Form 8-K dated November 4, 2010, File No. 001-00566 (see Exhibit 99.2 therein).

10.20	First Amendment dated as of June 22, 2011, to the Amended and Restated Credit Agreement dated as of October 29, 2010, among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as Borrowers, a syndicate of financial institutions, as Lenders, and Bank Of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.2 therein).

10.21	Amended and Restated Receivables Purchase Agreement dated as of April 30, 2007, among Greif Coordination Center BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Seller, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.1 therein).

10.22	Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.2 therein).

10.23	Amendment dated as of June 29, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.3 therein).

10.24	Amendment dated as of October 27, 2006, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.4 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.25	Amendment dated as of April 30, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 10.5 therein).

10.26	Amendment dated as of November 15, 2007, to the Receivables Purchase Agreement dated as of October 28, 2005, among Greif Italia S.p.A. (an indirect wholly owned subsidiary of Greif, Inc.), as Seller and Servicer, Greif Belgium BVBA (an indirect wholly owned subsidiary of Greif, Inc.), as Master Servicer, and ING Belgium S.A., as Purchaser and Transaction Administrator.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(y) therein).

10.27	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(bb) therein).

10.28	First Amendment dated as of September 11, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10.29	Second Amendment dated as of December 7, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Annual Report on Form 10-K for fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 10(dd) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.30	Third Amendment dated as of May 10, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008 by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 99.1 therein).

10.31	Fourth Amendment dated as of June 22, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.1 therein).

10.32	Fifth Amendment dated as of September 30, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(cc) therein).

10.33	Sixth Amendment, dated as of September 19, 2011, to the Transfer and Administration Agreement, dated as of December 8, 2008, by and among Greif Packaging LLC, Greif Receivables Funding LLC and Bank of America National Association, as Managing Agent, Administrator, Committed Investor and Agent.	Current Report on Form 8-K dated September 23, 2011, File No. 001-00566 (see Exhibit 10.1 therein).

10.34	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.35	Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.36	Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ff) therein).

10.37	First Amendment dated as of September 30, 2010, to the Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(gg) therein).

10.38	Master Definitions Agreement dated as of April 27, 2012, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation, Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Coordination Center BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V. (Master Definitions Agreement provides definitions for agreements listed as Exhibits 10.2, 10.3 and 10.4).	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.1 therein).

10.39	Performance and Indemnity Agreement dated as of April 27, 2012, by and among Greif, Inc., as Performance Indemnity Provider, Cooperage Receivables Finance B.V., as Main SPV, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.2 therein).

10.40	Nieuw Amsterdam Receivables Purchase Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Nieuw Amsterdam Receivables Corporation, as Conduit Purchaser, Greif Coordination Center BVBA, as Master Servicer, Onward Seller and Originator Agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.3 therein).

10.41	Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.4 therein).

10.42	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.43	General Waiver and Release dated as of July 1, 2013, between Robert McNutt and Greif Packaging LLC.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.44	Amended and Restated Transfer and Administration Agreement dated as of September 30, 2013, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., Olympic Oil Ltd., Trilla-St. Louis Corporation, and PNC Bank, National Association, as a Committed Investor, a Managing Agent, an Administrator, and the Agent.	Contained herein.

10.45	Amended and Restated Sale Agreement dated as of September 30, 2013, by and between Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., Olympic Oil Ltd., Trilla-St. Louis Corporation, each other entity from time to time party as an Originator, and Greif Receivables Funding LLC.	Contained herein.

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

21	Subsidiaries of the Registrant.	Contained herein.

23	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See exhibit 24(a) therein).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2012, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements. (1)	Contained herein.

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date:	December 23, 2013	By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ DAVID B. FISCHER	/s/ KENNETH B. ANDRÉ, III
David B. Fischer President and Chief Executive Officer Member of the Board of Directors (principal executive officer)	Kenneth B. André, III Vice President and Corporate Controller (principal accounting officer)

VICKI L. AVRIL *	MICHAEL J. GASSER*
Vicki L. Avril Member of the Board of Directors	Michael J. Gasser Chairman Member of the Board of Directors

JOHN W. MCNAMARA *	JOHN F. FINN*
John W. McNamara Member of the Board of Directors	John F. Finn Member of the Board of Directors

DANIEL J. GUNSETT *	BRUCE A. EDWARDS *
Daniel J. Gunsett Member of the Board of Directors	Bruce A. Edwards Member of the Board of Directors

PATRICK J. NORTON *	JUDITH D. HOOK *
Patrick J. Norton Member of the Board of Directors	Judith D. Hook Member of the Board of Directors

MARK A. EMKES *
Mark A. Emkes Member of the Board of Directors

*	The undersigned, David B. Fischer, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Each of the above signatures is affixed as of December 23, 2013.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2011:
Allowance for doubtful accounts	$13.3	$1.0	$(0.5)	$—	$13.8
Environmental reserves	$26.2	$4.5	$(1.3)	$(0.1)	$29.3
Year ended October 31, 2012:
Allowance for doubtful accounts	$13.8	$3.6	$(0.3)	$—	$17.1
Environmental reserves	$29.3	$1.3	$(2.4)	$(0.7)	$27.5
Year ended October 31, 2013:
Allowance for doubtful accounts	$17.1	$3.8	$(7.4)	$—	$13.5
Environmental reserves	$27.5	$2.6	$(3.9)	$0.6	$26.8