Form 10-Q
period 2014-01-31
GREIF INC
filed 2014-03-03
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Large accelerated filer	☒	Accelerated	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 26, 2014:

Class A Common Stock	25,539,457 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended
	January 31,
	2014	2013
Net sales	$1,034.4	$1,008.6
Cost of products sold	847.8	821.9

Gross profit	186.6	186.7
Selling, general and administrative expenses	121.5	122.6
Restructuring charges	2.6	1.3
Timberland gains	(8.7)	—
(Gain) on disposal of properties, plants and equipment, net	(0.8)	(1.2)

Operating profit	72.0	64.0
Interest expense, net	20.4	21.6
Debt extinguishment charges	—	1.3
Other expense, net	4.6	3.1

Income before income tax expense and equity earnings of unconsolidated affiliates, net	47.0	38.0
Income tax expense	16.5	13.2
Equity earnings of unconsolidated affiliates, net of tax	0.1	0.1

Net income	30.6	24.9
Net income attributable to noncontrolling interests	(1.1)	(1.3)

Net income attributable to Greif, Inc.	$29.5	$23.6

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.51	$0.41
Class B Common Stock	$0.75	$0.60
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.51	$0.41
Class B Common Stock	$0.75	$0.60

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended
	January 31,
	2014	2013
Net income	$30.6	$24.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(33.1)	15.9
Reclassification of cash flow hedges to earnings, net of tax	0.2	0.1
Unrealized gain (loss) on cash flow hedges, net of tax	(0.1)	0.1
Minimum pension liabilities, net of tax	(0.3)	(0.4)

Other comprehensive income (loss), net of tax	(33.3)	15.7

Comprehensive income (loss)	(2.7)	40.6
Comprehensive income attributable to noncontrolling interests	0.5	5.6

Comprehensive income (loss) attributable to Greif, Inc.	$(3.2)	$35.0

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

	January 31, 2014	October 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$82.0	$78.1
Trade accounts receivable, less allowance of $12.9 in 2014 and $13.5 in 2013	465.5	481.9
Inventories	398.1	375.3
Deferred tax assets	21.3	22.2
Net assets held for sale	0.2	1.5
Current portion related party notes and advances receivable	3.0	2.8
Prepaid expenses and other current assets	144.4	132.2

	1,114.5	1,094.0

Long-term assets
Goodwill	1,028.9	1,003.5
Other intangible assets, net of amortization	187.5	180.8
Deferred tax assets	29.9	28.0
Related party notes receivable	12.1	12.6
Assets held by special purpose entities	50.9	50.9
Other long-term assets	118.7	114.1

	1,428.0	1,389.9

Properties, plants and equipment
Timber properties, net of depletion	219.5	215.2
Land	144.5	141.5
Buildings	490.4	496.7
Machinery and equipment	1,511.0	1,523.7
Capital projects in progress	139.9	128.7

	2,505.3	2,505.8
Accumulated depreciation	(1,115.5)	(1,107.5)

	1,389.8	1,398.3

Total assets	$3,932.3	$3,882.2

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

	January 31, 2014	October 31, 2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$365.8	$431.3
Accrued payroll and employee benefits	75.8	103.0
Restructuring reserves	4.0	3.0
Current portion of long-term debt	12.5	10.0
Short-term borrowings	94.3	64.1
Deferred tax liabilities	7.9	11.5
Other current liabilities	170.5	178.8

	730.8	801.7

Long-term liabilities
Long-term debt	1,345.8	1,207.2
Deferred tax liabilities	251.0	238.1
Pension liabilities	82.4	82.5
Postretirement benefit obligations	17.6	18.5
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	86.8	92.9

	1,826.9	1,682.5

Shareholders’ equity
Common stock, without par value	132.3	129.4
Treasury stock, at cost	(130.9)	(131.0)
Retained earnings	1,448.9	1,443.8
Accumulated other comprehensive loss:
- foreign currency translation	(95.8)	(63.3)
- interest rate and other cash flow hedges	(0.5)	(0.6)
- minimum pension liabilities	(95.4)	(95.1)

Total Greif, Inc. shareholders’ equity	1,258.6	1,283.2

Noncontrolling interests	116.0	114.8

Total shareholders’ equity	1,374.6	1,398.0

Total liabilities and shareholders’ equity	$3,932.3	$3,882.2

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the three months ended January 31,	2014	2013
Cash flows from operating activities:
Net income	$30.6	$24.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	39.1	39.5
Asset impairments	0.2	0.1
Unrealized foreign exchange (gain) loss	(2.2)	4.7
Deferred income taxes	1.9	0.3
Gain on disposals of properties, plants and equipment, net	(9.5)	(1.2)
Equity earnings of affiliates	(0.1)	(0.1)
Other, net	(0.4)	1.0
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(3.3)	13.5
Inventories	(39.3)	(10.3)
Deferred purchase price on sold receivables	(9.7)	(32.6)
Accounts payable	(50.7)	(78.9)
Restructuring reserves	1.1	(1.3)
Pension and postretirement benefit liabilities	(0.6)	3.5
Other, net	(19.9)	(31.9)

Net cash used in operating activities	(62.8)	(68.8)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(52.3)	—
Purchases of properties, plants and equipment	(34.5)	(28.5)
Purchases of timber properties	(8.0)	—
Proceeds from the sale of properties, plants, equipment and other assets	14.8	1.0
Payments on notes receivable with related party, net	0.4	0.1

Net cash used in investing activities	(79.6)	(27.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	395.4	464.9
Payments on long-term debt	(263.3)	(350.8)
Proceeds from short-term borrowings, net	31.9	5.6
Proceeds from trade accounts receivable credit facility, net	11.0	3.2
Dividends paid	(24.4)	(24.4)
Exercise of stock options	0.1	—
Fees paid for amended credit agreement	—	(3.4)

Net cash provided by financing activities	150.7	95.1

Effects of exchange rates on cash	(4.4)	1.0

Net increase (decrease) in cash and cash equivalents	3.9	(0.1)
Cash and cash equivalents at beginning of period	78.1	91.5

Cash and cash equivalents at end of period	$82.0	$91.4

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2014

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of January 31, 2014 and October 31, 2013, the consolidated statements of income and comprehensive income for the three months ended January 31, 2014 and 2013 and the consolidated statements of cash flows for the three month periods ended January 31, 2014 and 2013 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence.

The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2013 (the “2013 Form 10-K”). Note 1 of the “Notes to Consolidated Financial Statements” from the 2013 Form 10-K is specifically incorporated in this Form 10-Q by reference. In the opinion of management, all adjustments necessary for fair presentation of the consolidated financial statements have been included and are of a normal and recurring nature.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2014 or 2013, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The Company presents various fair value disclosures in Notes 3 and 10 to these Consolidated Financial Statements.

Newly Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” Subsequently, in January 2013, the FASB issued updated guidance in ASU 2013-01 “Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The balance sheet offsetting disclosures were limited in scope to derivatives, repurchase agreements, and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. The Company adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The Company adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance did not impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

As of January 31, 2014, the FASB has issued ASU’s through 2014-05. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity.” The objective of this update is to resolve the diversity in practice about whether Accounting Standards Codification (“ASC”) 810-10 or ASC 830-30 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas rights) within a foreign entity. The Company is expected to adopt the new guidance beginning November 1, 2014, and the impact of the adoption of the new guidance will be evaluated when an acquisition or divestiture occurs with respect to the Company’s financial position, results of operations, comprehensive income, cash flows and disclosures.

In July 2013, the FASB issued ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update seek to attain that objective by requiring an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. The Company is expected to adopt the new guidance beginning on November 1, 2014 and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

The following table summarizes the Company’s acquisition activity in 2014 and 2013 (Dollars in millions):

Segment	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2014 Acquisitions	2	$52.3	2.5	13.8	34.2
Total 2013 Acquisitions	—	$—	—	—	—

Note:	Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

The Company completed two acquisitions and no material divestitures for the three months ended January 31, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging segment in November. The rigid industrial packaging acquisition is expected to complement the Company’s existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists.

The Company completed no acquisitions and no material divestitures for the three months ended January 31, 2013.

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

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination,” the Company has considered the effect of the 2014 acquisitions in the consolidated statements of income for each period presented. The revenue and operating profit of the 2014 acquisitions included in the Company’s consolidated statements of income totaled $6.0 million and $0.9 million for the three months ended January 31, 2014. All of the 2014 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information. Pro forma results of operations for the periods ending January 31, 2014 and 2013, respectively, were not materially different from reported results and, consequently, are not presented.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($198.2 million as of January 31, 2014). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under a previous trade receivables facility, which was then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.8 million as of January 31, 2014).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.5 million as of January 31, 2014).

These transactions are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from the various Greif, Inc. subsidiaries to the respective banks and affiliates. Under the European RPA, the Singapore RPA and the Malaysian Agreement, the banks and affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables; although under the European RPA, the Seller provides a subordinated loan to the Main SPV, which is used to fund the remaining purchase price owed to the Selling Subsidiaries. The repayment of the subordinated loan to the Seller is paid from the collections of the receivables. As of the balance sheet reporting dates, the Company removes from accounts receivable the amount of cash proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing”, and continues to recognize the deferred purchase price within other current assets on the Company’s consolidated balance sheet as of the time the receivables are initially sold; accordingly the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale in the consolidated statements of income within other expense, net. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

The tables below contain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended January 31,
	2014	2013
European RPA
Gross accounts receivable sold to third party financial institution	$243.5	$242.2
Cash received for accounts receivable sold under the programs	215.4	214.7
Deferred purchase price related to accounts receivable sold	28.1	27.5
Loss associated with the programs	0.7	0.7
Expenses associated with the programs	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$15.0	$17.2
Cash received for accounts receivable sold under the program	15.0	17.2
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	0.1	0.1
Malaysian Agreement
Gross accounts receivable sold to third party financial institution	$0.8	$5.3
Cash received for accounts receivable sold under the program	0.8	5.3
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	—	—
Total RPAs and Agreement
Gross accounts receivable sold to third party financial institution	$259.3	$264.7
Cash received for accounts receivable sold under the program	231.2	237.2
Deferred purchase price related to accounts receivable sold	28.1	27.5
Loss associated with the program	0.7	0.7
Expenses associated with the program	0.1	0.1

	January 31,	October 31,
	2014	2013
European RPA
Accounts receivable sold to and held by third party financial institution	$160.1	$179.0
Uncollected deferred purchase price related to accounts receivable sold	21.2	11.5
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$5.7	$4.4
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreement
Accounts receivable sold to and held by third party financial institution	$0.3	$4.5
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreement
Accounts receivable sold to and held by third party financial institution	$166.1	$187.9
Uncollected deferred purchase price related to accounts receivable sold	$21.2	$11.5

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

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the Singapore RPA and the Malaysian Agreement. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	January 31, 2014	October 31, 2013
Finished Goods	$100.4	$98.5
Raw materials	263.8	240.4
Work-in-process	33.9	36.4

	$398.1	$375.3

NOTE 5 — NET ASSETS HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET

As of January 31, 2014, there was one asset group in the Flexible Products & Services segment with assets held for sale. As of October 31, 2013, there were two asset groups in the Flexible Products & Services segment with assets held for sale. During the three months ended January 31, 2014, one of those asset groups classified as held for sale was disposed. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended January 31, 2014, the Company recorded a gain on disposal of property, plant and equipment, net of $0.8 million. There were sales of higher and better use (“HBU”) and surplus properties (for a description of Land Management segment property classifications, see Note 18) which resulted in gains of $1.4 million in the Land Management segment, a disposal of property in the Paper Packaging segment that resulted in a gain of $0.8 million, a disposal of an equity method investment in the Rigid Industrial Packaging & Services segment that resulted in a loss of $1.7 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.3 million. None of these were previously classified as held for sale.

For the three months ended January 31, 2014, the Company recorded a gain of $8.7 million relating to the sale of timberland. For the three months ended January 31, 2013, there were no sales of timberland.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2014 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2013	$867.3	$76.3	$59.9	$—	$1,003.5
Goodwill acquired	34.2	—	—	—	34.2
Goodwill adjustments	—	—	—	—	—
Currency translation	(8.2)	(0.6)	—	—	(8.8)

Balance at January 31, 2014	$893.3	$75.7	$59.9	$—	$1,028.9

Goodwill increased by $25.4 million for the three month period ended January 31, 2014. The increase in goodwill was attributable to $34.2 million related to an acquisition in the Rigid Industrial Packaging & Services segment partially offset by $8.8 million related to currency fluctuations.

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

The Company concluded that no impairment or impairment indicators exist as of January 31, 2014.

The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2014 and October 31, 2013 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2013:
Trademark and patents	$31.1	$4.3	$26.8
Non-compete agreements	14.6	12.6	2.0
Customer relationships	205.6	69.4	136.2
Other	23.5	7.7	15.8

Total	$274.8	$94.0	$180.8

January 31, 2014:
Trademark and patents	$31.8	$4.5	$27.3
Non-compete agreements	14.6	12.8	1.8
Customer relationships	216.0	72.7	143.3
Other	23.3	8.2	15.1

Total	$285.7	$98.2	$187.5

Gross intangible assets increased by $10.9 million for the three month period ended January 31, 2014. The increase in gross intangible assets was attributable to $13.8 million in preliminary purchase price allocations related to the two acquisitions completed in 2014, offset by a $3.3 million decrease related to currency fluctuations and a $0.4 million increase related to other adjustments. Amortization expense for the three months ended January 31, 2014 and 2013 was $5.2 million and $5.0 million, respectively. Amortization expense for the next five years is expected to be $20.9 million in 2014, $20.2 million in 2015, $19.6 million in 2016, $18.8 million in 2017 and $18.3 million in 2018.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting, except for $22.4 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop, Box Board and Fustiplast, all of which have indefinite lives.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2014 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2013	$1.8	$1.2	$—	$3.0
Costs incurred and charged to expense	2.4	—	0.2	2.6
Costs paid or otherwise settled	(1.3)	(0.1)	(0.2)	(1.6)

Balance at January 31, 2014	$2.9	$1.1	$—	$4.0

The focus for restructuring activities in 2014 continues to be on the rationalization of operations and addressing underperforming assets in Rigid Industrial Packaging & Services. During the three months ended January 31, 2014, the Company recorded restructuring charges of $2.6 million, which compares to $1.3 million of restructuring charges during the three months ended January 31, 2013. The restructuring activity for the three months ended January 31, 2014 consisted of $2.4 million in employee separation costs and $0.2 million in asset impairments.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred were $9.7 million and $6.6 million as of January 31, 2014 and October 31, 2013, respectively. The increase was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the three month period ended January 31, 2014	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$5.8	$2.3	$3.5
Asset impairments	0.2	0.2	—
Other restructuring costs	4.5	—	4.5

	10.5	2.5	8.0
Flexible Products & Services
Employee separation costs	0.3	0.1	0.2
Asset impairments	—	—	—
Other restructuring costs	1.5	—	1.5

	1.8	0.1	1.7

	$12.3	$2.6	$9.7

NOTE 8 — VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

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

The Buyer SPE is deemed to be a VIE since assets of the Buyer SPE are not able to satisfy the liabilities of the Buyer SPE. The Buyer SPE is a separate and distinct legal entity from the Company and no ownership interest in the Buyer SPE is held by the Company, but the Company is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, Buyer SPE has been consolidated into the operations of the Company.

As of January 31, 2014 and October 31, 2013, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments. For both of the three month periods ended January 31, 2014 and 2013, the Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2014 and October 31, 2013, STA Timber had long-term debt of $43.3 million. For both of the three month periods ended January 31, 2014 and 2013, STA Timber recorded interest expense of $0.6 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner originally committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$155.5	$44.9	$163.6	$364.0
Total liabilities	209.8	1.2	57.3	268.3

Net assets	$(54.3)	$43.7	$106.3	$95.7

January 31, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$137.9	$55.8	$168.0	$361.7
Total liabilities	217.8	2.3	56.8	276.9

Net assets	$(79.9)	$53.5	$111.2	$84.8

As of January 31, 2014 and October 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub. These advances are recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2014 and October 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.6 million and $12.7 million, respectively, recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2014 and 2013 were $1.4 million and $0.7 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2014	October 31, 2013
Amended Credit Agreement	$357.6	$222.9
Senior Notes due 2017	301.6	301.8
Senior Notes due 2019	244.5	244.4
Senior Notes due 2021	270.8	272.9
Amended Receivables Facility	151.0	140.0
Other long-term debt	32.8	35.2

	1,358.3	1,217.2
Less current portion	(12.5)	(10.0)

Long-term debt	$1,345.8	$1,207.2

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $614.0 million as of January 31, 2014, which has been reduced by $15.9 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of January 31, 2014, the Company was in compliance with these covenants.

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

During the three months ended January 31, 2014, the Company recorded no debt extinguishment charges. During the three months ended January 31, 2013, the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement (as defined below). Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

The Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest under the Amended Credit Agreement is based on a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. As of January 31, 2014, $357.6 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $12.5 million and the long-term portion was $345.1 million. The weighted average interest rate on the Amended Credit Agreement was 1.76% for the three months ended January 31, 2014. The actual interest rate on the Amended Credit Agreement was 1.52% as of January 31, 2014.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2014, the Company was in compliance with these covenants.

Senior Notes due 2019

On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the Company’s revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2014, the Company was in compliance with these covenants.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary Greif Nevada Holdings, Inc., S.C.S. (formerly Greif Luxembourg Finance S.C.A), issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, and the remaining proceeds are available for general corporate purposes, including the financing of acquisitions.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of January 31, 2014, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, the Company amended and restated its existing receivables financing facility to establish a $170 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, the Company can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that the Company maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2014, the Company was in compliance with this covenants.

Until September 30, 2013, the Company had a U.S. trade accounts receivable credit facility with a financial institution (the “Prior Receivables Facility”). The Prior Receivables Facility was amended on September 19, 2011, which decreased the amount available to the borrowers from $135.0 million to $130.0 million and extended the termination date of the commitment to September 19, 2014. The Prior Receivables Facility was secured by certain of the Company’s trade accounts receivable in the United States and bore interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. In addition, the Prior Receivables Facility was terminable at any time upon five days prior written notice. A significant portion of the initial proceeds from the Prior Receivables Facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were and will be used to pay certain fees, costs and expenses incurred in connection with the Prior Receivables Facility and for working capital and general corporate purposes. The agreement for the Prior Receivables Facility contained financial covenants that required the Company to maintain the same leverage ratio and fixed charge ratio as set forth in the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. On September 30, 2013, the Prior Receivables Facility was terminated and replaced with the Amended Receivables Facility.

Greif Receivables Funding LLC (“GRF”), an indirect subsidiary of the Company, has participated in the purchase and transfer of receivables in connection with these credit facilities and is included in the Company’s consolidated financial statements. However, because GRF is a separate and distinct legal entity from the Company and its other subsidiaries, the assets of GRF are not available to satisfy the liabilities and obligations of the Company and its other subsidiaries. This entity purchases and services the Company’s trade accounts receivable that were subject to the Prior Receivables Facility and that are subject to the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of January 31, 2014, the Company had outstanding other debt of $127.1 million, comprised of $32.8 million in long-term debt and $94.3 million in short-term borrowings, compared to other debt outstanding of $99.3 million, comprised of $35.2 million in long-term debt and $64.1 million in short-term borrowings, as of October 31, 2013.

As of January 31, 2014, the current portion of the Company’s long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $7.5 million in 2014, $52.8 million in 2015, $171.0 million in 2016, $321.6 million in 2017, $290.1 million in 2018 and $515.3 million thereafter.

As of January 31, 2014 and October 31, 2013, the Company had deferred financing fees and debt issuance costs of $12.6 million and $13.4 million, respectively, which are included in other long-term assets.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives from time to time to mitigate partially the effect of exposure to interest rate movements, exposure to currency fluctuations and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging”, all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2014 (Dollars in millions):

	October 31, 2013
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.9)	$—	$(0.9)	Other long-term liabilities
Foreign exchange hedges	—	0.3	—	0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(1.0)	—	(1.0)	Other current liabilities

Total*	$—	$(1.6)	$—	$(1.6)

	January 31, 2014
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.7)	$—	$(0.7)	Other long-term liabilities
Foreign exchange hedges	—	0.7	—	0.7	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.9)	—	(0.9)	Other current liabilities

Total*	$—	$(0.9)	$—	$(0.9)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2014 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company has interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Amended Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

The Company has two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.17% as of January 31, 2014 and 0.17% as of October 31, 2013) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.2 million and $0.2 million for the three months ended January 31, 2014 and 2013, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The fair value of these contracts was $0.5 million and $0.6 million recorded in accumulated other comprehensive income as of January 31, 2014 and October 31, 2013, respectively.

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

As of January 31, 2014, the Company had outstanding foreign currency forward contracts in the notional amount of $129.5 million ($137.6 million as of October 31, 2013). At January 31, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were $2.1 million and ($1.7) million for the three months ended January 31, 2014 and 2013.

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

From time to time, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices. Under these hedge agreements, the Company agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of January 31, 2014 or October 31, 2013.

Other financial instruments

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

The following table presents the estimated fair value compared to the carrying amount for the Company’s Senior Notes (Dollars in millions):

	January 31, 2014	October 31, 2013
Senior Notes due 2017
Estimated fair value	$332.4	$334.5
Carrying amount	301.6	301.8
Senior Notes due 2019
Estimated fair value	282.6	289.9
Carrying amount	244.5	244.4
Senior Notes due 2021
Estimated fair value	321.9	317.9
Carrying amount	270.8	272.4

Non Recurring Fair Value Measurements

Long-Lived Assets

The Company may close manufacturing facilities during the next few years as part of restructuring plans to rationalize costs and realize benefits of synergies. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs, which include bids received from third parties, recent purchase offers, market comparables and future cash flows. The Company recorded restructuring-related expenses for the three month period ended January 31, 2014 and 2013 of $0.2 million and $0.1 million, respectively.

During the three month period ended January 31, 2014 and 2013, the Company recognized no impairment charges.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the three month period ended January 31, 2014, the Company has not recorded additional impairment related to assets which were previously classified as net assets held for sale. As of October 31, 2013 the Company recorded $4.6 million of impairment related to assets which were previously classified as net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of January 31, 2014 or October 31, 2013.

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

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of income over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2014 or 2013. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

NOTE 12 — INCOME TAXES

Income tax expense was $16.5 million for the first quarter of 2014 compared with $13.2 million for the first quarter of 2013. The increase was due to higher income. The company’s effective tax rate was 35.1 percent for the first quarter of 2014 versus 34.7 percent for the first quarter of 2013. The higher 2014 effective tax rate reflects the impact of a shift in global earnings mix to countries with higher tax rates.

The Company has estimated the reasonably possible net change in its unrecognized tax benefits through January 31, 2015 under ASC 740, “Income Taxes”. The Company’s estimate is based on expected settlements, payments of uncertain tax positions and lapses of applicable statutes of limitations. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $22 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended
	January 31,
	2014	2013
Service cost	$3.9	$4.2
Interest cost	7.4	6.9
Expected return on plan assets	(8.5)	(8.1)
Amortization of prior service cost, initial net asset and net actuarial gain	2.7	4.2

Net periodic pension costs	$5.5	$7.2

The Company made $3.3 million in pension contributions in the three months ended January 31, 2014. The Company estimates $13.2 million of pension contributions for the twelve months ended October 31, 2014.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended
	January 31,
	2014	2013
Service cost	$—	$—
Interest cost	0.2	0.2
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)

Net periodic benefit for postretirement benefits	$(0.2)	$(0.2)

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

Environmental Reserves

As of January 31, 2014 and October 31, 2013, environmental reserves of $26.5 million and $26.8 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2014 and October 31, 2013, environmental reserves of the Company included $13.8 million and $13.8 million, respectively, for its blending facility in Chicago, Illinois, $7.5 million and $7.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.3 million and $2.3 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $2.9 million and $3.0 million for various other facilities around the world.

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

The following table provides EPS information for each period, respectively:

	Three months ended
	January 31,
	2014	2013
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$29.5	$23.6
Cash dividends	24.4	24.4

Undistributed net income attributable to Greif, Inc.	$5.1	$(0.8)
Denominator for basic EPS
Class A common stock	25.5	25.3
Class B common stock	22.1	22.1
Denominator for diluted EPS
Class A common stock	25.5	25.4
Class B common stock	22.1	22.1
EPS Basic
Class A common stock	$0.51	$0.41
Class B common stock	$0.75	$0.60
EPS Diluted
Class A common stock	$0.51	$0.41
Class B common stock	$0.75	$0.60
Dividends per share
Class A common stock	$0.42	$0.42
Class B common stock	$0.62	$0.62

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2014 and 2013, the Company repurchased no shares of Class A or Class B Common Stock, respectively. As of January 31, 2014, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. The total cost of the shares repurchased from November 1, 2012 through January 31, 2014 was approximately $0.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,456,724	16,825,196
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
January 31, 2014:
Class A Common Stock	128,000,000	42,281,920	25,517,398	16,764,522
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31,
	2014	2013
Class A Common Stock:
Basic shares	25,470,354	25,316,395
Assumed conversion of stock options	24,993	63,352

Diluted shares	25,495,347	25,379,747

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966

No stock options were antidilutive for the three month periods ended January 31, 2014 and 2013, respectively.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in four such affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ended January 31, 2014 and 2013 were $0.1 million and $0.1 million, respectively. Dividends received from the Company’s equity method affiliates for the three months ended January 31, 2014 were $0.2 million and were immaterial for the three months ended January 31, 2013. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of January 31, 2014, these loans had an outstanding balance of $13.9 million.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended January 31, 2014 and 2013 was $1.1 million and $1.3 million, respectively.

NOTE 17 — SHAREHOLDERS EQUITY AND COMPREHENSIVE INCOME

The following table summarizes the changes of Shareholders’ Equity from October 31, 2013 to January 31, 2014 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock				Accumulated Other
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Noncontrolling interests	Comprehensive Income (Loss)	Shareholders’ Equity
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,443.8	$114.8	$(159.0)	$1,398.0
Net income					29.5	1.1		30.6
Other comprehensive income (loss):
- foreign currency translation						(0.6)	(32.5)	(33.1)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.1 million							0.2	0.2
- Unrealized loss on cash flow hedges, net of immaterial income tax expense							(0.1)	(0.1)
- minimum pension liability adjustment, net of income tax benefit of $0.1 million							(0.3)	(0.3)

Comprehensive income								(2.7)

Noncontrolling interests and other						0.7		0.7
Dividends paid					(24.4)			(24.4)
Stock options exercised	4	0.1	(4)	—				0.1
Long-term incentive shares issued	56	2.8	(56)	0.1				2.9

As of January 31, 2014	47,637	$132.3	29,205	$(130.9)	$1,448.9	$116.0	$(191.7)	$1,374.6

The following table provides the rollforward of accumulated other comprehensive income for the three months ended January 31, 2014 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2013	$(63.3)	$(0.6)	$(95.1)	$(159.0)
Other Comprehensive Loss Before Reclassifications	(32.5)	(0.1)	(0.3)	$(32.9)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.2	—	$0.2

Current-period Other Comprehensive Income (Loss)	(32.5)	0.1	(0.3)	(32.7)

Balance as of January 31, 2014	$(95.8)	$(0.5)	$(95.4)	$(191.7)

The following table provides the rollforward of accumulated other comprehensive income for the three months ended January 31, 2013 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2012	$(69.1)	$(0.9)	$(126.0)	$(196.0)
Other Comprehensive Income (Loss) Before Reclassifications	11.6	0.1	(0.4)	11.3
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.1	—	0.1

Current-period Other Comprehensive Income	11.6	0.2	(0.4)	11.4

Balance as of January 31, 2013	$(57.5)	$(0.7)	$(126.4)	$(184.6)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the three months ended January 31 (Dollars in millions):

Details about Accumulated Other Comprehensive Income Components	Ammount Reclassified from Accumulated Other Comprehensive Loss		Location on Consolidated Statements of Income
	2014	2013
Cash Flow Hedges	$0.2	$0.1	Other expense, net

	$0.2	$0.1	Net income

NOTE 18 — BUSINESS SEGMENT INFORMATION

The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management.

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis and the sale of multiwall bag products in North America. The Company’s flexible intermediate bulk containers are constructed from a polypropylene-based woven fabric that is produced at its fully integrated production sites, as well as sourced from strategic regional suppliers. Flexible products are sold globally and service customers and market segments similar to those in the Company’s Rigid Industrial Packaging & Services segment. Additionally, the Company’s flexible products significantly expand its presence in the agricultural and food industries, among others. The Company’s multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 246,400 acres of timber properties in the southeastern United States, which are actively managed, and 10,300 acres of timber properties in Canada. Land Management’s operations focus on the active harvesting and regeneration of the Company’s United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

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

The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2013 Form 10-K.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended
	January 31,
	2014	2013
Net sales
Rigid Industrial Packaging & Services	$712.3	$704.4
Paper Packaging	202.7	184.2
Flexible Products & Services	113.2	111.4
Land Management	6.2	8.6

Total net sales	$1,034.4	$1,008.6

Operating profit:
Rigid Industrial Packaging & Services	$29.5	$31.5
Paper Packaging	30.0	27.7
Flexible Products & Services	0.8	0.6
Land Management	11.7	4.2

Total operating profit	$72.0	$64.0

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$27.4	$26.9
Paper Packaging	7.2	8.0
Flexible Products & Services	3.7	3.5
Land Management	0.8	1.1

Total depreciation, depletion and amortization expense	$39.1	$39.5

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended January 31,
	2014	2013
Net sales:
North America	$500.4	$476.1
Europe, Middle East and Africa	375.0	370.6
Asia Pacific and Latin America	159.0	161.9

Total net sales	$1,034.4	$1,008.6

The following table presents total assets by segment and geographic area (Dollars in millions):

	January 31, 2014	October 31, 2013
Assets:
Rigid Industrial Packaging & Services	$2,453.1	$2,441.6
Paper Packaging	416.7	413.3
Flexible Products & Services	363.2	367.3
Land Management	286.2	280.7

Total segments	3,519.2	3,502.9

Corporate and other	413.1	379.3

Total assets	$3,932.3	$3,882.2

Assets:
North America	$1,883.5	$1,818.2
Europe, Middle East and Africa	1,518.1	1,517.4
Asia Pacific and Latin America	530.7	546.6

Total assets	$3,932.3	$3,882.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2014 or 2013, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of January 31, 2014 and October 31, 2013, and for the consolidated statements of income for the three months ended January 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (the “2013 Form 10-K”). Readers are encouraged to review the entire 2013 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) the current and future challenging global economy may adversely affect our business, (ii) historically, our business has been sensitive to changes in general economic or business conditions, (iii) our operations are subject to currency exchange and political risks that could adversely affect our results of operations, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our financial results or condition, (xi) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiii) our business may be adversely impacted by work stoppages and other labor relations matters, (xiv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xv) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvi) legislation/regulation related to climate change and environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xvii) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xviii) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xix) changing climate conditions may adversely affect our operations and financial performance, (xx) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxi) changes in U.S. generally accepted accounting principles and SEC rules and regulations could materially impact our reported results, and (xxii) if the company fails to maintain an effective system of internal control, the company may not be able to accurately report financial results or prevent fraud. The risks described above are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of our 2013 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management.

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

We are a leading global producer of flexible intermediate bulk containers and related services and a North American producer of industrial and consumer multiwall bag products. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our fully integrated production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those in our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others. Our industrial and consumer multiwall bag products are used to ship a wide range of industrial and consumer products, such as seed, fertilizers, chemicals, concrete, flour, sugar, feed, pet foods, popcorn, charcoal and salt, primarily for the agricultural, chemical, building products and food industries.

As of January 31, 2014, we owned approximately 246,400 acres of timber properties in the southeastern United States, which are actively managed, and approximately 10,300 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our consolidated financial statements.

Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation of the 2013 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the consolidated financial statements with useful and reliable information about our results of operations and financial condition.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2013 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three month periods ended January 31, 2014 and 2013. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

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

First Quarter Results

The following table sets forth the net sales, operating profit and EBITDA* for each of our business segments for the three month periods ended January 31, 2014 and 2013 (Dollars in millions):

	Three months ended
	January 31,
	2014	2013
Net sales:
Rigid Industrial Packaging & Services	$712.3	$704.4
Paper Packaging	202.7	184.2
Flexible Products & Services	113.2	111.4
Land Management	6.2	8.6

Total net sales	$1,034.4	$1,008.6

Operating profit:
Rigid Industrial Packaging & Services	$29.5	$31.5
Paper Packaging	30.0	27.7
Flexible Products & Services	0.8	0.6
Land Management	11.7	4.2

Total operating profit	$72.0	$64.0

EBITDA*:
Rigid Industrial Packaging & Services	$52.2	$54.6
Paper Packaging	38.0	36.7
Flexible Products & Services	3.8	3.8
Land Management	12.5	5.3

Total EBITDA	$106.5	$100.4

* – EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2014 and 2013 (Dollars in millions):

For the three months ended January 31,	2014	2013
Net income	$30.6	$24.9
Plus: interest expense, net	20.4	22.9
Plus: income tax expense	16.5	13.2
Plus: depreciation, depletion and amortization expense	39.1	39.5
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	0.1

EBITDA*	$106.5	$100.4

Net income	$30.6	$24.9
Plus: interest expense, net	20.4	22.9
Plus: income tax expense	16.5	13.2
Plus: other expense, net	4.6	3.1
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	0.1

Operating profit	72.0	64.0
Less: other expense, net	4.6	3.1
Plus: depreciation, depletion and amortization expense	39.1	39.5

EBITDA*	$106.5	$100.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit for each segment, for the three month periods ended January 31, 2014 and 2013 (Dollars in millions):

For the three months ended January 31,	2014	2013
Rigid Industrial Packaging & Services
Operating profit	$29.5	$31.5
Less: other expense, net	4.7	3.8
Plus: depreciation and amortization expense	27.4	26.9

EBITDA*	52.2	54.6
Paper Packaging
Operating profit	$30.0	$27.7
Less: other (income) expense, net	(0.8)	(1.0)
Plus: depreciation and amortization expense	7.2	8.0

EBITDA*	38.0	36.7
Flexible Products & Services
Operating profit	$0.8	$0.6
Less: other expense, net	0.7	0.3
Plus: depreciation and amortization expense	3.7	3.5

EBITDA*	3.8	3.8
Land Management
Operating profit	$11.7	$4.2
Plus: depreciation, depletion and amortization expense	0.8	1.1

EBITDA*	$12.5	$5.3

Consolidated EBITDA	$106.5	$100.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $1,034.4 million for the first quarter of 2014 compared with $1,008.6 million for the first quarter of 2013. The $25.8 million increase compared with the same period in 2013 by segment was comprised of Paper Packaging ($18.5 million increase), Rigid Industrial Packaging & Services ($7.9 million increase), Flexible Products & Services ($1.8 million increase), and Land Management ($2.4 million decrease).

The 2.6 percent increase in net sales was primarily due to the impact of a 3.7 percent increase in selling prices partially offset by a negative 1.1 percent impact from foreign currency translation. Selling prices for rigid industrial packaging products increased in North America primarily as a result of the pass-through of higher raw material costs. Selling prices for paper packaging products were higher due to a containerboard price increase that was realized in the third quarter of 2013. Consolidated volumes were flat compared with the first quarter of 2013.

Operating Costs

Gross profit decreased to $186.6 million for the first quarter of 2014 from $186.7 million for the first quarter of 2013. Improvements in the Paper Packaging and Flexible Products & Services segments were more than offset by declines in the Rigid Industrial Packaging & Services and Land Management segments. Gross profit was 18.0 percent of net sales for the first quarter of 2014 versus 18.5 percent of net sales for the first quarter of 2013 primarily due to the adverse weather related conditions in North America.

Selling general and administrative (“SG&A”) expenses decreased 0.9 percent to $121.5 million for the first quarter of 2014 from $122.6 million for the first quarter of 2013 primarily related to lower pension costs. SG&A expenses were 11.8 percent of net sales for the first quarter of 2014 compared with 12.2 percent of net sales for the first quarter of 2013.

Restructuring Charges

Restructuring charges were $2.6 million for the first quarter of 2014 and were primarily related to consolidation of European and Asia Pacific operations in the Rigid Industrial Packaging & Services segment. For the first quarter of 2013, restructuring charges of $1.3 million were primarily related to Asia Pacific operations in the Rigid Industrial Packaging & Services segment.

Timberland gains

For the three months ended January 31, 2014, we recorded a gain of $8.7 million relating to the sale of timberland. For the three months ended January 31, 2013, there were no sales of timberland.

Acquisition-Related Costs

Acquisition-related costs were $0.5 million for each of the first quarters of 2014 and 2013. For the first quarter 2014, these costs included $0.3 million of acquisition related costs and $0.2 million of acquisition integration costs attributable to acquisitions completed during 2013. First quarter 2013 acquisition-related costs were $0.5 million and consisted of $0.2 million of acquisition-related costs and $0.3 million of acquisition integration costs attributable to acquisitions completed during 2011

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $0.8 million for the first quarter 2014 compared to $1.2 million for the same period in 2013 due to more assets being sold.

Operating Profit

Operating profit was $72.0 million for the first quarter of 2014 compared with $64.0 million for the first quarter of 2013. The $8.0 million increase consisted of Land Management ($7.5 million increase), Paper Packaging ($2.3 million increase), Flexible Products & Services ($0.2 million increase), and Rigid Industrial Packaging & Services ($2.0 million decrease).

EBITDA

EBITDA was $106.5 million for the first quarter of 2014 compared with $100.4 million for the first quarter of 2013. The $6.1 million increase was primarily due to timberland gains and record first quarter results from our Paper Packaging segment. Depreciation, depletion and amortization expense was $39.1 million for the first quarter of 2014 compared with $39.5 million for the same period in 2013.

Trends

We expect slow economic recovery in key markets to continue during fiscal 2014 with moderate volume improvement and upward pressure on raw material costs. The Paper Packaging segment is expected to have a strong 2014 performance based on solid volumes and existing containerboard prices. The Rigid Industrial Packaging & Services segment is expected to have gradual year-over-year improvements in volumes in 2014. The Flexible Products & Services segment will continue to experience network utilization issues and higher costs related to recent start up manufacturing facilities in 2014. The Land Management segment is anticipated to continue to sell additional parcels of timberland in 2014 as part of a multi-phase timberland transaction. Positive contributions are anticipated from ongoing Greif Business System initiatives. Restructuring plans are being formulated with particular emphasis on operations that have not participated thus far in the economic recovery or are underperforming.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned containers, and services, such as container life cycle management, recycling of industrial containers, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard and used industrial packaging for reconditioning;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from acquisitions;

•	Divestiture of facilities; and

•	Impact of foreign currency translation.

Net sales were $712.3 million for the first quarter of 2014 compared with $704.4 million for the first quarter of 2013. Selling prices increased 3.7 percent primarily from the pass-through of higher resin costs to customers and changes in product mix. The impact of foreign currency translation was a negative 1.6 percent compared with the first quarter of 2013.

Gross profit was $119.5 million for the first quarter of 2014 compared with $119.7 million for the first quarter of 2013. Gross profit margin decreased to 16.8 percent for the first quarter of 2014 from 17.0 percent for the first quarter of 2013. The decrease was primarily due to adverse weather related conditions in North America during the last month of the quarter, resulting in temporary production losses due to shutdowns and higher energy and transportation costs.

Operating profit was $29.5 million for the first quarter of 2014 compared with $31.5 million for the first quarter of 2013. The $2.0 million decrease was due to slightly lower volumes and higher costs associated with adverse weather related conditions, partially offset by higher selling prices.

Restructuring charges for the first quarter of 2014 were $2.5 million primarily related to the consolidation of certain European and Asia Pacific operations. Restructuring charges for the first quarter of 2013 were $1.2 million related to the consolidation of certain Asia Pacific operations. There were $0.5 million of acquisition-related costs for each of the first quarters of 2014 and 2013.

EBITDA was $52.2 million for the first quarter of 2014 compared with $54.6 million for the first quarter of 2013 due to the same factors that impacted the decrease in operating profit. Depreciation, depletion and amortization expense was $27.4 million for the first quarter of 2014 compared with $26.9 million for the same period in 2013.

Paper Packaging

Our Paper Packaging segment sells containerboard, corrugated sheets and corrugated containers in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System

Net sales were $202.7 million for the first quarter of 2014 compared with $184.2 million for the first quarter of 2013. Selling prices increased 6.9 percent due to a containerboard price increase realized in the third quarter of 2013. Volumes improved 3.1 percent in the first quarter of 2014 compared to the same period last year.

Gross profit increased 4.6 percent to $43.3 million for the first quarter of 2014 from $41.4 million for the first quarter of 2013. Gross profit margin decreased to 21.4 percent for the first quarter of 2014 from 22.5 percent for the first quarter of 2013. The decrease in gross profit margin was primarily due to higher energy and input costs associated with adverse weather related conditions, partially offset by higher volumes and higher selling prices.

Operating profit increased 8.3 percent to a first quarter record of $30.0 million for the first quarter of 2014 compared with $27.7 million for the first quarter of 2013, due to higher selling prices and higher volumes partially offset by higher energy and input costs associated with adverse weather related conditions.

EBITDA increased to $38.0 million for the first quarter of 2014 compared with $36.7 million for the first quarter of 2013 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $7.2 million and $8.0 million for the first quarters of 2014 and 2013, respectively.

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

Net sales were $113.2 million for the first quarter of 2014 compared with $111.4 million for the first quarter of 2013. Higher selling prices and volume increases in polywoven products were partially offset by lower multiwall volumes, which were a first quarter record in 2013. The impact of foreign currency translation was a positive 0.5 percent compared with the first quarter of 2013.

Gross profit was $21.8 million for the first quarter of 2014 compared with $20.9 million for the first quarter of 2013. Gross profit margin increased to 19.3 percent for the first quarter of 2014 from 18.8 percent for the first quarter of 2013 primarily due a favorable change in product mix.

Operating profit was $0.8 million for the first quarter of 2014 compared with $0.6 million for the first quarter of 2013.

Restructuring charges were $0.1 million for the first quarters of 2014 and 2013 related to the rationalization of manufacturing operations in Asia.

EBITDA was $3.8 million for each of the first quarters of 2014 and 2013. Depreciation, depletion and amortization expense was $3.7 million and $3.5 million for the third quarters of 2014 and 2013, respectively.

Land Management

As of January 31, 2014, our Land Management segment consisted of approximately 246,400 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 10,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $6.2 million for the first quarter of 2014 compared with $8.6 million for the first quarter of 2013. The $2.4 million decrease was due to lower planned sales of timber in the first quarter of 2014.

Operating profit increased to $11.7 million for the first quarter of 2014 from $4.2 million for the first quarter of 2013 primarily due to an $8.7 million gain on the disposal of timberland in the second phase of an approximately $90 million multi-phase sales contract. We anticipate closing three additional phases of this contract over the next several quarters. Special use property disposals included in operating profit were $1.4 million for the first quarter of 2014 compared with $0.2 million for the first quarter of 2013.

EBITDA was $12.5 million for the first quarter of 2014 compared with $5.3 million for the first quarter of 2013. This increase was mostly due to an $8.7 million timberland gain. Depreciation, depletion and amortization expense was $0.8 million and $1.1 million for the first quarter of 2014 and 2013, respectively.

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

As of January 31, 2014, we estimated that there were approximately 40,850 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $20.4 million for the first quarter of 2014 compared with $21.6 million for the first quarter of 2013. The slight decrease was a result of lower average interest rates due to refinancing activities in certain countries offset by higher average debt outstanding primarily resulting from two acquisitions completed in the first quarter of 2014.

Debt extinguishment charges

There were no debt extinguishment charges for the first quarter of 2014 compared with $1.3 million for the first quarter of 2013. The 2013 debt extinguishment charges related to amending and restating our senior secured credit agreement in the first quarter of 2013.

Other expense, net

Other expense, net, was $4.6 million for the first quarter of 2014 compared with $3.1 million for the first quarter of 2013. The $1.5 million increase from the first quarter of 2013 was primarily due to larger foreign currency losses in the first quarter of 2014 in a number of emerging markets.

Income tax expense

Income tax expense was $16.5 million for the first quarter of 2014 compared with $13.2 million for the first quarter of 2013. Our effective tax rate was 35.1 percent for the first quarter of 2014 compared with 34.7 percent for the first quarter of 2013. The higher 2014 effective tax rate reflects the impact of a shift in global earnings mix to countries with higher tax rates. Cash tax payments for the first quarter of 2014 totaled $16.9 million.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $0.1 million of equity earnings of unconsolidated affiliates, net of tax, during each of the first quarters of 2014 and 2013.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the first quarters of 2014 and 2013 was $1.1 million and $1.3 million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $29.5 million for the first quarter of 2014 compared to $23.6 million for the first quarter of 2013.

BALANCE SHEET CHANGES

Working capital changes

The $16.4 million decrease in accounts receivable to $465.5 million as of January 31, 2014 from $481.9 million as of October 31, 2013 was primarily due to seasonal factors and timing of collections.

The $22.8 million increase in inventories to $398.1 million as of January 31, 2014 from $375.3 million as of October 31, 2013 was primarily due to purchases in advance.

The $12.2 million increase in prepaid expenses and other current assets to $144.4 million as of January 31, 2014 from $132.2 million as of October 31, 2013 was primarily due to the timing of sales of accounts receivable under the Nieuw Amsterdam Receivables Purchase Agreement.

The $65.5 million decrease in accounts payable to $365.8 million as of January 31, 2014 from $431.3 million as of October 31, 2013 was primarily due to the timing of payments and benefits from early payment discounts where financially justified.

The $30.2 million increase in short-term borrowings to $94.3 million as of January 31, 2014 from $64.1 million as of October 31, 2013 was primarily due to higher working capital requirements at various subsidiary operations.

The $ 8.3 million decrease in other current liabilities to $170.5 million as of January 31, 2014 from $178.8 million as of October 31, 2013 was primarily due to lower other taxes payable including withholding taxes.

Other balance sheet changes

The $138.6 million increase in long-term debt to $1,345.8 million as of January 31, 2014 from $1,207.2 million as of October 31, 2013 was related to acquisition activity that occurred during the first quarter of 2014 and working capital requirements.

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

Capital Expenditures

During the first three months of 2014, we invested $34.5 million in capital expenditures, which does not include our timberland purchases of $8.0 million, compared with capital expenditures of $28.5 million, with no timberland purchases, during the first three months of 2013.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $150 million in 2014. The 2014 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into a new RPA with affiliates of a major international bank. Under this new RPA, the maximum amount of receivables that may be financed at any time is €145 million ($198.2 million as of January 31, 2014). A significant portion of the proceeds from the new RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The remaining proceeds from the new RPA will be available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the new RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $214.5 million as of January 31, 2014. As of January 31, 2014, total accounts receivable of $166.1 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs were $0.1 for the three months ended January 31, 2014 and $0.1 million for the three months ended January 31, 2013. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were two acquisitions during the first three months of 2014 and no material divestitures during the same period. One acquisition was in the Rigid Industrial Packaging & Services segment and one acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition is expected to complement our existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. There were no acquisitions or divestitures during the first three months of 2013.

Refer to Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these acquisitions.

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

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of January 31, 2014, a total of $357.6 million was outstanding and $614.0 million was available for borrowing under this facility, which has been reduced by $15.9 million for outstanding letters of credit as of January 31, 2014. The weighted average interest rate on the Amended Credit Agreement was 1.76% for the three months ended January 31, 2013.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1 (the “Interest Coverage Ratio Covenant”). As of January 31, 2014, we were in compliance with these covenants.

During the three months ended January 31, 2014, we recorded no debt extinguishment charges. During the three months ended January 31, 2013, we recorded $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2014, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2014, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2014, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, we and certain of our domestic subsidiaries amended and restated our existing receivables financing facility and established a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of January 31, 2014, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2014, $151.0 million was outstanding under the Amended Receivables Facility.

Until September 30, 2013, we had a $130.0 million U.S. trade accounts receivable credit facility (the “Prior Receivables Facility”) with a financial institution. The Prior Receivables Facility was scheduled to mature in September 2014. In addition, the Prior Receivables Facility was terminable at any time upon five days prior written notice. The Prior Receivables Facility was secured by certain of our United States trade receivables and bore interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. Interest was payable on a monthly basis and the principal balance was payable upon termination of the Prior Receivables Facility. The Prior Receivables Facility contained certain covenants, including financial covenants for leverage and fixed charge coverage ratios identical to the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the interest coverage ratio set forth in the Amended Credit Agreement was included. Proceeds of the Prior Receivables Facility were available for working capital and general corporate purposes. As of January 31, 2014, there was no balance outstanding under the Prior Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of January 31, 2014, we had outstanding other debt of $127.1 million, comprised of $32.8 million in long-term debt and $94.3 million in short-term borrowings.

As of January 31, 2014, the current portion of our long-term debt was $12.5 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $7.5 million in 2014, $52.8 million in 2015, $171.0 million in 2016, $321.6 million in 2017, $290.1 million in 2018 and $515.3 million thereafter.

As of January 31, 20134 and October 31, 2013, we had deferred financing fees and debt issuance costs of $12.6 million and $13.4 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We have interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements are used to manage our fixed and floating rate debt mix, specifically debt under the Amended Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

We have two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.17% as of January 31, 2014 and 0.17% as of October 31, 2013) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of January 31, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.2 million and $0.2 million for the three months ended January 31, 2014 and 2013, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The fair value of these contracts was $0.5 million and $0.6 million recorded in accumulated other comprehensive income as of January 31, 2014 and October 31, 2013, respectively.

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

As of January 31, 2014, we had outstanding foreign currency forward contracts in the notional amount of $129.5 million ($137.6 million as of October 31, 2013). At January 31, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were $2.1 million and ($1.7) million for the three months ended January 31, 2014 and 2013.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, we have entered into certain cash flow hedges to mitigate our exposure to cost fluctuations in natural gas prices. Under these hedge agreements, we had agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of January 31, 2014 or October 31, 2013.

Contractual Obligations

As of January 31, 2014, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,696.5	$82.9	$428.4	$681.3	$503.9
Short-term borrowing	98.2	98.2	—	—	—
Lease obligations	165.2	32.9	62.7	25.2	44.4
Deferred purchase payments	6.9	5.5	1.4	—	—
Liabilities held by special purpose entities	58.3	1.1	4.5	4.5	48.2
Environmental liabilities	26.5	7.3	5.9	5.4	7.9
Current portion of long-term debt	12.5	12.5	—	—	—

Total	$2,064.1	$240.4	$502.9	$716.4	$604.4

Note: Amounts presented in the contractual obligations table include interest.

Environmental liabilities in the table above are estimates based on remediation plans, but payments could differ.

Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2014 and 2013, we repurchased no shares of Class A or Class B Common Stock, respectively. As of January 31, 2014, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. The total cost of the shares repurchased from November 1, 2012 through January 31, 2014 was approximately $0.1 million.

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

Flexible Packaging Joint Venture

In 2010, we formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multi-wall bag business. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.

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

As of January 31, 2014 and 2013, Asset Co. had outstanding advances to NSC for $0.6 million which are being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub being constructed and equipped there. These advances are recorded within the current portion related party notes and advances receivable on our consolidated balance sheet since they are expected to be repaid within the next twelve months. As of January 31, 2014 and 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.6 million and $12.7 million, respectively, recorded within short-term borrowings on our consolidated balance sheet. These loans are interest bearing and are used to fund certain operational requirements.

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

RECENT ACCOUNTING STANDARDS

Newly Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities.” Subsequently, in January 2013, the FASB issued updated guidance in ASU 2013-01 “Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The balance sheet offsetting disclosures were limited in scope to derivatives, repurchase agreements, and securities lending transactions to the extent they are offset in the financial statements or subject to an enforceable master netting arrangement or similar arrangement. We adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. We adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance did not impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

Recently Issued Accounting Standards

As of January 31, 2014, the FASB has issued ASU’s through 2014-05. We have reviewed each recently issued ASU and determined that the adoption of each ASU that is applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In July 2013, the FASB issued ASU 2013-11 “Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The amendments in this update seek to attain that objective by requiring an entity to present an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for those instances described above, except in certain situations discussed in the update. We expect to adopt the new guidance beginning on November 1, 2014 and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2012 Form 10-K for the fiscal year ended October 31, 2012, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been and are being implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of January 31, 2014, there was a material weakness over financial reporting related to accounting for non-routine or complex transactions.

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, management had then concluded there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions. In response, actions were implemented to remediate the above identified material weakness, including the improvement of the technical competency of the staff through continuing education and revised accounting policies, improvement of the processes for accruing withholding tax expense, alignment of withholding tax accrual with the related interest income accrual, simplification of the Company’s subsidiary loan portfolio through enhanced design and maintenance, enhancements to the periodic tax reporting packages, and strengthening of the underlying process and analysis (Treasury, Accounting and Tax) that supports subsidiary financing decisions and procedures. These actions are in the process of being tested; however as of January 31, 2014, the controls and processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that as of January 31, 2014, there was a material weakness over financial reporting related to accounting for withholding taxes on subsidiary financing transactions.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal accounting officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Management has concluded that, because of a material weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions and a material weakness in our internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions, our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2013	—		—	815,728
December 2013	—		—	815,728
January 2014	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2013	—		—	815,728
December 2013	—		—	815,728
January 2014	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2014, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Corporate Controller Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Corporate Controller required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Annual Report on Form 10-Q for the quarter ended January 31, 2014, formatted in XBRL: (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements. (1)

(1)	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 3, 2014	/s/ Christopher E. Luffler
Christopher E. Luffler,
Assistant Corporate Controller
(Duly Authorized Signatory)