Form 10-Q
period 2014-04-30
GREIF INC
filed 2014-06-06
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☒	Accelerated	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 2, 2014:

Class A Common Stock	25,553,357 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net sales	$1,100.7	$1,088.9	$2,135.1	$2,097.5
Cost of products sold	896.5	886.3	1,744.3	1,708.2

Gross profit	204.2	202.6	390.8	389.3
Selling, general and administrative expenses	135.4	121.9	256.9	244.5
Restructuring charges	3.9	(0.1)	6.5	1.2
Timberland gains	(8.2)	—	(16.9)	—
Gain on disposal of properties, plants and equipment, net	(1.5)	(3.1)	(2.3)	(4.3)

Operating profit	74.6	83.9	146.6	147.9
Interest expense, net	20.4	21.4	40.8	43.0
Debt extinguishment charges	—	—	—	1.3
Other expense, net	0.3	0.8	4.9	3.9

Income before income tax expense and equity earnings of unconsolidated affiliates, net	53.9	61.7	100.9	99.7
Income tax expense	19.5	19.6	36.0	32.8
Equity earnings of unconsolidated affiliates, net of tax	0.1	0.2	0.2	0.3

Net income	34.5	42.3	65.1	67.2
Net (income) loss attributable to noncontrolling interests	1.3	(2.1)	0.2	(3.4)

Net income attributable to Greif, Inc.	$35.8	$40.2	$65.3	$63.8

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.61	$0.69	$1.12	$1.09
Class B Common Stock	$0.92	$1.03	$1.67	$1.63
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.61	$0.69	$1.12	$1.09
Class B Common Stock	$0.92	$1.03	$1.67	$1.63

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Net income	$34.5	$42.3	$65.1	$67.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	9.8	(20.3)	(23.3)	(4.4)
Reclassification of cash flow hedges to earnings, net of tax	0.1	0.1	0.3	0.2
Unrealized loss on cash flow hedges, net of tax	—	(0.2)	(0.1)	(0.1)
Minimum pension liabilities, net of tax	(0.6)	1.2	(0.9)	0.8

Other comprehensive income (loss), net of tax	9.3	(19.2)	(24.0)	(3.5)

Comprehensive income	43.8	23.1	41.1	63.7
Comprehensive income attributable to noncontrolling interests	1.8	0.7	2.3	6.3

Comprehensive income attributable to Greif, Inc.	$42.0	$22.4	$38.8	$57.4

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	April 30, 2014	October 31, 2013
Current assets
Cash and cash equivalents	$87.4	$78.1
Trade accounts receivable, less allowance of $13.4 in 2014 and $13.5 in 2013	489.2	481.9
Inventories	407.1	375.3
Deferred tax assets	20.2	22.2
Net assets held for sale	4.8	1.5
Current portion related party notes and advances receivable	2.4	2.8
Prepaid expenses and other current assets	158.4	132.2

	1,169.5	1,094.0

Long-term assets
Goodwill	1,028.0	1,003.5
Other intangible assets, net of amortization	188.6	180.8
Deferred tax assets	34.0	28.0
Related party notes receivable	11.7	12.6
Assets held by special purpose entities	50.9	50.9
Other long-term assets	118.5	114.1

	1,431.7	1,389.9

Properties, plants and equipment
Timber properties, net of depletion	230.5	215.2
Land	144.2	141.5
Buildings	493.4	496.7
Machinery and equipment	1,550.3	1,523.7
Capital projects in progress	135.4	128.7

	2,553.8	2,505.8
Accumulated depreciation	(1,158.4)	(1,107.5)

	1,395.4	1,398.3

Total assets	$3,996.6	$3,882.2

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2014	October 31, 2013
Current liabilities
Accounts payable	$432.5	$431.3
Accrued payroll and employee benefits	90.0	103.0
Restructuring reserves	6.0	3.0
Current portion of long-term debt	15.0	10.0
Short-term borrowings	70.4	64.1
Deferred tax liabilities	8.8	11.5
Other current liabilities	183.2	178.8

	805.9	801.7

Long-term liabilities
Long-term debt	1,300.8	1,207.2
Deferred tax liabilities	242.2	238.1
Pension liabilities	83.4	82.5
Postretirement benefit obligations	17.2	18.5
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	94.0	92.9

	1,780.9	1,682.5

Shareholders’ equity
Common stock, without par value	133.9	129.4
Treasury stock, at cost	(130.8)	(131.0)
Retained earnings	1,460.0	1,443.8
Accumulated other comprehensive loss:
- foreign currency translation	(89.1)	(63.3)
- interest rate and other cash flow hedges	(0.4)	(0.6)
- minimum pension liabilities	(96.0)	(95.1)

Total Greif, Inc. shareholders’ equity	1,277.6	1,283.2

Noncontrolling interests	132.2	114.8

Total shareholders’ equity	1,409.8	1,398.0

Total liabilities and shareholders’ equity	$3,996.6	$3,882.2

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the six months ended April 30,	2014	2013
Cash flows from operating activities:
Net income	$65.1	$67.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	81.0	78.4
Asset impairments	0.2	2.3
Unrealized foreign exchange loss	1.3	3.4
Deferred income taxes	(4.5)	0.1
Gain on disposals of properties, plants and equipment, net	(19.2)	(4.3)
Equity earnings of affiliates	(0.2)	(0.3)
Other, net	(0.7)	0.5
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(17.9)	(19.8)
Inventories	(39.0)	(19.3)
Deferred purchase price on sold receivables	(8.0)	(22.8)
Accounts payable	8.7	(40.1)
Restructuring reserves	3.2	(4.2)
Pension and postretirement benefit liabilities	1.6	6.8
Other, net	(31.7)	(8.9)

Net provided by operating activities	39.9	39.0

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(52.3)	—
Purchases of properties, plants and equipment	(62.0)	(55.5)
Purchases of timber properties	(33.7)	(0.5)
Proceeds from the sale of properties, plants, equipment and other assets	36.6	6.1
Payments on notes receivable with related party, net	0.9	0.5

Net cash used in investing activities	(110.5)	(49.4)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	613.9	691.9
Payments on long-term debt	(548.1)	(619.1)
Proceeds from (payments on) short-term borrowings, net	27.4	(36.2)
Proceeds from trade accounts receivable credit facility, net	30.0	20.0
Dividends paid	(49.1)	(49.0)
Proceeds from the sale of membership units of a consolidated subsidiary	6.0	—
Exercise of stock options	0.5	0.9
Fees paid for amended credit agreement	—	(3.4)

Net cash provided by financing activities	80.6	5.1

Effects of exchange rates on cash	(0.7)	(0.8)

Net increase (decrease) in cash and cash equivalents	9.3	(6.1)
Cash and cash equivalents at beginning of period	78.1	91.5

Cash and cash equivalents at end of period	$87.4	$85.4

See accompanying Notes to Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2014

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the consolidated balance sheets as of April 30, 2014 and October 31, 2013, the consolidated statements of income and comprehensive income for the three and six months ended April 30, 2014 and 2013 and the consolidated statements of cash flows for the six month periods ended April 30, 2014 and 2013 of Greif, Inc. and its subsidiaries (the “Company”). The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

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

Recently Issued Accounting Standards

As of April 30, 2014, the FASB has issued ASU’s through 2014-09. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The objective of this update is to prevent disposals of small groups of assets that are recurring in nature to qualify for discontinued operations presentation under Subtopic 205-20. The amendments in this update seek to attain this objective by only allowing disposals representing a strategic shift in operations to be presented as discontinued operations. The Company is expected to adopt the new guidance beginning on November, 1 2015, after which, new disposals of components will be evaluated for discontinued operations treatment using the new guidance and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not yet determined the potential impact on the Company’s financial position, results of operations, comprehensive income, cash flow and disclosures.

NOTE 2 — ACQUISITIONS, DIVESTITURES AND OTHER SIGNIFICANT TRANSACTIONS

The following table summarizes the Company’s acquisition activity in 2014 and 2013 (Dollars in millions):

Segment	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2014 Acquisitions	2	$52.3	2.1	14.0	34.4
Total 2013 Acquisitions	—	$—	—	—	—

Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

The Company completed two acquisitions and no material divestitures for the six months ended April 30, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging segment in November. The rigid industrial packaging acquisition is expected to complement the Company’s existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists.

The Company sold membership units of a consolidated subsidiary in March 2014.

The Company completed no acquisitions and no material divestitures for the six months ended April 30, 2013.

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

Pro Forma Information

In accordance with ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combination,” the Company has considered the effect of the 2014 acquisitions on the consolidated statements of income for each period presented. The revenue and operating profit of the 2014 acquisitions included in the Company’s consolidated statements of income totaled $6.6 million and $0.9 million, respectively, for the three months ended April 30, 2014 and totaled $12.6 million and $1.8 million, respectively, for the six months ended April 30, 2014. All of the 2014 acquisitions were of companies not listed on a stock exchange or not otherwise publicly traded or not required to provide public financial information. Pro forma results of operations for the periods ending April 30, 2014 and 2013, respectively, were not materially different from reported results and, consequently, are not presented.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($200.6 million as of April 30, 2014). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under a previous trade receivables facility, which was then terminated, and to pay expenses incurred in connection with this transaction. The future proceeds from this facility will be available for working capital and general corporate purposes.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.9 million as of April 30, 2014).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. The maximum amount of the aggregate receivables that may be financed under the Malaysian Agreement is 15.0 million Malaysian Ringgits ($4.6 million as of April 30, 2014).

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

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
European RPA
Gross accounts receivable sold to third party financial institution	$281.8	$266.0	$525.3	$508.1
Cash received for accounts receivable sold under the programs	248.4	235.0	463.8	449.7
Deferred purchase price related to accounts receivable sold	33.4	30.9	61.5	58.4
Loss associated with the programs	0.6	0.5	1.3	1.2
Expenses associated with the programs	—	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$15.1	$17.7	$30.0	$35.0
Cash received for accounts receivable sold under the program	15.1	17.7	30.0	35.0
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	0.1	0.1	0.1
Malaysian Agreement
Gross accounts receivable sold to third party financial institution	$—	$6.3	$0.8	$11.5
Cash received for accounts receivable sold under the program	—	6.3	0.8	11.5
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	0.1
Expenses associated with the program	—	—	—	—
Total RPAs and Agreement
Gross accounts receivable sold to third party financial institution	$296.9	$290.0	$556.1	$554.6
Cash received for accounts receivable sold under the program	263.5	259.0	$494.6	$496.2
Deferred purchase price related to accounts receivable sold	33.4	30.9	$61.5	$58.4
Loss associated with the program	0.6	0.5	$1.3	$1.3
Expenses associated with the program	—	0.1	$0.1	$0.1

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the Consolidated Balance Sheets (Dollars in millions):

	April 30,	October 31,
	2014	2013
European RPA
Accounts receivable sold to and held by third party financial institution	$185.6	$179.0
Uncollected deferred purchase price related to accounts receivable sold	19.4	11.5
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$6.4	$4.4
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreement
Accounts receivable sold to and held by third party financial institution	$—	$4.5
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreement
Accounts receivable sold to and held by third party financial institution	$192.0	$187.9
Uncollected deferred purchase price related to accounts receivable sold	$19.4	$11.5

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

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	April 30,	October 31,
	2014	2013
Finished Goods	$101.2	$98.5
Raw materials	265.6	240.4
Work-in-process	40.3	36.4

	$407.1	$375.3

NOTE 5 — NET ASSETS HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET

There were two asset groups in the Flexible Products & Services segment with assets held for sale as of April 30, 2014 and October 31, 2013. During the six months ended April 30, 2014, one asset group was added and one asset group classified as held for sale was disposed in the Flexible Products & Services segment. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended April 30, 2014, the Company recorded a gain on disposal of property, plant and equipment, net of $1.5 million. There were sales of higher and better use (“HBU”) and surplus properties (for a description of Land Management segment property classifications, see Note 18) which resulted in gains of $1.3 million in the Land Management segment and sales of other miscellaneous equipment which resulted in aggregate gains of $0.2 million. None of these were previously classified as held for sale.

For the six months ended April 30, 2014, the Company recorded a gain on disposal of property, plant and equipment, net of $2.3 million. There were sales of HBU and surplus properties which resulted in gains of $2.7 million in the Land Management segment, a disposal of property in the Paper Packaging segment that resulted in a gain of $0.8 million, sales of other miscellaneous equipment which resulted in aggregate gains of $0.5 million partially offset by a disposal of an equity method investment in the Rigid Industrial Packaging & Services segment that resulted in a loss of $1.7 million. None of these were previously classified as held for sale.

For the three and six months ended April 30, 2014, the Company recorded a gain of $8.2 million and $16.9 million, respectively, relating to the sale of timberland. For the three and six months ended April 30, 2013, there were no sales of timberland.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2014 (Dollars in millions):

	Rigid Industrial Packaging & Services	Flexible Products & Services	Paper Packaging	Land Management	Total
Balance at October 31, 2013	$867.3	$76.3	$59.9	$—	$1,003.5
Goodwill acquired	34.4	—	—	—	34.4
Goodwill adjustments	(7.8)	—	—	—	(7.8)
Currency translation	(2.3)	0.2	—	—	(2.1)

Balance at April 30, 2014	$891.6	$76.5	$59.9	$—	$1,028.0

Goodwill increased by $24.5 million for the six month period ended April 30, 2014. The increase in goodwill was primarily related to an acquisition in the Rigid Industrial Packaging & Services segment partially offset by foreign currency fluctuations and a reclassification of an amount improperly classified as goodwill in a prior period.

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

During the second quarter of 2014, a prolonged, illegal occupation in the Flexible Products & Services reporting unit and the resulting financial impacts were determined to be a potential impairment indicator, requiring the Company to perform an interim impairment analysis. Based on the results of the interim impairment analysis of the goodwill for the Flexible Products & Services reporting unit, it was concluded that no goodwill impairment was required as of April 30, 2014. The estimated fair value of the Flexible Products & Services reporting unit was approximately 23% greater than the carrying amount of its assets (including goodwill) and liabilities at April 30, 2014.

The following table summarizes the carrying amount of net intangible assets by class as of April 30, 2014 and October 31, 2013 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2013:
Trademark and patents	$31.1	$4.3	$26.8
Non-compete agreements	14.6	12.6	2.0
Customer relationships	205.6	69.4	136.2
Other	23.5	7.7	15.8

Total	$274.8	$94.0	$180.8

April 30, 2014:
Trademark and patents	$31.4	$4.2	$27.2
Non-compete agreements	6.3	4.8	1.5
Customer relationships	216.6	76.2	140.4
Other	30.0	10.5	19.5

Total	$284.3	$95.7	$188.6

Gross intangible assets increased by $9.5 million for the six month period ended April 30, 2014. The increase in gross intangible assets was attributable to $14.0 million in preliminary purchase price allocations related to the two acquisitions completed in 2014, offset by a decrease related to currency fluctuations and the write-off of certain fully-amortized assets. Amortization expense for the three months ended April 30, 2014 and 2013 was $8.1 million and $5.2 million, respectively. Amortization expense for the six months ended April 30, 2014 and 2013 was $13.3 million and $10.2 million, respectively. Amortization expense for the next five years is expected to be $23.4 million in 2014, $21.1 million in 2015, $20.4 million in 2016, $19.6 million in 2017 and $19.1 million in 2018.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting, except for $14.7 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop and Box Board, all of which have indefinite lives. During the six month period ended April 30, 2014, certain intangible assets previously identified as having indefinite lives were determined to have definite lives, resulting in $2.5 million of amortization expense in the three month period ended April 30, 2014 that was related to prior periods.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2014 (Dollars in millions):

	Cash Charges		Non-cash Charges
	Employee Separation Costs	Other Costs	Asset Impairments	Total
Balance at October 31, 2013	$1.8	$1.2	$—	$3.0
Costs incurred and charged to expense	5.1	1.2	0.2	6.5
Costs paid or otherwise settled	(2.2)	(1.1)	(0.2)	(3.5)

Balance at April 30, 2014	$4.7	$1.3	$—	$6.0

The focus for restructuring activities in 2014 is to rationalize operations and close underperforming assets in both the Flexible Products & Services and Rigid Industrial Packaging & Services segments. During the three months ended April 30, 2014, the Company recorded restructuring charges of $3.9 million, which compares to ($0.1) million of restructuring charges during the three months ended April 30, 2013. The restructuring activity for the three months ended April 30, 2014 consisted of $2.7 million in employee separation costs and $1.2 million in other restructuring costs, primarily consisting of professional fees. During the six months ended April 30, 2014, the Company recorded restructuring charges of $6.5 million, which compares to $1.2 million of restructuring charges during the six months ended April 30, 2013. The restructuring activity for the six months ended April 30, 2014 consisted of $5.1 million in employee separation costs, $0.2 million in asset impairments and $1.2 million in other restructuring costs, primarily consisting of lease termination costs and professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred were $6.9 million and $6.6 million as of April 30, 2014 and October 31, 2013, respectively. The increase was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the six month period ended April 30, 2014	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$6.8	$3.0	$3.8
Asset impairments	0.2	0.2	—
Other restructuring costs	1.4	0.1	1.3

	8.4	3.3	5.1
Flexible Products & Services
Employee separation costs	2.5	2.1	0.4
Asset impairments	—	—	—
Other restructuring costs	2.5	1.1	1.4

	5.0	3.2	1.8

	$13.4	$6.5	$6.9

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

The Company completed the second phase of these transactions in the first quarter of 2006. In this phase, the Company sold 15,300 acres of timberland holdings in Florida for $29.3 million, resulting in a pre-tax gain of $27.4 million. The final phase of this transaction, approximately 5,700 acres sold for $9.7 million in the second quarter of 2006 which resulted in a pre-tax gain of $9.0 million.

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

As of April 30, 2014 and October 31, 2013, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended April 30, 2014 and 2013, the Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2014 and 2013, the Buyer SPE recorded interest income of $1.2 million.

As of April 30, 2014 and October 31, 2013, STA Timber had long-term debt of $43.3 million. For both of the three month periods ended April 30, 2014 and 2013, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2014 and 2013, STA Timber recorded interest expense of $1.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

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

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$155.5	$44.9	$163.6	$364.0
Total liabilities	209.8	1.2	57.3	268.3

Net assets	$(54.3)	$43.7	$106.3	$95.7

April 30, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$158.9	$41.0	$171.7	$371.6
Total liabilities	150.8	0.6	47.3	198.7

Net assets	$8.1	$40.4	$124.4	$172.9

In April 2014, there was a conversion of the short-term loans payable and accrued interest to equity. This transaction was comprised of loans payable to another Greif entity and those payable to NSC. As of October 31, 2013, Asset Co. had outstanding advances to NSC of $0.6 million which were being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub. These advances were recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet. As of October 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans were interest bearing and were used to fund certain operational requirements.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2014 and 2013 were $4.0 million and $0.4 million, respectively; and for the six months ended April 30, 2014 and 2013, net losses attributable to the noncontrolling interest were $5.5 million and $1.1 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2014	October 31, 2013
Amended Credit Agreement	$294.9	$222.9
Senior Notes due 2017	301.5	301.8
Senior Notes due 2019	244.7	244.4
Senior Notes due 2021	274.1	272.9
Amended Receivables Facility	170.0	140.0
Other long-term debt	30.6	35.2

	1,315.8	1,217.2
Less current portion	(15.0)	(10.0)

Long-term debt	$1,300.8	$1,207.2

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $674.2 million as of April 30, 2014, which has been reduced by $15.9 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of April 30, 2014, the Company was in compliance with these covenants.

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

During the three months ended April 30, 2014 and 2013, the Company recorded no debt extinguishment charges. During the six months ended April 30, 2014, the Company recorded no debt extinguishment charges. During the six months ended April 30, 2013, the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with the 2010 Credit Agreement (as defined below). Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

As of April 30, 2014, $294.9 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $15.0 million and the long-term portion was $279.9 million. The weighted average interest rate on the Amended Credit Agreement was 1.69% for the six months ended April 30, 2014. The actual interest rate on the Amended Credit Agreement was 1.73% as of April 30, 2014.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of previously outstanding 8.875% Senior Subordinated Notes in a tender offer and for general corporate purposes.

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2014, the Company was in compliance with these covenants.

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

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2014, the Company was in compliance with these covenants.

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

The Indenture pursuant to which these Senior Notes were issued contains certain covenants. As of April 30, 2014, the Company was in compliance with these covenants.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, the Company amended and restated its existing receivables financing facility to establish a $170 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, the Company can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of the Company’s trade accounts receivable in the United States and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that the Company maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the Interest Coverage Ratio to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of April 30, 2014, the Company was in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes.

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

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of April 30, 2014, the Company had outstanding other debt of $101.0 million, comprised of $30.6 million in long-term debt and $70.4 million in short-term borrowings, compared to other debt outstanding of $99.3 million, comprised of $35.2 million in long-term debt and $64.1 million in short-term borrowings, as of October 31, 2013.

As of April 30, 2014, the current portion of the Company’s long-term debt was $15.0 million. Annual maturities, including the current portion, of long-term debt under the Company’s various financing arrangements were $5.0 million in 2014, $50.6 million in 2015, $190.0 million in 2016, $321.5 million in 2017, $229.9 million in 2018 and $518.8 million thereafter.

As of April 30, 2014 and October 31, 2013, the Company had deferred financing fees and debt issuance costs of $11.9 million and $13.4 million, respectively, which are included in other long-term assets.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2014 (Dollars in millions):

	October 31, 2013
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.9)	$—	$(0.9)	Other long-term liabilities
Foreign exchange hedges	—	0.3	—	0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(1.0)	—	(1.0)	Other current liabilities

Total*	$—	$(1.6)	$—	$(1.6)

	April 30, 2014
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.6)	$—	$(0.6)	Other long-term liabilities
Foreign exchange hedges	—	0.2	—	0.2	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities

Total*	$—	$(0.6)	$—	$(0.6)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2014 approximate their fair values because of the short-term nature of these items and are not included in this table.

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

The Company has two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company receives interest based upon a variable interest rate from the counterparties (weighted average of 0.15% as of April 30, 2014 and 0.17% as of October 31, 2013) and pays interest based upon a fixed interest rate (weighted average of 0.75% as of April 30, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.2 million and $0.2 million for the three months ended April 30, 2014 and 2013, respectively; and were $0.4 million and $0.4 million for the six months ended April 30, 2014 and 2013, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The fair value of these contracts was $0.4 million and $0.6 million recorded in accumulated other comprehensive income as of April 30, 2014 and October 31, 2013, respectively.

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

As of April 30, 2014, the Company had outstanding foreign currency forward contracts in the notional amount of $122.4 million ($137.6 million as of October 31, 2013). At April 30, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were ($2.0) million and $1.3 million for the three months ended April 30, 2014 and 2013, respectively; and were $0.2 million and ($0.4) million for the six months ended April 30, 2014 and 2013, respectively.

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

From time to time, the Company has entered into certain cash flow hedges to mitigate its exposure to cost fluctuations in natural gas prices. Under these hedge agreements, the Company agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of April 30, 2014 or October 31, 2013.

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

The following table presents the estimated fair value compared to the carrying amount for the Company’s Senior Notes and the Assets held by special purpose entities (Dollars in millions):

	April 30, 2014	October 31, 2013
Senior Notes due 2017
Estimated fair value	$336.7	$334.5
Carrying amount	301.5	301.8
Senior Notes due 2019
Estimated fair value	288.1	289.9
Carrying amount	244.7	244.4
Senior Notes due 2021
Estimated fair value	329.1	317.9
Carrying amount	274.1	272.9
Assets held by special purpose entities
Estimated fair value	50.5	50.1
Carrying amount	50.9	50.9

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company may close manufacturing facilities during the next few years as part of restructuring plans to rationalize costs and realize benefits of synergies. The assumptions used in measuring fair value of long-lived assets are considered level 2 inputs, which include bids received from third parties, recent purchase offers, and market comparables.

During the three and six month periods ended April 30, 2014, the Company recognized no impairment charges. During the six month period ended April 30, 2013, the Company recognized impairment charges of $1.8 million, primarily for assets under contract to be sold in the Paper Packaging segment.

Net Assets Held for Sale

The assumptions used in measuring fair value of net assets held for sale are considered level 2 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the six month period ended April 30, 2014, the Company has not recorded additional impairment related to assets which were previously classified as net assets held for sale. As of October 31, 2013 the Company recorded $4.6 million of impairment related to assets which were previously classified as net assets held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of April 30, 2014 or October 31, 2013.

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

NOTE 12 — INCOME TAXES

Income tax expense was $19.5 million for the second quarter of 2014 compared with $19.6 million for the second quarter of 2013. The company’s effective tax rate was 36.2 percent for the second quarter of 2014 versus 31.8 percent for the second quarter of 2013. The second quarter 2014 effective tax rate reflects the impact of a shift in global earnings mix to countries with higher tax rates, which was partially offset by a net discrete tax benefit in the amount of $1.0 million related to prior periods. The net discrete tax benefit related to international subsidiaries in Canada ($2.0 million of tax expense) and Brazil ($3.0 million of tax benefit).

The Company has estimated the reasonably possible net change in its unrecognized tax benefits through April 30, 2015 under ASC 740, “Income Taxes”. The Company’s estimate is based on expected settlements, payments of uncertain tax positions and lapses of applicable statutes of limitations. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $17.5 million. Actual results may differ materially from this estimate.

NOTE 13 — RETIREMENT PLANS AND POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Service cost	$3.9	$4.2	$7.8	$8.4
Interest cost	7.4	6.9	14.8	13.8
Expected return on plan assets	(8.5)	(8.1)	(17.0)	(16.2)
Amortization of prior service cost, initial net asset and net actuarial gain	2.7	4.2	5.4	8.4

Net periodic pension costs	$5.5	$7.2	$11.0	$14.4

The Company made $6.6 million in pension contributions in the six months ended April 30, 2014. The Company estimates $13.2 million of pension contributions for the twelve months ended October 31, 2014.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(0.8)	(0.8)

Net periodic benefit for postretirement benefits	$(0.2)	$(0.2)	$(0.4)	$(0.4)

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

Environmental Reserves

As of April 30, 2014 and October 31, 2013, environmental reserves of $26.2 million and $26.8 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2014 and October 31, 2013, environmental reserves of the Company included $13.8 million and $13.8 million, respectively, for its blending facility in Chicago, Illinois, $7.5 million and $7.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.3 million and $2.3 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $2.6 million and $3.0 million for various other facilities around the world.

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

The following table provides EPS information for each period, respectively:

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$35.8	$40.2	$65.3	$63.8
Cash dividends	24.7	24.6	49.1	49.0

Undistributed net income attributable to Greif, Inc.	$11.1	$15.6	$16.2	$14.8
Denominator for basic EPS
Class A common stock	25.5	25.4	25.5	25.4
Class B common stock	22.1	22.1	22.1	22.1
Denominator for diluted EPS
Class A common stock	25.6	25.4	25.5	25.4
Class B common stock	22.1	22.1	22.1	22.1
EPS Basic
Class A common stock	$0.61	$0.69	$1.12	$1.09
Class B common stock	$0.92	$1.03	$1.67	$1.63
EPS Diluted
Class A common stock	$0.61	$0.69	$1.12	$1.09
Class B common stock	$0.92	$1.03	$1.67	$1.63
Dividends per share
Class A common stock	$0.42	$0.42	$0.84	$0.84
Class B common stock	$0.63	$0.63	$1.25	$1.25

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the six months ended April 30, 2014 and 2013, the Company repurchased no shares of Class A or Class B Common Stock, respectively. As of April 30, 2014, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2012 through April 30, 2014.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,456,724	16,825,196
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
April 30, 2014:
Class A Common Stock	128,000,000	42,281,920	25,553,357	16,728,563
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Class A Common Stock:
Basic shares	25,540,341	25,390,486	25,505,348	25,353,441
Assumed conversion of stock options	19,942	42,994	20,388	40,008

Diluted shares	25,560,283	25,433,480	25,525,736	25,393,449

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966	22,119,966	22,119,966

No stock options were antidilutive for the three and six month periods ended April 30, 2014 and 2013, respectively.

NOTE 16 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in four such affiliates. Equity earnings of unconsolidated affiliates, net of tax for the three months ended April 30, 2014 and 2013 were $0.1 million and $0.2 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended April 30, 2014. Dividends received were immaterial for the three months ended April 30, 2013. Equity earnings of unconsolidated affiliates, net of tax for the six months ended April 30, 2014 and 2013 were $0.2 million and $0.3 million, respectively. Dividends received from the Company’s equity method affiliates for the six months ended April 30, 2014 were $0.2 million and were immaterial for the six months ended April 30, 2013. The Company has made loans to an entity deemed a VIE and accounted for as an unconsolidated equity investment. These loans bear interest at various interest rates. The original principal balance of these loans was $22.2 million. As of April 30, 2014, these loans had an outstanding balance of $13.4 million.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted from)/added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the three months ended April 30, 2014 and 2013 was $1.3 million and ($2.1) million, respectively. Net (income) loss attributable to noncontrolling interests for the six months ended April 30, 2014 and 2013 was $0.2 million and ($3.4) million, respectively.

NOTE 17 — SHAREHOLDERS EQUITY AND COMPREHENSIVE INCOME

The following table summarizes the changes of Shareholders’ Equity from October 31, 2013 to April 30, 2014 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Noncontrolling interests	Accumulated Other Comprehensive Income (Loss)	Shareholders’ Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,443.8	$114.8	$(159.0)	$1,398.0
Net income					65.3	(0.2)		65.1
Other comprehensive income (loss):
- foreign currency translation						2.5	(25.8)	(23.3)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.1 million							0.3	0.3
- Unrealized loss on cash flow hedges, net of immaterial income tax expense							(0.1)	(0.1)
- minimum pension liability adjustment, net of income tax benefit of $0.3 million							(0.9)	(0.9)

Comprehensive income								41.1

Noncontrolling interests, loan conversion and other						15.1		15.1
Dividends paid					(49.1)			(49.1)
Stock options exercised	18	0.5	(18)	—				0.5
Restricted stock executives and directors	22	1.1	(22)	0.1				1.2
Long-term incentive shares issued	56	2.9	(56)	0.1				3.0

As of April 30, 2014	47,673	$133.9	29,169	$(130.8)	$1,460.0	$132.2	$(185.5)	$1,409.8

The following table provides the rollforward of accumulated other comprehensive income for the six months ended April 30, 2014 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2013	$(63.3)	$(0.6)	$(95.1)	$(159.0)
Other Comprehensive Loss Before Reclassifications	(25.8)	(0.1)	(0.9)	$(26.8)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.3	—	$0.3

Current-period Other Comprehensive Income (Loss)	(25.8)	0.2	(0.9)	(26.5)

Balance as of April 30, 2014	$(89.1)	$(0.4)	$(96.0)	$(185.5)

The following table provides the rollforward of accumulated other comprehensive income for the six months ended April 30, 2013 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2012	$(69.1)	$(0.9)	$(126.0)	$(196.0)
Other Comprehensive Income (Loss) Before Reclassifications	(7.3)	(0.1)	0.8	(6.6)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.2	—	0.2

Current-period Other Comprehensive Income (Loss)	(7.3)	0.1	0.8	(6.4)

Balance as of April 30, 2013	$(76.4)	$(0.8)	$(125.2)	$(202.4)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the six months ended April 30 (Dollars in millions):

Details about Accumulated Other	Amount Reclassified from Accumulated Other Comprehensive Loss		Location on Consolidated
Comprehensive Income Components	2014	2013	Statements of Income
Cash Flow Hedges	$0.3	$0.2	Other expense, net

	$0.3	$0.2	Net income

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

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 238,850 acres of timber properties in the southeastern United States, which are actively managed, and 10,300 acres of timber properties in Canada. Land Management’s operations focus on the active harvesting and regeneration of the Company’s United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

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

The disposal of surplus and HBU property is reported in the consolidated statements of income under “gain on disposals of properties, plants and equipment, net” and the sale of development property is reported under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by the Company to productively grow and sell timber until sold. Therefore, when surplus and HBU property is sold, operating profit could result in an amount higher than net sales.

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

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013
Net sales
Rigid Industrial Packaging & Services	$784.3	$773.4	$1,496.6	$1,477.8
Paper Packaging	205.0	194.5	407.7	378.7
Flexible Products & Services	105.3	112.4	218.5	223.8
Land Management	6.1	8.6	12.3	17.2

Total net sales	$1,100.7	$1,088.9	$2,135.1	$2,097.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$47.2	$53.2	$76.7	$84.7
Paper Packaging	26.5	25.7	56.5	53.4
Flexible Products & Services	(10.3)	0.8	(9.5)	1.4
Land Management	11.2	4.2	22.9	8.4

Total operating profit	$74.6	$83.9	$146.6	$147.9

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$29.3	$26.6	$56.7	$53.5
Paper Packaging	8.1	7.4	15.3	15.4
Flexible Products & Services	3.7	3.7	7.4	7.2
Land Management	0.8	1.2	1.6	2.3

Total depreciation, depletion and amortization expense	$41.9	$38.9	$81.0	$78.4

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013
Net sales:
North America	$534.6	$513.3	$1,035.0	$989.4
Europe, Middle East and Africa	415.7	413.5	790.7	784.1
Asia Pacific and Latin America	150.4	162.1	309.4	324.0

Total net sales	$1,100.7	$1,088.9	$2,135.1	$2,097.5

The following table presents total assets by segment and geographic area (Dollars in millions):

	April 30, 2014	October 31, 2013
Assets:
Rigid Industrial Packaging & Services	$2,491.5	$2,441.6
Paper Packaging	419.6	413.3
Flexible Products & Services	366.1	367.3
Land Management	297.3	280.7

Total segments	3,574.5	3,502.9

Corporate and other	422.1	379.3

Total assets	$3,996.6	$3,882.2

Assets:
North America	$1,903.4	$1,818.2
Europe, Middle East and Africa	1,549.5	1,517.4
Asia Pacific and Latin America	543.7	546.6

Total assets	$3,996.6	$3,882.2

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of April 30, 2014 and October 31, 2013, and for the consolidated statements of income for the three and six months ended April 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (the “2013 Form 10-K”). Readers are encouraged to review the entire 2013 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

As of April 30, 2014, we owned approximately 238,850 acres of timber properties in the southeastern United States, which are actively managed, and approximately 10,300 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

Trends

The slow motion global economic recovery is anticipated to continue during the remainder of fiscal 2014, resulting in moderate sales volume improvement and slightly higher raw material costs in certain regions. The Rigid Industrial Packaging & Services segment is anticipated to benefit from moderate volume growth, especially in Europe, and Greif Business System cost savings. Specific actions will be implemented in the Flexible Products segment during the second half of 2014 as this business is repositioned for sustainable growth and profitability. Additionally, we are pursuing the sale of select non-core assets and plans to accelerate restructuring actions. The agricultural season in both North America and Europe is expected to produce encouraging demand in the second half of the year.

RESULTS OF OPERATIONS

The following comparative information is presented for the three and six month periods ended April 30, 2014 and 2013. Historically, revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

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

Second Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA* for each of our business segments for the three month periods ended April 30, 2014 and 2013 (Dollars in millions):

	Three months ended
	April 30,
	2014	2013
Net sales:
Rigid Industrial Packaging & Services	$784.3	$773.4
Paper Packaging	205.0	194.5
Flexible Products & Services	105.3	112.4
Land Management	6.1	8.6

Total net sales	$1,100.7	$1,088.9

Operating profit (loss):
Rigid Industrial Packaging & Services	$47.2	$53.2
Paper Packaging	26.5	25.7
Flexible Products & Services	(10.3)	0.8
Land Management	11.2	4.2

Total operating profit	$74.6	$83.9

EBITDA*:
Rigid Industrial Packaging & Services	$78.0	$80.9
Paper Packaging	33.8	32.3
Flexible Products & Services	(7.6)	3.4
Land Management	12.0	5.4

Total EBITDA	$116.2	$122.0

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended April 30, 2014 and 2013 (Dollars in millions):

For the three months ended April 30,	2014	2013
Net income	$34.5	$42.3
Plus: interest expense, net	20.4	21.4
Plus: income tax expense	19.5	19.6
Plus: depreciation, depletion and amortization expense	41.9	38.9
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	0.2

EBITDA*	$116.2	$122.0

Net income	$34.5	$42.3
Plus: interest expense, net	20.4	21.4
Plus: income tax expense	19.5	19.6
Plus: other expense, net	0.3	0.8
Less: equity earnings of unconsolidated affiliates, net of tax	0.1	0.2

Operating profit	74.6	83.9
Less: other expense, net	0.3	0.8
Plus: depreciation, depletion and amortization expense	41.9	38.9

EBITDA*	$116.2	$122.0

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended April 30, 2014 and 2013 (Dollars in millions):

For the three months ended April 30,	2014	2013
Rigid Industrial Packaging & Services
Operating profit	$47.2	$53.2
Less: other (income) expense, net	(1.5)	(1.1)
Plus: depreciation and amortization expense	29.3	26.6

EBITDA*	78.0	80.9
Paper Packaging
Operating profit	$26.5	$25.7
Less: other (income) expense, net	0.8	0.8
Plus: depreciation and amortization expense	8.1	7.4

EBITDA*	33.8	32.3
Flexible Products & Services
Operating profit (loss)	$(10.3)	$0.8
Less: other expense, net	1.0	1.1
Plus: depreciation and amortization expense	3.7	3.7

EBITDA*	(7.6)	3.4
Land Management
Operating profit	$11.2	$4.2
Plus: depreciation, depletion and amortization expense	0.8	1.2

EBITDA*	$12.0	$5.4

Consolidated EBITDA	$116.2	$122.0

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $1,100.7 million for the second quarter of 2014 compared with $1,088.9 million for the second quarter of 2013. The 1.1 percent increase in net sales was primarily due to the impact of a 2.3 percent increase in selling prices partially offset by a negative 1.0 percent impact from foreign currency translation. The higher selling prices were primarily for rigid industrial packaging products in North America, partially as a result of the pass-through realization of higher raw material costs, and for paper packaging products. Volumes in Europe and Asia within the Rigid Industrial Packaging & Services segment were higher than a year ago.

Operating Costs

Gross profit was $204.2 million for the second quarter of 2014 compared with $202.6 million for the second quarter of 2013. Improvements in the Rigid Industrial Packaging & Services and Paper Packaging segments were offset by declines in the Flexible Products & Services and Land Management segments. Gross profit margin was 18.6 percent for the second quarters of 2014 and 2013.

Selling general and administrative (“SG&A”) expenses increased 11.1 percent to $135.4 million for the second quarter of 2014 from $121.9 million for the second quarter of 2013 primarily related to higher professional fees, higher amortization expenses related to intangible assets and scalable business platform expenses. SG&A expenses were 12.3 percent of net sales for the second quarter of 2014 compared with 11.2 percent of net sales for the second quarter of 2013.

Restructuring Charges

Restructuring charges were $3.9 million for the second quarter of 2014 and were primarily related to employee separation costs in the Flexible Products & Services segment and footprint rationalization efforts in our Rigid Industrial Packaging & Services segment. Restructuring charges were immaterial for the second quarter of 2013.

Timberland gains

For the three months ended April 30, 2014, we recorded a gain of $8.2 million relating to the sale of timberland. For the three months ended April 30, 2013, there were no sales of timberland.

Acquisition-Related Costs

Acquisition-related costs were $0.3 million for the second quarter of 2014 and included $0.2 million of acquisition related costs and $0.1 million of acquisition integration costs attributable to acquisitions completed during 2014. For the second quarter of 2013, acquisition-related costs were immaterial.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $1.5 million for the second quarter 2014 compared to $3.1 million for the same period in 2013 due to less assets being sold.

Operating Profit

Operating profit was $74.6 million for the second quarter of 2014 compared with $83.9 million for the second quarter of 2013. The $9.3 million decrease consisted of an $11.1 million decrease in the Flexible Products & Services segment and a $6.0 million decrease in the Rigid Industrial Packaging & Services segment, partially offset by a $7.0 million increase in the Land Management segment and a $0.8 million increase in the Paper Packaging segment. Factors contributing to the $9.3 million decrease were the negative financial impact of items related to the occupation of a flexible products manufacturing facility and adverse weather-related conditions in two of our business segments.

EBITDA

EBITDA was $116.2 million for the second quarter of 2014 compared with $122.0 million for the second quarter of 2013. The $5.8 million decrease was primarily related to the adverse impact of the prolonged, illegal occupation at one of our flexible manufacturing facilities in Turkey. Depreciation, depletion and amortization expense was $41.9 million for the second quarter of 2014 compared with $38.9 million for the second quarter of 2013.

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

Net sales increased 1.4 percent to $784.3 million for the second quarter of 2014 compared with $773.4 million for the second quarter of 2013. The increase in net sales was attributable to product mix, volume improvements in Europe, and a 3.0 percent increase in selling prices, partially attributable to the contractual pass-through of higher resin costs. The impact of foreign currency translation was a negative 1.6 percent compared with the second quarter of 2013.

Gross profit was $144.0 million for the second quarter of 2014 compared with $136.7 million for the second quarter of 2013. Gross profit margin increased to 18.4 percent for the second quarter of 2014 from 17.7 percent for the second quarter of 2013. The increase was partially due to product mix.

Operating profit was $47.2 million for the second quarter of 2014 compared with $53.2 million for the second quarter of 2013. The $6.0 million decrease was due to higher than planned selling, general and administrative costs associated with increased professional fees, amortization of intangible assets and adverse weather-related conditions in North America and Latin America.

Restructuring charges for the second quarter of 2014 were $0.8 million related to the consolidation of certain Europe, Asia Pacific and Latin America operations. Restructuring charges for the second quarter of 2013 were immaterial.

EBITDA was $78.0 million for the second quarter of 2014 compared with $80.9 million for the second quarter of 2013. This decrease was due to the same factors that impacted the decrease in operating profit. Depreciation, depletion and amortization expense was $29.3 million for the second quarter of 2014 compared with $26.6 million for the second quarter of 2013.

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

Net sales increased 5.4 percent to $205.0 million for the second quarter of 2014 compared with $194.5 million for the second quarter of 2013. The increase was attributable to higher selling prices partially realized as a result of the pass-through of a previous containerboard price increase and increasing sales of specialty products, partially offset by the impact of adverse weather-related conditions.

Gross profit increased 4.9 percent to $43.1 million for the second quarter of 2014 from $41.1 million for the second quarter of 2013 as a result of the same factors that impacted the segment’s net sales. Gross profit margin decreased slightly to 21.0 percent for the second quarter of 2014 from 21.1 percent for the second quarter of 2013.

Second quarter operating profit increased 3.1 percent to a second quarter record of $26.5 million compared with $25.7 million for the second quarter of 2013 due to higher selling prices partially offset by higher energy, input and logistic costs associated with adverse weather related conditions.

EBITDA was $33.8 million for the second quarter of 2014 compared with $32.3 million for the second quarter of 2013. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $8.1 million for the second quarter of 2014 compared with $7.4 million for the second quarter of 2013.

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

Net sales decreased 6.3 percent to $105.3 million for the second quarter of 2014 compared with $112.4 million for the second quarter of 2013. The decrease in net sales was attributable to selling price decreases of 5.6 percent and volume decreases of 1.7 percent due to lost sales as a result of the occupation of a manufacturing facility and product mix. The impact of foreign currency translation was a positive 1.0 percent compared with the second quarter of 2013.

Gross profit was $14.8 million for the second quarter of 2014 compared with $20.6 million for the second quarter of 2013. Gross profit margin decreased to 14.1 percent for the second quarter of 2014 from 18.3 percent for the second quarter of 2013 primarily due to the occupation of a manufacturing facility, which resulted in higher costs incurred to find alternative supply sources to satisfy customers and idle facility costs.

Operating loss was $10.3 million for the second quarter of 2014 compared with an operating profit of $0.8 million for the second quarter of 2013 due to incremental security costs for certain facilities, unplanned costs to service customers and the impact of lost sales.

EBITDA was negative $7.6 million for the second quarter of 2014 compared with $3.4 million for the second quarter of 2013. This decrease was due to the same factors that impacted the segment’s operating profit (loss). Depreciation, depletion and amortization expense was $3.7 million for the second quarters of 2014 and 2013.

Land Management

As of April 30, 2014, our Land Management segment consisted of approximately 238,850 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 10,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales decreased 29.1 percent to $6.1 million for the second quarter of 2014 compared with $8.6 million for the second quarter of 2013. The decrease was due to lower planned sales of timber in the second quarter of 2014.

Operating profit increased to $11.2 million for the second quarter of 2014 from $4.2 million for the second quarter of 2013 primarily due to an $8.2 million gain on the disposal of timberland in the third and fourth phases of an approximately $90 million multi-phase sales contract. We anticipate closing the final phase of this contract by the first quarter of 2015 and estimate a gain of approximately $22 to $24 million on that sale. Special use property disposals included in operating profit were $1.2 million for the second quarter of 2014 compared with $0.5 million for the second quarter of 2013.

EBITDA was $12.0 million for the second quarter of 2014 compared with $5.4 million for the second quarter of 2013. This increase was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $0.8 million for the second quarter of 2014 compared with $1.2 million for the second quarter of 2013.

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

As of April 30, 2014, we estimated that there were approximately 36,650 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $20.4 million for the second quarter of 2014 compared with $21.4 million for the second quarter of 2013. The slight decrease was a result of lower average interest rates due to refinancing activities in certain countries offset by higher average debt outstanding primarily resulting from two acquisitions completed in the first quarter of 2014.

Income tax expense

Income tax expense was $19.5 million for the second quarter of 2014 compared with $19.6 million for the second quarter of 2013. Our effective tax rate was 36.2 percent for the second quarter of 2014 compared with 31.8 percent for the second quarter of 2013. The higher 2014 effective tax rate reflects the impact of a shift in global earnings mix to countries with higher tax rates.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $0.1 million of equity earnings of unconsolidated affiliates, net of tax, during the second quarter 2014 compared to $0.2 million for the same period 2013.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests for the second quarters of 2014 and 2013 were $1.3 million and ($2.1) million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $35.8 million for the second quarter of 2014 compared to $40.2 million for the second quarter of 2013.

Year-to-Date Results

The following table sets forth the net sales, operating profit (loss) and EBITDA* for each of our business segments for the six month periods ended April 30, 2014 and 2013 (Dollars in millions):

	Six months ended
	April 30,
	2014	2013
Net sales:
Rigid Industrial Packaging & Services	$1,496.6	$1,477.8
Paper Packaging	407.7	378.7
Flexible Products & Services	218.5	223.8
Land Management	12.3	17.2

Total net sales	$2,135.1	$2,097.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$76.7	$84.7
Paper Packaging	56.5	53.4
Flexible Products & Services	(9.5)	1.4
Land Management	22.9	8.4

Total operating profit	$146.6	$147.9

EBITDA*:
Rigid Industrial Packaging & Services	$130.2	$135.5
Paper Packaging	71.8	69.0
Flexible Products & Services	(3.8)	7.2
Land Management	24.5	10.7

Total EBITDA	$222.7	$222.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the six month periods ended April 30, 2014 and 2013 (Dollars in millions):

For the six months ended April 30,	2014	2013
Net income	$65.1	$67.2
Plus: interest expense, net	40.8	44.3
Plus: income tax expense	36.0	32.8
Plus: depreciation, depletion and amortization expense	81.0	78.4
Less: equity earnings of unconsolidated affiliates, net of tax	0.2	0.3

EBITDA*	$222.7	$222.4

Net income	$65.1	$67.2
Plus: interest expense, net	40.8	44.3
Plus: income tax expense	36.0	32.8
Plus: other expense, net	4.9	3.9
Less: equity earnings of unconsolidated affiliates, net of tax	0.2	0.3

Operating profit	146.6	147.9
Less: other expense, net	4.9	3.9
Plus: depreciation, depletion and amortization expense	81.0	78.4

EBITDA*	$222.7	$222.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the six month periods ended April 30, 2014 and 2013 (Dollars in millions):

For the six months ended April 30,	2014	2013
Rigid Industrial Packaging & Services
Operating profit	$76.7	$84.7
Less: other expense, net	3.2	2.7
Plus: depreciation and amortization expense	56.7	53.5

EBITDA*	130.2	135.5
Paper Packaging
Operating profit	$56.5	$53.4
Less: other (income) expense, net	—	(0.2)
Plus: depreciation and amortization expense	15.3	15.4

EBITDA*	71.8	69.0
Flexible Products & Services
Operating profit (loss)	$(9.5)	$1.4
Less: other expense, net	1.7	1.4
Plus: depreciation and amortization expense	7.4	7.2

EBITDA*	(3.8)	7.2
Land Management
Operating profit	$22.9	$8.4
Plus: depreciation, depletion and amortization expense	1.6	2.3

EBITDA*	$24.5	$10.7

Consolidated EBITDA	$222.7	$222.4

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $2,135.1 million for the first half of 2014 compared with $2,097.5 million for the first half of 2013. The 1.8 percent increase in net sales was primarily due to the impact of a 2.9 percent increase in selling prices partially offset by a negative 1.0 percent impact from foreign currency translation. Selling prices for rigid industrial packaging products increased in North America primarily as a result of the pass-through of higher raw material costs. Selling prices for paper packaging products were higher due to a containerboard price increase that was realized in the third quarter of 2013. Consolidated volumes were flat compared with the first half of 2013.

Operating Costs

Gross profit increased to $390.8 million for the first half of 2014 from $389.3 million for the first half of 2013. Improvements in the Rigid Industrial Packaging & Services and Paper Packaging segments were offset by declines in Flexible Products & Services and Land Management segments. Gross profit was 18.3 percent of net sales for the first half of 2014 versus 18.6 percent of net sales for the first half of 2013.

SG&A expenses increased 5.1 percent to $256.9 million for the first half of 2014 from $244.5 million for the first half of 2013 primarily related to higher professional fees and higher amortization costs of intangible assets. SG&A expenses were 12.0 percent of net sales for the first half of 2014 compared with 11.7 percent of net sales for the first half of 2013.

Restructuring Charges

Restructuring charges were $6.5 million for the first half of 2014 and were primarily related to employee separation costs in the Flexible Products & Services segment and footprint rationalization efforts in our Rigid Industrial Packaging & Services segment. For the first half of 2013, restructuring charges of $1.2 million were primarily related to Asia Pacific operations in the Rigid Industrial Packaging & Services segment.

Timberland gains

For the six months ended April 30, 2014, we recorded a gain of $16.9 million relating to the sale of timberland. For the six months ended April 30, 2013, there were no sales of timberland.

Acquisition-Related Costs

Acquisition-related costs were $0.8 million and $0.6 million for the first half of 2014 and 2013, respectively. For the first half of 2014, these costs included $0.4 million of acquisition related costs and $0.4 million of acquisition integration costs attributable to acquisitions completed during 2014. First half of 2013 acquisition-related costs included $0.2 million of acquisition-related costs and $0.4 million of post-acquisition integration costs attributable to acquisitions completed during 2011.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net, decreased to $2.3 million for the first half 2014 compared to $4.3 million for the same period in 2013 due to less assets being sold.

Operating Profit

Operating profit was $146.6 million for the first half of 2014 compared with $147.9 million for the first half of 2013. The $1.3 million decrease consisted of $10.9 million decrease in Flexible Products & Services and an $8.0 million decrease in Rigid Industrial Packaging & Services, partially offset by $14.5 million increase in Land Management and a $3.1 million increase in Paper Packaging.

EBITDA

EBITDA was $222.7 million for the first half of 2014 compared with $222.4 million for the first half of 2013. The $0.3 million increase was primarily due to timberland gains and record first quarter results from our Paper Packaging segment, partially offset by the adverse impact of the prolonged occupation of a flexible products manufacturing facility. Depreciation, depletion and amortization expense was $81.0 million for the first half of 2014 compared with $78.4 million for the same period in 2013.

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

Net sales were $1,496.6 million for the first half of 2014 compared with $1,477.8 million for the first half of 2013. Selling prices increased 3.0 percent primarily from the pass-through of higher resin costs to customers and changes in product mix. The impact of foreign currency translation was a negative 1.6 percent compared with the first half of 2013.

Gross profit was $263.5 million for the first half of 2014 compared with $256.4 million for the first half of 2013. Gross profit margin increased to 17.6 percent for the first half of 2014 from 17.4 percent for the first half of 2013. The increase was primarily due to incremental value add improvement due to lower steel input prices and product mix partially offset by adverse weather conditions in North America during the last month of the prior quarter.

Operating profit was $76.7 million for the first half of 2014 compared with $84.7 million for the first half of 2013. The $8.0 million decrease was due to slightly lower volumes and higher than planned selling, general and administrative costs.

Restructuring charges for the first half of 2014 were $3.3 million primarily related to the consolidation of certain Europe, Asia Pacific and Latin America operations. Restructuring charges for the first half of 2013 were $0.9 million primarily related to the consolidation of certain Asia Pacific operations. Acquisition related costs were $0.8 million and $0.6 million for the first half of 2014 and 2013, respectively.

EBITDA was $130.2 million for the first half of 2014 compared with $135.5 million for the first half of 2013 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $56.7million for the first half of 2014 compared with $53.5 million for the same period in 2013.

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

Net sales were $407.7 million for the first half of 2014 compared with $378.7 million for the first half of 2013. Selling prices increased 6.2 percent due to a containerboard price increase realized in the third quarter of 2013. Volumes improved 1.4 percent in the first half of 2014 compared to the same period last year.

Gross profit increased 4.6 percent to $86.3 million for the first half of 2014 from $82.5 million for the first half of 2013. Gross profit margin decreased to 21.2 percent for the first half of 2014 from 21.8 percent for the first half of 2013. The decrease in gross profit margin was primarily due to higher energy, input and logistics costs associated with adverse weather related conditions partly offset by higher selling prices.

Operating profit increased 5.8 percent to $56.5 million for the first half of 2014 compared with $53.4 million for the first half of 2013, due to higher selling prices and volumes partially offset by higher energy, input and logistics costs associated with adverse weather related conditions.

EBITDA increased to $71.8 million for the first half of 2014 compared with $69.0 million for the first half of 2013 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $15.3 million and $15.4 million for the first half of 2014 and 2013, respectively.

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

Net sales were $218.5 million for the first half of 2014 compared with $223.8 million for the first half of 2013. The decrease in net sales was attributable to selling price decreases of 2.4 percent and volume decreases of 0.6 percent. The impact of foreign currency translation was a positive 0.7 percent compared with the first half of 2013.

Gross profit was $36.5 million for the first half of 2014 compared with $41.5 million for the first half of 2013. Gross profit margin decreased to 16.7 percent for the first half of 2014 from 18.5 percent for the first half of 2013 primarily due to the occupation of a manufacturing facility which resulted in higher costs incurred to find alternative supply sources to satisfy customers and idle facility costs.

Operating loss was $9.5 million for the first half of 2014 compared with an operating profit of $1.4 million for the first half of 2013 due to due incremental security costs for certain facilities, and additional costs to service customers.

Restructuring charges for the first half of 2014 were $3.2 million primarily related to the occupation of a manufacturing facility. There were $0.3 million of restructuring charges for the first half of 2013.

EBITDA was ($3.8) million for the first half of 2014 compared with $7.2 million for the first half of 2013 due to the same factors that impacted the segment’s operating loss. Depreciation, depletion and amortization expense was $7.4 million and $7.2 million for the first half of 2014 and 2013, respectively.

Land Management

As of April 30, 2014, our Land Management segment consisted of approximately 238,850 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 10,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Gains on the disposal of special use properties (surplus, HBU and development properties).

Net sales were $12.3 million for the first half of 2014 compared with $17.2 million for the first half of 2013. The $4.9 million decrease was due to lower planned sales of timber in the first half of 2014.

Operating profit increased to $22.9 million for the first half of 2014 from $8.4 million for the first half of 2013 primarily due to a $16.9 million gain on the disposal of timberland in the second, third and fourth phases of an approximately $90 million multi-phase sales contract. We anticipate closing the final phase of this contract by the first quarter of 2015 and estimate a gain of approximately $22 to $24 million. Special use property disposals included in operating profit were $2.7 million for the first half of 2014 compared with $0.7 million for the first half of 2013.

EBITDA was $24.5 million for the first half of 2014 compared with $10.7 million for the first half of 2013 due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $1.6 million and $2.3 million for the first half of 2014 and 2013, respectively.

As of April 30, 2014, we estimated that there were approximately 36,650 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $40.8 million for the first half of 2014 compared with $43.0 million for the first half of 2013. The decrease was a result of lower average interest rates due to refinancing activities in certain countries offset by higher average debt outstanding primarily resulting from two acquisitions completed in the first quarter of 2014.

Debt extinguishment charges

There were no debt extinguishment charges for the first half of 2014 compared with $1.3 million for the first half of 2013. The 2013 debt extinguishment charges related to amending and restating our previous senior secured credit facility in the first quarter of 2013.

Income tax expense

Income tax expense was $36.0 million for the first half of 2014 compared with $32.8 million for the first half of 2013. Our effective tax rate was 35.7 percent for the first half of 2014 compared with 32.9 percent for the first half of 2013. The higher 2014 effective tax rate reflects the impact of a shift in global earnings mix to countries with higher tax rates.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $0.2 million of equity earnings of unconsolidated affiliates, net of tax, during the first half of 2014 compared to $0.3 million for the same period 2013.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests for the first half of 2014 and 2013 were $0.2 million and ($3.4) million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $65.3 million for the first half of 2014 compared to $63.8 million for the first half of 2013.

BALANCE SHEET CHANGES

Working capital changes

The $7.3 million increase in accounts receivable to $489.2 million as of April 30, 2014 from $481.9 million as of October 31, 2013 was primarily due to timing of collections.

The $31.8 million increase in inventories to $407.1 million as of April 30, 2014 from $375.3 million as of October 31, 2013 was primarily due to purchases of certain materials in advance to take advantage of available discounts.

The $26.2 million increase in prepaid expenses and other current assets to $158.4 million as of April 30, 2014 from $132.2 million as of October 31, 2013 was due primarily to both the timing of sales of accounts receivable under the Nieuw Amsterdam Receivables Purchase Agreement and changes in value added tax receivables in certain countries.

Accounts payable were $432.5 million and $431.3 million as of April 30, 2014 and October 31, 2013, respectively.

The $6.3 million increase in short-term borrowings to $70.4 million as of April 30, 2014 from $64.1 million as of October 31, 2013 was primarily due to higher working capital requirements at various subsidiary operations.

Other balance sheet changes

The $93.6 million increase in long-term debt to $1,300.8 million as of April 30, 2014 from $1,207.2 million as of October 31, 2013 was partially attributable to two acquisitions completed in the first quarter of 2014.

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

Capital Expenditures

During the first six months of 2014, we invested $62.0 million in capital expenditures, which does not include our timberland purchases of $33.7 million, compared with capital expenditures of $55.5 million, excluding timberland purchases of $0.5 million, during the first six months of 2013.

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

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our new RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our other current assets. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $217.1 million as of April 30, 2014. As of April 30, 2014, total accounts receivable of $192.0 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs were immaterial for the three months ended April 30, 2014 and $0.1 million for the three months ended April 30, 2013. Expenses associated with the various RPAs were $0.1 million for the six months ended April 30, 2014 and $0.1 million for the six months ended April 30, 2013. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

There were two acquisitions during the first six months of 2014 and no material divestitures during the same period. One acquisition was in the Rigid Industrial Packaging & Services segment and one acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition is expected to complement our existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists.

There were no acquisitions or material divestitures during the first six months of 2013.

Refer to Note 2 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these acquisitions.

Borrowing Arrangements

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of April 30, 2014, a total of $294.9 million was outstanding and $674.2 million was available for borrowing under this facility, which has been reduced by $15.9 million for outstanding letters of credit as of April 30, 2014. The weighted average interest rate under the Amended Credit Agreement was 1.69% for the six months ended April 30, 2014.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1 (the “Interest Coverage Ratio Covenant”). As of April 30, 2014, we were in compliance with these covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2014, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2014, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2014, we were in compliance with these covenants.

Refer to Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we maintain a certain interest coverage ratio. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of April 30, 2014, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of April 30, 2014, $170.0 million was outstanding under the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of April 30, 2014, we had outstanding other debt of $101.0 million, comprised of $30.6 million in long-term debt and $70.4 million in short-term borrowings.

As of April 30, 2014, the current portion of our long-term debt was $15.0 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $5.0 million in 2014, $50.6 million in 2015, $190.0 million in 2016, $321.5 million in 2017, $229.9 million in 2018 and $518.8 million thereafter.

As of April 30, 2014 and October 31, 2013, we had deferred financing fees and debt issuance costs of $11.9 million and $13.4 million, respectively, which were included in other long-term assets.

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

We have two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.15% as of April 30, 2014 and 0.17% as of October 31, 2013) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of April 30, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.2 million and $0.2 million for the three months ended April 30, 2014 and 2013, respectively; and were $0.4 million and $0.4 million for the six months ended April 30, 2014 and 2013, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The fair value of these contracts was $0.4 million and $0.6 million recorded in accumulated other comprehensive income as of April 30, 2014 and October 31, 2013, respectively.

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

As of April 30, 2014, we had outstanding foreign currency forward contracts in the notional amount of $122.4 million ($137.6 million as of October 31, 2013). At April 30, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were ($2.0) million and $1.3 million for the three months ended April 30, 2014 and 2013, respectively; and were $0.2 million and ($0.4) million for the six months ended April 30, 2014 and 2013, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations. Accordingly, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases.

From time to time, we have entered into certain cash flow hedges to mitigate our exposure to cost fluctuations in natural gas prices. Under these hedge agreements, we had agreed to purchase natural gas at a fixed price. There were no energy hedges in effect as of April 30, 2014 or October 31, 2013.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the six months ended April 30, 2014 and 2013, we repurchased no shares of Class A or Class B Common Stock, respectively. As of April 30, 2014, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2012 through April 30, 2014.

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

In April 2014, there was a conversion of the short-term loans payable and accrued interest to equity. This transaction was comprised of loans payable to another Greif entity and those payable to NSC. As of October 31, 2013, Asset Co. had outstanding advances to NSC of $0.6 million which were being used to fund certain costs incurred in Saudi Arabia in respect of the fabric hub. These advances were recorded within the current portion related party notes and advances receivable on our consolidated balance sheet. As of October 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million recorded within short-term borrowings on our consolidated balance sheet. These loans were interest bearing and were used to fund certain operational requirements.

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

Recently Issued Accounting Standards

As of April 30, 2014, the FASB has issued ASU’s through 2014-09. We have reviewed each recently issued ASU and determined that the adoption of each ASU that is applicable to us will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The objective of this update is to prevent disposals of small groups of assets that are recurring in nature to qualify for discontinued operations presentation under Subtopic 205-20. The amendments in this update seek to attain this objective by only allowing disposals representing a strategic shift in operations to be presented as discontinued operations. The Company is expected to adopt the new guidance beginning on November, 1 2015, after which, new disposals of components will be evaluated for discontinued operations treatment using the new guidance and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. We have not yet determined the potential impact on our financial position, results of operations, comprehensive income, cash flow and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2013 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the Form 10-K for the fiscal year ended October 31, 2012, management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been and are being implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of April 30, 2014, there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions.

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, management had then concluded there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions. In response, actions were implemented to remediate the above identified material weakness, including the improvement of the technical competency of the staff through continuing education and revised accounting policies, improvement of the processes for accruing withholding tax expense, alignment of withholding tax accrual with the related interest income accrual, simplification of the Company’s subsidiary loan portfolio through enhanced design and maintenance, enhancements to the periodic tax reporting packages, and strengthening of the underlying process and analysis (Treasury, Accounting and Tax) that supports subsidiary financing decisions and procedures. These actions are in the process of being tested; however as of April 30, 2014, the controls and processes documented and implemented have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated. Once in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that as of April 30, 2014, there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions.

The Company recorded a net benefit to income tax expense in the current period as a result of an intercompany merger of entities in Brazil that should have been accounted for in the first quarter of 2014 when the merger was executed. This error was not material to either the current period or prior quarter and therefore was recorded in the current period. This error was primarily caused by a failure in the control requiring the local business unit to prepare and review an internal quarterly reporting information package, along with the failure of the business unit to obtain appropriate approvals for the transaction. The Company determined that its other controls were not designed to operate with sufficient precision to have prevented or detected the error. Because of the magnitude of potential error that could be caused by a failure of this control, management has concluded there was a material weakness in internal control over financial reporting related to the preparation and review of the quarterly reporting information package in our Latin America strategic business unit. The Company is taking actions to remediate the material weakness, including strengthening existing processes and approval policies covering changes to legal entity structure and additional training and communication about the review of the quarterly reporting information package.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Management has concluded that, because of a material weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions, a material weakness in our internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions, and a material weakness in our internal controls over financial reporting related to the preparation and review of the quarterly reporting information package in our Latin America strategic business unit, our disclosure controls and procedures were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2013	—		—	815,728
December 2013	—		—	815,728
January 2014	—		—	815,728
February 2014	—		—	815,728
March 2014	—		—	815,728
April 2014	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2013	—		—	815,728
December 2013	—		—	815,728
January 2014	—		—	815,728
February 2014	—		—	815,728
March 2014	—		—	815,728
April 2014	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2014, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flow and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 6, 2014	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer