Form 10-K
period 2014-10-31
GREIF INC
filed 2015-01-21
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Non-voting common equity (Class A Common Stock) – $1,333,175,524

Voting common equity (Class B Common Stock) – $326,613,108

The number of shares outstanding of each of the Registrant’s classes of common stock, as of January 9, 2015, was as follows:

Class A Common Stock – 25,609,302

Class B Common Stock – 22,119,966

Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:

1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on March 2, 2015 (the “2014 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2015 Proxy Statement will be filed within 120 days of October 31, 2014.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and subsidiaries (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM  1. BUSINESS

(a) General Development of Business

We are a leading global producer of industrial packaging products and services with manufacturing facilities located in over 50 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, blending, filling, logistics, warehousing and other packaging services. We also produce containerboard and corrugated products for niche markets in North America. We are also a leading global producer of flexible intermediate bulk containers. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. We also own timberland in Canada that we do not actively manage. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.

We were founded in 1877 in Cleveland, Ohio, as “Vanderwyst and Greif,” a cooperage shop co-founded by one of four Greif brothers. One year after our founding, the other three Greif brothers were invited to join the business, renamed Greif Bros. Company, making wooden barrels, casks and kegs to transport post-Civil War goods nationally and internationally. We later purchased nearly 300,000 acres of timberland to provide raw materials for our cooperage plants. We still own significant timber properties located in the southeastern United States and in Canada. In 1926, we incorporated as a Delaware corporation and made a public offering as The Greif Bros. Cooperage Corporation. In 1951, we moved our headquarters from Cleveland, Ohio to Delaware, Ohio, which is in the Columbus metro-area, where our corporate headquarters are currently located. Since the latter half of the 1900s, we have transitioned from our keg and barrel heading mills, stave mills and cooperage facilities to a global producer of industrial packaging products. Following our acquisition of Van Leer Packaging in 2001, a global steel and plastic drum manufacturer, we changed our name to Greif, Inc.

Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2014, 2013 or 2012, or to any quarter of those years, relate to the fiscal year ended in that year.

As used in this Form 10-K, the terms “Greif,” “the Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.

(b) Financial Information about Segments

We operate in five business segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management. Information related to each of these segments is included in Note 18 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

In the Paper Packaging segment, we sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications.

In the Flexible Products & Services segment, we are a leading global producer of flexible intermediate bulk containers and related services. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service customers and market segments similar to those of our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others.

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2014, we owned approximately 250,200 acres of timber property in the southeastern United States and approximately 5,300 acres of timber property in Canada.

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

In both the rigid industrial packaging industry and the flexible products industry, we compete by offering a comprehensive line of products on a global basis. In the paper packaging industry, we compete by concentrating on providing value-added, higher-margin corrugated products to niche markets. In addition, over the past several years we have closed higher cost facilities and otherwise restructured our operations, which we believe have significantly improved our cost competitiveness.

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

Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2014.

We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2015.

Refer also to Item 7 of this Form 10-K and Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2014, 2013 and 2012, and our reserves for environmental liabilities as of October 31, 2014.

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

Employees

As of October 31, 2014, we had approximately 13,325 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.

(d) Financial Information about Geographic Areas

Our operations are located in North and South America, Europe, the Middle East, Africa and the Asia Pacific regions. Information related to our geographic areas of operation is included in Note 18 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Refer to Quantitative and Qualitative Disclosures about Market Risk, included in Item 7A of this Form 10-K.

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

(f) Other Matters

Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. David B. Fischer, our President and Chief Executive Officer, has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, Mr. Fischer and Lawrence A. Hilsheimer, our Executive Vice President and Chief Financial Officer, have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. Refer to Exhibits 31.1 and 31.2 to this Form 10-K.

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

Historically, Our Business has been Sensitive to Changes in General Economic or Business Conditions.

Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and mineral products, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate could have a material adverse effect on our business, results of operations and financial condition.

Our Operations Subject Us to Currency Exchange and Political Risks that Could Adversely Affect Our Results of Operations.

We have operations in over 50 countries. Management of global operations is extremely complex, and operations outside the United States are subject to additional risks that may not exist, or be as significant, in the United States. As a result of our global operations, we are subject to certain risks that could disrupt our operations or force us to incur unanticipated costs.

The company also has indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros, Turkish Lira, Russian Rubles and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.

We are subject to various other risks associated with operating in countries outside the U.S., such as the following:

•	political, social and economic instability which has commonly been associated with developing countries but presently is also impacting several industrialized countries;

•	war, invasion, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on income remittances and other payments by international subsidiaries;

•	hyperinflation, currency devaluation or defaults in certain countries;

•	impositions or increase of investment and other restrictions or requirements by non-United States governments

•	national and regional labor strikes, whether legal or illegal and other labor or social actions; and

•	restrictive governmental trade policies, customs, import/export and other trade compliance regulations.

The Current and Future Challenging Global Economy and Disruption and Volatility of the Financial and Credit Markets may Adversely Affect Our Business.

Global economic conditions, including the modest economic recovery or any future economic downturns, either in the United States, Europe or in other regions in which we do business could negatively affect our business and results of operations. The volatility of the current economic climate, especially in relation to ongoing uncertainties related to geopolitical events around the world, makes it difficult for us to predict the complete impact of the forgoing matters on our business and results of operations. Due to these current and future economic conditions, our customers may face financial difficulties, the unavailability of or reduction in commercial credit, or both, that may result in decreased sales by and revenues to our company. Certain of our customers may cease operations or seek bankruptcy protection, which would reduce our cash flows and adversely impact our results of operations. Our customers that are financially viable and not experiencing economic distress may nevertheless elect to reduce the volume of orders for our products or close facilities in an effort to remain financially stable or as a result of the unavailability of commercial credit which would negatively affect our results of operations. We may also have difficulty accessing the global credit markets due to the downgrade of the U.S. credit rating and the resulting tightening of commercial credit availability and the financial difficulties of our customers, which would result in decreased ability to fund capital-intensive strategic projects. Further, we may experience challenges in forecasting revenues and operating results due to these global economic conditions. The difficulty in forecasting revenues and operating results may result in volatility in the market price of our common stock.

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

The Continuing Consolidation of Our Customer Base and Suppliers may Intensify Pricing Pressure.

Over the last few years, many of our large industrial packaging, containerboard and corrugated products customers have acquired, or been acquired by, companies with similar or complementary product lines. In addition, many of our suppliers of raw materials such as steel, resin and paper, have undergone a similar process of consolidation. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressures from our customers. The consolidation of our largest suppliers has resulted in limited sources of supply and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, results of operations and financial condition. Furthermore, if one or more of our major customers reduces, delays or cancels substantial orders, if one or more of our major suppliers is unable to timely produce and deliver our orders our business, results of operations, financial condition and cash flows may be materially and adversely affected, particularly for the period in which the reduction, delay or cancellation occurs and also possibly for subsequent periods.

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

Raw Material and Energy Price Fluctuations and Shortages may Adversely Impact Our Manufacturing Operations and Costs.

The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. For example, the availability of these raw materials and/or our ability to purchase and transport these raw materials may be unexpectedly disrupted by adverse weather conditions, natural disasters or a substantial economic downturn in the industries that provide any of those products. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

We may Encounter Difficulties Arising from Acquisitions.

We have in recent years invested a substantial amount of capital in acquisitions, joint ventures and strategic investments and we expect that we will continue to do so in the foreseeable future. We are continually evaluating acquisitions and strategic investments that are significant to our business both in the United States and internationally. Acquisitions, joint ventures and strategic investments involve numerous risks, including the failure to identify suitable acquisition candidates, complete acquisitions on acceptable terms and conditions, retain key customers, employees and contracts, the inability to integrate businesses without material disruption, unanticipated costs incurred in connection with integrating businesses, the incurrence of liabilities greater than anticipated or operating results that are less than anticipated, the inability to realize the projected value, and the inability to realize projected synergies. In addition, acquisitions, joint ventures and strategic investments and associated integration activities require time and attention of management and other key personnel, and other companies in our industries have similar acquisition and investment strategies. There can be no assurance that any acquisitions, joint ventures and strategic investments will be successfully integrated into our operations, that competition for acquisitions will not intensify or that we will be able to complete such acquisitions, joint ventures and strategic investments on acceptable terms and conditions. The costs of unsuccessful acquisition, joint venture and strategic investment efforts may adversely affect our results of operations, financial condition or prospects.

We may Incur Additional Restructuring Costs and there is no Guarantee that Our Efforts to Reduce Costs will be Successful.

We have restructured portions of our operations from time to time in recent years, particularly following acquisitions of businesses and periods of economic downturn due to recent and current global economic conditions, we have begun the implementation of a strategy to improve our business portfolio, address underperforming assets and generate additional cash. This strategy will include SG&A reductions throughout the company and will likely result in the rationalization of manufacturing facilities.

The rationalization of our manufacturing facilities may result in temporary constraints upon our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, system upgrades at our manufacturing facilities that impact ordering, production scheduling and other related manufacturing processes are complex, and could impact or delay production targets. A prolonged delay in our ability to fill orders on a timely basis could affect customer demand for our products and increase the size of our product inventories, causing future reductions in our manufacturing schedules and adversely affecting our results of operations. Moreover, our continuous development and production of new products will often involve the retooling of existing manufacturing facilities. This retooling may limit our production capacity at certain times in the future, which could adversely affect our results of operations and financial condition. In addition, the expansion and reconfiguration of existing manufacturing facilities could increase the risk of production delays, as well as require significant investments of capital.

While we expect these initiatives to result in significant profit opportunities and savings throughout our organization, our estimated profits and savings are based on several assumptions that may prove to be inaccurate, and as a result, there can be no assurance that we will realize these profits and cost savings or that, if realized, these profits and cost savings will be sustained. Failure to achieve or delays in achieving projected levels of efficiencies and cost savings from such measures, or unanticipated inefficiencies resulting from manufacturing and administrative reorganization actions in progress or contemplated, could adversely affect the Company’s results of operation and financial condition.

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

From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, U.S. federal, state and local, as well as international, tax laws and regulations, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Full realization of our deferred tax assets may be affected by a number of factors.

We have deferred tax assets, including U.S. and foreign operating loss carryforwards, capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which would increase our effective tax rate which could have a material adverse effect on our reported results of operations.

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

Our Ability to Attract, Develop and Retain Talented and Qualified Employees, Managers and Executives is Critical to Our Success.

Our ability to attract, develop and retain talented and qualified employees, including executives and other key managers, is important to our business. This is becoming more difficult in the current highly competitive hiring and retention environment. The retirement of or unforeseen loss of key officers and employees without appropriate succession planning or the ability to develop or hire replacements could hinder our strategic planning and execution and make it difficult to manage our business and meet our objectives resulting in a material adverse effect on our business, results of operations and financial condition.

Our Business may be Adversely Impacted by Work Stoppages and Other Labor Relations Matters.

We are subject to risk of work stoppages and other labor relations matters because a significant number of our employees are represented by unions. We have experienced work stoppages and strikes in the past, and there may be work stoppages and strikes in the future. Any prolonged work stoppage or strike at any one of our principal manufacturing facilities could have a negative impact on our business, results of operations and financial condition. In addition, upon the expiration of existing collective bargaining agreements, we may not reach new agreements without union action and any such new agreements may not be on terms satisfactory to us.

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

Our business is dependent upon our ability to execute, in an efficient and uninterrupted fashion, necessary business functions, such as accessing key business data, financial information, order processing, invoicing and the operation of IT dependent manufacturing equipment. In addition, a significant portion of the communication between our employees, customers and suppliers around the world depends on our IT systems. A shut-down of or inability to access one or more of our facilities, a power outage, a pandemic, or a failure of one or more of our IT, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis.

Our IT systems exist on platforms in more than 50 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business, results of operations and financial condition. In order to reduce this complexity, we are in the process of implementing a standard IT platform project to transition from many of the former systems to a single system. Given its scope, this project will take several years to complete and will require significant human and financial resources. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not exist in our systems.

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

A Security Breach of Customer, Employee, Supplier or Company Information may have a Material Adverse Effect on our Business, Financial Condition and Results of Operations.

In the conduct of our business we collect, use, transmit, store and report data on information systems and interact with customers, vendors and employees. Increased global IT security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. Despite our security measures, our IT systems and infrastructure may be vulnerable to computer viruses, cyber-attacks, security breaches caused by employee error or malfeasance or other disruptions. Any such threat could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. A security breach of our computer systems could interrupt or damage our operations or harm our reputation. In addition, we could be subject to legal claims or proceedings, liability under laws that protect the privacy of personal information and regulatory penalties if confidential information relating to customers, suppliers, employees or other parties is misappropriated from our computer system.

Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. A security breach of those computer systems could result in the loss, theft or disclosure of confidential information and could also interrupt or damage our operations, harm our reputation and subject us to legal claims.

Legislation/Regulation Related to Environmental and Health and Safety Matters and Corporate Social Responsibility Could Negatively Impact our Operations and Financial Performance.

We must comply with extensive laws, rules and regulations in the United States and in each of the countries where we conduct business regarding environmental matters, such as air, soil and water quality and waste disposal. We must also comply with extensive laws, rules and regulations regarding safety, health and corporate responsibility matters. There can be no assurance that compliance with existing and new laws, rules and regulations will not require significant expenditures.

For example, the Patient Protection and Affordable Care Act, which was adopted in 2010 and is being phased in over several years, could significantly increase the cost of the health care benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial condition.

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

In 2012, the U.S. Securities and Exchange Commission (SEC), as directed by Section 1502 of The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted new annual disclosure and reporting requirements for companies regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries. These requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of our products. We have incurred and will continue to incur costs associated with complying with the supply chain due diligence procedures required by the SEC. In addition, because our supply chain is complex, we may face reputation challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.

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

Product Liability Claims and Other Legal Proceedings Could Adversely Affect our Operations and Financial Performance.

We produce products and provide services related to other parties’ products. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.

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

Changing Climate, Climate Change Regulations and Greenhouse Gas Effects may Adversely Affect Our Operations and Financial Performance.

There is growing concern from members of the scientific community and the general public that emissions of greenhouse gases (GHG) and other human activities have or will cause significant changes in weather patterns and increase the frequency or severity of weather events, wildfires and flooding. Climate change creates physical and financial risk. Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in precipitation, droughts and extreme weather events. These types of events may adversely impact the Company, our suppliers, our customers and their ability to purchase our products and our ability to manufacture and transport our products on a timely basis and could result in a material adverse effect on our business, results of operations and financial condition.

We believe it is likely that the scientific and political attention to issues concerning the extent and causes of climate change will continue, with the potential for further legislation and regulations that could affect our results of operations and financial condition. Concerned parties, such as legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce GHG emissions. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with the limitations. Failure to comply with these regulations could result in fines to our company and could affect our business, results of operations and financial condition.

We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.

The Frequency and Volume of Our Timber and Timberland Sales will Impact Our Financial Performance.

We have a significant inventory of standing timber and timberland and approximately 31,550 acres of special use properties in the United States and Canada as of October 31, 2014. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition and results of operations. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.

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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As further described in Item 9A of this Form 10-K, management has concluded that, because of material weaknesses in internal controls over financial reporting related to accounting for non-routine or complex transactions, accounting for deferred income taxes and information technology controls, our disclosure controls and procedures were not effective as of October 31, 2014. If we fail to correct these material weaknesses in our internal controls, or having corrected such material weaknesses, thereafter failing to maintain the adequacy of our internal controls, we could be subjected to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, continued or future failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition.

The Company has a Significant Amount of Goodwill, and if Impaired in the Future, would adversely impact our results of operations.

Impairment of the Company’s goodwill would reduce the Company’s net income in the period of any such write down. At October 31, 2014, the carrying value of the Company’s goodwill was $880.2 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill. As further described in Item 7 and Note 6 of Item 8 of this Form 10-K, in 2014, the Company has recorded the impairment of all of the goodwill associated with the Flexible Products & Services segment.

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

Location	Products or Use	Owned	Leased

RIGID INDUSTRIAL PACKAGING & SERVICES

Algeria	Steel drums	—	1

Argentina	Steel and plastic drums, water bottles and distribution centers	2	1

Australia	Closures	—	2

Austria	Steel drums and reconditioned containers and services	—	1

Belgium	Steel and plastic drums, reconditioned containers and services and shared services	3	1

Brazil	Steel and plastic drums, water bottles, closures, intermediate bulk containers, warehouse and general office	5	8

Canada	Fibre, steel and plastic drums and blending and packaging services	3	2

Chile	Steel drums, water bottles and distribution centers	1	1

China	Steel drums, closures, blending and packaging services and general offices	9	—

Colombia	Steel and plastic drums and water bottles	1	1

Costa Rica	Steel Drums	—	1

Czech Republic	Steel drums	1	—

Denmark	Fibre drums	—	1

Egypt	Steel drums	1	—

France	Steel and plastic drums, closures, reconditioned containers and services and distribution centers	4	—

Germany	Fibre, steel and plastic drums, closures, intermediate bulk containers, reconditioned containers and services, and distribution centers	5	3

Greece	Steel drums and warehouse	1	—

Guatemala	Steel drums	1	—

Hungary	Steel drums and shared services	1	1

Israel	Fibre, steel and plastic drums and intermediate bulk containers	—	1

Italy	Steel and plastic drums, closures, water bottles, intermediate bulk containers and distribution center	1	5

Jamaica	Water bottles and distribution center	—	1

Location	Products or Use	Owned	Leased

Kazakhstan	Distribution center	—	1

Kenya	Steel and plastic drums	—	1

Malaysia	Steel and plastic drums	1	—

Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	3

Morocco	Steel and plastic drums	1	—

Netherlands	Fibre, steel and plastic drums, closures, reconditioned containers and services, paints and linings, research center and general offices	4	3

Nigeria	Steel and plastic drums	—	1

Norway	Steel and plastic drums	—	1

Philippines	Steel drums and water bottles	—	1

Poland	Steel drums and water bottles	1	—

Portugal	Steel drums	1	—

Russia	Steel drums, water bottles and intermediate bulk containers	6	2

Saudi Arabia	Steel drums	—	1

Singapore	Steel drums, steel parts and distribution center	1	—

Spain	Steel drums and distribution center	3	1

Sweden	Steel drums, plastic drums, intermediate bulk containers and distribution center	1	1

Taiwan	Steel drums and distribution center	—	1

Turkey	Steel drums and water bottles	1	—

Ukraine	Distribution center and water bottles	—	1

United Arab Emirates	Held for sale	—	1

United Kingdom	Steel and plastic drums, water bottles, reconditioned containers and services and distribution centers	3	—

United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, distribution centers and blending and packaging services	22	29

Venezuela	Steel and plastic drums	2	—

Vietnam	Steel drums	1	—

Location	Products or Use	Owned	Leased

FLEXIBLE PRODUCTS & SERVICES:

Belgium	Manufacturing plant	—	1

Brazil	Distribution Center	—	1

China	Manufacturing plant	—	1

Chile	Distribution Center	—	1

Finland	Manufacturing plants	1	1

France	Manufacturing plant and distribution centers	1	3

Germany	Distribution centers	—	3

India	Distribution centers	—	2

Ireland	Distribution center	—	1

Mexico	Manufacturing plant	—	1

Morocco	Manufacturing plant	—	1

Netherlands	Manufacturing plant and distribution centers	—	3

Pakistan	Manufacturing plants	—	3

Portugal	Manufacturing plant	—	1

Romania	Manufacturing plants	—	2

Saudi Arabia	Manufacturing plant	—	1

Spain	Distribution center	—	1

Sweden	Distribution center	—	1

Turkey	Manufacturing plants	—	4

Ukraine	Manufacturing plant	1	—

United Kingdom	Manufacturing plant	—	1

United States	Distribution centers	—	2

Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased

PAPER PACKAGING:

United States	Corrugated sheets, containers and other products, containerboard, investment property and distribution centers	14	—

LAND MANAGEMENT:

United States	General offices	3	1

CORPORATE:

Luxembourg	General office	—	1

United States	Principal and general offices	2	—

We also own a substantial amount of timber properties. Our timber properties consisted of approximately 250,200 acres in the southeastern United States and approximately 5,300 acres in Canada as of October 31, 2014.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that are material to our business or financial condition.

From time to time, we have been a party to legal proceedings arising at the country, state or local level involving environmental sites to which we have shipped, directly or indirectly, small amounts of toxic waste, such as paint solvents. Except as described in the following paragraph, to date, we have been classified only as a “de minimis” participant, and such proceedings have not involved monetary sanctions in excess of $100,000.

On September 17, 2014, the State of Illinois (the “State”) filed a lawsuit against our subsidiary Olympic Oil Ltd. (“Olympic”) regarding alleged releases of petroleum products from Olympic’s facility in Stickney, Illinois. The lawsuit seeks civil penalties for alleged violations of the Illinois Environmental Protection Act, reimbursement of costs under the Illinois Oil Spill Responders Liability Act, and injunctive relief. Pursuant to negotiations between the State and Olympic, a preliminary injunction order was issued, and Olympic has submitted reports and work plans to the State as required by such order and is awaiting comments from Illinois Environmental Protection Agency on the site investigation work plan. Civil penalties of approximately $100,000 could be assessed against Olympic in this lawsuit, and the Company intends to vigorously defend this matter.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our Class A and Class B Common Stock are listed on the New York Stock Exchange under the symbols GEF and GEF.B, respectively.

Financial information regarding our two classes of common stock, as well as the number of holders of each class and the high, low and closing sales prices for each class for each quarterly period for the two most recent years, is included in Note 20 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

We pay quarterly dividends of varying amounts computed on the basis described in Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:

2014 Dividends per Share – Class A $1.68; Class B $2.51

2013 Dividends per Share – Class A $1.68; Class B $2.51

The terms of our current credit agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of our current credit agreement and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on our consolidated net income. Refer to “Liquidity and Capital Resources—Borrowing Arrangements” in Item 7 of this Form 10-K.

We did not purchase any of our shares of Class A and Class B Common Stock during 2014.

Performance Graph

The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2009 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

The Peer Index comprises the containers and packaging index as shown by Dow Jones.

Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

In the fourth quarter of 2014, the Company’s financial reporting and income tax review processes identified financial statement errors in several prior periods within its Rigid Industrial Packaging & Services segment, its Paper Packaging segment and its Flexible Products & Services segment. The errors related to improperly stated deferred tax assets and liabilities, uncertain tax positions, income tax expense, accounting for paper trading activities at cost, Venezuela hyperinflation accounting, inventory, fixed assets and other asset and liability balances. Consequently, the Company has restated certain prior period amounts. The impact of these prior period errors were not material to the Company in any of those years. However, the aggregate amount of prior period errors, net of tax, of $24.5 million would have been material to the Company’s current year consolidated statement of income. Therefore, the Company has corrected these errors for all prior periods presented, including each of the quarters ended in 2014 and 2013, by restating the consolidated financial statements and other financial information included herein. Refer to Note 21 of Item 8 of this Form 10-K for additional information. The five-year selected financial data is as follows (Dollars in millions, except per share amounts):

As of and for the years ended October 31,	2014	2013	2012	2011	2010
Net sales	$4,239.1	$4,219.9	$4,129.5	$4,107.4	$3,334.6
Net income attributable to Greif, Inc.	$91.5	$144.7	$118.1	$173.6	$195.8
Total assets	$3,667.4	$3,886.7	$3,855.9	$4,191.0	$3,478.5
Long-term debt, including current portion of long-term debt	$1,105.0	$1,217.2	$1,200.3	$1,383.9	$965.6
Basic earnings per share:
Class A Common Stock	$1.56	$2.47	$2.03	$2.98	$3.36
Class B Common Stock	$2.33	$3.70	$3.03	$4.46	$5.03
Diluted earnings per share:
Class A Common Stock	$1.56	$2.47	$2.03	$2.97	$3.34
Class B Common Stock	$2.33	$3.70	$3.03	$4.46	$5.03
Dividends per share:
Class A Common Stock	$1.68	$1.68	$1.68	$1.68	$1.60
Class B Common Stock	$2.51	$2.51	$2.51	$2.51	$2.39

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms “Greif,” “the Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2014, 2013 or 2012 or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ending in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our consolidated balance sheets as of October 31, 2014 and 2013, and for the consolidated statements of income for the years ended 2014, 2013 and 2012. This discussion and analysis should be read in conjunction with the consolidated financial statements that appear elsewhere in this Form 10-K. This information will assist in your understanding of the discussion of our current period financial results.

As noted in Item 6 to this Form 10-K, we have corrected certain prior period errors by restating the relevant prior periods during the fourth quarter 2014. Prior period balances included in this Item are presented as restated.

Business Segments

We operate in four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management.

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

We produce and sell containerboard, corrugated sheets, corrugated containers, and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications.

We are a leading global producer of flexible intermediate bulk containers and related services. Our flexible intermediate bulk containers consist of a polypropylene-based woven fabric that is produced at our production sites, as well as sourced from strategic regional suppliers. Our flexible products are sold globally and service similar customers and market segments as our Rigid Industrial Packaging & Services segment. Additionally, our flexible products significantly expand our presence in the agricultural and food industries, among others.

As of October 31, 2014, we owned approximately 250,200 acres of timber properties in the southeastern United States, which are actively managed, and approximately 5,300 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

Greif Business System

We use the “Greif Business System,” a quantitative, systematic and disciplined process to improve productivity, increase profitability, reduce costs and drive shareholder value. The Greif Business System is directed by the Greif Way, which embodies the principles that are at the core of our culture: respect for one another, “treating others as we want to be treated”; and respect for our environment. The operating engine for the Greif Business System is a combination of lean manufacturing; network alignment and continuous improvement within our facilities; customer service; value selling and other commercial initiatives; maximizing cash flow; and strategic sourcing and supply chain initiatives to more effectively leverage our global spend. More recently, we have also focused on applying “lean” principles to back-office activities to streamline and improve transactional processes across our network of business and shared services. At the core supporting the Greif Business System is our people, using rigorous performance management and robust strategic planning skills to guide our continued growth.

RESULTS OF OPERATIONS

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

The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations. We use this non-GAAP financial measure to evaluate ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our current and historical performance. We also believe that this non-GAAP financial measure provides a more stable platform on which to compare our historical performance than the most nearly equivalent GAAP financial measure.

The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for 2014, 2013 and 2012 (Dollars in millions):

For the year ended October 31,	2014	2013	2012
Net sales
Rigid Industrial Packaging & Services	$3,077.0	$3,062.1	$3,075.6
Paper Packaging	706.8	676.0	573.8
Flexible Products & Services	425.8	448.7	453.3
Land Management	29.5	33.1	26.8

Total net sales	$4,239.1	$4,219.9	$4,129.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$170.1	$196.8	$184.0
Paper Packaging	125.8	123.8	83.5
Flexible Products & Services	(78.6)	(11.7)	(1.8)
Land Management	32.0	32.7	15.3

Total operating profit	$249.3	$341.6	$281.0

EBITDA:
Rigid Industrial Packaging & Services	$271.7	$295.3	$279.1
Paper Packaging	155.6	154.3	115.1
Flexible Products & Services	(68.0)	(0.9)	16.1
Land Management	36.3	37.4	18.6

Total EBITDA	$395.6	$486.1	$428.9

The following table sets forth EBITDA for our consolidated results for 2014, 2013 and 2012 (Dollars in millions):

For the year ended October 31,	2014	2013	2012
Net income	$44.9	$147.5	$123.6
Plus: interest expense, net	81.8	85.1	89.9
Plus: income tax expense	115.0	98.8	61.1
Plus: depreciation, depletion and amortization expense	155.8	157.6	155.6
Less: equity earnings of unconsolidated affiliates, net of tax	1.9	2.9	1.3

EBITDA	$395.6	$486.1	$428.9

Net income	$44.9	$147.5	$123.6
Plus: interest expense, net	81.8	85.1	89.9
Plus: income tax expense	115.0	98.8	61.1
Plus: other expense, net	9.5	13.1	7.7
Less: equity earnings of unconsolidated affiliates, net of tax	1.9	2.9	1.3

Operating profit	249.3	341.6	281.0
Less: other expense, net	9.5	13.1	7.7
Plus: depreciation, depletion and amortization expense	155.8	157.6	155.6

EBITDA	$395.6	$486.1	$428.9

The following table sets forth EBITDA for each of our business segments for 2014, 2013 and 2012 (Dollars in millions):

For the year ended October 31,	2014	2013	2012
Rigid Industrial Packaging & Services
Operating profit	$170.1	$196.8	$184.0
Less: other expense, net	6.8	8.9	10.9
Plus: depreciation and amortization expense	108.4	107.4	106.0

EBITDA	$271.7	$295.3	$279.1

Paper Packaging
Operating profit	$125.8	$123.8	$83.5
Less: other expense (income), net	—	(0.2)	—
Plus: depreciation and amortization expense	29.8	30.3	31.6

EBITDA	$155.6	$154.3	$115.1

Flexible Products & Services
Operating profit (loss)	$(78.6)	$(11.7)	$(1.8)
Less: other expense (income), net	2.7	4.4	(3.2)
Plus: depreciation and amortization expense	13.3	15.2	14.7

EBITDA	$(68.0)	$(0.9)	$16.1

Land Management
Operating profit	$32.0	$32.7	$15.3
Plus: depreciation, depletion and amortization expense	4.3	4.7	3.3

EBITDA	36.3	37.4	18.6
Consolidated EBITDA	$395.6	$486.1	$428.9

Year 2014 Compared to Year 2013

Net Sales

Net sales were $4,239.1 million for 2014 compared with $4,219.9 million for 2013. The $19.2 million increase in 2014 compared with 2013 was attributable to Paper Packaging ($30.8 million increase), Rigid Industrial Packaging & Services ($14.9 million increase), Land Management ($3.6 million decrease), and Flexible Products & Services ($22.9 million decrease).

The 0.5 percent increase in net sales for 2014 compared with 2013 was primarily due to an increase in sales prices of 2.5 percent, partially offset by a decrease in sales volumes of 0.8 percent and a 1.2 percent negative impact of foreign currency translation. Volumes decreased in the Rigid Industrial Packaging & Services and the Flexible Packaging & Services segment with prices increasing in all segments.

Operating Costs

Gross profit decreased to $811.0 million for 2014 from $832.2 million for 2013. Gross profit margin was 19.1 percent for 2014 versus 19.7 percent for 2013. The decrease in gross profit margin was principally due to lower volumes in the Rigid Industrial Packaging & Services segment of 0.6 percent and the Flexible Packaging & Services segment of 5.9 percent partially offset by price and volume increases in the Paper Packaging segment of 3.2 percent and 1.4 percent, respectively.

Selling, general and administrative (“SG&A”) expenses were $496.7 million, or 11.7 percent of net sales, in 2014 compared with $477.3 million, or 11.3 percent of net sales, in 2013. The $19.4 million increase in SG&A expenses was primarily due to higher professional fees of $6.7 million, salaries of $4.2 million and bad debt of $3.7 million.

Restructuring Charges

Restructuring charges were $16.1 million and $4.8 million for 2014 and 2013, respectively. Restructuring charges for 2014 consisted of $12.0 million in employee separation costs and $4.1 million in other costs primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. These charges were related to the rationalization of operations and closing underperforming assets in both the Flexible Products & Services and Rigid Industrial Packaging & Services segments. Eight plants were closed during 2014, and 850 employees were severed throughout the year as part of our restructuring efforts. Anticipated cost savings related to current year restructuring activity is expected to be approximately $16.8 million with payback periods ranging from one to five years among the plans. As of October 31, 2014, $9.2 million of restructuring charges were anticipated, but were not yet incurred. Restructuring charges for 2013 consisted of $2.8 million in employee separation costs and $2.0 million in other costs primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. These charges were related to the consolidation of operations in the Rigid Industrial Packaging & Services. No plants were closed during 2013, but 278 employees were severed during 2013 as part of our restructuring efforts. The anticipated cost savings related to fiscal year 2013 restructuring activity was expected to be approximately $7.7 million with a payback period of less than one year which were mostly realized throughout 2014. For restructuring activities entered into in 2014 and 2013, actual cost savings realized were not materially different than those anticipated. Refer to Note 7 – Restructuring Charges, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Impairment Charges

Goodwill impairment charges were $50.3 million for 2014. These charges were related to the impairment of all goodwill within our Flexible Products & Services segment. There were no goodwill impairment charges for 2013.

Non-cash asset impairment charges were $35.5 million and $31.4 million for 2014 and 2013, respectively. In 2014, these charges were primarily related to the fabric hub in the Kingdom of Saudi Arabia in the Flexible Products & Services segment and various other locations in both the Flexible Products & Services segment and Rigid Industrial Packaging & Services segment compared to impairment charges in 2013 related to various locations in the Rigid Industrial Packaging & Services segment and Flexible Products & Services segment.

Acquisition-Related Costs

Acquisition-related costs were $1.6 million and $0.8 million for 2014 and 2013, respectively. For 2014, these costs included $1.1 million of acquisition-related costs and $0.5 million of post-acquisition integration costs. For 2013, these costs included $0.4 million of acquisition-related costs and $0.4 million of post-acquisition integration costs attributable to acquisitions completed during 2011.

Operating Profit

Operating profit was $249.3 million and $341.6 million in 2014 and 2013, respectively. The $92.3 million decrease was due to lower results in Land Management ($0.7 million), Rigid Industrial Packaging & Services ($26.7 million), and Flexible Products & Services ($66.9 million), partially offset by higher results in Paper Packaging ($2.0 million); compared with 2013. The decrease compared to 2013 is primarily attributable to an increase in non-cash asset impairment charges of $54.4 million, higher SG&A costs of $19.4 million, adverse weather-related conditions in two of our business segments and the negative impact of foreign currency translation.

EBITDA

EBITDA was $395.6 million and $486.1 million for 2014 and 2013, respectively. The $90.5 million decrease was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $155.8 million for 2014 compared with $157.6 million for 2013.

Trends

While we anticipate that the overall global economy will continue to reflect a modest recovery in fiscal 2015, with the positive aspects of the improving economy in the United States being offset by the negative trends globally, particularly in Europe and Latin America, we expect our net sales and net income to remain relatively flat. We anticipate that foreign currency matters will continue to be a challenge for us, as the strengthening of the United States dollar will continue to impact our revenues and net income. In addition, an expected approximately two-week shutdown of our Riverville mill for the installation of upgrades will negatively impact our 2015 net income. During the fourth quarter, we sold several businesses and plan to continue to accelerate restructuring plans, facility closures and pursue the sale of select non-core assets as part of our overall strategic transformation. We also plan to implement SG&A cost savings actions throughout 2015 and beyond.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, blending, filing, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily steel, resin and containerboard and used industrial packaging for reconditioning;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Contributions from recent acquisitions;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.

Net sales were $3,077.0 million for 2014 compared with $3,062.1 million for 2013 The 0.5 percent increase in net sales for 2014 compared with 2013 was primarily due to a 2.8 percent increase in sales prices primarily from the pass-through of higher raw material costs to customers offset by a 0.6 percent decrease in volumes and a 1.7 percent negative impact of foreign currency translation.

Gross profit was $553.4 million and $555.5 million for 2014 and 2013, respectively. Gross profit margin decreased to 18.0 percent from 18.1 percent for 2014 and 2013, respectively.

Operating profit was $170.1 million and $196.8 million for 2014 and 2013, respectively. The $26.7 million decrease was primarily due to a $9.1 million non-cash loss on the sale of a business, increases in SG&A expenses of $20.2 million primarily due to professional fees and higher restructuring costs and the impact of adverse weather-related conditions in North America during the first two quarters of 2014.

EBITDA was $271.7 million and $295.3 million for 2014 and 2013, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $108.4 million for 2014 compared with $107.4 million for 2013.

Paper Packaging

Our Paper Packaging segment produces and sells containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

Net sales were $706.8 million for 2014 compared with $676.0 million for 2013. The 4.6 percent increase in net sales for 2014 compared with 2013 was primarily due to a 3.2 percent increase in sales prices due to implementation and realization of two containerboard price increases since the third quarter of 2012 and a 1.4 percent increase in volumes.

Gross profit was $182.8 million for 2014 compared with $179.8 million for 2013. This increase was primarily due to higher selling prices, partially offset by input and logistic costs associated with adverse weather-related conditions during the first two quarters of 2014. Gross profit margin decreased to 25.9 percent from 26.6 percent for 2014 and 2013, respectively.

Operating profit was $125.8 million and $123.8 million for 2014 and 2013, respectively. The $2.0 million increase was primarily due to higher prices and higher volumes.

EBITDA was $155.6 million and $154.3 million for 2014 and 2013, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $29.8 million for 2014 compared with $30.3 million for 2013.

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers, and through August 2014, multiwall bags. Key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.

Net sales were $425.8 million for 2014 compared with $448.7 million for 2013. The 5.1 percent decrease in net sales for 2014 compared with 2013 was primarily due to a 5.9 percent decrease in sales volumes related to the continuing impact of the occupation of our manufacturing facility in Turkey during the second quarter of 2014 and reduced sales of approximately $13 million as a result of the sale of our multiwall packaging business during the fourth quarter of 2014 offset by a 0.6 percent increase in prices due to the pass-through of higher polypropylene costs to customers and a positive 0.2 percent impact of foreign currency translation compared with 2013.

Gross profit was $62.7 million for 2014 versus $80.5 million for 2013. Gross profit margin was 14.7 percent and 17.9 percent for 2014 and 2013, respectively. The decrease in gross profit margin was primarily due to the impact of the occupation of our manufacturing facility in Turkey during the second quarter of 2014, which has resulted in higher costs incurred to find alternative supply sources to satisfy customers and the sale of our multiwall packaging business during the fourth quarter of 2014.

There was an operating loss of $78.6 million for 2014 compared with an operating loss of $11.7 million for 2013. The decrease was due to the negative impact of the non-cash asset impairment charges and the occupation of our manufacturing facility in Turkey during the second quarter of 2014, partially offset by the gain on the sale of our multiwall packaging business during the fourth quarter of 2014.

EBITDA was negative $68.0 million in 2014 compared with negative $0.9 million for 2013. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $13.3 million for 2014 compared with $15.2 million for 2013.

Land Management

As of October 31, 2014, our Land Management segment consisted of approximately 250,200 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 5,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Planned levels of development property sales and gains on the disposal of surplus and HBU properties.

Net sales were $29.5 million and $33.1 million for 2014 and 2013, respectively, primarily due to lower planned timber sales. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions and the age distribution of timber stands.

Operating profit was $32.0 million, including $17.1 million of gains relating to the sale of timberland, in 2014 compared with operating profit of $32.7 million, including $17.3 million of gains relating to the sale of timberland, in 2013.

EBITDA was $36.3 million and $37.4 million for 2014 and 2013, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $4.3 million for 2014 compared with $4.7 million for 2013.

In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain timber properties in Canada and the United States. This process has led us to characterize our property as follows:

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

As of October 31, 2014, we estimated that there were approximately 31,550 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest Expense, Net

Interest expense, net was $81.8 million and $83.8 million 2014 and 2013, respectively. The $2.0 million decrease was primarily due to lower interest rates in 2014 compared to 2013.

Debt Extinguishment Charges

There were no debt extinguishment charges for 2014 compared with $1.3 million for 2013. The 2013 debt extinguishment charge related to amending and restating our senior secured credit agreement during the first quarter of 2013.

Other Expense, Net

Other expense, net was $9.5 million and $13.1 million for 2014 and 2013, respectively.

Income Tax Expense

We have operations in over 50 countries worldwide. Operations outside of the United States are subject to additional risks that may not exist, or be as significant, within the United States. Our global operations in these 50 countries results in the need to address complex and varying tax systems on a constantly changing basis.

Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses as of the balance sheet date. The multitude of tax jurisdictions, with varying laws, creates a level of uncertainty, and significant judgment is required when addressing the complex tax systems. Our effective tax rate and the amount of taxes we pay are dependent upon various factors including the following: the laws and regulations of the tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through non-deductible goodwill; the ability to realize long term deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions; and changes in tax laws, regulations, administrative rulings and common law.

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized currently for the expected future tax consequences of temporary differences between the financial reporting and the tax bases of assets and liabilities. This method includes an estimate of the future realization of tax losses. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. During 2014, our effective tax rate was 72.8 percent compared to 40.6 percent in 2013. The effective tax rate in 2014 was impacted by a combination of factors as described in further detail below.

We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. In making this assessment, we consider applicable facts and circumstances, such as the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain tax planning strategies. For the deferred tax assets we have determined will not be realized as of October 31, 2014, a valuation allowance is recognized. During 2014, we increased our valuation allowances by $29.5 million.

Our $29.5 million increase in valuation allowances during 2014 consists of the following: $20.0 million of net increases in new valuation allowances; and $9.5 million of incremental net increases against current year net operating losses and other net deferred tax assets. The $20.0 million of increases in new valuation allowances are primarily related to the jurisdictions of Belgium, Germany, and the Netherlands. The additional $9.5 million of incremental net increases against current year net operating losses and other net deferred tax assets were primarily related to the jurisdictions of Brazil, China, Germany and the Kingdom of Saudi Arabia. As of October 31, 2014, it was estimated that it is more likely than not that these deferred tax assets will not be realized.

Our total valuation allowances, substantially related to non-U.S. jurisdictions, contributed 18.7% to our effective tax rate.

We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates of income tax liabilities recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes”. The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and other complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2014, recognition of uncertain tax positions increased due to new positions primarily attributable to non-U.S. jurisdictions. Uncertain tax positions contributed 7.2 percent to our effective tax rate in 2014.

The ultimate resolution of potential income tax liabilities may result in a payment that is materially different from our current estimate of income tax liabilities recognized as liabilities for uncertain tax positions. If our estimates recognized under the standards of ASC 740 prove to be different than what is ultimately determined, there is inherent risk that such resolution could have a material impact on our financial condition and results of operations.

While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our tax accounts related to uncertain tax positions are appropriately stated.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2015 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $5.5 million. Actual results may differ materially from this estimate.

During 2014, we disposed of certain operations including the divestiture of a nonstrategic business in the Rigid Industrial Packaging & Services segment in third quarter and our multiwall packaging business in the fourth quarter, which resulted in gains and losses recognized, including an amount related to goodwill of $13.6 million and $21.8 million, respectively, which did not have a tax basis. Moreover, our Flexible Products & Services reporting unit recognized the impairment of goodwill of $50.3 million that did not have tax basis. For 2014, the combination of these items contributed 15.6 percent to our effective tax rate.

During 2014, we completed a review of the income tax accounts of our non-U.S. subsidiaries. This process resulted in our recognition of adjustments to our income tax balances and resulted in a material weakness in the internal controls over financial reporting in our income tax accounting process related to non-U.S. subsidiaries. Refer to Note 21 and Item 9A of this Form 10-K for further discussion.

As of October 31, 2014, we had not recognized U.S. deferred income taxes on a cumulative total of $566.6 million of undistributed earnings of our non-U.S. subsidiaries. It is our assertion that as of October 31, 2014 such earnings are permanently reinvested outside of the U.S. Determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable.

Refer to Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $1.9 million and $2.9 million of equity earnings of unconsolidated affiliates, net of tax, during 2014 and 2013, respectively.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was (deducted from) added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests was $46.6 million and ($2.8) million for 2014 and 2013, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. decreased $53.2 million to $91.5 million in 2014 from $144.7 million in 2013.

Year 2013 Compared to Year 2012

Net Sales

Net sales were $4,219.9 million for 2013 compared with $4,129.5 million for 2012. The $90.4 million increase in 2013 compared with 2012 was attributable to Paper Packaging ($102.2 million increase), Land Management ($6.3 million increase), Rigid Industrial Packaging & Services ($13.5 million decrease), and Flexible Products & Services ($4.6 million decrease).

The 2.2 percent increase in net sales for 2013 compared with 2012 was primarily due to an increase in sales volumes of 2.3 percent and an increase in sales prices of 0.2 percent, partially offset by a 0.3 percent negative impact of foreign currency translation. Volumes improved in all segments with prices increasing 12.9 percent in the Paper Packaging segment due to the implementation and realization of two containerboard price increases since the third quarter of 2012. Prices in the Rigid Industrial Packaging & Services and Flexible Packaging & Services segments declined during 2013 due to the pass through of lower raw material costs to customers.

Operating Costs

Gross profit increased to $832.2 million for 2013 from $779.5 million for 2012. Gross profit margin was 19.7 percent for 2013 versus 18.9 percent for 2012. The increase in gross profit margin was principally due to higher volumes in all segments, higher selling prices in the Paper Packaging and Land Management segments and increased productivity gains across the segments.

Selling, general and administrative (“SG&A”) expenses were $477.3 million, or 11.3 percent of net sales, in 2013 compared with $469.8 million, or 11.4 percent of net sales, in 2012. The $7.5 million increase in SG&A expenses was primarily due to higher professional fees and travel costs partially offset by lower performance-based incentive costs and lower acquisition-related costs.

Restructuring Charges

Restructuring charges were $4.8 million and $23.1 million for 2013 and 2012, respectively. Restructuring charges for 2013 consisted of $2.8 million in employee separation costs and $2.0 million in other costs primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. These charges were related to the consolidation of operations in the Rigid Industrial Packaging & Services. No plants were closed during 2013, but 278 employees were severed throughout the year as part of our restructuring efforts. Anticipated cost savings related to current year restructuring activity is expected to be approximately $7.7 million with a payback period of less than one year. As of October 31, 2013, $6.6 million of restructuring charges were anticipated, but were not yet incurred. Restructuring charges for 2012 consisted of $13.4 million in employee separation costs and $9.7 million in other costs primarily consisting of lease termination costs, professional fees and other exit costs. These charges were related to the consolidation of operations in the Flexible Products & Services segment and the rationalization of operations in the Rigid Industrial Packaging & Services segment. A total of four plants were closed and 513 employees were severed during 2012 as part of our restructuring efforts. The anticipated cost savings related to fiscal year 2012 restructuring activity was expected to be approximately $18.5 million with a payback period of less than one year which we realized throughout the following fiscal year. For restructuring activities entered into in 2013 and 2012, actual cost savings realized were not materially different than those anticipated. As of October 31, 2012, $12.3 million of restructuring charges were anticipated, but were not yet incurred. Refer to Note 7 – Restructuring Charges, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Impairment Charges

Non-cash asset impairment charges were $31.4 million and $13.2 million for 2013 and 2012, respectively. These charges were primarily related to the impairment of various locations in the Rigid Industrial Packaging & Services segment and Flexible Products & Services segment in 2013 and various locations in the Rigid Industrial Packaging & Services segment, Paper Packaging segment and Flexible Products & Services segment in 2012.

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

Operating Profit

Operating profit was $341.6 million and $281.0 million in 2013 and 2012, respectively. The $60.7 million increase was due higher results in Paper Packaging ($40.3 million), Rigid Industrial Packaging & Services ($12.8 million) and Land Management ($17.4 million), partially offset by lower results in Flexible Products & Services ($9.9 million); compared with 2012. The increase compared to 2012 is attributable to higher volumes in all segments, higher containerboard selling prices in the Paper Packaging segment, productivity gains and timberland gains, offset by capacity utilization issues as well as higher costs related to recent start up manufacturing operations in the Flexible Products & Services segment and higher asset impairment charges.

EBITDA

EBITDA was $486.1 million and $428.9 million for 2013 and 2012, respectively. The $57.2 million increase was primarily due to the same segment results that impacted operating profit. Depreciation, depletion and amortization expense was $157.6 million for 2013 compared with $155.6 million for 2012.

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

Gross profit was $555.5 million and $545.7 million for 2013 and 2012, respectively. Gross profit margin increased to 18.1 percent from 17.7 percent for 2013 and 2012, respectively. This increase was primarily due to the timing of pass-through of changes in raw material costs to customers and improved performance in Latin America.

Operating profit was $196.8 million and $184.0 million for 2013 and 2012, respectively. The $12.8 million increase was primarily due to higher volumes, improved performance in Latin America, lower restructuring charges and lower acquisition-related costs, partially offset by higher non-cash asset impairment charges.

EBITDA was $295.3 million and $279.1 million for 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $107.4 million for 2013 compared with $106.0 million for 2012.

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

Net sales were $676.0 million for 2013 compared with $573.8 million for 2012. The 17.8 percent increase in net sales for 2013 compared with 2012 was primarily due to a 12.9 percent increase in sales prices due to implementation and realization of two containerboard price increases since the third quarter of 2012 and a 4.9 increase in volumes.

Gross profit was $179.8 million for 2013 compared with $135.7 million for 2012. Gross profit margin increased to 26.6 percent from 23.6 percent for 2013 and 2012, respectively. This increase was primarily due to higher selling prices.

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

Gross profit was $80.5 million for 2013 versus $86.2 million for 2012. Gross profit margin was 17.9 percent and 19.0 percent for 2013 and 2012, respectively. The decrease in gross profit margin was primarily due to a change in product mix resulting from a 13.3 percent volume increase in lower margin flexible intermediate bulk containers compared to a 6.1 percent volume decrease in higher margin bags as well as higher costs associated with recent start up manufacturing facilities that are not yet operating at full capacity, but as capacity utilization increases, such costs are expected to decline.

There was an operating loss of $11.7 million for 2013 compared with an operating loss of $1.8 million for 2012. The negative impact of the non-cash asset impairment charges of $11.0 million due to underutilized equipment and higher than anticipated costs in new operations was partially offset by lower than anticipated actual restructuring charges of $1.6 million.

EBITDA was negative $0.9 million in 2013 compared with positive $16.1 million for 2012. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $15.2 million for 2013 compared with $14.7 million for 2012.

Land Management

As of October 31, 2013, our Land Management segment consisted of approximately 252,475 acres of timber properties in the southeastern United States, which are actively harvested and regenerated, and approximately 10,300 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains (losses) on sale of timberland; and

•	Planned levels of development property sales and gains on the disposal of surplus and HBU properties.

Net sales were $33.1 million and $26.8 million for 2013 and 2012, respectively, primarily due to higher timber sales volumes combined with generally higher prices for timber products. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions and the age distribution of timber stands.

Operating profit was $32.7 million, including $17.3 million of gains relating to the sale of timberland, in 2013 compared with operating profit of $15.3 million in 2012.

EBITDA was $37.4 million and $18.6 million for 2013 and 2012, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $4.7 million for 2013 compared with $3.3 million for 2012.

As of October 31, 2013, we estimated that there were approximately 43,250 acres in Canada and the United States of special use property, which we expect will be available for sale in the next five to seven years.

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

Other Expense, Net

Other expense, net was $13.1 million and $7.7 million for 2013 and 2012, respectively. The increase was primarily attributable to higher foreign exchange losses and higher hyperinflation adjustment expenses for Venezuela in 2013.

Income Tax Expense

During 2013, the effective tax rate was 40.6 percent compared to 33.3 percent in 2012. The change in the effective tax rate was primarily attributable to a shift in global earnings mix to countries with higher tax rates, additional discrete tax adjustments, plus the impact of non-deductible non-cash long-lived asset impairment charges against pre-tax income.

Equity earnings of unconsolidated affiliates, net of tax

We recorded $2.9 million and $1.3 million of equity earnings of unconsolidated affiliates, net of tax, during 2013 and 2012, respectively.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was deducted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests was $2.8 million and $5.5 million for 2013 and 2012, respectively.

Net income attributable to Greif, Inc.

Based on the foregoing, net income attributable to Greif, Inc. increased $26.6 million to $144.7 million in 2013 from $118.1 million in 2012.

OTHER COMPREHENSIVE INCOME CHANGES

Currency Translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at year-end, and revenues and expenses are translated at average exchange rates over the month in which they are incurred.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, net of tax were $3.9 million, $0.8 million and $4.7 million in 2014, 2013 and 2012, respectively.

BALANCE SHEET CHANGES

Working capital changes

The $19.4 million increase in trade accounts receivable to $501.3 million as of October 31, 2014 from $481.9 as of October 31, 2013 was primarily due to the decline in use of factoring at some entities and timing of cash receipts in Europe.

The $6.7 million increase in inventories to $381.1 million as of October 31, 2014 from $374.4 million as of October 31, 2013 was primarily due to the timing of sales during 2014.

The $39.8 million increase in accounts payable to $471.1 million as of October 31, 2014 from $431.3 million as of October 31, 2013 was primarily due to fewer benefits from early payment discounts and extended payment terms on imported steel in North America.

Other balance sheet changes

The $26.8 million increase in assets held for sale to $28.3 million as of October 31, 2014 from $1.5 million as of October 31, 2013 was due to businesses and select non-core assets which are expected to be sold in 2015.

The $118.2 million decrease in goodwill to $880.2 million as of October 31, 2014 from $998.4 million as of October 31, 2013 was primarily due to the impairment of goodwill in the Flexibles Packaging & Services segment and the impact of foreign currency translation.

The $18.7 million decrease in other intangible assets to $166.5 million as of October 31, 2014 from $185.2 million as of October 31, 2013 was primarily due to amortization of definite lived intangible assets and the impact of foreign currency translation.

The $12.6 million decrease in related party notes receivable to an immaterial amount as of October 31, 2014 from $12.6 million as of October 31, 2013 was due to the sale of a related party business that occurred during 2014.

The $87.6 million decrease in property, plants and equipment to $2,417.1 million as of October 31, 2014 from $2,504.7 million as of October 31, 2013 was primarily due to divestitures, asset impairment charges, and the impact of foreign currency translation, partially offset by additions related to acquisitions and normal recurring additions of property, plants or equipment.

The $53.5 million increase in pension liabilities to $136.0 million as of October 31, 2014 from $82.5 million as of October 31, 2013 was primarily due to a decrease to the discount rate and an updated mortality table, both of which contributed to an increase in the projected benefit obligation.

The $10.0 million decrease in other long-term liabilities to $89.5 million as of October 31, 2014 from $99.5 million as of October 31, 2013 was primarily due to the reclassification to other current liabilities of a future payment for the purchase price of a 2011 acquisition which was due within one year as of October 31, 2014, decreases in general liability reserves, environmental reserves and deferred compensation liabilities.

The $87.6 million increase in foreign currency translation loss to $144.5 million as of October 31, 2014 from a loss of $56.9 million as of October 31, 2013 was primarily due to divestitures and the weakening of local foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. However, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. For those international earnings considered to be permanently reinvested, we currently have no plans or intentions to repatriate such funds for U.S. operations.

Capital Expenditures

During 2014, 2013 and 2012, we invested $137.9 million (excluding $56.8 million for timberland properties), $136.4 million (excluding $9.0 million for timberland properties), and $166.0 million (excluding $3.7 million for timberland properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchase of timberland properties, of approximately $150 million during the year ending October 31, 2015. The expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). Under the 2012 RPA, the maximum amount of receivables that may be sold at any time is €145 million ($184.7 million as of October 31, 2014). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the 2012 RPA are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our 2012 RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks and their affiliates between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $196.5 million as of October 31, 2014. As of October 31, 2014, total accounts receivable of $169.7 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the consolidated statements of income. Expenses associated with the various RPAs totaled $0.1 million and $0.3 million for the year ended October 31, 2014 and 2013, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the consolidated financial statements.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.

Acquisitions and Divestitures

There were two acquisitions during 2014 and nine divestitures during the same period. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging segment in November. The rigid industrial packaging acquisition is expected to complement our existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. Three of the divestitures involved nonstrategic businesses in the Rigid Industrial Packaging & Services segment. Two of the divestitures in this segment resulted in losses on disposal of $9.1 million and $1.8 million, respectively, which included the write-off of allocated goodwill. The third divestiture in this segment resulted in a loss of $11.4 million, which consisted of $5.5 million recorded as a loss on disposal and $5.9 million of non-cash asset impairment charges due to the recording of an expected loss prior to the period in which the transaction was completed. There were also divestitures of businesses in the Flexible Products & Services and Paper Packaging segments that resulted in gains of $18.3 million and $4.2 million, respectively, which included the write-off of allocated goodwill. Additionally, there were divestitures of four smaller investments in the Rigid Industrial Packaging & Services segment that resulted in an aggregate net gain of $5.4 million. Proceeds from divestitures were $115.3 million. There were no divestitures of businesses for the years ended October 31, 2013 and 2012.

The Company sold membership units of a consolidated subsidiary in March 2014.

We completed no acquisitions and no material divestitures in 2013. During 2013, we made a $46.6 million deferred cash payment related to an acquisition completed in 2011.

There were no material acquisitions and no divestitures in 2012. During 2012, we made a $14.3 million deferred cash payment related to an acquisition completed in 2010.

Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding our 2014 acquisitions and other significant transactions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2014	October 31, 2013
Amended Credit Agreement	$169.2	$222.9
Senior Notes due 2017	301.2	301.8
Senior Notes due 2019	245.2	244.4
Senior Notes due 2021	252.5	272.9
Amended Receivables Facility	110.0	140.0
Other long-term debt	26.9	35.2

	1,105.0	1,217.2
Less current portion	(17.6)	(10.0)

Long-term debt	$1,087.4	$1,207.2

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan was scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, $5.0 million each quarter-end for the next twelve quarters and the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment on the term loan of $25 million. The remaining term loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. As of October 31, 2014, a total of $169.2 million was outstanding and $770.2 million was available for borrowing under this facility, all of which is available without violating covenants, which has been reduced by $15.9 million for outstanding letters of credit as of October 31, 2014. The weighted average interest rate on the Amended Credit Agreement was 1.65% for the twelve months ended October 31, 2014.

The Amended Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense

(including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA for the preceding twelve month period to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1 (the “Interest Coverage Ratio Covenant”). As of October 31, 2014, we were in compliance with these covenants

During the twelve months ended October 31, 2013, we recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with our previous $1 billion senior secured credit agreement entered into in February 2010 with substantially the same syndicate of banks as the Amended Credit Agreement (the “2010 Credit Agreement”). Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2014, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2014, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2014, we were in compliance with these covenants.

The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, we and certain of our domestic subsidiaries amended and restated our existing receivables financing facility and established a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivable and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we will not permit the Interest Coverage Ratio Covenant at the end of any fiscal quarter to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of October 31, 2014, we were in compliance with theses covenants. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2014, $110.0 million was outstanding under the Amended Receivables Facility.

Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Amended Receivables Facility.

Other

In addition to the amounts borrowed against the Amended Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of October 31, 2014, we had outstanding other debt of $75.0 million, comprised of $26.9 million in long-term debt and $48.1 million in short-term borrowings. There are no covenants associated with other debt.

As of October 31, 2014, annual maturities, including the current portion, of long-term debt under our various financing arrangements were $17.6 million in 2015, $152.7 million in 2016, $318.5 million in 2017, $117.5 million in 2018, $245.2 million in 2019 and $253.5 million thereafter.

As of October 31, 2014 and 2013, we had deferred financing fees and debt issuance costs of $10.3 million and $13.4 million, respectively, which are included in other long-term assets.

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

We have two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we receive interest based upon a variable interest rate from the counterparties (weighted average of 0.16% as of October 31, 2014 and 0.17% as of October 31, 2013) and pay interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.9 million, $0.8 million and $0.9 million for the twelve months ended October 31, 2014, 2013 and 2012, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The change in fair value of these contracts resulted in losses of $0.2 million and $0.9 million recorded in accumulated other comprehensive income as of October 31, 2014 and 2013, respectively.

Foreign Exchange Hedges

We conduct business in major international currencies and are subject to risks associated with changing foreign exchange rates. Accordingly, on a limited basis, we enter into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses. Our objective is to reduce volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations.

As of October 31, 2014, we had outstanding foreign currency forward contracts in the notional amount of $122.4 million ($137.6 million as of October 31, 2013). At October 31, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $6.2 million and $1.6 million for the twelve months ended October 31, 2014 and 2012, respectively. Gains recorded under fair value contracts were immaterial for the twelve months ended October 31, 2013.

During 2012, some foreign currency derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were immaterial for the twelve months ended October 31, 2012. These gains were recorded within the consolidated statements of income as other (income) expense, net. The change in fair value of these contracts resulted in an immaterial gain recorded in accumulated other comprehensive income as of October 31, 2012. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately.

Energy Hedges

We are exposed to changes in the price of certain commodities. Accordingly, on a limited basis, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations.

There were no energy hedges in effect as of October 31, 2014 or October 31, 2013.

Contractual Obligations

As of October 31, 2014, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,354.5	$46.6	$506.1	$455.7	$346.1
Short-term borrowing	49.4	49.4	—	—	—
Operating and capital lease obligations	158.3	47.2	57.0	24.6	29.5
Liabilities held by special purpose entities	57.2	2.2	4.5	4.5	46.0
Deferred purchase payments	5.1	5.1	0	—	—
Environmental liabilities	24.7	8.3	5.1	5.2	6.1
Current portion of long-term debt	17.6	17.6	—	—	—

Total	$1,666.8	$176.4	$572.7	$490.0	$427.7

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

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized us to purchase up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the year ended October 31, 2014, no shares of Class A or Class B Common Stock (refer to Item 5 to this Form 10-K for additional information regarding these repurchases) were repurchased by us. As of October 31, 2014, we had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock under this program, which were all repurchased in prior years. The total cost of the shares repurchased from November 1, 2011 through October 31, 2014 was approximately $0.1 million.

Effects of Inflation

Inflation did not have a material impact on our operations during 2014, 2013 or 2012.

Critical Accounting Policies

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

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A–Risk Factors. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

Inventories. Our Paper Packaging segment trades certain inventories with third parties. These inventory trades are not accounted for as sales, and we record an asset or liability for any imbalance resulting from these trades. These trades are often executed to facilitate transfers of inventory to our different plant locations, and these transactions are eliminated in consolidation.

Assets and Liabilities Held for Sale. Assets and liabilities held for sale represent land, buildings and land improvements less accumulated depreciation as well as any other assets or liabilities that are held for sale in conjunction with the sale of a business. We record assets and liabilities held for sale in accordance with Accounting Standards Codification (“ASC”) 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price.

Goodwill and Indefinite-Lived Intangibles. We account for goodwill in accordance with ASC 350, “Intangibles—Goodwill and Other.” Under ASC 350, purchased goodwill is not amortized, but instead tested for impairment either annually or when events and circumstances indicate an impairment may have occurred. Our reporting units contain goodwill that is assessed for impairment. Our reporting units consist of Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services—Europe, Middle East, Africa, and Asia Pacific; Paper Packaging; Flexible Products & Services; and Land Management. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment. No reporting units were aggregated for purposes of conducting the annual impairment test.

The Rigid Industrial Packaging & Services segment consists of the following two operating segments: Rigid Industrial Packaging & Services – Americas; and Rigid Industrial Packaging & Services—Europe, Middle East, Africa, and Asia Pacific. Both of these operating segments consist of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that they are economically similar and should be aggregated into two separate reporting units. For the purpose of aggregating our reporting units, we review the long-term performance of gross profit margin and operating profit margin. Additionally, we review qualitative factors such as common customers, similar products, similar manufacturing processes, sharing of resources, level of integration, and interdependency of processes across components. We place greater weight on the qualitative factors outlined in ASC 280 “Segment Reporting” and consider the guidance in ASC 350 in determining whether two or more components of an operating segment are economically similar and can be aggregated into a single reporting unit. However, our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.

Our determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on our weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.

We performed our annual impairment test in the fourth quarter of 2014 as of August 1. This test resulted in no impairment charges for reporting units Rigid Industrial Packaging & Services – Americas, Rigid Industrial Packaging & Services Europe, Middle East, Africa, and Asia Pacific, and Paper Packaging. As of October 31, 2014, the estimated fair value of each of these reporting units was deemed to be substantially in excess of the carrying amount of assets and liabilities assigned to each reporting unit. Due to triggering events in the fourth quarter of 2014, we recorded an impairment charge of $50.3 million, which represented all of the goodwill associated with the Flexible Products & Services segment as the carrying amount of the Flexible Products & Services reporting unit exceeded the fair value of the Flexible Products & Services reporting unit. Refer to Note 6 in Item 8 of this Form 10-K for further information. Our annual impairment tests in fiscal 2013 and 2012 resulted in no goodwill impairment charges. The following table summarizes the carrying amount of goodwill by reporting unit for the ended October 31, 2014 and 2013 (Dollars in millions):

	Rigid Industrial Packaging & Services - Americas	Rigid Industrial Packaging & Services - Europe, Middle East, Africa, and Asia Pacific	Flexible Products & Services	Paper Packaging	Land Management	Total
Goodwill Balance as of October 31, 2013	$358.2	$502.0	$78.3	$59.9	$—	$998.4
Goodwill Balance as of October 31, 2014	$366.9	$453.8	$—	$59.5	$—	$880.2

We test for impairment of indefinite-lived intangible assets during the fourth quarter of each fiscal year as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

Other Intangibles. We account for intangible assets with finite lives in accordance with ASC 350. Intangible assets with finite lives, primarily customer relationships, patents and trademarks, continue to be amortized over their useful lives on a straight-line basis. The useful lives for finite lived intangible assets vary depending on the type of asset and the terms of contracts or the valuation performed. We test for impairment of finite lived intangible assets at least annually, or more frequently if certain indicators are present to suggest that impairment may exist.

Properties, Plants and Equipment. Depreciation on properties, plants and equipment is primarily provided on the straight-line method over the estimated useful lives of our assets.

We own timber properties in the southeastern United States and in Canada. With respect to our United States timber properties, which consisted of approximately 250,200 acres as of October 31, 2014, depletion expense is computed on the basis of cost and the estimated recoverable timber acquired. Our land costs are maintained by tract. Merchantable timber costs are maintained by five product classes, pine saw timber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a “depletion block,” with each depletion block based upon a geographic district or subdistrict. Currently, we have eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, we estimate the volume of our merchantable timber for the five product classes by each depletion block. These estimates are based on the current state in the growth cycle and not on quantities to be available in future years. Our estimates do not include costs to be incurred in the future. We then project these volumes to the end of the year. Upon acquisition of a new timberland tract, we record separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. These acquisition volumes and costs acquired during the year are added to the totals for each product class within the appropriate depletion block(s). The total of the beginning, one-year growth and acquisition volumes are divided by the total undepleted historical cost to arrive at a depletion rate, which is then used for the current year. As timber is sold, we multiply the volumes sold by the depletion rate for the current year to arrive at the depletion cost. Our Canadian timber properties, which consisted of approximately 5,300 acres as of October 31, 2014, did not have any depletion expense since they were not actively managed at this time.

We believe that the lives and methods of determining depreciation and depletion are reasonable; however, using other lives and methods could provide materially different results.

Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying asset groups. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Future decisions to change our manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.

During 2014, the Company wrote down long-lived assets with a carrying value of $58.0 million to a fair value of $22.5 million, resulting in recognized asset impairment charges of properties, plants and equipment of $35.5 million, consisting of: $11.5 million for assets in the Rigid Industrial Packaging & Services segment related to the third quarter 2014 impairment of assets to be sold for a loss in the fourth 2014, underutilized and damaged equipment, and unutilized facilities in Europe; and $24.0 million for assets in Flexible Products & Services segment related to underutilized equipment and the shutdown of the fabric hub in the Kingdom of Saudi Arabia. The impairment charges in the Flexible Products & Services segment included $15.7 million related to assets valued based on their highest and best use. During the year ended October 31, 2013, the Company wrote down long-lived assets with a carrying value of $84.2 million to a fair value of $52.8 million, resulting in recognized asset impairment charges of properties, plants and equipment of $31.4 million, consisting of: $1.6 million for assets in the Paper Packaging segment primarily related to assets under contract to be sold; $18.8 million for assets in the Rigid Industrial Packaging & Services segment related to loss making facilities, underutilized and damaged equipment, and unutilized facilities in Europe; and $11.0 million for assets in the Flexible Products & Services segment related to underutilized equipment which was valued based on their highest and best use.

As of October 31, 2014, 2013 and 2012, we recorded capitalized interest costs of $1.4 million, $1.7 million and $2.7 million, respectively.

Income Taxes. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses as of October 31, 2014. The multitude of tax jurisdictions creates an inherent level of uncertainty, and significant judgment is required when applying the complex tax regulations when estimating our global tax position. Our effective tax rate and the amount of taxes we pay are dependent upon various factors including the following: the laws and regulations, and varying tax rates of the country tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through divestitures and asset impairments; the ability to realize long term deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions arising from federal, state and local country tax audits; changes in tax laws, regulations, administrative rulings and common law.

Refer to the Results of Operations in Management’s Discussion and Analysis and Note 12 to the Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

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

Our discount rates for consolidated pension plans at October 31, 2014, 2013 and 2012 were 3.69%, 4.30% and 3.92%, respectively, reflecting market interest rates.

To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns, and future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans earned 10.08% in 2014. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.49% long-term expected return on those assets for cost recognition in 2015. This is a decrease from the 5.73% long term affected return we had assumed in 2014, as well as a reduction from the 5.70% and 6.46% long-term affected return we had assumed in 2013 and 2012, respectively.

Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•	Discount rate – A 25 basis point increase in discount rate would decrease pension and postretirement cost in the following year by $1.3 million and would decrease the pension and postretirement benefit obligation at year-end by about $12.8 million.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension and postretirement cost in the following year by $1.5 million.

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

Environmental expenses were $0.7 million, $2.6 million, and $1.3 million in 2014, 2013, and 2012, respectively. Environmental cash expenditures were $2.0 million, $3.9 million, and $2.4 million in 2014, 2013 and 2012, respectively. Our reserves for environmental liabilities as of October 31, 2014 amounted to $24.7 million, which included a reserve of $13.7 million related to our blending facility in Chicago, Illinois, $6.8 million related to various European drum facilities acquired from Blagden and Van Leer, $2.6 million related to various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.6 million related to various other facilities around the world. The remaining reserves were for asserted and unasserted environmental litigation, claims and/or assessments at manufacturing sites and other locations where we believe it is probable the outcome of such matters will be unfavorable to us, but the environmental exposure at any one of those sites was not individually material.

We anticipate that expenditures for remediation costs at most of the sites will be made over an extended period of time. Given the inherent uncertainties in evaluating environmental exposures, actual costs may vary from those estimated as of October 31, 2014. Our exposure to adverse developments with respect to any individual site is not expected to be material. Although environmental remediation could have a material effect on results of operations if a series of adverse developments occur in a particular quarter or fiscal year, we believe that the likelihood of a series of adverse developments occurring in the same quarter or fiscal year is remote. Future information and developments will require us to continually reassess the expected impact of these environmental matters.

Transfers and Servicing of Financial Assets. We have agreed to sell trade receivables meeting certain eligibility requirements that the seller had purchased from other of our indirect wholly-owned subsidiaries, under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks and their affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and we continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

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

Variable Interest Entities. We evaluate whether an entity is a variable interest entity (“VIE”) and determine if the primary beneficiary status is appropriate on a quarterly basis. We consolidate VIE’s for which we are the primary beneficiary. If we are not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity method of accounting. When assessing the determination of the primary beneficiary, we consider all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

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

Flexible Packaging Joint Venture

In 2010, we formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary National Scientific Company Limited (“NSC”). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.

All entities contributed to the Flexible Packaging JV were existing businesses acquired by us and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging JV also included Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012, but ceased operations in the fourth quarter of 2014. We have 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, we and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital contributions are to be shared equally by us and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

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

In April 2014, there was a conversion of the short-term loans payable and accrued interest to equity. This transaction consisted of loans payable to another Greif entity and those payable to NSC. As of October 31, 2013 and 2012, Asset Co. had outstanding advances to NSC for $0.6 million which were being used to fund certain costs incurred in the Kingdom of Saudi Arabia in respect of the fabric hub. These advances were recorded within the current portion related party notes and advances receivable on our consolidated balance sheet. As of October 31, 2013 and 2012, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million and $8.1 million, respectively, recorded within short-term borrowings on our consolidated balance sheet. These loans were interest bearing and were used to fund certain operational requirements.

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

Recent Accounting Standards

Newly Adopted Accounting Standards

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity.” The objective of this update is to resolve the diversity in practice about whether Accounting Standards Codification (“ASC”) 810-10 or ASC 830-30 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas rights) within a foreign entity. We adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance with respect to acquisitions or divestitures that occur after that date will impact our financial position, results of operations, comprehensive income, cash flows and disclosures.

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

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The objective of this update is to prevent disposals of small groups of assets that are recurring in nature to qualify for discontinued operations presentation under Subtopic 205-20. The amendments in this update seek to attain this objective by only allowing disposals representing a strategic shift in operations to be presented as discontinued operations. We adopted the new guidance beginning on May, 1 2014, after which new disposals of components are evaluated for discontinued operations treatment using the new guidance. As a result of the adoption of this standard, businesses sold or classified as held for sale during the six months ended October 31, 2014 did not qualify as discontinued operations under the new standard.

Recently Issued Accounting Standards

As of October 31, 2014, the FASB has issued ASU’s through 2014-17. We have reviewed each recently issued ASU and the adoption of each ASU that is applicable to us, other than as explained below will not have a material impact on our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern”. The objective of this update is to reduce the diversity in the timing and content of footnote disclosures related to going concern. The ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about its potential inability to continue as a going concern when “substantial doubt” about its ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” We will have to document our consideration of the ASU, but not because we believe there is substantial doubt about our ability to continue as a going concern. We expect to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact our financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

We had interest rate swap agreements with an aggregate notional amount of $150.0 million as of October 31, 2014 and 2013, with various maturities through 2015. The interest rate swap agreements are used to manage our fixed and floating rate debt mix. Under certain of these agreements, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, in the amount of $0.2 million and $0.9 million was recorded as of October 31, 2014 and 2013, respectively.

The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Amended Credit Agreement, Senior Notes and U.S. trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2014 and 2013. For interest rate swaps, the tables present annual amortizations of notional amounts and weighted average interest rates by contractual maturity dates. Under the cash flow swap agreements, we receive interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our Amended Credit Agreement, Senior Notes, Amended Receivables Facility and Prior Receivables Facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2014 and 2013. The fair value of the interest rate swap agreements has been determined based upon the market settlement prices of comparable contracts as of October 31, 2014 and 2013.

Financial Instruments

As of October 31, 2014

(Dollars in millions)

	Expected maturity Date
						After		Fair
	2015	2016	2017	2018	2019	2019	Total	Value
Amended Credit Agreement:
Scheduled amortizations	$17	$17	$17	$118	—	—	$169	$169.0
Average interest rate (1)	1.65%	1.65%	1.65%	1.65%	—	—	1.65%
Senior Notes due 2017:
Scheduled amortizations	—	—	$300	—	—	—	$300	$325.5
Average interest rate	6.75%	6.75%	6.75%	—	—	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	$250	$—	$250	$287.5
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	—	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$253	$253	$297.7
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
Amended Receivables Facility:
Scheduled amortizations	—	$110	—	—	—	—	$110	$110
Interest rate swaps:
Scheduled amortizations	$150	—	—	—	—	—	$150	$149.8
Average pay rate (2)	0.75%	—	—	—	—	—
Average receive rate (3)	0.16%	—	—	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2014. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2014. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2014. The rates presented are not intended to project our expectations for the future.

Financial Instruments

As of October 31, 2013

(Dollars in millions)

	Expected maturity Date
						After		Fair
	2014	2015	2016	2017	2018	2018	Total	Value
Amended Credit Agreement:
Scheduled amortizations	$10	$20	$20	$20	$153	—	$223	$223.0
Average interest rate (1)	1.86%	1.86%	1.86%	1.86%	1.86%	—	1.86%
Senior Notes due 2017:
Scheduled amortizations	—	—	—	$300	—	—	$300	$334.5
Average interest rate	6.75%	6.75%	6.75%	6.75%	—	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	—	—	$250	$250	$289.9
Average interest rate	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$273	$273	$317.9
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
Amended Receivables Facility:
Scheduled amortizations	—	—	$140	—	—	—	$140	$140.0
Interest rate swaps:
Scheduled amortizations	—	$150	—	—	—	—	$150	$149.1
Average pay rate (2)	—	0.75%	—	—	—	—
Average receive rate (3)	—	0.17%	—	—	—	—

(1)	Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2013. The rates presented are not intended to project our expectations for the future.
(2)	The average pay rate is based upon the fixed rates we were scheduled to pay as of October 31, 2013. The rates presented are not intended to project our expectations for the future.
(3)	The average receive rate is based upon the LIBOR we were scheduled to receive as of October 31, 2013. The rates presented are not intended to project our expectations for the future.

The fair market value of the interest rate swaps as of October 31, 2014 was a net liability of $0.2 million. Based on a sensitivity analysis (with respect only to these instruments) we performed as of October 31, 2014, a 100 basis point decrease in interest rates would immaterially decrease the fair value of the swap agreements and remain at a net liability of $0.2 million. Conversely, a 100 basis point increase in interest rates would increase the fair value of the swap agreements by $.03 million to a net asset of $0.1 million.

Currency Risk

As a result of our international operations, our operating results are subject to fluctuations in currency exchange rates. The geographic presence of our operations mitigates this exposure to some degree. Additionally, our transaction exposure is somewhat limited because we produce and sell a majority of our products in local currency within most countries in which we operate.

As of October 31, 2014, we had outstanding foreign currency forward contracts in the notional amount of $122.4 million ($137.6 million as of October 31, 2013). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts as of October 31, 2014 resulted in a $0.4 million gain recorded in the consolidated statements of income. The fair value of similar contracts as of October 31, 2013 resulted in an immaterial gain recorded in the consolidated statements of income.

A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $4.0 million to a net liability of $3.6 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $4.3 million to a net asset of $4.7 million.

Commodity Price Risk

We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, although in the past we have sometimes engaged in hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. There were no commodity hedging contracts outstanding as of October 31, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in millions, except per share amounts)

For the years ended October 31,	2014	2013	2012
Net sales	$4,239.1	$4,219.9	$4,129.5
Costs of products sold	3,428.1	3,387.7	3,350.0

Gross profit	811.0	832.2	779.5
Selling, general and administrative expenses	496.7	477.3	469.8
Restructuring charges	16.1	4.8	23.1
Timberland gains	(17.1)	(17.3)	—
Non-cash asset impairment charges	35.5	31.4	13.2
Goodwill impairment charges	50.3	—	—
Gain on disposal of properties, plants and equipment, net	(8.3)	(5.6)	(7.6)
Gain on disposal of businesses, net	(11.5)	—	—

Operating profit	249.3	341.6	281.0
Interest expense, net	81.8	83.8	89.9
Debt extinguishment charges	—	1.3	—
Other expense, net	9.5	13.1	7.7

Income before income tax expense and equity earnings of unconsolidated affiliates, net	158.0	243.4	183.4
Income tax expense	115.0	98.8	61.1
Equity earnings of unconsolidated affiliates, net of tax	1.9	2.9	1.3

Net income	44.9	147.5	123.6
Net (income) loss attributable to noncontrolling interests	46.6	(2.8)	(5.5)

Net income attributable to Greif, Inc.	$91.5	$144.7	$118.1

Basic earnings per share attributable to Greif, Inc.:
Class A Common Stock	$1.56	$2.47	$2.03
Class B Common Stock	$2.33	$3.70	$3.03
Diluted earnings per share attributed to Greif, Inc.:
Class A Common Stock	$1.56	$2.47	$2.03
Class B Common Stock	$2.33	$3.70	$3.03

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in millions)

For the years ended October 31,	2014	2013	2012
Net income	$44.9	$147.5	$123.6
Other comprehensive income (loss), net of tax:
Foreign currency translation	(86.9)	9.3	(46.4)
Reclassification of cash flow hedges to earnings, net of tax benefit of $0.5 million, $0.3 million and $0.8 million, respectively	0.4	0.5	1.3
Unrealized gain on cash flow hedges, net of tax expense of $0.2 million, $0.2 million and $1.3 million, respectively	0.1	(0.2)	(2.4)
Minimum pension liabilities, net of tax benefit of $15.7 million, tax expense of $22.2 million and tax benefit of $9.4 million, respectively	(34.7)	30.9	(24.4)

Other comprehensive income (loss), net of tax	(121.1)	40.5	(71.9)

Comprehensive income (loss)	(76.2)	188.0	51.7
Comprehensive income (loss) attributable to noncontrolling interests	(45.9)	4.2	(14.0)

Comprehensive income (loss) attributable to Greif, Inc.	$(30.3)	$183.8	$65.7

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$85.1	$78.1
Trade accounts receivable, less allowance of $16.8 in 2014 and $13.5 in 2013	501.3	481.9
Inventories	381.1	374.4
Deferred tax assets	29.0	29.8
Assets held for sale	28.3	1.5
Current portion related party notes and advances receivable	0.2	2.8
Prepaid expenses and other current assets	129.7	131.8

	1,154.7	1,100.3

Long-term assets
Goodwill	880.2	998.4
Other intangible assets, net of amortization	166.5	185.2
Deferred tax assets	20.9	28.0
Related party notes receivable	—	12.6
Assets held by special purpose entities	50.9	50.9
Other long-term assets	101.2	114.1

	1,219.7	1,389.2

Properties, plants and equipment
Timber properties, net of depletion	244.8	215.2
Land	129.3	141.5
Buildings	444.9	496.7
Machinery and equipment	1,500.8	1,522.6
Capital projects in progress	97.3	128.7

	2,417.1	2,504.7
Accumulated depreciation	(1,124.1)	(1,107.5)

	1,293.0	1,397.2

Total assets	$3,667.4	$3,886.7

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)

As of October 31,	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$471.1	$431.3
Accrued payroll and employee benefits	102.4	103.0
Restructuring reserves	4.1	3.0
Current portion of long-term debt	17.6	10.0
Short-term borrowings	48.1	64.1
Deferred tax liabilities	17.8	11.5
Liabilities held for sale	1.5	—
Other current liabilities	189.1	186.5

	851.7	809.4

Long-term liabilities
Long-term debt	1,087.4	1,207.2
Deferred tax liabilities	219.0	246.4
Pension liabilities	136.0	82.5
Postretirement benefit obligations	17.3	18.5
Liabilities held by special purpose entities	43.3	43.3
Other long-term liabilities	89.5	99.5

	1,592.5	1,697.4

Shareholders’ equity
Common stock, without par value	135.5	129.4
Treasury stock, at cost	(130.7)	(131.0)
Retained earnings	1,411.7	1,418.8
Accumulated other comprehensive loss:
- foreign currency translation	(144.5)	(56.9)
- interest rate and other derivatives	(0.1)	(0.6)
- minimum pension liabilities	(129.8)	(95.1)

Total Greif, Inc. shareholders’ equity	1,142.1	1,264.6

Noncontrolling interests	81.1	115.3

Total shareholders’ equity	1,223.2	1,379.9

Total liabilities and shareholders’ equity	$3,667.4	$3,886.7

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)

For the years ended October 31,	2014	2013	2012
Cash flows from operating activities:
Net income	$44.9	$147.5	$123.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	155.8	157.6	155.6
Asset impairments	85.8	31.4	13.2
Unrealized foreign exchange (gain) loss	(3.9)	7.1	(0.1)
Deferred income taxes	14.1	2.6	22.0
Gain on disposals of properties, plants and equipment, net	(8.3)	(5.6)	(7.6)
Gain on disposals of businesses, net	(11.5)	—	—
Gain on disposals of timberland, net	(17.1)	(17.3)	—
Equity earnings of affiliates	(1.9)	(2.9)	(1.3)
Other, net	(0.9)	0.7	(2.8)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(45.3)	(35.6)	96.8
Inventories	(28.7)	(2.6)	40.3
Deferred purchase price on sold receivables	11.5	(8.0)	(20.9)
Accounts payable	68.9	(37.1)	3.3
Restructuring reserves	1.3	(5.0)	(11.4)
Pension and postretirement benefit liabilities	(16.9)	(4.1)	15.8
Other, net	14.0	21.6	46.8

Net cash provided by operating activities	261.8	250.3	473.3

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(53.5)	—	—
Purchases of properties, plants and equipment	(137.9)	(136.4)	(166.0)
Purchases of timber properties	(56.8)	(9.0)	(3.7)
Proceeds from the sale of properties, plants, equipment and other assets	49.6	41.5	13.9
Proceeds from the sale of businesses	115.3	—	—
Payments on (issuance of) notes receivable with related party, net	14.3	3.2	2.0

Net cash used in investing activities	(69.0)	(100.7)	(153.8)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,120.0	1,253.8	2,947.2
Payments on long-term debt	(1,186.5)	(1,266.5)	(3,129.8)
Proceeds from (payments on) short-term borrowings, net	8.2	(30.2)	(43.3)
Proceeds from trade accounts receivable credit facility	67.0	75.6	40.8
Payments on trade accounts receivable credit facility	(97.0)	(45.6)	(60.8)
Proceeds from joint venture partner	—	—	4.0
Dividends paid	(98.6)	(98.3)	(97.7)
Cash paid for deferred purchase price related to acquisitions	(1.2)	(46.6)	(14.3)
Exercise of stock options	1.6	1.3	1.8
Proceeds from the sale of membership units of a consolidated subsidiary	6.0	—	—
Fees paid for amended credit agreement	—	(3.4)	—
Acquisitions of treasury stock and other	—	—	(0.1)

Net cash used in financing activities	(180.5)	(159.9)	(352.2)

Effects of exchange rates on cash	(5.3)	(3.1)	(3.1)

Net increase (decrease) in cash and cash equivalents	7.0	(13.4)	(35.8)

Cash and cash equivalents at beginning of year	78.1	91.5	127.3

Cash and cash equivalents at end of year	$85.1	$78.1	$91.5

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in millions, except shares amounts in thousands and per share amounts)

	Capital Stock		Treasury Stock		Retained	Noncontrolling	Accumulated Other Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Earnings	interests	Income (Loss)	Equity
As of October 31, 2011	47,093	$113.8	29,749	$(132.0)	$1,351.6	$127.3	$(139.3)	$1,321.4
Net income					118.1	5.5		123.6
Other comprehensive income (loss):
- Foreign currency translation						(19.5)	(26.9)	(46.4)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.8 million							1.3	1.3
- Unrealized gain on cash flow hedges, net of income tax expense of $1.3 million							(2.4)	(2.4)
- Minimum pension liability adjustment, net of income tax benefit of $9.4 million							(24.4)	(24.4)

Comprehensive income								51.7

Acquisitions of noncontrolling interests and other					0.2	5.7		5.9
Dividends paid ($1.68 per Class A share and $2.51 per Class B share)					(97.7)			(97.7)
Treasury shares acquired	(1)	—	1	—				—
Stock options exercised or forfeited	158	1.8	(158)	0.3				2.1
Restricted stock directors	14	0.7	(14)	—				0.7
Restricted stock executives	5	0.2	(5)	—				0.2
Tax benefit of stock options and other		1.4						1.4
Long-term incentive shares issued	134	5.9	(134)	0.3				6.2

As of October 31, 2012	47,403	$123.8	29,439	$(131.4)	$1,372.2	$119.0	$(191.7)	$1,291.9
Net income					144.7	2.8		147.5
Other comprehensive income (loss):
- Foreign currency translation						1.4	7.9	9.3
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.3 million							0.5	0.5
- Unrealized gain on cash flow hedges, net of income tax expense of $0.2 million							(0.2)	(0.2)
- Minimum pension liability adjustment, net of income tax expense of $22.2 million							30.9	30.9

Comprehensive income								188.0

Acquisitions of noncontrolling interests and other					0.2	(7.9)		(7.7)
Dividends paid ($1.68 per Class A share and $2.51 per Class B share)					(98.3)			(98.3)
Stock options exercised	99	1.3	(99)	0.2				1.5
Restricted stock directors	5	0.2	(5)	—				0.2
Restricted stock executives	16	0.8	(16)	0.1				0.9
Stock forfeiture	—	0.2	—	—				0.2
Tax benefit of stock options and other	—	1.0	—	—				1.0
Long-term incentive shares issued	54	2.1	(54)	0.1				2.2

As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,418.8	$115.3	$(152.6)	$1,379.9
Net income					91.5	(46.6)		44.9
Other comprehensive income (loss):
- Foreign currency translation						0.7	(87.6)	(86.9)
- Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.5 million							0.4	0.4
- Unrealized gain on cash flow hedges, net of income tax expense of $0.2 million							0.1	0.1
- Minimum pension liability adjustment, net of income tax benefit of $15.7 million							(34.7)	(34.7)

Comprehensive income								(76.2)

Acquisitions of noncontrolling interests and other						11.7		11.7
Dividends paid ($1.68 per Class A share and $2.51 per Class B share)					(98.6)			(98.6)
Stock options exercised	69	1.6	(69)	0.1				1.7
Restricted stock directors	22	1.1	(22)	0.1				1.2
Tax benefit of stock options and other	—	0.5	—	—				0.5
Long-term incentive shares issued	56	2.9	(56)	0.1				3.0

As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$81.1	$(274.4)	$1,223.2

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

There were approximately 13,325 employees of the Company as of October 31, 2014.

Principles of Consolidation and Basis of Presentation

Certain amounts have been restated to correct errors that were not material to the Company in any prior quarter or year. Refer to Note 21 for additional information.

The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures controlled by the Company including the joint venture relating to the Flexible Products & Services segment and equity earnings of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity or cost methods based on the Company’s ownership interest in the unconsolidated affiliate.

The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2014, 2013 or 2012, or to any quarter of those years, relates to the fiscal year ended in that year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, estimates of fair value, environmental liabilities, pension and postretirement benefits including plan assets, income taxes, net assets held for sale, and contingencies. Actual amounts could differ from those estimates.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $82.3 million as of October 31, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Allowance for Doubtful Accounts

Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $16.8 million and $13.5 million as of October 31, 2014 and 2013, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.

Concentration of Credit Risk and Major Customers

The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2014, 2013, and 2012.

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

Inventory

The Company primarily uses the FIFO method of inventory valuation. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required. The Company also evaluates reserves for losses under firm purchase commitments for goods or inventories.

The Paper Packaging segment trades certain inventories with third parties. These inventory trades are not accounted for as sales, and the Company records an asset or liability for any imbalance resulting from these trades. These trades are often executed to facilitate transfers of inventory to different plant locations of the Company, and these transactions are eliminated in consolidation.

Assets Held for Sale

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2014, there were three asset groups in the Rigid Industrial Packaging Products & Services segment, one asset group in the Flexible Products & Services segment and one asset group in the Land Management segment that are recorded as assets and liabilities held for sale. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

Goodwill and Indefinite-Lived Intangibles

Goodwill is the excess of the purchase price of an acquired entity over the amounts assigned to tangible and intangible assets and liabilities assumed in the business combination. The Company accounts for purchased goodwill and indefinite-lived intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company tests for impairment of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.

In accordance with ASC 350 the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test for goodwill impairment is conducted at the reporting unit level using a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of these units. If the carrying value of a reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated implied fair value of a reporting unit’s goodwill to its carrying value. The Company allocates the estimated fair value of a reporting unit to all of the assets and liabilities in that reporting unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. When there is a disposition of a portion of a reporting unit, goodwill is allocated to the gain or loss on that disposition based on the relative fair values of the portion of the reporting unit subject to disposition and the portion of the reporting unit that will be retained.

The Company’s determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, or earnings before interest, taxes, depreciation, depletion and amortization forecasts used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. Refer to Note 6 for additional information regarding goodwill and other intangible assets.

Other Intangibles

The Company accounts for intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other.” Intangible assets are amortized over their useful lives on a straight-line basis. The useful lives for finite lived intangible assets vary depending on the type of asset and the terms of contracts or the valuation performed. The Company tests for impairment of finite lived intangible assets at least annually, or more frequently if certain indicators are present to suggest that impairment may exist. Amortization expense on other intangible assets is recorded on the straight-line method over their useful lives as follows:

Years
Trade names	10-15
Non-competes	1-10
Customer relationships	5-15
Other intangibles	3-15

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

Depreciation expense was $129.8 million, $131.9 million and $131.4 million, in 2014, 2013 and 2012, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.

The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. As of October 31, 2014, 2013, and 2012, the Company capitalized interest costs of $1.4 million, $1.7 million, and $2.7 million, respectively.

The Company tests for impairment of properties, plants and equipment at least annually, or more frequently if certain indicators are present to suggest that impairment may exist. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, we evaluate the recoverability of long-

lived assets, other than goodwill and indefinite-lived intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Future decisions to change our manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.

The Company owns timber properties in the southeastern United States and in Canada. With respect to the Company’s United States timber properties, which consisted of approximately 250,200 acres as of October 31, 2014, depletion expense on timber properties is computed on the basis of cost and the estimated recoverable timber. Depletion expense was $3.8 million, $4.3 million and $2.9 million in 2014, 2013 and 2012, respectively. The Company’s land costs are maintained by tract. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, planting costs, herbaceous weed control, woody release, labor and machinery use, refrigeration rental and trucking for the seedlings. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.

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

For 2014 and 2013, the Company recorded a gain relating to the sale of timberland of $17.1 million and $17.3 million, respectively.

The Company’s Canadian timber properties, which consisted of approximately 5,300 acres as of October 31, 2014, are not actively managed at this time, and therefore, no depletion expense is recorded.

Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist.

All lawsuits, claims and proceedings are considered by the Company in establishing reserves for contingencies in accordance with ASC 450, “Contingencies.” In accordance with the provisions of ASC 450, the Company accrues for a litigation-related liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Based on currently available information known to the Company, the Company believes that its reserves for these litigation-related liabilities are reasonable and that the ultimate outcome of any pending matters is not likely to have a material effect on the Company’s financial position or results of operations.

Environmental Cleanup Costs

The Company accounts for environmental cleanup costs in accordance with ASC 410, “Asset Retirement and Environmental Obligations.” The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company’s estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

Self-Insurance

The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $2.8 million and $2.9 million for estimated costs related to outstanding claims as of October 31, 2014 and 2013, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.

The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. The Company maintains liabilities totaling $14.7 million and $14.3 million for anticipated costs related to general liability, product, vehicle, and workers’ compensation claims as of October 31, 2014 and 2013, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.

Income Taxes

Income taxes are accounted for under ASC 740, “Income Taxes.” In accordance with ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as measured by enacted tax rates that are expected to be in effect in the periods when the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established when management believes it is more likely than not that some portion of the deferred tax assets will not be realized.

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

Other Comprehensive Income

Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is affected by the translation of assets and liabilities of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar. The primary assets and liabilities affecting the adjustments are cash and cash equivalents; accounts receivable; inventory; property, plant and equipment; accounts payable; pension and other postretirement benefit obligations and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Euro, Brazilian Real, and Chinese Yuan. The impact of defined benefit pension and postretirement benefit adjustments is primarily affected by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.

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

Facility exit and other costs consist of equipment relocation costs and project consulting fees. A liability for other costs associated with an exit or disposal activity shall be recognized and measured at its fair value in the period in which the liability is incurred (generally, when goods or services associated with the activity are received). The liability shall not be recognized before it is incurred, even if the costs are incremental to other operating costs and will be incurred as a direct result of a plan.

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

Transfer and Servicing of Assets

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No options were granted in 2014, 2013, or 2012. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.

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

Revenue Recognition

The Company recognizes revenue when title passes and risks and rewards of ownership have transferred to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition.”

Timberland disposals, timber, higher and better use (“HBU”) land, surplus and development property revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer, and all other criteria for sale and profit recognition have been satisfied.

The Company reports the sale of HBU and surplus property in our consolidated statements of income under “gain on disposal of properties, plants and equipment, net” and reports the sale of development property under “net sales” and “cost of products sold.” All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until the property is sold.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees and costs in cost of products sold.

Other Expense, Net

Other expense, net primarily represents non-United States trade receivables program fees, currency transaction gains and losses and other infrequent non-operating items.

Currency Translation

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at period-end, and revenues and expenses are translated at average exchange rates.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, net of tax were $1.2 million, $3.9 million and $0.8 million in 2014, 2013 and 2012, respectively.

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

The three levels of inputs used to measure fair values are as follows:

•	Level 1 - Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

The Company presents various fair value disclosures in Notes 10 and 13 to these consolidated financial statements.

Newly Adopted Accounting Standards

In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or an Investment in a Foreign Entity.” The objective of this update is to resolve the diversity in practice about whether Accounting Standards Codification (“ASC”) 810-10 or ASC 830-30 applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas rights) within a foreign entity. The Company adopted the new guidance beginning on November 1, 2013, and the adoption of the new guidance with respect to acquisitions or divestitures that occur after that date will impact the Company’s financial position, results of operations, comprehensive income, cash flows and disclosures.

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

In April 2014, the FASB issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The objective of this update is to prevent disposals of small groups of assets that are recurring in nature to qualify for discontinued operations presentation under Subtopic 205-20. The amendments in this update seek to attain this objective by only allowing disposals representing a strategic shift in operations to be presented as discontinued operations. The Company adopted the new guidance beginning on May, 1 2014, after which new disposals of components are evaluated for discontinued operations treatment using the new guidance. As a result of the adoption of this standard, businesses sold or classified as held for sale during the six months ended October 31, 2014 did not qualify as discontinued operations under the new standard.

Recently Issued Accounting Standards

As of October 31, 2014, the FASB has issued ASU’s through 2014-17. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company, other than as explained below is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern. The objective of this update to reduce the diversity in the timing and content of footnote disclosures related to going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about its potential inability to continue as a going concern when “substantial doubt” about its ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” The Company will have to document its consideration of the ASU, but not because the Company believes there is substantial doubt about its ability to continue as a going concern. The Company is expected to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The following table summarizes the Company’s acquisition activity in 2014, 2013 and 2012 (Dollars in millions):

Segment	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2014 Acquisitions	2	$53.5	2.5	22.1	25.9
Total 2013 Acquisitions	—	$—	—	—	—
Total 2012 Acquisitions	—	$—	—	—	—

Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

During 2014, the Company completed two acquisitions and nine divestitures. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging & Services segment in November. The rigid industrial packaging acquisition is expected to complement the Company’s existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The gain on sale of businesses, net was $11.5 million for the year ended October 31, 2014. Three of the divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment. Two of the divestitures in this segment resulted in losses on disposal of $9.1 million and $1.8 million, respectively, which included the write off of allocated goodwill. The third divestiture in this segment resulted in a loss of $11.4 million, which consisted of $5.5 million recorded as a loss on disposal and of $5.9 million of non-cash asset impairment charges due to the recording of an expected loss prior to the period in which the transaction was completed. There were also divestitures of businesses in the Flexible Products & Services and Paper Packaging segments that resulted in gains of $18.3 million and $4.2 million, respectively, which included the write-off of allocated goodwill. Additionally, there were divestitures of four smaller investments in the Rigid Industrial Packaging & Services segment that resulted in an aggregate net gain of $5.4 million. Proceeds from divestitures were $115.3 million. There were no divestitures of businesses for the years ended October 31, 2013 and 2012.

The Company sold membership units of a consolidated subsidiary in March 2014.

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

NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). Under the European RPA, the Seller has agreed to sell trade accounts receivables that meet certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc. under discounted receivables purchase agreements and related agreements. These other indirect wholly owned subsidiaries of Greif, Inc. include Greif Belgium BVBA, Pack2pack Rumbeke N.V., Pack2pack Zwolle B.V., Greif Nederland B.V., Pack2pack Halsteren B.V., Greif Italia S.p.A., Fustiplast S.p.A., Greif France S.A.S., Pack2pack Lille S.A.S., Greif Packaging Spain S.A., Greif UK Ltd., Greif Germany GmbH, Fustiplast GmbH, Pack2pack Mendig GmbH, Greif Portugal S.A., Greif Sweden Aktiebolag, Greif Packaging Sweden Aktiebolag and Greif Norway A.S. (the “Selling Subsidiaries”). Under the terms of a Performance and Indemnity Agreement, the performance obligations of the Selling Subsidiaries under the transaction documents have been guaranteed by Greif, Inc. The European RPA may be amended from time to time to add additional subsidiaries of Greif, Inc. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($184.7 million as of October 31, 2014). A significant portion of the proceeds from this trade receivables facility was used to pay the obligations under the previous European trade receivables facilities described below, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from this facility are available for working capital and general corporate purposes.

Under the terms of a Receivable Purchase Agreement (the “RPA”) entered into in 2003 between Seller and a major international bank, the Seller had agreed to sell trade receivables meeting certain eligibility requirements that Seller had purchased from other indirect wholly owned subsidiaries of Greif, Inc., including Greif Belgium BVBA, Greif Germany GmbH, Greif Nederland B.V., Greif Packaging Belgium NV, Greif Spain S.A., Greif Sweden AB, Greif Packaging Norway A.S., Greif Packaging France S.A.S., Greif Packaging Spain S.A., Greif Portugal S.A. and Greif UK Ltd., under discounted receivables purchase agreements and from Greif France S.A.S. under a factoring agreement. In addition, Greif Italia S.p.A., also an indirect wholly owned subsidiary of Greif, Inc., had entered into an Italian Receivables Purchase Agreement with the Italian branch of the major international bank (the “Italian RPA”) agreeing to sell trade receivables that meet certain eligibility criteria to such branch. The Italian RPA was similar in structure and terms as the RPA. On April 27, 2012, the RPA and the Italian RPA were terminated.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.8 million as of October 31, 2014).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreements”) with Malaysian banks. In March 2014, the Malaysian Agreement was discontinued and therefore there were no receivables held by third party financial institutions under this agreement as of October 31, 2014.

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

The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

For the years ended October 31,	2014	2013	2012
European RPA
Gross accounts receivable sold to third party financial institution	$1,006.4	$1,071.3	$702.7
Cash received for accounts receivable sold under the programs	888.1	947.0	619.1
Deferred purchase price related to accounts receivable sold	118.3	124.3	83.6
Loss associated with the programs	2.5	2.5	1.9
Expenses associated with the programs	—	—	1.9
RPA and Italian RPA
Gross accounts receivable sold to third party financial institution	$—	$—	$189.4
Cash received for accounts receivable sold under the programs	—	—	167.7
Deferred purchase price related to accounts receivable sold	—	—	21.7
Loss associated with the programs	—	—	1.6
Expenses associated with the programs	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$55.9	$70.5	$73.8
Cash received for accounts receivable sold under the program	55.9	70.5	73.8
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	—	—	—
Expenses associated with the program	0.1	0.2	0.2
Malaysian Agreements
Gross accounts receivable sold to third party financial institution	$0.8	$22.9	$24.2
Cash received for accounts receivable sold under the program	0.8	22.9	24.2
Deferred purchase price related to accounts receivable sold	—	—	—
Loss associated with the program	—	0.2	0.1
Expenses associated with the program	—	0.1	0.1
Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$1,063.1	$1,164.7	$990.1
Cash received for accounts receivable sold under the program	944.8	1,040.4	884.8
Deferred purchase price related to accounts receivable sold	118.3	124.3	105.3
Loss associated with the program	2.5	2.7	3.6
Expenses associated with the program	0.1	0.3	2.2

	October 31,	October 31,
	2014	2013
European RPA
Accounts receivable sold to and held by third party financial institution	$164.7	$179.0
Deferred purchase price asset (liability) related to accounts receivable sold	(23.7)	11.5
RPA and Italian RPA
Accounts receivable sold to and held by third party financial institution	$—	$—
Uncollected deferred purchase price related to accounts receivable sold	—	—
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$5.0	$4.4
Uncollected deferred purchase price related to accounts receivable sold	—	—
Malaysian Agreements
Accounts receivable sold to and held by third party financial institution	$—	$4.5
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$169.7	$187.9
Deferred purchase price asset (liability) related to accounts receivable sold	$(23.7)	$11.5

The deferred purchase price related to the accounts receivable sold is reflected as prepaid expenses and other current assets or other current liabilities on the Company’s consolidated balance sheet and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received initially and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA, the Singapore RPA and the Malaysian Agreements. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

The inventories are stated at the lower of cost or market and summarized as follows as of October 31 for each year (Dollars in millions):

	2014	2013
Finished goods	$100.9	$98.5
Raw materials	235.9	239.5
Work-in process	44.3	36.4

	$381.1	$374.4

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET

As of October 31, 2014, there were three asset groups in the Rigid Industrial Packaging Products & Services segment, one asset group in the Flexible Products & Services segment and one asset group in the Land Management segment classified as assets and liabilities held for sale. As of October 31, 2013, there were two asset groups in the Flexible Products & Services segment with assets and liabilities held for sale. During 2014, one asset group classified as held for sale at October 31, 2013 was sold, another asset group previously classified as held for sale was reclassed to other current assets, one asset group within the Rigid Industrial Packaging Products & Services was added and subsequently sold during the year, two asset groups within Flexible Products & Services segment were added and subsequently sold during the year, one asset group within the Paper Packaging segment was added and subsequently sold during the year, three asset groups were added in the Rigid Industrial Packaging Products & Services segment, one asset group was added in the Flexible Products & Services segment, and HBU and surplus properties were added in the Land Management segment. The assets and liabilities held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year. For additional information regarding the sale of businesses refer to Note 2 to these consolidated financial statements.

For the year ended October 31, 2014, the Company recorded a gain on disposal of PP&E, net of $8.3 million. There were sales of HBU and surplus properties which resulted in gains of $5.4 million in the Land Management segment, a sale of equipment in the Flexible Products & Services segment that resulted in a gain of $1.1 million, a disposal of an asset in the Paper Packaging segment that resulted in a gain of $0.7 million and sales of other miscellaneous equipment which resulted in aggregate gains of $1.1 million.

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

For the years ended October 31, 2014 and 2013, the Company recorded a gain of $17.1 million and $17.3 million, respectively, relating to the sale of timberland. For the year ended October 31, 2012, there were no sales of timberland.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2014 and 2013 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging	Flexible Products & Services	Land Management	Total
Balance at October 31, 2012	$837.5	$59.7	$73.6	$0.2	$971.0
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	—	—	—	—	—
Goodwill adjustments	1.5	0.2	—	(0.2)	1.5
Goodwill impairment charge	—	—	—	—	—
Currency translation	21.2	—	4.7	—	25.9

Balance at October 31, 2013	$860.2	$59.9	$78.3	$—	$998.4
Goodwill acquired	25.9	—	—	—	25.9
Goodwill allocated to divestitures and businesses held for sale	(25.5)	(0.4)	(21.8)	—	(47.7)
Goodwill adjustments	(0.8)	—	—	—	(0.8)
Goodwill impairment charge	—	—	(50.3)	—	(50.3)
Currency translation	(39.1)	—	(6.2)	—	(45.3)

Balance at October 31, 2014	$820.7	$59.5	$—	$—	$880.2

The goodwill adjustments during 2014 decreased goodwill by a net amount of $118.2 million and were primarily related to the Flexible Products & Services goodwill impairment charge and goodwill allocated to divestitures and businesses held for sale. The $50.3 million impairment charge represents the Company’s total accumulated impairment loss.

The goodwill adjustments during 2013 increased goodwill by a net amount of $27.4 million and are primarily related to the impact of foreign currency translation.

The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles—Goodwill and Other”, either annually in the fourth quarter as of August 1, or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The components are aggregated into reporting units for purposes of goodwill impairment testing to the extent they share similar qualitative and quantitative characteristics. The Company has five operating segments: Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services Europe, Middle East, Africa, and Asia Pacific; Paper Packaging; Flexible Products & Services; and Land Management. These five operating segments are aggregated into four reportable business segments by combining the Rigid Industrial Packaging & Services – Americas and Rigid Industrial Packaging & Services Europe, Middle East, Africa, and Asia Pacific operating segments. The Company’s reporting units are the same as the operating segments.

During the fourth quarter of 2014, triggering events occurred in the Flexible Products & Services reporting unit that significantly lowered the forecasted cash flow projections used by the Company during its annual impairment test. The triggering events identified are as follows:

•	During the fourth quarter of 2014, Flexible Products & Services changed the labor mix of employees at one of its facilities in Turkey, resulting in higher expected long-term overall labor costs.

•	There were also certain Flexible Products & Services businesses and facilities identified during the fourth quarter of 2014 as planned divestitures and shutdowns. These planned divestitures and shutdowns were primarily distribution locations and so reduced overall sales and topline revenue for Flexible Products & Services without reducing fixed production costs, resulting in projected decreases in gross margins and operating profit margins for the business as a whole.

•	Finally, there was a significant devaluation of the Euro that negatively impacted expected results for Flexible Products & Services, as a significant portion of its forecasted sales are to customers in the Euro zone. The devaluation is projected to have a long-term effect on the results of the Flexible Products & Services reporting unit.

Due to these events, the Company performed a goodwill impairment test as of October 31, 2014 for the Flexible Products & Services reporting unit. Based on the analysis performed as of October 31, 2014, the carrying amount of the Flexible Products & Services reporting unit exceeded the fair value of the Flexible Products & Services reporting unit and the goodwill of the Flexible Products & Services reporting unit as of October 31, 2014 was fully impaired and written off as of October 31, 2014.

The fair value was determined primarily using the income approach by discounting estimated future cash flows. Those cash flow projections were prepared based upon the evaluation of the historical performance and future growth expectations for the Flexible Products & Services segment. Revenue is based on 2015 projections with a long-term growth rate applied to future periods. The most critical assumptions within the cash flow projections are revenue growth rates and forecasted gross margin percentages. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit as a whole and the fair values of the other non-goodwill assets and liabilities making up the reporting unit. Significant assumptions used in the calculation of the implied fair value include those used in the valuation of fixed assets and intangibles. Fixed assets were valued using the indirect cost approach. The customer retention model used to value the customer list intangible asset is the multi-period excess earnings method.

The estimated fair value of each of the remaining four reporting units was deemed to be substantially in excess of the carrying amount of the assets and liabilities assigned to each reporting unit. As of October 31, 2013, the Company recognized an impairment charge of $0.4 million related to certain intangible assets in our Rigid Industrial Packaging & Services segment. The Company concluded that no impairment indicators existed as of October 31, 2012.

The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2014 and October 31, 2013 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2013:
Indefinite lived:
Trademarks and patents	$14.6	$—	$14.6
Definite lived:
Trademarks and patents	$23.3	$4.3	$19.0
Non-compete agreements	14.6	12.6	2.0
Customer relationships	205.6	70.2	135.4
Other	23.5	9.3	14.2

Total	$281.6	$96.4	$185.2

October 31, 2014:
Indefinite lived:
Trademarks and patents	$13.8	$—	$13.8
Definite lived:
Trademarks and patents	$15.3	$4.7	$10.6
Non-compete agreements	6.0	5.1	0.9
Customer relationships	203.3	78.8	124.5
Other	27.8	11.1	16.7

Total	$266.2	$99.7	$166.5

Gross intangible assets decreased by $15.4 million for the year ended October 31, 2014. The decrease was attributable to an additional $14.4 million of gross intangibles, representing the net of acquisition and divestitures, offset by $14.8 million of currency fluctuations and the write-off of $15.0 million in certain fully-amortized assets. Amortization expense was $22.0 million, $21.2 million and $21.1 million for 2014, 2013 and 2012, respectively. Amortization expense for the next five years is expected to be $20.7 million in 2015, $19.8 million in 2016, $19.0 million in 2017, $18.5 million in 2018 and $18.4 million in 2019.

All intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting, except for $13.8 million related to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop and Box Board, all of which have indefinite lives.

NOTE 7 – RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2014, 2013 and 2012 (Dollars in millions):

	Employee Separation Costs	Other costs	Total
Balance at October 31, 2012	$6.2	$1.8	$8.0
Costs incurred and charged to expense	2.8	2.0	4.8
Costs paid or otherwise settled	(7.2)	(2.6)	(9.8)

Balance at October 31, 2013	$1.8	$1.2	$3.0

Costs incurred and charged to expense	12.0	4.1	16.1
Costs paid or otherwise settled	(10.9)	(4.1)	(15.0)

Balance at October 31, 2014	$2.9	$1.2	$4.1

The focus for restructuring activities in 2014 was to rationalize operations and close underperforming assets in both the Flexible Products & Services and the Rigid Industrial Packaging & Services segments. During 2014, the Company recorded restructuring charges of $16.1 million, consisting of $12.0 million in employee separation costs and $4.1 million in other restructuring costs, primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. There were eight plants closed in 2014, and a total of 850 employees severed throughout 2014 as part of the Company’s restructuring efforts. Anticipated cost savings related to 2014 restructuring activity is expected to be approximately $16.8 million with payback periods ranging from one to five years among the plans.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $9.2 million and $6.6 million as of October 31, 2014 and 2013, respectively. The increase was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Amounts expected to be incurred	Amounts Incurred in 2014	Amounts remaining to be incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$11.4	$7.5	$3.9
Other restructuring costs	5.0	2.1	2.9

	16.4	9.6	6.8
Flexible Products & Services:
Employee separation costs	4.7	4.5	0.2
Other restructuring costs	4.2	2.0	2.2

	8.9	6.5	2.4

	$25.3	$16.1	$9.2

The focus for restructuring activities in 2013 was on the rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. During 2013, the Company recorded restructuring charges of $4.8 million, consisting of $2.8 million in employee separation costs and $2.0 million in other restructuring costs, primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. There were no plants closed in 2013, but there was a total of 278 employees severed throughout 2013 as part of the Company’s restructuring efforts.

The focus for restructuring activities in 2012 was on the consolidation of operations in the Flexible Products & Services segment as part of the ongoing implementation of the Greif Business System and rationalization of operations and contingency actions in Rigid Industrial Packaging & Services. During 2012, the Company recorded restructuring charges of $23.1 million, consisting of $13.4 million in employee separation costs and $9.7 million in other restructuring costs, primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. Four plants in the Rigid Industrial Packaging & Services segment were closed. There were a total of 513 employees severed throughout 2012 as part of the Company’s restructuring efforts.

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

As of October 31, 2014 and 2013, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For each of the years ended October 31, 2014, 2013 and 2012, the Buyer SPE recorded interest income of $2.4 million.

As of October 31, 2014 and 2013, STA Timber had long-term debt of $43.3 million. For each of the years ended October 31, 2014, 2013 and 2012, STA Timber recorded interest expense of $2.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.

Flexible Packaging Joint Venture

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra,”) formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and its subsidiary NSC. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment, with the exception of the North American multiwall packaging business, which was sold in August 2014. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.

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

The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexibles Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012 and ceased operations in the fourth quarter of 2014. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, Greif Supra and NSC have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.

All investments, loans and capital contributions are to be shared equally by Greif Supra and NSC and each partner has committed to contribute capital of up to $150 million and obtain third party financing for up to $150 million as required.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

October 31, 2013	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$154.8	$44.9	$164.5	$364.2
Total liabilities	207.7	1.2	57.3	266.2

Net assets	$(52.9)	$43.7	$107.2	$98.0

October 31, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$113.6	$21.6	$126.4	$261.6
Total liabilities	102.7	42.8	51.8	197.3

Net assets	$10.9	$(21.2)	$74.6	$64.3

During 2014, there was a conversion of short-term loans payable and accrued interest to equity. This transaction involved loans payable to another Greif entity and those payable to NSC. As of October 31, 2013, Asset Co. had outstanding advances to NSC for $0.6 million which were being used to fund certain costs incurred in the Kingdom of Saudi Arabia in respect of the fabric hub. These advances were recorded within the current portion related party notes and advances receivable on the Company’s consolidated balance sheet. As of October 31, 2013, Asset Co. and Trading Co. held short term loans payable to NSC for $12.7 million, recorded within short-term borrowings on the Company’s consolidated balance sheet. These loans were interest bearing and were used to fund certain operational requirements. The fabric hub ceased operations during the fourth quarter of 2014.

Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2014, 2013 and 2012 were $57.0 million, $9.1 million and $4.4 million, respectively.

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

NOTE 9 – LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2014	October 31, 2013
Amended Credit Agreement	$169.2	$222.9
Senior Notes due 2017	301.2	301.8
Senior Notes due 2019	245.2	244.4
Senior Notes due 2021	252.5	272.9
Amended Receivables Facility	110.0	140.0
Other long-term debt	26.9	35.2

	1,105.0	1,217.2
Less current portion	(17.6)	(10.0)

Long-term debt	$1,087.4	$1,207.2

Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan was scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, the Company made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Agreement. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $770.2 million as of October 31, 2014, all of which is available without violating covenants, which has been reduced by $15.9 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of October 31, 2014, the Company was in compliance with these covenants.

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

During the twelve months ended October 31, 2013 the Company recorded debt extinguishment charges of $1.3 million resulting from the write off of unamortized deferred financing costs associated with our previous $1 billion senior secured credit agreement entered into in February 2010 with substantially the same syndicate of banks as the Amended Credit Agreement (the “2010 Credit Agreement”). The Company recorded no debt extinguishment charges for the twelve months ended October 31, 2014 and 2012. Financing costs associated with the Amended Credit Agreement totaling $3.4 million have been capitalized and included in other long term assets.

As of October 31, 2014, $169.2 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $151.9 million. The weighted average interest rate on the Amended Credit Agreement was 1.65% for the year ended October 31, 2014. The actual interest rate on the Amended Credit Agreement was 1.62% as of October 31, 2014.

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

United States Trade Accounts Receivable Credit Facility

On September 30, 2013, the Company amended and restated its existing receivables financing facility to establish a $170.0 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, the Company can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of the Company’s trade accounts receivables in the United States and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that the Company will not, at the end of any fiscal quarter, permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of October 31, 2014, the Company was in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes.

Until September 30, 2013, the Company had a $130 million U.S. trade accounts receivable credit facility with a financial institution (the “Prior Receivables Facility”). The Prior Receivables Facility was secured by certain of the Company’s trade accounts receivable in the United States and bore interest at a variable rate based on the applicable base rate or other agreed-upon rate plus a margin amount. In addition, the Prior Receivables Facility was terminable at any time upon five days prior written notice. A significant portion of the initial proceeds from the Prior Receivables Facility was used to pay the obligations under the previous trade accounts receivable credit facility, which was terminated. The remaining proceeds were used to pay certain fees, costs and expenses incurred in connection with the Prior Receivables Facility and for working capital and general corporate purposes. The agreement for the Prior Receivables Facility contained financial covenants that required the Company to maintain the same leverage ratio and fixed charge coverage ratio as set forth in the 2010 Credit Agreement. On December 19, 2012, this leverage ratio was amended to be identical to the ratio in the Amended Credit Agreement, and the fixed charge coverage ratio was deleted and the Interest Coverage Ratio Covenant set forth in the Amended Credit Agreement was included. On September 30, 2013, the Prior Receivables Facility was terminated and replaced with the Amended Receivables Facility.

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

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of October 31, 2014, the Company had outstanding other debt of $75.0 million, consisting of $26.9 million in long-term debt and $48.1 million in short-term borrowings, compared to other debt outstanding of $99.3 million, consisting of $35.2 million in long-term debt and $64.1 million in short-term borrowings, as of October 31, 2013. There are no financial covenants associated with this other debt.

As of October 31, 2014, the current portion of the Company’s long-term debt was $17.6 million. Annual maturities, including the current portion of long-term debt under the Company’s various financing arrangements, are $17.6 million in 2015, $152.7 million in 2016, $318.5 million in 2017, $117.5 million in 2018, $245.2 million in 2019 and $253.5 million thereafter. Cash paid for interest expense was $86.4 million, $86.5 million and $86.6 million in 2014, 2013 and 2012, respectively.

As of October 31, 2014 and 2013, the Company had deferred financing fees and debt issuance costs of $10.3 million and $13.4 million, respectively, which are included in other long-term assets.

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

During the next twelve months, the Company expects to reclassify into earnings a net loss from accumulated other comprehensive income of approximately $0.1 million after tax at the time the underlying hedge transactions are realized.

Recurring Fair Value Measurements

The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2014 and 2013 (Dollars in millions):

	October 31, 2014				October 31, 2013				Balance sheet
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.2)	$—	$(0.2)	$—	$(0.9)	$—	$(0.9)	Other long-term liabilities
Foreign exchange hedges	—	0.6	—	0.6	—	0.3	—	0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	—	(1.0)	—	(1.0)	Other current liabilities

Total*	$—	$0.2	$—	$0.2	$—	$(1.6)	$—	$(1.6)

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2014 and 2013 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company had interest rate swap agreements with various maturities through December 2014. Such interest rate swap agreements are used to manage the Company’s fixed and floating rate debt mix, specifically the Amended Credit Agreement. The assumptions used in measuring fair value of these interest rate derivatives are considered level 2 inputs, which were based on monthly interest rates from the counterparties over the life of the swap agreements. These derivative instruments are designated and qualify as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in earnings immediately.

As of October 31, 2014, the Company had two interest rate derivatives, both of which were entered into during the first quarter of 2012 (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company received interest based upon a variable interest rate from the counterparties (weighted average of 0.16% as of October 31, 2014 and 0.17% as of October 31, 2013) and paid interest based upon a fixed interest rate (weighted average of 0.75% as of October 31, 2014 and 0.75% as of October 31, 2013). Losses reclassified to earnings under these contracts were $0.9 million, $0.8 million and $0.9 million for the twelve months ended October 31, 2014, 2013 and 2012, respectively. These losses were recorded within the consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million and $0.9 million recorded in accumulated other comprehensive income as of October 31, 2014 and 2013, respectively.

Foreign Exchange Hedges

The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. Accordingly, on a limited basis, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. The Company’s objective is to reduce volatility associated with foreign exchange rate changes.

As of October 31, 2014, the Company had outstanding foreign currency forward contracts in the notional amount of $122.4 million ($137.6 million as of October 31, 2013). At October 31, 2014, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were immaterial for the twelve months ended October 31, 2013. Losses recorded under fair value contracts were $6.2 million and $1.6 million for the twelve months ended October 31, 2014 and 2012, respectively.

During 2012, some derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was previously reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. Gains reclassified to earnings for hedging contracts qualifying as cash flow hedges were immaterial for the twelve months ended October 31, 2012. These gains were recorded within the consolidated statements of income as other (income) expense, net. The change in fair value of these contracts resulted in an immaterial gain recorded in accumulated other comprehensive income as of October 31, 2012. The ineffective portion of the gain or loss on the derivative instrument was previously recognized in earnings immediately.

Energy Hedges

The Company is exposed to changes in the price of certain commodities. Accordingly, on a limited basis, the Company may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases. The Company’s objective is to reduce volatility associated with forecasted purchases of these commodities to allow management of the Company to focus its attention on business operations.

There were no energy hedges in effect as of October 31, 2014 or October 31, 2013.

Other Financial Instruments

The fair values of the Company’s Amended Credit Agreement and the Amended Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”

The following table presents the estimated fair values for the Company’s Senior Notes, Assets held by special purpose entities and Insurance annuity (Dollars in millions):

	October 31, 2014	October 31, 2013
Senior Notes due 2017 Estimated fair value	$325.5	$334.5
Senior Notes due 2019 Estimated fair value	287.5	289.9
Senior Notes due 2021 Estimated fair value	297.7	317.9
Assets held by special purpose entities Estimated fair value	54.5	50.1
Insurance annuity Estimated Fair Value	22.6	24.0

Pension Plan Assets

On an annual basis we compare the asset holdings of our pension plan to targets established by the Company. The pension plan assets are categorized as either equity securities, debt securities, fixed income securities, insurance annuities, or other assets, which are considered level 1, level 2 and level 3 fair value measurements. The typical asset holdings include:

•	Common stock: Valued based on quoted prices and are primarily exchange-traded.

•	Mutual funds: Valued at the Net Asset Value “NAV” available daily in an observable market.

•	Common collective trusts: Unit value calculated based on the observable NAV of the underlying investment.

•	Pooled separate accounts: Unit value calculated based on the observable NAV of the underlying investment.

•	Government and corporate debt securities: Valued based on readily available inputs such as yield or price of bonds of comparable quality, coupon, maturity and type.

•	Insurance Annuity: Value is derived based on the value of the corresponding liability.

Non-Recurring Fair Value Measurements

Long-Lived Assets

The following table is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the years ended October 31, 2014, 2013, and 2012, all of which were valued using Level 3 inputs.

	2014	2013	2012
Long-lived assets held and used	$14.1	$27.4	$3.0
Long-lived assets held for sale or disposal	21.4	4.0	10.2

Total	$35.5	$31.4	$13.2

The Company may close manufacturing facilities during the next few years as part of restructuring plans to rationalize costs and realize benefits of synergies. The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

During the year ended October 31, 2014, the Company wrote down long-lived assets with a carrying value of $58.0 million to a fair value of $22.5 million, resulting in recognized asset impairment charges of properties, plants and equipment of $35.5 million, consisting of: $11.5 million for assets in the Rigid Industrial Packaging & Services segment related to the third quarter 2014 impairment of assets to be sold for a loss in the fourth quarter of 2014, underutilized and damaged equipment, and unutilized facilities in Europe; and $24.0 million for assets in Flexible Products & Services segment related to underutilized equipment and the shutdown of the fabric hub in the Kingdom of Saudi Arabia. The impairment charges in the Flexible Products & Services segment included $15.7 million related to assets valued on the basis of their highest and best use.

During the year ended October 31, 2013, the Company wrote down long-lived assets with a carrying value of $84.2 million to a fair value of $52.8 million, resulting in recognized asset impairment charges of properties, plants, and equipment of $31.4 million, consisting of: $1.6 million for assets in the Paper Packaging segment primarily for assets under contract to be sold; $18.8 million for assets in the Rigid Industrial Packaging & Services segment related to loss making facilities, underutilized and damaged equipment, and unutilized facilities in Europe; and $11.0 million for assets in Flexible Products & Services segment related to underutilized equipment which was valued on the basis of their highest and best use.

During the year ended October 31, 2012, the Company wrote down long-lived assets with a carrying value of $27.4 million to a fair value of $14.2 million, resulting in recognized asset impairment charges of $13.2 million, consisting of: $7.2 million for assets in the Flexible Products & Services segment primarily related to restructuring activities; $3.5 million for assets in the Rigid Industrial Packaging & Services segment primarily related to restructuring activities and underutilized equipment; and $2.5 million for assets in the Paper Packaging segment related to asset groups under contract to be sold.

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the year ended October 31, 2014, the Company has not recorded additional impairment related to assets which were previously classified as held for sale. During the year ended October 31, 2013, the Company recorded no impairment related to assets which were previously classified as held for sale.

Goodwill and Indefinite-Lived Intangibles

On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” As of October 31, 2014, the Company concluded that the carrying amount of the Flexible Products & Services reporting unit exceeded the fair value of the Flexible Products & Services reporting unit and the goodwill of $50.3 million on the Flexible Products & Services reporting unit as of October 31, 2014 was fully impaired. See Note 6 for additional information. The Company concluded that no impairment existed as of October 31, 2013 and 2012.

Additional fair value disclosures

The Company presents additional fair value disclosures in Note 13 to these Consolidated Financial Statements.

NOTE 11 — STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of income over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2014, 2013 or 2012. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.

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

Under the terms of the 2001 Plan, stock options may be granted at exercise prices equal to the market value of the common stock on the date options are granted and become fully vested two years after date of grant. Options expire 10 years after date of grant.

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

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2014		2013		2012
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	79	$25.30	181	$19.45	342	$16.61
Granted	—	—	—	—	—	—
Forfeited	—	—	3	19.35	3	13.10
Exercised	69	25.01	99	14.79	158	13.45

Ending balance	10	$27.36	79	$25.30	181	$19.45

As of October 31, 2014, outstanding stock options had exercise prices and contractual lives as follows (Shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life
$15 - $25	6	0.1
$25 - $35	4	0.3

All outstanding options were exercisable as of October 31, 2014, 2013 and 2012, respectively.

The Company’s Long Term Incentive Plan is intended to focus management on the key measures that drive superior performance over the longer-term. The Long Term Incentive Plan is based on three-year performance periods that commence at the start of every fiscal year. For each three-year performance period, the performance goals are based on targeted levels of earnings before interest, taxes, depreciation, depletion and amortization as determined by the Special Subcommittee of the Company’s Compensation Committee of the Board of Directors (the “Special Subcommittee”). Participants are paid 50% in cash and 50% in restricted shares of the Company’s Class A and/or Class B Common Stock, as determined by the Special Subcommittee.

Under the Company’s Long-Term Incentive Plan, the Company will grant in January 2015 49,702 shares of restricted stock with a weighted average grant date fair value of $45.71 for 2014. The Company granted 55,874 shares of restricted stock with a weighted average grant date fair value of $51.97 under the Company’s Long-Term Incentive Plan for 2013. The total stock expense recorded under the plan was $2.3 million, $2.9 million and $2.2 million for the periods ended October 31, 2014, 2013 and 2012, respectively. All restricted stock awards under the Long Term Incentive Plan are fully vested at the date of award.

Under the Company’s 2005 Directors Plan, the Company granted 22,059 shares of restricted stock with a weighted average grant date fair value of $50.99 in 2014. The Company granted 15,831 shares of restricted stock with a weighted average grant date fair value of $51.16 under the Company’s 2005 Directors Plan in 2013. The total expense recorded under the plan was $1.1 million, $0.8 million, and $0.7 million for the periods ended October 31, 2014, 2013, and 2012, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.

During 2014, the Company awarded an officer, as part of the terms of his initial employment arrangement, 15,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until May 12, 2019. These shares fully vest in equal installments of 5,000 on May 12, 2015, 2016 and 2017. Share-based compensation expense was $0.2 million for the period ended October 31, 2014.

The total stock compensation expenses recorded under the plans were $3.6 million, $3.7 million and $3.6 million for the periods ended October 31, 2014, 2013 and 2012 respectively.

NOTE 12—INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.

The provision for income taxes consists of the following (Dollars in millions):

For the years ended October 31,	2014	2013	2012
Current
Federal	$53.1	$54.3	$19.9
State and local	9.8	8.8	5.4
Non-U.S.	38.0	33.1	13.8

	100.9	96.2	39.1
Deferred
Federal	2.7	(6.3)	10.3
State and local	(1.6)	(0.3)	2.7
Non-U.S.	13.0	9.2	9.0

	14.1	2.6	22.0

	$115.0	$98.8	$61.1

The non-U.S. income (loss) before income tax expense was ($17.0) million, $80.3 million and $72.8 million in 2014, 2013, and 2012, respectively. The 2014 non-U.S. pretax loss is primarily the result of the impairment of non-deductible goodwill. The 2014 non-U.S. tax expense is a result of profitable ongoing operations and increases in valuation allowance.

The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2014	2013	2012
United States federal tax rate	35.00%	35.00%	35.00%
Non-U.S. tax rates	2.90%	2.20%	0.30%
State and local taxes, net of federal tax benefit	4.20%	2.50%	2.30%
U.S. Domestic Production Activity Deduction	(3.10%)	(2.00%)	(0.70%)
Unrecognized tax benefits	7.20%	0.40%	(5.30%)
Change in judgment regarding valuation allowance	12.70%	0.50%	1.50%
Withholding tax	2.90%	2.90%	2.70%
Foreign partnerships	(5.30%)	(3.60%)	(4.30%)
Foreign Income Inclusion	—	1.70%	1.60%
Nondeductible Goodwill	15.60%	—	—
Other items	0.70%	1.00%	0.20%

	72.80%	40.60%	33.30%

Withholding tax is assessed and accrued for interest, royalties, and dividends on a quarterly basis for transactions primarily between non-U.S. entities.

During 2014, the Company disposed of certain operations, including the divestiture of a nonstrategic business in the Rigid Industrial Packaging & Services segment in third quarter and the multiwall packaging business in the fourth quarter, which resulted in gains and losses recognized, including an amount related to goodwill of $13.6 million and $21.8 million, respectively, which did not have a tax basis. Moreover, the Flexible Products & Services reporting unit recognized the impairment of goodwill of $50.3 million that did not have any tax basis. For 2014, the combination of these items contributed 15.6 percent to our effective tax rate.

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows (Dollars in millions):

	2014	2013
Deferred Tax Assets
Net operating loss and other carryforwards	$108.5	$100.8
Pension liabilities	48.2	23.7
Insurance operations	4.1	6.4
Incentive liabilities	12.9	14.1
Environmental reserves	5.4	7.3
Inventories	5.7	6.1
State income taxes	9.2	9.6
Postretirement benefit obligations	4.1	5.6
Other	7.6	10.8
Interest accrued	2.3	5.6
Allowance for doubtful accounts	4.6	3.0
Restructuring reserves	1.4	0.5
Deferred compensation	2.7	2.4
Foreign tax credits	2.3	2.5
Vacation accruals	1.8	1.5
Workers compensation accruals	4.6	3.9

Total Deferred Tax Assets	225.4	203.8
Valuation allowance	(108.5)	(79.0)

Net Deferred Tax Assets	116.9	124.8

Deferred Tax Liabilities
Properties, plants and equipment	109.0	115.8
Goodwill and other intangible assets	79.9	98.6
Foreign Income Inclusion	1.1	0.8
Foreign exchange gains	7.4	7.7
Timberland transactions	106.4	102.1

Total Deferred Tax Liabilities	303.8	325.0

Net Deferred Tax Liability	$(186.9)	$(200.2)

As of October 31, 2014, the Company had tax benefits from non-U.S. net operating loss and other carryforwards of approximately $107.5 million and approximately $1.0 million of U.S. federal and state net operating loss carryfowards. The Company has recorded valuation allowances of $106.2 million and $76.4 million as of October 31, 2014 and 2013, respectively, against the tax benefits from non-U.S. net deferred tax assets. The Company has also recorded valuation allowances of $2.3 million and $2.6 million as of October 31, 2014 and 2013, respectively, against tax benefits from U.S. net deferred tax assets. The Company’s $29.5 million increase in valuation allowances during 2014 consists of the following: $20.0 million of net increases in new valuation allowances resulting in a 12.7% rate impact disclosed separately in the rate reconciliation above; and $9.5 million of incremental net increases against current year net operating losses and other net deferred tax assets resulting in a 6.0% rate impact included within the non-U.S. tax rates line of the rate reconciliation above.

As of October 31, 2014, the Company had undistributed earnings of $566.6 million from certain non-U.S. subsidiaries that are permanently reinvested in non-U.S. operations. Because these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to determine the additional tax, if any, which would result from the remittance of these amounts.

A reconciliation of the beginning and ended amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at November 1	$30.5	$55.9	$86.0
Increases in tax positions for prior years	5.7	4.5	9.9
Decreases in tax positions for prior years	(8.2)	(11.0)	(11.0)
Increases in tax positions for current years	10.3	8.8	10.4
Settlements with taxing authorities	(0.6)	(30.3)	(32.5)
Lapse in statute of limitations	(0.8)	—	(0.3)
Currency translation	(2.6)	2.6	(6.6)

Balance at October 31	$34.3	$30.5	$55.9

The 2014 net increase is primarily related to a net increase in uncertain tax positions in foreign jurisdictions. In addition, the change in balance includes the impact of a deferred item that does not impact the tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With a few exceptions, the Company is subject to audit by various taxing authorities for 2009 through the current fiscal year. The Company has completed its U.S. federal tax audit for the tax years through 2010.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2014 and October 31, 2013, the Company had $4.6 million and $1.4 million, respectively, accrued for the payment of interest and penalties.

The October 31, 2014, 2013, 2012 balances include $28.0 million, $ 23.0 million and $49.4 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate.

The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2014 under ASC 740. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $5.5 million. Actual results may differ materially from this estimate.

The Company paid income taxes of $78.7 million, $74.0 million and $56.9 million in 2014, 2013, and 2012, respectively.

NOTE 13 – POST RETIREMENT BENEFIT PLANS

Defined Benefit Pension Plans

The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service. Certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 and on various dates in the preceding five years for the non-U.S. plans are not eligible to participate in the defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa.

Pension plan contributions by the Company totaled $16.9 million during 2014, which consisted of $15.5 million of employer contributions and $1.4 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company totaled $15.8 million and $19.8 million during 2013 and 2012, respectively. Contributions, including benefits paid directly by the Company, during 2015 are expected to be approximately $17.5 million.

The following table presents the number of participants in the defined benefit plans:

October 31, 2014	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
Active participants	2,131	1,772	112	133	66	48
Vested former employees	2,149	1,431	60	399	238	21
Retirees and beneficiaries	4,131	2,372	256	718	728	57
Other plan participants	30	0	0	0	30	0

October 31, 2013	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
Active participants	2,244	1,880	122	133	48	61
Vested former employees	2,184	1,452	64	399	249	20
Retirees and beneficiaries	4,147	2,320	250	718	804	55
Other plan participants	35	0	0	0	35	0

The actuarial assumptions are used to measure the year-end benefit obligations at October 31 and the pension costs for the subsequent year were as follows:

For the year ended October 31, 2014	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Discount rate	3.69%	4.22%	2.45%	3.72%	2.20%	4.83%
Expected return on plan assets	5.73%	6.25%	N/A	6.25%	3.25%	6.09%
Rate of compensation increase	2.93%	3.00%	2.75%	3.25%	2.25%	2.41%
For the year ended October 31, 2013
Discount rate	4.30%	4.75%	3.40%	4.25%	3.25%	5.28%
Expected return on plan assets	5.70%	6.00%	N/A	6.50%	3.25%	5.82%
Rate of compensation increase	2.99%	3.00%	2.75%	3.50%	2.25%	2.35%
For the year ended October 31, 2012
Discount rate	3.92%	4.00%	3.50%	4.25%	3.25%	4.89%
Expected return on plan assets	6.46%	6.75%	N/A	6.75%	5.00%	6.55%
Rate of compensation increase	2.99%	3.00%	2.75%	3.50%	2.25%	2.29%

The discount rate is determined by developing a hypothetical portfolio of individual high-quality corporate bonds available at the measurement date, the coupon and principal payments of which would be sufficient to satisfy the plans’ expected future benefit payments as defined for the projected benefit obligation. The discount rate by country is equivalent to the average yield on that hypothetical portfolio of bonds and is a reflection of current market settlement rates on such high quality bonds, government treasuries, and annuity purchase rates. To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for our defined benefit pension plans’ assets, we formulate views on the future economic environment, both in the U.S. and globally. We evaluate general market trends and historical relationships among a number of key variables that impact asset class returns, such as expected earnings growth, inflation, valuations, yields and spreads, using both internal and external sources. We also take into account expected volatility by asset class and diversification across classes to determine expected overall portfolio results given current and expected allocations. We also use published mortality tables for determining the expected lives of plan participants and believe that the tables selected are most-closely associated with the expected lives of plan participants as the table are based on the country in which the participant is employed.

Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.7% long-term expected return on those assets for cost recognition in 2014. For the defined benefit pension plans, we apply our expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which we apply that expected return.

We amortize experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.

Benefit Obligations

The components of net periodic pension cost include the following (Dollars in millions):

						Other
For the year ended October 31, 2014	Consolidated	United States	Germany	United Kingdom	Netherlands	International
Service cost	$15.7	$10.4	$0.6	$2.5	$1.6	$0.6
Interest cost	29.6	16.6	1.3	7.5	3.6	0.6
Expected return on plan assets	(33.9)	(17.4)	—	(12.6)	(3.1)	(0.8)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Recognized net actuarial loss	10.4	6.8	0.7	1.9	0.8	0.2

Net periodic pension cost	$22.0	$16.6	$2.6	$(0.7)	$2.9	$0.6

For the year ended October 31, 2013	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Service cost	$16.7	$11.5	$0.6	$2.9	$1.2	$0.5
Interest cost	27.6	15.9	1.2	6.5	3.3	0.7
Expected return on plan assets	(32.1)	(16.4)	—	(11.7)	(3.2)	(0.8)
Amortization of prior service cost	0.6	0.5	—	—	—	0.1
Recognized net actuarial loss	16.4	13.6	0.6	1.3	0.6	0.3

Net periodic pension cost	$29.2	$25.1	$2.4	$(1.0)	$1.9	$0.8

For the year ended October 31, 2012	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Service cost	$13.4	$10.0	$0.4	$2.1	$0.5	$0.4
Interest cost	29.6	16.6	1.4	7.0	3.9	0.7
Expected return on plan assets	(33.9)	(17.6)	—	(11.8)	(3.6)	(0.9)
Amortization of prior service cost	1.5	1.5	—	—	—	—
Recognized net actuarial loss	11.4	9.9	0.1	0.6	0.4	0.4

Net periodic pension cost	$22.0	$20.4	$1.9	$(2.1)	$1.2	$0.6

Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation (Dollars in millions):

	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
For the year ended October 31, 2014
Change in benefit obligation:
Benefit obligation at beginning of year	$703.8	$358.7	$39.0	$174.9	$116.9	$14.3
Service cost	15.7	10.4	0.6	2.5	1.6	0.6
Interest cost	29.6	16.6	1.3	7.5	3.6	0.6
Plan participant contributions	0.3	—	—	—	0.3	—
Expenses paid from assets	(2.5)	(1.2)	—	(1.1)	—	(0.2)
Plan Amendments	(0.5)	0.4	—	—	(0.9)	—
Actuarial loss	92.8	51.4	5.7	15.9	18.1	1.7
Foreign currency effect	(14.6)	—	(3.3)	(0.4)	(9.9)	(1.0)
Benefits paid	(37.7)	(16.7)	(1.4)	(12.4)	(6.1)	(1.1)

Benefit obligation at end of year	$786.9	$419.6	$41.9	$186.9	$123.6	$14.9

For the year ended October 31, 2013
Change in benefit obligation:
Benefit obligation at beginning of year	$722.4	$404.7	$35.3	$161.9	$103.4	$17.1
Service cost	16.7	11.5	0.6	2.9	1.2	0.5
Interest cost	27.6	15.9	1.2	6.5	3.3	0.7
Plan participant contributions	0.3	—	—	—	0.3	—
Expenses paid from assets	(2.2)	(1.9)	—	—	—	(0.3)
Multi-plan combination	0.4	0.4	—	—	—	—
Actuarial (gain) loss	(23.8)	(40.6)	0.9	9.7	7.7	(1.5)
Foreign currency effect	9.4	—	2.4	0.8	7.0	(0.8)
Benefits paid	(47.0)	(31.3)	(1.4)	(6.9)	(6.0)	(1.4)

Benefit obligation at end of year	$703.8	$358.7	$39.0	$174.9	$116.9	$14.3

Actuarial loss increased to $92.8 million for the year ended October 31, 2014, primarily attributable to a decrease in discount rates and an updated mortality table.

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years (Dollars in millions):

Actuarial value of benefit obligations
	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
October 31, 2014
Projected benefit obligation	$786.9	$419.6	$41.9	$186.9	$123.6	$14.9
Accumulated benefit obligation	752.5	393.2	38.9	184.9	122.0	13.5
Plan assets	650.8	325.6	—	202.7	107.8	14.7
October 31, 2013
Projected benefit obligation	$703.8	$358.7	$39.0	$174.9	$116.9	$14.3
Accumulated benefit obligation	674.4	339.1	35.9	171.3	115.2	12.9
Plan assets	621.2	301.8	—	198.9	106.5	14.0
Plans with ABO in excess of Plan assets
October 31, 2014
Accumulated benefit obligation	$567.6	$393.2	$38.9	$—	$122.0	$13.5
Plan assets	445.2	325.6	—	—	107.9	11.7
October 31, 2013
Accumulated benefit obligation	$503.0	$339.1	$35.9	$—	$115.2	$12.8
Plan assets	419.2	301.8	—	—	106.5	10.9

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2015	$33.0
2016	$33.7
2017	$35.1
2018	$37.1
2019	$38.6
2020-2024	$214.8

Plan assets

The plans’ assets consist of domestic and foreign equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2014 and 2013.

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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2014 Target	2014 Actual	2013 Target	2013 Actual
Equity securities	24%	28%	23%	31%
Debt securities	49%	39%	49%	46%
Other	27%	33%	28%	23%

Total	100%	100%	100%	100%

The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 10.

	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
For the year ended October 31, 2014
Change in plan assets:
Fair value of plan assets at beginning of year	$621.2	$301.8	$—	$198.9	$106.5	$14.0
Actual return on plan assets	62.6	29.8	—	15.7	15.8	1.3
Expenses paid	(2.5)	(1.2)	—	(1.1)	—	(0.2)
Plan participant contributions	0.3	—	—	—	0.3	—
Multi-plan combination	—	—	—	—	—	—
Foreign currency impact	(10.0)	—	—	(0.3)	(8.7)	(1.0)
Employer contributions	15.5	11.9	—	1.9	—	1.7
Benefits paid	(36.3)	(16.7)	—	(12.4)	(6.1)	(1.1)

Fair value of plan assets at end of year	$650.8	$325.6	$—	$202.7	$107.8	$14.7

For the year ended October 31, 2013
Change in plan assets:
Fair value of plan assets at beginning of year	$599.1	$298.4	$—	$187.4	$99.3	$14.0
Actual return on plan assets	48.9	25.1	—	15.9	6.5	1.4
Expenses paid	(2.1)	(1.8)	—	—	—	(0.3)
Plan participant contributions	0.3	—	—	—	0.3	—
Multi-plan combination	—	—	—	—	—	—
Foreign currency effects	6.4	—	—	0.8	6.5	(0.9)
Employer contributions	14.4	11.4	—	1.7	—	1.3
Benefits paid	(45.8)	(31.3)	—	(6.9)	(6.1)	(1.5)

Fair value of plan assets at end of year	$621.2	$301.8	$—	$198.9	$106.5	$14.0

The following table presents the fair value measurements for the pension assets:

As of October 31, 2014 (Dollars in millions)

Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Mutual funds	$143.0	$160.4	$—	$303.4
Common stock	31.0	—	—	31.0
Cash	13.7	—	—	13.7
Money market fund	0.2	—	—	0.2
Common collective trusts	—	132.5	—	132.5
Government Bonds	—	15.6	—	15.6
Corporate bonds	—	3.1	—	3.1
Other assets	—	0.2	—	0.2
Insurance Annuity	—	—	151.1	151.1

Total	$187.9	$311.8	$151.1	$650.8

As of October 31, 2013 (Dollars in millions)

Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Mutual funds	$183.7	$145.7	$—	$329.4
Common stock	33.8	—	—	33.8
Cash	15.9	—	—	15.9
Common collective trusts	—	121.5	—	121.5
Government Bonds		21.8		21.8
Corporate bonds		2.2		2.2
Insurance Annuity			96.6	96.6

Total	$233.4	$291.2	$96.6	$621.2

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3). There have been no transfers in or out of level 3:

	Pension Plan
(Dollars in millions)	2014	2013
Balance at beginning of year	$96.6	$87.1
Actual return on plan assets held at reporting date:
Assets still held at reporting date	15.9	6.5
Plan participant contributions	0.3	0.3
Net purchases (settlements)	47.0	(6.1)
Transfers	—	2.3
Currency impact	(8.7)	6.5

Balance at end of year	$151.1	$96.6

Financial statement presentation including other comprehensive income:

	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
As of October 31, 2014
Unrecognized net actuarial loss	$198.5	$110.1	$16.8	$41.1	$25.4	$5.1
Unrecognized prior service cost	—	0.9	—	—	(0.9)	—
Unrecognized initial net obligation	0.3	—	—	—	—	0.3

Accumulated other comprehensive loss (Pre-tax)	$198.8	$111.0	$16.8	$41.1	$24.5	$5.4

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$18.6	$—	$—	$15.8	$—	$2.8
Accrued benefit liability	(154.6)	(94.0)	(41.8)	—	(15.7)	(3.1)
Accumulated other comprehensive loss	198.8	111.0	16.8	41.1	24.5	5.4

Net amount recognized	$62.8	$17.0	$(25.0)	$56.9	$8.8	$5.1

	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
As of October 31, 2013
Unrecognized net actuarial loss	$148.5	$77.8	$13.1	$30.4	$22.8	$4.4
Unrecognized prior service cost	0.8	0.8	—	—	—	—
Unrecognized initial net obligation	0.3	—	—	—	—	0.3

Accumulated other comprehensive loss (Pre-tax)	$149.6	$78.6	$13.1	$30.4	$22.8	$4.7

Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$29.6	$—	$—	$26.6	$—	$3.0
Accrued benefit liability	(112.1)	(56.9)	(39.0)	(2.5)	(10.4)	(3.3)
Accumulated other comprehensive loss	149.6	78.6	13.1	30.4	22.8	4.7

Net amount recognized	$67.1	$21.7	$(25.9)	$54.5	$12.4	$4.4

	October 31, 2014	October 31, 2013
Accumulated other comprehensive loss at beginning of year	$149.6	$204.8
Increase or (decrease) in accumulated other comprehensive (income) or loss
Net transition obligation amortized during fiscal year	(0.1)	(0.1)
Net prior service costs amortized during fiscal year	(0.2)	(0.5)
Net loss amortized during fiscal year	(10.4)	(16.4)
Prior service (cost) or credit recognized during fiscal year due to curtailment	—	—
Prior service costs occurring during fiscal year	(0.5)	0.4
Liability (gain) loss occurring during fiscal year	92.8	(23.9)
Asset (gain) occurring during fiscal year	(28.6)	(16.9)

Increase (decrease) in accumulated other comprehensive loss	$53.0	$(57.4)
Foreign currency impact	(3.8)	2.2

Accumulated other comprehensive (income) or loss at current fiscal year end	$198.8	$149.6

In 2015, the Company expects to record an amortization loss of $14.5 million of prior service costs from shareholders’ equity into pension costs.

Defined contribution plans

The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $7.3 million in 2014, $6.5 million in 2013 and $3.9 million in 2012.

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

The following table presents the number of participants in the post-retirement health and life insurance benefit plans:

October 31, 2014	Consolidated	USA	South Africa
Active participants	25	12	13
Vested former employees	0	0	0
Retirees and beneficiaries	779	683	96
Other plan participants	0	0	0

October 31, 2013	Consolidated	USA	South Africa
Active participants	26	12	14
Vested former employees	0	0	0
Retirees and beneficiaries	894	793	101
Other plan participants	0	0	0

The discount rate actuarial assumptions at October 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

	Consolidated	United States	South Africa
For the year ended October 31, 2014	4.45%	3.70%	8.20%
For the year ended October 31, 2013	4.67%	3.95%	8.10%

The components of net periodic cost for the postretirement benefits include the following (Dollars in millions):

For the years ended October 31,	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	0.8	0.8	1.1
Amortization of prior service cost	(1.6)	(1.5)	(1.6)
Recognized net actuarial gain	—	—	—

Net periodic income	$(0.8)	$(0.7)	$(0.5)

The following table sets forth the plans’ change in benefit obligation (Dollars in millions):

	October 31, 2014	October 31, 2013
Benefit obligation at beginning of year	$18.5	$19.3
Service cost	—	—
Interest cost	0.8	0.8
Actuarial loss	(0.5)	0.4
Foreign currency effect	(0.3)	(0.5)
Plan amendments	—	—
Benefits paid	(1.2)	(1.5)

Benefit obligation at end of year	$17.3	$18.5

Financial statement presentation included other comprehensive income (Dollars in millions):

	October 31, 2014	October 31, 2013
Unrecognized net actuarial gain	$0.8	$0.5
Unrecognized prior service credit	7.4	9.0

Accumulated other comprehensive income	$8.2	$9.5

The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $17.3 million and $0, respectively, as of October 31, 2014 compared to $18.5 million and $0, respectively, as of October 31, 2013.

The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	7.5%
Ultimate trend rate	5.2%
Year ultimate trend rate reached	2026

A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$40	$(30)
Effect on postretirement benefit obligation	$520	$(444)

Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2015	$2.7
2016	$1.5
2017	$1.5
2018	$1.4
2019	$1.3
2020-2024	$5.7

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

Environmental Reserves

As of October 31, 2014 and 2013, environmental reserves of $24.7 million and $26.8 million, respectively, were included in other long-term liabilities and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of October 31, 2014 and 2013, environmental reserves of the Company included $13.7 million and $13.8 million, respectively, for its blending facility in Chicago, Illinois; $6.8 million and $7.7 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.6 million and $2.3 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010, and $1.6 million and $3.0 million for various other facilities around the world.

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

The following table provides EPS information for each period, respectively:

(In millions except per share data)	2014	2013	2012
Numerator
Numerator for basic and diluted EPS -
Net income attributable to Greif	$91.5	$144.7	$118.1
Cash dividends	98.6	98.3	97.7

Undistributed net income attributable to Greif, Inc.	$(7.1)	$46.4	$20.4
Denominator
Denominator for basic EPS -
Class A common stock	25.5	25.4	25.2
Class B common stock	22.1	22.1	22.1
Denominator for diluted EPS -
Class A common stock	25.5	25.4	25.2
Class B common stock	22.1	22.1	22.1
EPS Basic
Class A common stock	$1.56	$2.47	$2.03
Class B common stock	$2.33	$3.70	$3.03
EPS Diluted
Class A common stock	$1.56	$2.47	$2.03
Class B common stock	$2.33	$3.70	$3.03

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

Common Stock Repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2014, the Company repurchased no shares of Class A or Class B Common Stock. As of October 31, 2014, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. The total cost of the shares repurchased from November 1, 2011 through October 31, 2014 was $0.1 million.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2014:
Class A Common Stock	128,000,000	42,281,920	25,603,452	16,678,468
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2013:
Class A Common Stock	128,000,000	42,281,920	25,456,724	16,825,196
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2014	2013	2012
Class A Common Stock:
Basic shares	25,547,650	25,399,256	25,162,686
Assumed conversion of stock options	5,336	23,066	70,170

Diluted shares	25,552,986	25,422,322	25,232,856

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966	22,120,391

No stock options were antidilutive for the years ended October 31, 2014, 2013, or 2012.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. As of October 31, 2014, the Company had an equity interest in two such affiliates. Equity earnings of unconsolidated affiliates, net of tax for 2014, 2013 and 2012 were $1.9 million, $2.9 million and $1.3 million, respectively. Dividends received from the Company’s equity method affiliates for the years ended October 31, 2014 and 2013 were $0.2 million and $0.3 million, respectively. The Company had made loans to an entity deemed a VIE and accounted for it as an equity method investment. These loans bore interest at various interest rates. The original principal balance of these loans was $22.2 million. As of October 31, 2014 there was no outstanding balance on this loan and the Company sold its investment in this entity during the fourth quarter of 2014.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted from) added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the years ended October 31, 2014, 2013 and 2012 was $46.6 million, ($2.8) million and ($5.5) million, respectively.

NOTE 17 – LEASES

The table below contains information related to the Company’s rent expense (Dollars in millions):

For the years ended October 31,	2014	2013	2012
Rent Expense	$57.4	$54.7	$51.4

The following table provides the Company’s minimum rent commitments under operating and capital leases in the next five years and the remaining years thereafter:

	Operating	Capital
Fiscal Year	Leases	Leases
2015	$47.1	$0.1
2016	33.5	0.1
2017	23.3	0.1
2018	14.1	—
2019	10.5	—
Thereafter	29.5	—

Total	$158.0	$0.3

NOTE 18 – BUSINESS SEGMENT INFORMATION

The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management. The Rigid Industrial Packaging & Services reportable business segment is the aggregation of the two operating segments: Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services Europe, Middle East, Africa, and Asia Pacific.

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

Operations in the Flexible Products & Services segment involve the production and sale of flexible intermediate bulk containers and related services on a global basis. The Company’s flexible intermediate bulk containers are constructed from a polypropylene-based woven fabric that is produced at its production sites, as well as sourced from strategic regional suppliers. Flexible products are sold to customers and in market segments similar to those of the Company’s Rigid Industrial Packaging & Services segment. Additionally, the Company’s flexible products significantly expand its presence in the agricultural and food industries, among others.

Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 250,200 acres of timber properties in the southeastern United States, which are actively managed, and 5,300 acres of timber properties in Canada. Land Management’s operations focus on the active harvesting and regeneration of its United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.

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

The following segment information is presented for each of the three years in the period ended October 31, 2014 (Dollars in millions):

	2014	2013	2012
Net sales:
Rigid Industrial Packaging & Service	$3,077.0	$3,062.1	$3,075.6
Paper Packaging	706.8	676.0	573.8
Flexible Products & Services	425.8	448.7	453.3
Land Management	29.5	33.1	26.8

Total net sales	$4,239.1	$4,219.9	$4,129.5

Operating profit (loss):
Rigid Industrial Packaging	170.1	196.8	184.0
Paper Packaging	125.8	123.8	83.5
Flexible Products & Services	(78.6)	(11.7)	(1.8)
Land Management	32.0	32.7	15.3

Total operating profit	$249.3	$341.6	$281.0

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$108.4	$107.4	$106.0
Paper Packaging	29.8	30.3	31.6
Flexible Products & Services	13.3	15.2	14.7
Land Management	4.3	4.7	3.3

Total depreciation, depletion and amortization expense	$155.8	$157.6	$155.6

Capital Expenditures
Rigid Industrial Packaging & Services	$73.8	$64.8	$86.7
Paper Packaging	38.9	21.7	20.1
Flexible Products & Services	4.9	14.0	39.0
Land Management	60.0	13.0	6.9

Total segment	177.6	113.5	152.7
Corporate and other	17.1	31.9	17.0

Total capital expenditures	$194.7	$145.4	$169.7

Assets:
Rigid Industrial Packaging & Services	$2,334.1	$2,447.5
Paper Packaging	408.3	413.3
Flexible Products & Services	251.0	366.1
Land Management	319.0	280.5

Total Segment	3,312.4	3,507.4
Corporate and other	355.0	379.3

Total Assets	$3,667.4	$3,886.7

The following geographic information is presented for each of the three years in the period ended October 31, 2014 (Dollars in millions):

	2014	2013	2012
Net Sales
United States	$1,905.8	$1,843.6	$1,740.0
Europe, Middle East, and Africa	1,596.2	1,610.6	1,634.9
Asia Pacific and other Americas	737.1	765.7	754.6

Total net sales	$4,239.1	$4,219.9	$4,129.5

The following table presents properties, plants and equipment, net by geographic region (Dollars in millions):

	2014	2013
Properties, plants and equipment, net
United States	$716.5	$697.3
Europe, Middle East, and Africa	387.5	476.0
Asia Pacific and other Americas	189.0	223.9

Total properties, plants and equipment, net	$1,293.0	$1,397.2

NOTE 19 – COMPREHENSIVE INCOME

The following table provides the rollforward of accumulated other comprehensive income for the year ended October 31, 2014 (Dollars in millions):

				Accumulated
	Foreign			Other
	Currency	Cash Flow	Minimum Pension	Comprehensive
	Translation	Hedges	Liability Adjustment	Income (Loss)
Balance as of October 31, 2013	$(56.9)	$(0.6)	$(95.1)	$(152.6)
Other Comprehensive Loss Before Reclassifications	(87.6)	0.1	(34.7)	$(122.2)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.4	—	$0.4

Current-period Other Comprehensive Income (Loss)	(87.6)	0.5	(34.7)	(121.8)

Balance as of October 31, 2014	$(144.5)	$(0.1)	$(129.8)	$(274.4)

The following table provides the rollforward of accumulated other comprehensive income for the year ended October 31, 2013 (Dollars in millions):

				Accumulated
	Foreign		Minimum Pension	Other
	Currency	Cash Flow	Liability	Comprehensive
	Translation	Hedges	Adjustment	Income (Loss)
Balance as of October 31, 2012	$(64.8)	$(0.9)	$(126.0)	$(191.7)
Other Comprehensive Income (Loss) Before Reclassifications	7.9	(0.2)	30.9	38.6
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.5	—	0.5

Current-period Other Comprehensive Income (Loss)	7.9	0.3	30.9	39.1

Balance as of October 31, 2013	$(56.9)	$(0.6)	$(95.1)	$(152.6)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the years ended October 31 (Dollars in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Location on Consolidated Statements of Income
	2014	2013
Cash Flow Hedges	$0.4	$0.5	Other expense, net

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly results of operations for 2014 and 2013 are shown below (Dollars in millions, except per share amounts):

2014	January 31	April 30	July 31	October 31
Net sales	$1,001.5	$1,065.5	$1,124.0	$1,048.1
Gross profit	$186.1	$204.3	$217.7	$202.9
Net income(1)	$31.8	$37.1	$11.5	$(35.5)
Net income attributable to Greif, Inc.(1)	$30.7	$38.4	$13.7	$8.7
Earnings per share
Basic:
Class A Common Stock	$0.53	$0.65	$0.23	$0.15
Class B Common Stock	$0.78	$0.98	$0.35	$0.22
Diluted:
Class A Common Stock	$0.53	$0.65	$0.23	$0.15
Class B Common Stock	$0.78	$0.98	$0.35	$0.22
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,470,354	25,540,341	25,576,452	25,603,452
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Diluted:
Class A Common Stock	25,495,642	25,560,846	25,581,952	25,554,934
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Market price (Class A Common Stock):
High	$56.47	$54.98	$56.53	$50.85
Low	$50.35	$47.91	$49.70	$41.75
Close	$50.63	$54.19	$50.18	$44.06
Market price (Class B Common Stock):
High	$60.00	$59.20	$61.09	$55.00
Low	$51.10	$53.03	$53.06	$47.90
Close	$55.51	$58.81	$53.62	$50.20

(1)	We recorded the following significant transactions during the fourth quarter of 2014: (i) restructuring charges of $5.6 million and (ii) non-cash asset impairment charges of $70.2 million, (iii) gain on disposals of properties, plants, equipment, net of $2.8 million, and (iv) gain on disposals of businesses, net of $21.2 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

2013	January 31	April 30	July 31	October 31
Net sales	$976.2	$1,054.7	$1,094.8	$1,094.2
Gross profit	$186.5	$202.4	$217.2	$226.1
Net income(1)	$24.2	$39.7	$48.4	$35.2
Net income attributable to Greif, Inc.(1)	$22.9	$37.6	$46.2	$38.0
Earnings per share
Basic:
Class A Common Stock	$0.40	$0.64	$0.79	$0.65
Class B Common Stock	$0.58	$0.96	$1.18	$0.97
Diluted:
Class A Common Stock	$0.40	$0.64	$0.79	$0.65
Class B Common Stock	$0.58	$0.96	$1.18	$0.97
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,316,395	25,390,486	25,435,379	25,454,762
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Diluted:
Class A Common Stock	25,380,502	25,432,388	25,464,664	25,473,695
Class B Common Stock	22,119,966	22,119,966	22,119,966	22,119,966
Market price (Class A Common Stock):
High	$47.93	$54.28	$56.38	$58.27
Low	$39.80	$45.49	$47.35	$47.76
Close	$46.98	$48.17	$55.32	$53.49
Market price (Class B Common Stock):
High	$51.73	$57.44	$58.54	$60.00
Low	$43.45	$48.24	$51.01	$52.02
Close	$50.34	$51.79	$57.17	$56.85

(1)	We recorded the following significant transactions during the fourth quarter of 2013: (i) restructuring charges of $2.2 million, (ii) gain on sale of timberland of $17.3 million and (iii) non-cash asset impairment charges of $26.9 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.

As of January 9, 2015, there were 413 stockholders of record of the Class A Common Stock and 102 stockholders of record of the Class B Common Stock.

The following information represents unaudited restated quarterly information for the years ending October 31, 2014 and 2013. Refer to Note 21 for additional information regarding the restatement of prior financial information.

	Three months ended
	July 31, 2014
	As Reported	Adjustments	As Adjusted
Net sales	$1,161.1	$(37.1)	$1,124.0
Cost of products sold	944.8	(38.5)	906.3
Gross profit	216.3	1.4	217.7
Selling, general and administrative expenses	129.4	(0.3)	129.1
Operating profit	59.6	1.7	61.3
Other (income) expense, net	1.4	0.2	1.6
Income before income tax expense and equity earnings of unconsolidated affiliates, net	37.5	1.5	39.0
Net Income	10.0	1.5	11.5
Net income attributable to Greif, Inc.	12.2	1.5	13.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.21	$0.02	$0.23
Class B Common Stock	$0.31	$0.04	$0.35
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.21	$0.02	$0.23
Class B Common Stock	$0.31	$0.04	$0.35

	Three months ended
	April 30, 2014
	As Reported	Adjustments	As Adjusted
Net sales	$1,100.7	$(35.2)	$1,065.5
Cost of products sold	896.5	(35.3)	861.2
Gross profit	204.2	0.1	204.3
Selling, general and administrative expenses	135.4	(2.7)	132.7
Timberland gains	(8.2)	(0.5)	(8.7)
Operating profit	75.8	3.3	79.1
Other (income) expense, net	1.5	0.7	2.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	53.9	2.6	56.5
Net Income	34.5	2.6	37.1
Net income attributable to Greif, Inc.	35.8	2.6	38.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.61	$0.04	$0.65
Class B Common Stock	$0.92	$0.06	$0.98
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.61	$0.04	$0.65
Class B Common Stock	$0.92	$0.06	$0.98

	Three months ended
	January 31, 2014
	As Reported	Adjustments	As Adjusted
Net sales	$1,034.4	$(32.9)	$1,001.5
Cost of products sold	847.8	(32.4)	815.4
Gross profit	186.6	(0.5)	186.1
Selling, general and administrative expenses	121.5	(0.2)	121.3
Timberland gains	(8.7)	0.3	(8.4)
Operating profit	72.0	(0.6)	71.4
Other (income) expense, net	4.6	(1.8)	2.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	47.0	1.2	48.2
Net Income	30.6	1.2	31.8
Net income attributable to Greif, Inc.	29.5	1.2	30.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.51	$0.02	$0.53
Class B Common Stock	$0.75	$0.03	$0.78
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.51	$0.02	$0.53
Class B Common Stock	$0.75	$0.03	$0.78

	Three months ended
	July 31, 2013
	As Reported	Adjustments	As Adjusted
Net sales	$1,129.7	$(34.9)	$1,094.8
Cost of products sold	912.4	(34.8)	877.6
Gross profit	217.3	(0.1)	217.2
Selling, general and administrative expenses	118.2	0.1	118.3
Operating profit	96.7	(0.2)	96.5
Other (income) expense, net	4.0	(0.1)	3.9
Income before income tax expense and equity earnings of unconsolidated affiliates, net	73.5	(0.1)	73.4
Income tax (benefit) expense	25.9	0.3	26.2
Net Income	48.8	(0.4)	48.4
Net (income) loss attributable to noncontrolling interests	(2.1)	(0.1)	(2.2)
Net income attributable to Greif, Inc.	46.7	(0.5)	46.2
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.80	$(0.01)	$0.79
Class B Common Stock	$1.20	$(0.02)	$1.18
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.80	$(0.01)	$0.79
Class B Common Stock	$1.20	$(0.02)	$1.18

	Three months ended
	April 30, 2013
	As Reported	Adjustments	As Adjusted
Net sales	$1,088.9	$(34.2)	$1,054.7
Cost of products sold	886.3	(34.0)	852.3
Gross profit	202.6	(0.2)	202.4
Selling, general and administrative expenses	120.1	0.2	120.3
Non-cash asset impairment charges	2.2	(0.1)	2.1
Operating profit	83.9	(0.3)	83.6
Other (income) expense, net	0.8	2.0	2.8
Income before income tax expense and equity earnings of unconsolidated affiliates, net	61.7	(2.3)	59.4
Income tax (benefit) expense	19.6	0.3	19.9
Net Income	42.3	(2.6)	39.7
Net income attributable to Greif, Inc.	40.2	(2.6)	37.6
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.69	$(0.05)	$0.64
Class B Common Stock	$1.03	$(0.07)	$0.96
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.69	$(0.05)	$0.64
Class B Common Stock	$1.03	$(0.07)	$0.96

	Three months ended
	January 31, 2013
	As Reported	Adjustments	As Adjusted
Net sales	$1,008.6	$(32.4)	$976.2
Cost of products sold	821.9	(32.2)	789.7
Gross profit	186.7	(0.2)	186.5
Selling, general and administrative expenses	122.6	0.2	122.8
Operating profit	64.0	(0.4)	63.6
Income before income tax expense and equity earnings of unconsolidated affiliates, net	38.0	(0.4)	37.6
Income tax (benefit) expense	13.2	0.3	13.5
Net Income	24.9	(0.7)	24.2
Net income attributable to Greif, Inc.	23.6	(0.7)	22.9
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$(0.01)	$0.40
Class B Common Stock	$0.60	$(0.02)	$0.58
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.41	$(0.01)	$0.40
Class B Common Stock	$0.60	$(0.02)	$0.58

NOTE 21 – CORRECTION OF ERRORS AND RESTATEMENT

In the fourth quarter of 2014, the Company’s financial reporting and income tax processes identified financial statement errors in several prior periods within its Rigid Industrial Packaging & Services segment, its Paper Packaging segment and its Flexible Products & Services segment. The errors related to improperly stated deferred tax assets and liabilities, uncertain tax positions, income tax expense, accounting for paper trading activities at cost, Venezuela hyperinflation accounting, inventory, fixed assets and other asset and liability balances. Consequently, the Company has restated certain prior period amounts.

The impact of these prior period errors were not material to the Company in any of those years. However, the aggregate amount of prior period errors, net of tax, of $24.5 million would have been material to the Company’s current year consolidated statement of income. The Company has corrected these errors for all prior periods presented, including each of the quarters ended in 2014 and 2013, by restating the consolidated financial statements and other financial information included herein.

The amounts for prior period errors consisted of the following: $8.3 million for deferred tax assets and liabilities; $5.4 million for uncertain tax positions; $6.5 million for Venezuela hyperinflation accounting; $2.4 million for amortization expense; and $1.9 million for the other asset and liability accounts. In addition, the revenue eliminations from the paper trading transactions reduced both net sales and cost of products sold in the Paper Packing segment by $133.5 million and $140.0 million, for the years ended October 31, 2013 and 2012, respectively.

The following are the previously stated and corrected balances of certain consolidated statements of income, consolidated balance sheets and consolidated statements of cash flows. The “As Reported” amounts are the amounts reported in the Annual Report on Form 10-K for the fiscal year ended October 31, 2013 (Dollars in millions, except per share amounts):

	For the year ended
	October 31, 2013
	As Reported	Adjustments	As Adjusted
Net Sales	$4,353.4	$(133.5)	$4,219.9
Cost of products sold	3,520.8	(133.1)	3,387.7
Gross profit	832.6	(0.4)	832.2
Timberland gains	(17.5)	0.2	(17.3)
Non-cash asset impairment charges	34.0	(2.6)	31.4
Operating profit	339.6	2.0	341.6
Other (income) expense, net	10.8	2.3	13.1
Income before income tax expense and equity earnings of unconsolidated affiliates, net	243.7	(0.3)	243.4
Income tax (benefit) expense	97.6	1.2	98.8
Net Income	149.0	(1.5)	147.5
Net (income) loss attributable to noncontrolling interests	(1.7)	(1.1)	(2.8)
Net income attributable to Greif, Inc.	147.3	(2.6)	144.7
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.52	$(0.05)	$2.47
Class B Common Stock	$3.77	$(0.07)	$3.70
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.52	$(0.05)	$2.47
Class B Common Stock	$3.77	$(0.07)	$3.70

	October 31, 2013
	As Reported	Adjustments	As Adjusted
Current assets
Inventories	$375.3	$(0.9)	$374.4
Deferred tax assets	22.2	7.6	29.8
Prepaid expenses and other current assets	132.2	(0.4)	131.8
Total current assets	1,094.0	6.3	1,100.3
Long-term assets
Goodwill	1,003.5	(5.1)	998.4
Other intangible assets, net of amortization	180.8	4.4	185.2
Total long-term assets	1,389.9	(0.7)	1,389.2
Properties, plants and equipment
Machinery and equipment	1,523.7	(1.1)	1,522.6
Total properties, plants and equipment, net	1,398.3	(1.1)	1,397.2
Total assets	3,882.2	4.5	3,886.7
Current Liabilities
Other current liabilities	178.8	7.7	186.5
Total current liabilities	801.7	7.7	809.4
Long-term Liabilities
Deferred tax liabilities	238.1	8.3	246.4
Other long-term liabilities	92.9	6.6	99.5
Total long-term liabilities	1,682.5	14.9	1,697.4
Shareholders’ equity
Retained earnings	1,443.8	(25.0)	1,418.8
Accumulated other comprehensive loss	(159.0)	6.4	(152.6)
Total Greif, Inc. shareholders’ equity	1,283.2	(18.6)	1,264.6
Noncontrolling interests	114.8	0.5	115.3
Total shareholders’ equity	1,398.0	(18.1)	1,379.9
Total liabilities and shareholders’ equity	3,882.2	4.5	3,886.7

	For the year ended October 31, 2013
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$149.0	$(1.5)	$147.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	156.9	0.7	157.6
Asset impairments	34.0	(2.6)	31.4
Deferred income taxes	2.0	0.6	2.6
Gain on disposals of properties, plants and equipment, net	(23.1)	17.5	(5.6)
Gain on disposals of timberland, net	—	(17.3)	(17.3)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(35.4)	(0.2)	(35.6)
Inventories	(3.5)	0.9	(2.6)
Pension and postretirement benefit liabilities	7.5	(11.6)	(4.1)
Other, net	8.1	13.5	21.6

Net cash provided by operating activities	250.3	—	250.3

Cash flows from investing activities:
Net cash used in investing activities	(100.7)	—	(100.7)

Cash flows from financing activities:
Proceeds from (payments on) trade accounts receivable credit facility, net	30.0	(30.0)	—
Proceeds from trade accounts receivable credit facility	—	75.6	75.6
Payments on trade accounts receivable credit facility	—	(45.6)	(45.6)

Net cash used in financing activities	(159.9)	—	(159.9)

	For the year ended
	October 31, 2012
	As Reported	Adjustments	As Adjusted
Net Sales	$4,269.5	$(140.0)	$4,129.5
Cost of products sold	3,489.9	(139.9)	3,350.0
Gross profit	779.6	(0.1)	779.5
Selling, general and administrative expenses	468.4	1.4	469.8
Non-cash asset impairment charges	12.9	0.3	13.2
Operating profit	282.8	(1.8)	281.0
Other (income) expense, net	7.5	0.2	7.7
Income before income tax expense and equity earnings of unconsolidated affiliates, net	185.4	(2.0)	183.4
Income tax (benefit) expense	58.8	2.3	61.1
Net Income	127.9	(4.3)	123.6
Net income attributable to Greif, Inc.	122.4	(4.3)	118.1
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.10	$(0.07)	$2.03
Class B Common Stock	$3.14	$(0.11)	$3.03
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$2.10	$(0.07)	$2.03
Class B Common Stock	$3.14	$(0.11)	$3.03

	October 31, 2012
	As Reported	Adjustments	As Adjusted
Current assets
Trade accounts receivable, less allowance	$453.8	$(0.2)	$453.6
Deferred tax assets	18.9	6.6	25.5
Prepaid expenses and other current assets	114.8	(0.5)	114.3
Total current assets	1,055.3	5.9	1,061.2
Long-term assets
Goodwill	976.1	(5.1)	971.0
Other intangible assets, net of amortization	198.6	5.2	203.8
Total long-term assets	1,373.2	0.1	1,373.3
Properties, plants and equipment
Machinery and equipment	1,472.6	(3.5)	1,469.1
Total properties, plants and equipment, net	1,424.9	(3.5)	1,421.4
Total assets	3,853.4	2.5	3,855.9
Current Liabilities
Other current liabilities	187.9	8.5	196.4
Total current liabilities	867.3	8.5	875.8
Long-term Liabilities
Deferred tax liabilities	197.0	7.8	204.8
Other long-term liabilities	117.0	5.1	122.1
Total long-term liabilities	1,675.3	12.9	1,688.2
Shareholders’ equity
Retained earnings	1,394.8	(22.6)	1,372.2
Accumulated other comprehensive loss	(196.0)	4.3	(191.7)
Total Greif, Inc. shareholders’ equity	1,191.2	(18.3)	1,172.9
Noncontrolling interests	119.6	(0.6)	119.0
Total shareholders’ equity	1,310.8	(18.9)	1,291.9
Total liabilities and shareholders’ equity	3,853.4	2.5	3,855.9

	For the year ended October 31, 2012
	As Reported	Adjustments	As Adjusted
Cash flows from operating activities:
Net income	$127.9	$(4.3)	$123.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	154.8	0.8	155.6
Asset impairments	12.9	0.3	13.2
Deferred income taxes	20.2	1.8	22.0
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	96.7	0.1	96.8
Accounts payable	3.5	(0.2)	3.3
Other, net	45.3	1.5	46.8

Net cash provided by operating activities	473.3	—	473.3

Cash flows from investing activities:
Net cash used in investing activities	(153.8)	—	(153.8)

Cash flows from financing activities:
Proceeds from (payments on) trade accounts receivable credit facility, net	(20.0)	20.0	—
Proceeds from trade accounts receivable credit facility	—	40.8	40.8
Payments on trade accounts receivable credit facility	—	(60.8)	(60.8)

Net cash used in financing activities	(352.2)	—	(352.2)

The following are the previously reported and corrected balances of certain equity accounts as of October 31, 2011.

	October 31, 2011
	As Reported	Adjustments	As Adjusted
Retained Earnings	$1,370.1	$(18.5)	$1,351.6
Noncontrolling interests	127.9	(0.6)	127.3
Accumulated Other Comprehensive Income (Loss)	(143.6)	4.3	(139.3)
Shareholders’ Equity	1,336.2	(14.8)	1,321.4

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited the accompanying consolidated balance sheet of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended October 31, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greif, Inc. and subsidiary companies as of October 31, 2014, and the results of their operations and their cash flows for the year ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 21, 2015 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

Columbus, Ohio

January 21, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies as of October 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended October 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greif, Inc. and subsidiary companies at October 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

December 23, 2013, except for the impact of the matters

discussed in Notes 1, 20 and 21 pertaining to

the correction of errors and restatement, as

to which the date is January 21, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2013 Form 10-K (the “preceding Form 10-K”), management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been and are being implemented to address these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether they are operating effectively. Therefore, management concluded that, as of October 31, 2014, there continues to be a material weakness over financial reporting related to accounting for non-routine or complex transactions.

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2013, management had then concluded there was a material weakness in internal controls over financial reporting related to accounting for withholding taxes on subsidiary financing transactions. In response, management has improved of the technical competency of the staff through continuing education and revised accounting policies, improved the processes for accruing withholding tax expense, aligned withholding tax accrual with the related interest income accrual, simplified the Company’s subsidiary loan portfolio through enhanced design and maintenance, enhanced the periodic tax reporting packages, and strengthened the underlying process and analysis (Treasury, Accounting and Tax) that supports subsidiary financing decisions and procedures. Management has concluded that, as of October 31, 2014, the above identified material weakness had been fully remediated.

As previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014, management had then concluded there was a material weakness in internal controls over financial reporting related to the preparation and review of the quarterly reporting information package in our Latin America strategic business unit. In response, the Company strengthened existing processes and approval policies covering changes to legal entity structure and implemented additional training and communication about the review of the quarterly reporting information package. Management has concluded that, as of October 31, 2014, the above identified material weakness had been fully remediated.

During the fourth quarter of 2014, in conjunction with the implementation of additional internal controls starting in 2013 related to the calculation and reconciliation of deferred income tax assets, deferred income tax liabilities and uncertain tax positions, management identified unreconciled differences and errors in the income tax accounts of certain of the Company’s non-U.S. subsidiaries. Specifically, prior to 2014, certain calculations and reconciliations had not been accurately and consistently performed for these income tax accounts for certain non-U.S. subsidiaries nor were return-to-provision reconciliations consistently performed as non-U.S. subsidiary tax returns were filed. The errors were not material to any individual prior fiscal year; however, the correction of these errors would have been material to the 2014 financial statements. Consequently, the Company has revised ending retained earnings, goodwill, deferred income taxes and uncertain tax positions as of October 31, 2011, and has revised the Company’s financial statements as of and for the years ended October 31, 2012 and October 31, 2013 from the amounts previously reported. Therefore, management has concluded that, as of October 31, 2014, there was a material weakness over financial reporting related to accounting for income taxes for certain foreign subsidiaries.

The actions that have been implemented to remediate the above identified material weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion of return-to-provision reconciliations. The Company believes the steps taken to date (global income tax account calculation and reconciliation internal controls and management review controls) have improved the effectiveness of our internal control over financial reporting. Moreover, the Company has hired additional personnel and engaged external tax advisors for the income tax accounting function in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes that the remediation of the material weakness related to controls over the accounting for income taxes of non-U.S. subsidiaries will be completed by October 31, 2015.

In the course of completing our assessment of internal control over financial reporting as of October 31, 2014, management identified a number of deficiencies related to the design and operating effectiveness of information technology general controls for certain of our information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting (i.e., the affected IT systems). In particular, these deficiencies related to logical access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected. Therefore, management has concluded that, as of October 31, 2014, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of logical access and program change management for the affected IT systems.

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness in the Company’s IT systems noted above. The remediation actions that are expected to be taken include the following:

•	Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•	Implementation of appropriate program change management control activities, including implementation of change management control setting configurations across the affected IT systems, including tracking of access and history of changes.

•	Implementation of business process controls that directly and precisely address the risks related to accuracy and completeness of the financial reports and data generated from the affected IT systems and used in the performance of underlying business process controls.

In addition, the continued implementation of our global ERP platform will positively impact the remediation plan as many of the affected IT systems with deficiencies are expected to be removed from operation.

Management believes the foregoing efforts will effectively remediate the material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Management believes the remediation efforts will be completed by October 31, 2015.

During fiscal year 2015, management will test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

However, there are no assurances that we will successfully remediate any of the material weaknesses within the anticipated timeframe.

As part of the process of remediating our material weaknesses discussed above, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, systems and financial reporting. We continue to consolidate some of our transaction processing and general accounting activities onto a common, company-wide management information and accounting system and have also continued implementation of a global account reconciliation and monitoring tool. These changes are intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal accounting officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Because of a material weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions, a material weakness in internal controls over financial reporting related to accounting for income taxes for certain foreign subsidiaries, and a material weakness over financial reporting related to information technology general controls in the areas of logical access and program change management, our disclosure controls and procedures and internal controls over financial reporting were not effective.

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

The following report is provided by our management on our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act):

1.	Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as such term is defined in Exchange Act Rule 13a-15(f).

2.	Our management has used the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”) framework to evaluate the effectiveness of our internal control over financial reporting. Management believes that the COSO framework is a suitable framework for its evaluation of our internal control over financial reporting because it is free from bias, permits reasonably qualitative and quantitative measurements of our internal controls, is sufficiently complete so that those relevant factors that would alter a conclusion about the effectiveness of our internal controls are not omitted and is relevant to an evaluation of internal control over financial reporting.

3.	Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2014, and has concluded that, because of material weaknesses in internal controls over financial reporting related to accounting for non-routine or complex transactions, accounting for income taxes for certain foreign subsidiaries, and information technology general controls in the areas of logical access and program change management, our internal controls over financial reporting were not effective.

Our internal control over financial reporting as of October 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which follows below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited Greif, Inc. and subsidiary companies’ (the “Company”) internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in internal controls over financial reporting relating to accounting for non-routine or complex transactions, income tax accounting for certain foreign subsidiaries, and logical access and program change management controls related to certain information systems that are relevant to information and reports produced by certain information systems. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2014, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effects of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Greif, Inc. and subsidiary companies as of and for the year ended October 31, 2014, and our report dated January 21, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Columbus, Ohio

January 21, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2015 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2015 Proxy Statement, which information is incorporated herein by reference.

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

Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement, which information is incorporated herein by reference.

Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Nomination of Directors” in the 2015 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2014 annual meeting of stockholders.

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

ITEM 11. EXECUTIVE COMPENSATION

The 2015 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation”; information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement, which information is incorporated herein by reference.

Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Elements of Compensation” in the 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2015 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance—Director Independence” in the 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
3.1	Amended and Restated Certificate of Incorporation of Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 3(a) therein).

3.2	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Definitive Proxy Statement on Form 14A dated January 27, 2003, File No. 001-00566 (see Exhibit A therein).

3.3	Amendment to Amended and Restated Certificate of Incorporation of Greif, Inc.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007, File No. 001-00566 (see Exhibit 3.1 therein).

3.4	Second Amended and Restated By-Laws of Greif, Inc.	Current Report on Form 8-K dated August 29, 2008, File No. 001-00566 (see Exhibit 99.2 therein)

3.5	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective November 1, 2011).	Current Report on Form 8-K dated November 2, 2011, File No. 001-00566 (see Exhibit 99.2 therein)

3.6	Amendment of Second Amended and Restated By-Laws of Greif, Inc. (effective September 3, 2013).	Current Report on Form 8-K dated September 6, 2013, File No. 001-00566 (see Exhibit 99.3 therein)

4.1	Indenture dated as of February 9, 2007, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 6-3/4% Senior Notes due 2017	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007, File No. 001-00566 (see Exhibit 4.2 therein).

4.2	Indenture dated as of July 28, 2009, among Greif, Inc., as Issuer, and U.S. Bank National Association, as Trustee, regarding 7-3/4% Senior Notes due 2019	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, File No. 001-00566 (see Exhibit 4(b) therein).

4.3	Indenture dated as of July 15, 2011, among Greif Luxembourg Finance S.C.A., as Issuer, Greif, Inc. as Guarantor, The Bank of New York Mellon, as Trustee and Principal Paying Agent, and The Bank of New York Mellon (Luxembourg) S.A., as Transfer Agent, Registrar and Luxembourg Paying Agent, regarding 7.375% Senior Notes due 2021	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10.1*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10.2*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10.3*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.4*	Employment Agreement between Michael J. Gasser and Greif, Inc.	Annual Report on Form 10-K for the fiscal year ended October 31, 1998, File No. 001-00566 (see Exhibit 10(d) therein).

10.5*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.6*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.7*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.8*	Amendment No. 1 to Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Contained herein.

10.9*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.10*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.11*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.12*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.13*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.14*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10.15*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.16*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.17*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.18*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10.19*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated May 12, 2014, with Lawrence A. Hilsheimer	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

10.20	Second Amended and Restated Credit Agreement dated as of December 19, 2012 among Greif, Inc., Greif International Holding Supra C.V. and Greif International Holding B.V., as borrowers, with a syndicate of financial institutions, as lenders, Bank of America, N.A., as administrative agent and L/C issuer, Merrill Lynch, Pierce, Fenner & Smith Incorporated, JP Morgan Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers, JP Morgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-syndication agents, and KeyBank National Association, Citizens Bank of Pennsylvania, ING Bank N.V. and U.S. Bank National Association, as co-documentation agents.	Current Report on Form 8-K dated December 20, 2012, File No. 001-00566 (see Exhibit 99.2 therein).

10.21	Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, a Managing Agent, an Administrator and a Committed Investor. Certain portions of this exhibit have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 10(bb) therein).

10.22	First Amendment dated as of September 11, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Registration Statement on Form S-4, File No. 333-162011 (see Exhibit 10(cc) therein).

10.23	Second Amendment dated as of December 7, 2009, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America, National Association, as Agent, Managing Partner, an Administrator and a Committed Investor.	Annual Report on Form 10-K for fiscal year ended October 31, 2009, File No. 001-00566 (see Exhibit 10(dd) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.24	Third Amendment dated as of May 10, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008 by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010, File No. 001-00566 (see Exhibit 99.1 therein).

10.25	Fourth Amendment dated as of June 22, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.1 therein).

10.26	Fifth Amendment dated as of September 30, 2010, to the Transfer and Administration Agreement dated as of December 8, 2008, by and among Greif Receivables Funding LLC, Greif Packaging LLC, YC SUSI Trust, as Conduit Investor and Uncommitted Investor, and Bank of America National Association, as Agent, Managing Agent, an Administrator and a Committed Investor.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(cc) therein).

10.27	Sixth Amendment, dated as of September 19, 2011, to the Transfer and Administration Agreement, dated as of December 8, 2008, by and among Greif Packaging LLC, Greif Receivables Funding LLC and Bank of America National Association, as Managing Agent, Administrator, Committed Investor and Agent.	Current Report on Form 8-K dated September 23, 2011, File No. 001-00566 (see Exhibit 10.1 therein).

10.28	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.29	Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.30	Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ff) therein).

10.31	First Amendment dated as of September 30, 2010, to the Sale Agreement dated as of December 8, 2008, by and between Greif Packaging LLC, each other entity from time to time a party as Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal quarter ended October 31, 2010, File No. 001-00566 (see Exhibit 10(gg) therein).

10.32	Master Definitions Agreement dated as of April 27, 2012, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation, Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Coordination Center BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V. (Master Definitions Agreement provides definitions for agreements listed as Exhibits 10.2, 10.3 and 10.4).	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.1 therein).

10.33	Performance and Indemnity Agreement dated as of April 27, 2012, by and among Greif, Inc., as Performance Indemnity Provider, Cooperage Receivables Finance B.V., as Main SPV, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.2 therein).

10.34	Nieuw Amsterdam Receivables Purchase Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Nieuw Amsterdam Receivables Corporation, as Conduit Purchaser, Greif Coordination Center BVBA, as Master Servicer, Onward Seller and Originator Agent, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., as Italian Intermediary, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Committed Purchaser, Facility Agent and Funding Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.3 therein).

10.35	Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.4 therein).

10.36	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.37	Amended and Restated Transfer and Administration Agreement dated as of September 30, 2013, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., Olympic Oil Ltd., Trilla-St. Louis Corporation, and PNC Bank, National Association, as a Committed Investor, a Managing Agent, an Administrator, and the Agent.	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (see Exhibit 10.44 therein).

10.38	Amended and Restated Sale Agreement dated as of September 30, 2013, by and between Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., Olympic Oil Ltd., Trilla-St. Louis Corporation, each other entity from time to time party as an Originator, and Greif Receivables Funding LLC.	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (see Exhibit 10.45 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC

21	Subsidiaries of the Registrant.	Contained herein.

23(a)	Consent of Deloitte & Touche LLP.	Contained herein.

23(b)	Consent of Ernst & Young LLP.	Contained herein.

24(a)	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes.	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See exhibit 24(a) therein).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2014, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.	Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)

Date: January 21, 2015	By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ DAVID B. FISCHER	/s/ LAWRENCE A. HILSHEIMER
David B. Fischer President and Chief Executive Officer Member of the Board of Directors (principal executive officer)	Lawrence A. Hilsheimer Executive Vice President and Chief Financial Officer (principal financial officer)

VICKI L. AVRIL *	/s/ DAVID C. LLOYD
Vicki L. Avril Member of the Board of Directors	David C. Lloyd Vice President, Corporate Financial Controller (principal accounting officer)

JOHN W. MCNAMARA *	MICHAEL J. GASSER*
John W. McNamara Member of the Board of Directors	Michael J. Gasser Chairman Member of the Board of Directors

DANIEL J. GUNSETT *	JOHN F. FINN*
Daniel J. Gunsett Member of the Board of Directors	John F. Finn Member of the Board of Directors

PATRICK J. NORTON *	BRUCE A. EDWARDS *
Patrick J. Norton Member of the Board of Directors	Bruce A. Edwards Member of the Board of Directors

MARK A. EMKES *	JUDITH D. HOOK *
Mark A. Emkes Member of the Board of Directors	Judith D. Hook Member of the Board of Directors

*       The undersigned, David B. Fischer, by signing his name hereto, does hereby execute this Form 10-K on behalf of each of the above-named persons pursuant to powers of attorney duly executed by such persons and filed as an exhibit to this Form 10-K.

By:	/s/ DAVID B. FISCHER
David B. Fischer President and Chief Executive Officer

Each of the above signatures is affixed as of January 21, 2015.

SCHEDULE II

GREIF, INC. AND SUBSIDIARY COMPANIES

Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description
Year ended October 31, 2012:
Allowance for doubtful accounts	$13.8	$3.6	$(0.3)	$—	$17.1
Environmental reserves	$29.3	$1.3	$(2.4)	$(0.7)	$27.5
Year ended October 31, 2013:
Allowance for doubtful accounts	$17.1	$3.8	$(7.4)	$—	$13.5
Environmental reserves	$27.5	$2.6	$(3.9)	$0.6	$26.8
Year ended October 31, 2014:
Allowance for doubtful accounts	$13.5	$7.5	$(4.2)	$—	$16.8
Environmental reserves	$26.8	$0.7	$(2.0)	$(0.8)	$24.7