Form 10-Q
period 2015-01-31
GREIF INC
filed 2015-03-06
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 2, 2015:

Class A Common Stock	25,659,004 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three months ended
	January 31,
	2015	2014

Net sales	$902.3	$1,001.5
Cost of products sold	748.4	815.4

Gross profit	153.9	186.1

Selling, general and administrative expenses	111.8	121.3
Restructuring charges	3.2	2.4
Timberland gains	(24.3)	(8.4)
Non-cash asset impairment charges	0.2	0.2

Gain on disposal of properties, plants and equipment, net	(1.6)	(2.6)

(Gain) loss on disposal of businesses	(0.8)	1.8

Operating profit	65.4	71.4

Interest expense, net	19.6	20.4
Other expense, net	0.1	2.8

Income before income tax expense and equity earnings of unconsolidated affiliates, net	45.7	48.2

Income tax expense	17.5	16.5

Equity earnings of unconsolidated affiliates, net of tax	—	0.1

Net income	28.2	31.8

Net (income) loss attributable to noncontrolling interests	1.9	(1.1)

Net income attributable to Greif, Inc.	$30.1	$30.7

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.52	$0.53
Class B Common Stock	$0.76	$0.78

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.52	$0.53
Class B Common Stock	$0.76	$0.78

Weighted-average number of Class A common shares outstanding:
Basic	25.6	25.5
Diluted	25.6	25.5

Weighted-average number of Class B common shares outstanding:
Basic	22.1	22.1
Diluted	22.1	22.1

Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42
Class B Common Stock	$0.62	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in millions)

	Three months ended
	January 31,
	2015	2014
Net income	$28.2	$31.8
Other comprehensive income (loss), net of tax:
Foreign currency translation	(74.6)	(32.9)
Net reclassification of cash flow hedges to earnings, net of $0.0 and $0.0 tax benefits for 2015 and 2014, respectively	0.1	0.1
Minimum pension liabilities, net of tax benefit of $2.1 million and tax expense of $0.1 million, respectively.	5.5	(0.3)

Other comprehensive loss, net of tax	(69.0)	(33.1)

Comprehensive loss	(40.8)	(1.3)
Comprehensive loss attributable to noncontrolling interests	(16.0)	0.5

Comprehensive loss attributable to Greif, Inc.	$(24.8)	$(1.8)

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

ASSETS

	January 31, 2015	October 31, 2014

Current assets
Cash and cash equivalents	$55.8	$85.1
Trade accounts receivable, less allowance of $14.6 in 2015 and $16.8 in 2014	462.7	501.3
Inventories	382.2	381.1
Deferred tax assets	26.7	29.0
Assets held for sale	19.8	28.3
Prepaid expenses and other current assets	124.9	129.9

	1,072.1	1,154.7

Long-term assets
Goodwill	836.7	880.2
Other intangible assets, net of amortization	152.6	166.5
Deferred tax assets	15.0	20.9
Assets held by special purpose entities	50.9	50.9
Other long-term assets	101.7	101.2

	1,156.9	1,219.7

Properties, plants and equipment
Timber properties, net of depletion	267.1	244.8
Land	122.1	129.3
Buildings	424.9	444.9
Machinery and equipment	1,458.0	1,500.8
Capital projects in progress	106.1	97.3

	2,378.2	2,417.1
Accumulated depreciation	(1,099.7)	(1,124.1)

	1,278.5	1,293.0

Total assets	$3,507.5	$3,667.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in millions)

LIABILITIES AND EQUITY

	January 31, 2015	October 31, 2014

Current liabilities
Accounts payable	$392.8	$471.1
Accrued payroll and employee benefits	72.8	102.4
Restructuring reserves	5.7	4.1
Current portion of long-term debt	20.2	17.6
Short-term borrowings	58.5	48.1
Deferred tax liabilities	15.7	17.8
Liabilities held for sale	1.5	1.5
Other current liabilities	161.8	189.1

	729.0	851.7

Long-term liabilities
Long-term debt	1,127.8	1,087.4
Deferred tax liabilities	222.6	219.0
Pension liabilities	132.4	136.0
Postretirement benefit obligations	16.7	17.3
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	23.9	24.7
Other long-term liabilities	63.5	64.8

	1,630.2	1,592.5

Equity
Common stock, without par value	137.6	135.5
Treasury stock, at cost	(130.6)	(130.7)
Retained earnings	1,416.9	1,411.7
Accumulated other comprehensive loss:
- foreign currency translation	(205.0)	(144.5)
- interest rate and other cash flow hedges	—	(0.1)
- minimum pension liabilities	(124.3)	(129.8)

Total Greif, Inc. equity	1,094.6	1,142.1

Noncontrolling interests	53.7	81.1

Total equity	1,148.3	1,223.2

Total liabilities and equity	$3,507.5	$3,667.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

For the three months ended January 31,	2015	2014
Cash flows from operating activities:
Net income	$28.2	$31.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34.6	39.2
Asset impairments	0.2	0.2
Unrealized foreign exchange loss	(4.2)	(2.2)
Deferred income taxes	9.6	1.9
Gain on disposals of properties, plants and equipment, net	(1.6)	(2.6)
(Gain) loss on disposals of businesses	(0.8)	1.8
Gain on disposals of timberland, net	(24.3)	(8.4)
Other, net	(0.3)	(0.5)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	18.4	(3.3)
Inventories	(22.4)	(38.6)
Deferred purchase price on sold receivables	—	(9.7)
Accounts payable	(55.3)	(50.9)
Restructuring reserves	2.1	1.1
Pension and postretirement benefit liabilities	(6.5)	(0.6)
Other, net	(37.6)	(22.0)

Net cash used in operating activities	(59.9)	(62.8)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(0.4)	(52.3)
Purchases of properties, plants and equipment	(39.2)	(34.5)
Purchases of timber properties	(25.4)	(8.0)
Proceeds from the sale of properties, plants, equipment and other assets	36.1	14.8
Proceeds from the sale of businesses	2.9	—
Payments on notes receivable with related party, net	—	0.4

Net cash used in investing activities	(26.0)	(79.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	152.8	395.4
Payments on long-term debt	(111.5)	(263.3)
Proceeds from short-term borrowings, net	14.0	31.9
Proceeds from trade accounts receivable credit facility	94.0	30.0
Payments on trade accounts receivable credit facility	(65.0)	(19.0)
Dividends paid	(24.5)	(24.4)
Exercise of stock options	0.1	0.1

Net cash provided by financing activities	59.9	150.7

Effects of exchange rates on cash	(3.3)	(4.4)

Net increase (decrease) in cash and cash equivalents	(29.3)	3.9
Cash and cash equivalents at beginning of period	85.1	78.1

Cash and cash equivalents at end of period	$55.8	$82.0

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2015

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of January 31, 2015 and October 31, 2014, the condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the three month periods ended January 31, 2015 and 2014 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non–majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014 (the “2014 Form 10-K”). In the opinion of management, all adjustments necessary for fair presentation of the condensed consolidated financial statements have been included and are of a normal and recurring nature.

The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2015 or 2014, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The Company presents various fair value disclosures in Note 10 to these Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods. The Company has not yet determined the potential impact of adopting this guidance on the Company’s financial position, results of operations, comprehensive income, cash flow and disclosures.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern”. The objective of this update is to reduce the diversity in the timing and content of footnote disclosures related to going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about its potential inability to continue as a going concern when “substantial doubt” about their ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” The Company will have to document their consideration of the ASU, but not because the Company believes there is substantial doubt about its ability to continue as a going concern. The Company is expected to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

The following table summarizes the Company’s acquisition activity in 2015 and 2014 (Dollars in millions):

	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2015 Acquisitions	—	$—	—	—	—
Total 2014 Acquisitions	2	$52.3	2.5	22.1	25.9

Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.

The Company completed no acquisitions and three immaterial divestitures for the three months ended January 31, 2015. The divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment and the Flexible Products & Services segment. The gain on disposal of businesses was $0.8 million for the three months ended January 31, 2015. Proceeds from divestitures were $2.9 million. Additionally, the Company has recorded notes receivable of $3.9 million for the sale of these businesses, ranging in terms from nine months to five years.

The Company completed two acquisitions and one immaterial divestiture for the three months ended January 31, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment and the other acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition was made to complement the Company’s existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The loss on disposal of businesses was $1.8 million for the three months ended January 31, 2014.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank. The maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €145 million ($165.0 million as of January 31, 2015).

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.2 million as of January 31, 2015).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. In March 2014, the Malaysian Agreement was discontinued and therefore there were no receivables held by third party financial institutions under this agreement as of January 31, 2015.

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended
	January 31,
	2015	2014
European RPA
Gross accounts receivable sold to third party financial institution	$191.5	$243.5
Cash received for accounts receivable sold under the programs	169.4	215.4
Deferred purchase price related to accounts receivable sold	22.0	28.1
Loss associated with the programs	0.5	0.7
Expenses associated with the programs	—	—

Other
Gross accounts receivable sold to third party financial institution	$11.6	$15.8
Cash received for accounts receivable sold under the program	11.6	15.8
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	—	0.1

Total RPAs
Gross accounts receivable sold to third party financial institution	$203.1	$259.3
Cash received for accounts receivable sold under the program	181.0	231.2
Deferred purchase price related to accounts receivable sold	22.0	28.1
Loss associated with the program	0.5	0.7
Expenses associated with the program	—	0.1

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the Condensed Consolidated Balance Sheets (Dollars in millions):

	January 31,	October 31,
	2015	2014
European RPA
Accounts receivable sold to and held by third party financial institution	$123.4	$164.7
Deferred purchase price liability related to accounts receivable sold	(12.6)	(23.7)

Other
Accounts receivable sold to and held by third party financial institution	$5.0	$5.0
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs
Accounts receivable sold to and held by third party financial institution	$128.4	$169.7
Deferred purchase price liability related to accounts receivable sold	$(12.6)	$(23.7)

The deferred purchase price related to the accounts receivable sold is reflected as prepaid expenses and other current assets or other current liabilities on the Company’s condensed consolidated balance sheets and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received initially and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short-term nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s condensed consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold, similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPAs. The servicing liability for these receivables is not material to the condensed consolidated financial statements.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	January 31,	October 31,
	2015	2014
Finished Goods	$105.9	$100.9
Raw materials	239.1	235.9
Work-in-process	37.2	44.3

	$382.2	$381.1

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET

As of January 31, 2015, there were two asset groups in the Rigid Industrial Packaging Products & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale. As of October 31, 2014, there were three asset groups in the Rigid Industrial Packaging Products & Services segment, one asset group in the Flexible Products & Services segment and one asset group in the Land Management segment classified as assets and liabilities held for sale. During the three months ended January 31, 2015, one asset group previously classified as held for sale within the Rigid Industrial Packaging Products & Services segment was sold and another asset group consisting of higher and better use (“HBU”) and surplus properties previously classified as held for sale within the Land Management segment were sold. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the upcoming year. For additional information regarding the sale of businesses refer to Note 2 to these condensed consolidated financial statements.

For the three months ended January 31, 2015, the Company recorded a gain on disposal of property, plants and equipment, net of $1.6 million. There were sales of HBU and surplus properties which resulted in gains of $0.4 million in the Land Management segment, a disposal of an asset in the Rigid Industrial Packaging Products & Services segment that resulted in a gain of $0.8 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.4 million.

For the three months ended January 31, 2014, the Company recorded a gain on disposal of property, plants and equipment, net of $2.6 million. There were sales of HBU and surplus properties which resulted in gains of $1.4 million in the Land Management segment, a disposal of an asset in the Paper Packaging segment that resulted in a gain of $0.8 million, and sales of other miscellaneous equipment which resulted in aggregate gains of $0.4 million. None of these were previously classified as held for sale.

For the three months ended January 31, 2015 and 2014, the Company recorded gains of $24.3 million and $8.4 million, respectively, relating to the sale of timberland.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2015 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging	Flexible Products & Services (1)	Land Management	Total
Balance at October 31, 2014	$820.7	$59.5	$—	$—	$880.2
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	—	—	—	—	—
Goodwill adjustments	—	—	—	—	—
Currency translation	(43.5)	—	—	—	(43.5)

Balance at January 31, 2015	$777.2	$59.5	$—	$—	$836.7

(1)	At January 31, 2015 and October 31, 2014, the accumulated goodwill impairment loss was $50.3 million.

Goodwill decreased by $43.5 million for the three month period ended January 31, 2015. The decrease in goodwill was related to foreign currency fluctuations.

The following table summarizes the carrying amount of net intangible assets by class as of January 31, 2015 and October 31, 2014 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2015:
Indefinite lived:
Trademark and patents	$13.1	$—	$13.1
Definite lived:
Trademark and patents	$14.2	$4.5	$9.7
Non-compete agreements	5.8	5.0	0.8
Customer relationships	193.2	78.5	114.7
Other	24.9	10.6	14.3

Total	$251.2	$98.6	$152.6

October 31, 2014:
Indefinite lived:
Trademark and patents	$13.8	$—	$13.8
Definite lived:
Trademark and patents	$15.3	$4.7	$10.6
Non-compete agreements	6.0	5.1	0.9
Customer relationships	203.3	78.8	124.5
Other	27.8	11.1	16.7

Total	$266.2	$99.7	$166.5

Gross intangible assets decreased by $15.0 million for the three month period ended January 31, 2015. The decrease in gross intangible assets was primarily attributable to currency fluctuations. Amortization expense for the three months ended January 31, 2015 and 2014 was $4.8 million and $5.3 million, respectively. Amortization expense for the next five years is expected to be $19.2 million in 2015, $18.6 million in 2016, $17.8 million in 2017, $17.4 million in 2018 and $17.3 million in 2019.

Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined or through a fair value analysis.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2015 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total

Balance at October 31, 2014	$2.9	$1.2	$4.1
Costs incurred and charged to expense	2.7	0.5	3.2
Costs paid or otherwise settled	(0.8)	(0.8)	(1.6)

Balance at January 31, 2015	$4.8	$0.9	$5.7

The focus for restructuring activities in 2015 is to continue to rationalize operations and close underperforming assets in both the Flexible Products & Services and Rigid Industrial Packaging & Services segments. During the three months ended January 31, 2015, the Company recorded restructuring charges of $3.2 million, which compares to $2.4 million of restructuring charges during the three months ended January 31, 2014. The restructuring activity for the three months ended January 31, 2015 consisted of $2.7 million in employee separation costs and $0.5 million in other restructuring costs, primarily consisting of professional fees.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred were $8.6 million and $9.2 million as of January 31, 2015 and October 31, 2014, respectively. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the three month period ended January 31, 2015	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$4.8	$2.5	$2.3
Other restructuring costs	4.6	—	4.6

	9.4	2.5	6.9
Flexible Products & Services
Employee separation costs	0.2	0.2	—
Other restructuring costs	2.2	0.5	1.7

	2.4	0.7	1.7

	$11.8	$3.2	$8.6

NOTE 8 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur and performs reassessments of all VIEs quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

Significant Nonstrategic Timberland Transactions

In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of January 31, 2015 and October 31, 2014, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended January 31, 2015 and 2014, Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2015 and October 31, 2014, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended January 31, 2015 and 2014, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

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

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

January 31, 2015	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$113.0	$14.5	$116.3	$243.8
Total liabilities	95.8	42.5	53.6	191.9

Net assets	$17.2	$(28.0)	$62.7	$51.9

October 31, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$113.6	$21.6	$126.4	$261.6
Total liabilities	102.7	42.8	51.8	197.3

Net assets	$10.9	$(21.2)	$74.6	$64.3

Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2015 and 2014 were $3.3 million and $1.4 million, respectively.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2015	October 31, 2014
Amended Credit Agreement	$212.1	$169.2
Senior Notes due 2017	301.1	301.2
Senior Notes due 2019	245.4	245.2
Senior Notes due 2021	225.8	252.5
Amended Receivables Facility	139.0	110.0
Other long-term debt	24.6	26.9

	1,148.0	1,105.0
Less current portion	(20.2)	(17.6)

Long-term debt	$1,127.8	$1,087.4

Amended Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $724.4 million as of January 31, 2015, all of which is available without violating covenants, which has been reduced by $14.6 million for outstanding letters of credit.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of January 31, 2015, the Company was in compliance with these covenants.

As of January 31, 2015, $212.1 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $194.8 million. The weighted average interest rate on the Amended Credit Agreement was 1.59% for the three months ended January 31, 2015. The actual interest rate on the Amended Credit Agreement was 1.54% as of January 31, 2015.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually.

Senior Notes due 2019

On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary; Greif Nevada Holdings, Inc., S.C.S. (formerly Greif Luxembourg Finance S.C.A.) issued €€ 200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.

United States Trade Accounts Receivable Credit Facility

Prior to September 30, 2013, the Company had a $130 million U.S. trade accounts receivable credit facility with a financial institution (the “Prior Receivables Facility”). On September 30, 2013, the Company amended and restated the Prior Receivables Facility to establish a $170.0 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016.

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

During the next twelve months, the Company does not expect to reclassify any amount into earnings from accumulated other comprehensive income at the time the underlying hedge transactions are realized.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2015 (Dollars in millions):

	January 31, 2015
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$—	$—	$—	Other long-term liabilities
Foreign exchange hedges	—	0.6	—	0.6	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	20.2	20.2	Other long-term assets

Total*	$—	$0.4	$20.2	$20.6

	October 31, 2014
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Interest rate derivatives	$—	$(0.2)	$—	$(0.2)	Other long-term liabilities
Foreign exchange hedges	—	0.6	—	0.6	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	22.6	22.6	Other long-term assets

Total*	$—	$0.2	$22.6	$22.8

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

The Company had interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements were used to manage the Company’s fixed and floating rate debt mix, specifically the Amended Credit Agreement. The assumptions that were used in measuring fair value of the interest rate derivatives were considered level 2 inputs, which were based on interest from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.

As of January 31, 2015, the Company has no interest rate derivatives. Through December 2014, the Company had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest rate. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended January 31, 2015 and 2014. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of January 31, 2015, the Company had outstanding foreign currency forward contracts in the notional amount of $132.6 million ($122.4 million as of October 31, 2014). At January 31, 2015, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $5.6 million and $2.1 million for the three months ended January 31, 2015 and 2014, respectively.

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

There were no energy hedges in effect as of January 31, 2015 or October 31, 2014.

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

The following table presents the estimated fair values for the Company’s Senior Notes and the Assets held by special purpose entities (Dollars in millions):

	January 31, 2015	October 31, 2014
Senior Notes due 2017
Estimated fair value	$323.0	$325.5

Senior Notes due 2019
Estimated fair value	283.8	287.5

Senior Notes due 2021
Estimated fair value	267.1	297.7

Assets held by special purpose entities
Estimated fair value	55.6	54.5

Non-Recurring Fair Value Measurements

Long-Lived Assets

The following table is a summary of losses as a result of the Company measuring long-lived assets at fair value on a non-recurring basis during the three months ended January 31, 2015 and 2014, respectively, all of which were valued using Level 3 inputs (Dollars in millions):

	Three months ended
	January 31,
	2015	2014
Long-lived assets held and used	$0.2	$0.2

The Company will close manufacturing facilities during the next few years as part of restructuring plans to rationalize costs and realize benefits of synergies. The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

The Company recognized asset impairment charges of $0.2 million during the three months ended January 31, 2015 and 2014. These charges included $0.2 million of impairment charges related to equipment within the Flexible Products & Services segment and $0.2 million of impairment charges related to restructuring plans during the three months ended January 31, 2015 and 2014, respectively.

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 2 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the three month period ended January 31, 2015, the Company has not recorded additional impairment related to assets which were previously classified as assets and liabilities held for sale. During the three month period ended January 31, 2014, the Company recorded no impairment related to assets which were previously classified as assets and liabilities held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of January 31, 2015.

NOTE 11 — INCOME TAXES

Income tax expense was $17.5 million for the first quarter of 2015 compared with $16.5 million for the first quarter of 2014. The Company’s effective tax rate was 38.3 percent for the first quarter of 2015 versus 34.2 percent for the first quarter of 2014. The higher first quarter 2015 effective tax rate reflects the impact of a shift in global earnings mix to the United States, a higher taxed jurisdiction. In addition the higher rate reflects the impact of increases in valuation allowances primarily in Brazil, China, Germany and Turkey.

As of January 31, 2015, the Company had not recognized U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries. It is the Company’s assertion that as of January 31, 2015 such earnings are permanently reinvested outside of the U.S. and determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended
	January 31,
	2015	2014
Service cost	$4.1	$3.9
Interest cost	7.1	7.4
Expected return on plan assets	(8.4)	(8.5)
Amortization of prior service cost, initial net asset and net actuarial gain	3.7	2.7

Net periodic pension costs	$6.5	$5.5

The Company made $3.5 million in pension contributions in the three months ended January 31, 2015. The Company estimates $14.2 million of pension contributions for the twelve months ended October 31, 2015.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended
	January 31,
	2015	2014
Service cost	$—	$—
Interest cost	0.2	0.2
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)

Net periodic benefit for postretirement benefits	$(0.2)	$(0.2)

NOTE 13 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES

Litigation-related Liabilities

The Company may become involved from time-to-time in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its condensed consolidated financial statements.

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

Environmental Reserves

As of January 31, 2015 and October 31, 2014, environmental reserves of $23.9 million and $24.7 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2015 and October 31, 2014, environmental reserves of the Company included $13.7 million and $13.7 million, respectively, for its blending facility in Chicago, Illinois; $6.0 million and $6.8 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.3 million and $2.6 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; and $1.9 million and $1.6 million for various other facilities around the world.

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

NOTE 14 — EARNINGS PER SHARE

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

The following table provides EPS information for each period, respectively:

	Three months ended
	January 31,
	2015	2014

Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$30.1	$30.7
Cash dividends	24.5	24.4

Undistributed net income attributable to Greif, Inc.	$5.6	$6.3

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2015 and 2014, the Company repurchased no shares of Class A or Class B Common Stock, respectively. As of January 31, 2015, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2013 through January 31, 2015.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2015:
Class A Common Stock	128,000,000	42,281,920	25,674,004	16,607,916
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2014:
Class A Common Stock	128,000,000	42,281,920	25,603,452	16,678,468
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31,
	2015	2014
Class A Common Stock:
Basic shares	25,607,886	25,470,354
Assumed conversion of stock options	9,928	25,288

Diluted shares	25,617,814	25,495,642

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966

No stock options were antidilutive for the three month period ended January 31, 2015 and 2014, respectively.

NOTE 15 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of January 31, 2015. The Company had an equity interest in four such affiliates as of January 31, 2014. Equity earnings of unconsolidated affiliates, net of tax for the three months ended January 31, 2015 and 2014 were $0.0 million and $0.1 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended January 31, 2015. Dividends received were $0.2 million for the three months ended January 31, 2014.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted from)/added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the three months ended January 31, 2015 and 2014 was $1.9 million and ($1.1) million, respectively.

NOTE 16 — EQUITY AND COMPREHENSIVE INCOME

The following table summarizes the changes of Equity from October 31, 2014 to January 31, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity

As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					30.1		30.1	(1.9)	28.2
Other comprehensive income (loss):
- foreign currency translation						(60.5)	(60.5)	(14.1)	(74.6)
- Net reclassification of cash flow hedges to earnings, net of $0.0 income tax benefit						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax benefit of $2.1 million						5.5	5.5		5.5

Comprehensive loss							(24.8)		(40.8)

Acquisition of noncontrolling interests and other					(0.4)		(0.4)	(11.4)	(11.8)
Dividends paid					(24.5)		(24.5)		(24.5)
Stock options exercised	6	0.1	(6)	—			0.1		0.1
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1

As of January 31, 2015	47,779	$137.6	29,063	$(130.6)	$1,416.9	$(329.3)	$1,094.6	$53.7	$1,148.3

The following table summarizes the changes of Equity from October 31, 2013 to January 31, 2014 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
					Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,418.8	$(152.6)	$1,264.6	$115.3	$1,379.9
Net income					30.7		30.7	1.1	31.8
Other comprehensive income (loss):
- foreign currency translation						(32.3)	(32.3)	(0.6)	(32.9)
- Net reclassification of cash flow hedges to earnings, net of income tax benefit of $0.1 million						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax benefit of $0.1 million						(0.3)	(0.3)		(0.3)

Comprehensive loss							(1.8)		(1.3)

Noncontrolling interests, loan conversion and other					(2.1)		(2.1)	0.7	(1.4)
Dividends paid					(24.4)		(24.4)		(24.4)
Stock options exercised	4	0.1	(4)	—			0.1		0.1
Long-term incentive shares issued	56	2.8	(56)	0.1			2.9		2.9

As of January 31, 2014	47,637	$132.3	29,205	$(130.9)	$1,423.0	$(185.1)	$1,239.3	$116.5	$1,355.8

The following table provides the rollforward of accumulated other comprehensive income for the three months ended January 31, 2015 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2014	$(144.5)	$(0.1)	$(129.8)	$(274.4)
Other Comprehensive Income (Loss) Before Reclassifications	(60.5)	—	5.5	(55.0)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.1	—	0.1

Current-period Other Comprehensive Income (Loss)	(60.5)	0.1	5.5	(54.9)

Balance as of January 31, 2015	$(205.0)	$—	$(124.3)	$(329.3)

The following table provides the rollforward of accumulated other comprehensive income for the three months ended January 31, 2014 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2013	$(56.9)	$(0.6)	$(95.1)	$(152.6)
Other Comprehensive Income (Loss) Before Reclassifications	(32.3)	(0.1)	(0.3)	(32.7)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.2	—	0.2

Current-period Other Comprehensive Income (Loss)	(32.3)	0.1	(0.3)	(32.5)

Balance as of January 31, 2014	$(89.2)	$(0.5)	$(95.4)	$(185.1)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the three months ended January 31 (Dollars in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Location on Consolidated Statements of Income
	2015	2014

Cash Flow Hedges	$0.1	$0.2	Other expense, net

NOTE 17 — BUSINESS SEGMENT INFORMATION

The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging; Flexible Products & Services; and Land Management. The Rigid Industrial Packaging & Services reportable business segment is the aggregation of the two operating segments: Rigid Industrial Packaging & Services – Americas; and Rigid Industrial Packaging & Services Europe, Middle East, Africa, and Asia Pacific.

The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2014 Form 10-K. The measure of segment profitability that is used by the Company is operating profit.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended
	January 31,
	2015	2014
Net sales
Rigid Industrial Packaging & Services	$649.7	$712.3
Paper Packaging	159.2	169.8
Flexible Products & Services	88.1	113.2
Land Management	5.3	6.2

Total net sales	$902.3	$1,001.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$20.2	$29.2
Paper Packaging	28.1	30.0
Flexible Products & Services	(8.8)	0.8
Land Management	25.9	11.4

Total operating profit	$65.4	$71.4

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$24.2	$27.5
Paper Packaging	7.4	7.2
Flexible Products & Services	2.3	3.7
Land Management	0.7	0.8

Total depreciation, depletion and amortization expense	$34.6	$39.2

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended January 31,
	2015	2014
Net sales:
United States	$410.0	$441.6
Europe, Middle East and Africa	319.4	373.9
Asia Pacific and other Americas	172.9	186.0

Total net sales	$902.3	$1,001.5

The following table presents total assets by segment and geographic area (Dollars in millions):

	January 31, 2015	October 31, 2014
Assets:
Rigid Industrial Packaging & Services	$2,207.3	$2,334.1
Paper Packaging	413.8	408.3
Flexible Products & Services	236.3	251.0
Land Management	331.7	319.0

Total segments	3,189.1	3,312.4
Corporate and other	318.4	355.0

Total assets	$3,507.5	$3,667.4

Properties, plants and equipment, net:
United States	$737.8	$716.5
Europe, Middle East and Africa	347.4	387.5
Asia Pacific and other Americas	193.3	189.0

Total properties, plants and equipment, net	$1,278.5	$1,293.0

NOTE 18 — SUBSEQUENT EVENT

On March 3, 2015 the Company announced plans to close and consolidate certain plants and specific assets in both the United States and Germany. It is expected that restructuring costs will be incurred as a result of these actions. The Company estimates the amount of restructuring costs to be between $10.0 million and $15.0 million. In addition, these decisions are a triggering event that will require the Company to evaluate the long-lived assets associated with these plants for impairment during the second quarter. The Company is in the process of estimating the amounts and cannot provide an estimated range on impairment at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2015 or 2014, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of January 31, 2015 and October 31, 2014, and for the condensed consolidated statements of income for the three months ended January 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “2014 Form 10-K”). Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our results or condition, (xi) full realization of our deferred tax assets may be affected by a number of factors, (xii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations, (xviii) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xix) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xx) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxi) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxiii) changes in U.S. generally accepted accounting principles and SEC rules and regulations could materially impact our reported results, (xxiv) if the company fails to maintain an effective system of internal control, the company may not be able to accurately report financial results or prevent fraud, and (xxv) the company has a significant amount of goodwill, and if impaired in the future, would adversely impact our results of operations. Changes in business results may impact our book tax rates. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As of January 31, 2015, we owned approximately 236,000 acres of timber properties in the southeastern United States, which are actively managed for multiple revenue streams, and approximately 5,206 acres of timber properties in Canada, which are not actively managed. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements, in accordance with these principles, require us to make estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements.

Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2014 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition.

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A—Risk Factors, of the 2014 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three month periods ended January 31, 2015 and 2014. Historical revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

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

First Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA* for each of our business segments for the three month periods ended January 31, 2015 and 2014 (Dollars in millions):

	Three months ended January 31,
	2015	2014

Net sales:
Rigid Industrial Packaging & Services	$649.7	$712.3
Paper Packaging	159.2	169.8
Flexible Products & Services	88.1	113.2
Land Management	5.3	6.2

Total net sales	$902.3	$1,001.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$20.2	$29.2
Paper Packaging	28.1	30.0
Flexible Products & Services	(8.8)	0.8
Land Management	25.9	11.4

Total operating profit	$65.4	$71.4

EBITDA*:
Rigid Industrial Packaging & Services	$44.8	$53.8
Paper Packaging	35.5	38.0
Flexible Products & Services	(7.0)	3.8
Land Management	26.6	12.2

Total EBITDA	$99.9	$107.8

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2015 and 2014 (Dollars in millions):

For the three months ended January 31,	2015	2014

Net income	$28.2	$31.8
Plus: interest expense, net	19.6	20.4
Plus: income tax expense	17.5	16.5
Plus: depreciation, depletion and amortization expense	34.6	39.2
Less: equity earnings of unconsolidated affiliates, net of tax	—	0.1

EBITDA*	$99.9	$107.8

Net income	$28.2	$31.8
Plus: interest expense, net	19.6	20.4
Plus: income tax expense	17.5	16.5
Plus: other expense, net	0.1	2.8
Less: equity earnings of unconsolidated affiliates, net of tax	—	0.1

Operating profit	65.4	71.4
Less: other expense, net	0.1	2.8
Plus: depreciation, depletion and amortization expense	34.6	39.2

EBITDA*	$99.9	$107.8

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended January 31, 2015 and 2014 (Dollars in millions):

For the three months ended January 31,	2015	2014

Rigid Industrial Packaging & Services
Operating profit	$20.2	$29.2
Less: other (income) expense, net	(0.4)	2.9
Plus: depreciation and amortization expense	24.2	27.5

EBITDA*	44.8	53.8
Paper Packaging
Operating profit	$28.1	$30.0
Less: other (income) expense, net	—	(0.8)
Plus: depreciation and amortization expense	7.4	7.2

EBITDA*	35.5	38.0
Flexible Products & Services
Operating profit (loss)	$(8.8)	$0.8
Less: other expense, net	0.5	0.7
Plus: depreciation and amortization expense	2.3	3.7

EBITDA*	(7.0)	3.8
Land Management
Operating profit	$25.9	$11.4
Plus: depreciation, depletion and amortization expense	0.7	0.8

EBITDA*	$26.6	$12.2

Consolidated EBITDA	$99.9	$107.8

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $902.3 million for the first quarter of 2015 compared with $1,001.5 million for the first quarter of 2014. The 9.9 percent decrease in net sales was primarily due to the negative foreign currency translation impact of 5.7 percent, a decrease in volumes of 2.8 percent primarily attributable to divestitures and facility closures completed during 2014, and a decrease in selling prices of 1.4 percent. Compared to the first quarter in 2014, selling prices were higher in all segments after eliminating the effect of divestitures and facility closures. First quarter 2015 overall company volumes were flat after eliminating the impact of divestitures and facility closures compared to volumes in the first quarter of 2014. Volumes in the Rigid Industrial Packaging & Services segment increased 3.7 percent in North America and 1.8 percent in Europe, but decreased 19.0 percent in Latin America. Volumes decreased 16.6 percent within the Flexible Products & Services segment primarily due to the previously reported sale of the multiwall packaging business in August 2014.

Operating Costs

Gross profit was $153.9 million for the first quarter of 2015 compared with $186.1 million for the first quarter of 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging and Flexible Products & Services segments for the respective reasons described below in the “Segment Review.” Gross profit margin was 17.1 percent for the first quarter of 2015 compared to 18.6 percent for the first quarter of 2014.

Selling, general and administrative (“SG&A”) expenses decreased 7.8 percent to $111.8 million for the first quarter of 2015 from $121.3 million for the first quarter of 2014. This decrease was primarily due to divestitures and facility closures and the impact of foreign currency translation. SG&A expenses were 12.4 percent of net sales for the first quarter of 2015 compared with 12.1 percent of net sales for the first quarter of 2014.

Restructuring Charges

Restructuring charges were $3.2 million for the first quarter of 2015 compared with $2.4 million for the first quarter of 2014. Charges in the first quarter of 2015 were primarily related to employee separation costs within the European and Latin American operations of the Rigid Industrial Packaging & Services segment.

Timberland gains

The gain on timberland sales was $24.3 million and $8.4 million for the first quarter of 2015 and 2014, respectively.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, equipment, net, was $1.6 million and $2.6 million for the first quarter 2015 and 2014, respectively.

Gain (loss) on Disposal of Businesses

The gain (loss) on disposal of businesses was $0.8 million and ($1.8) million for the first quarter 2015 and 2014, respectively.

Operating Profit

Operating profit was $65.4 million for the first quarter of 2015 compared with $71.4 million for the first quarter of 2014. The $6.0 million decrease consisted of a $14.5 million increase in the Land Management segment, offset by a $9.0 million decrease in the Rigid Industrial Packaging & Services segment, a $9.6 million decrease in the Flexible Products & Services segment, and a $1.9 million decrease in the Paper Packaging segment. Factors contributing to the $6.0 million decrease were lower gross profit partially offset by lower SG&A expenses of $9.5 million and higher gains on timberland sales of $15.9 when compared to the first quarter 2014.

EBITDA

EBITDA was $99.9 million for the first quarter of 2015 compared with $107.8 million for the first quarter of 2014. The $7.9 million decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $34.6 million for the first quarter of 2015 compared with $39.2 million for the first quarter of 2014.

Trends

While we continue to anticipate that the overall global economy will reflect a modest recovery in fiscal 2015, with positive aspects of the improving economy in the United States being offset by the negative trends in other regions, particularly in Europe and Latin America. We anticipate that foreign currency matters will continue to present challenges for us, as the strengthening of the United States dollar against other currencies will continue to impact our revenues and net income. In addition, an expected approximately two-week shutdown of our Riverville mill during the third quarter for the installation of upgrades will negatively impact our 2015 net income. We are continuing to execute restructuring plans and facility closures and pursuing the sale of select non-core assets as part of our overall strategic transformation, which are expected to result in significant impairment and restructuring charges in the remainder of 2015. SG&A cost savings actions are being implemented throughout 2015 and beyond.

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

Net sales decreased 8.8 percent to $649.7 million for the first quarter of 2015 compared with $712.3 million for the first quarter of 2014. The decrease in net sales was attributable to a negative 6.9 percent impact of foreign currency translation and 1.9 percent decrease in net selling prices, primarily attributable to divestitures and facility closures completed during 2014. Volumes in the Rigid Industrial Packaging & Services segment were flat, but increased 3.7 percent in North America and 1.8 percent in Europe and decreased 19.0 percent in Latin America.

Gross profit was $104.6 million for the first quarter of 2015 compared with $118.9 million for the first quarter of 2014. The $14.3 million decrease in gross profit was primarily due to margin compression from declining raw material inputs, the negative impact of foreign currency translation and divestitures and facility closures made during 2014. Gross profit margin decreased to 16.1 percent for the first quarter of 2015 from 16.7 percent for the first quarter of 2014.

Operating profit was $20.2 million for the first quarter of 2015 compared with $29.2 million for the first quarter of 2014. The $9.0 million decrease was primarily due to the same factors that impacted the segment’s gross profit, partially offset by gains on disposal of properties, plants, equipment and businesses, net.

EBITDA was $44.8 million for the first quarter of 2015 compared with $53.8 million for the first quarter of 2014. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $24.2 million for the first quarter of 2015 compared with $27.5 million for the first quarter of 2014.

Paper Packaging

Our Paper Packaging segment produces and sells containerboard, corrugated sheets, corrugated containers and other corrugated products in North America. Key factors influencing profitability in the Paper Packaging segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

Net sales decreased 6.2 percent to $159.2 million for the first quarter of 2015 compared with $169.8 million for the first quarter of 2014. This decrease was attributable to lower volumes of 6.4 percent, driven by lower demand in our sheet plants and the divestiture of a business in 2014.

Gross profit was $40.6 million for the first quarter of 2015 compared with $43.3 million for the first quarter of 2014. This decrease was due to the same factors that impacted the segment’s sales. Gross profit margin was 25.5 percent for the first quarter of 2015 and 2014.

Operating profit was $28.1 million for the first quarter of 2015 compared with $30.0 million for the first quarter of 2014. This decrease was due to the same factors that impacted the segment’s sales.

EBITDA was $35.5 million for the first quarter of 2015 compared with $38.0 million for the first quarter of 2014. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $7.4 million and $7.2 million for the first quarters of 2015 and 2014, respectively.

Flexible Products & Services

Our Flexible Products & Services segment offers a comprehensive line of flexible products, such as flexible intermediate bulk containers. Key factors influencing profitability in the Flexible Products & Services segment are:

•	Selling prices, customer demand and sales volumes;

•	Raw material costs, primarily resin;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.

Net sales decreased 22.2 percent to $88.1 million for the first quarter of 2015 compared with $113.2 million for the first quarter of 2014. This decrease was attributable to volume decreases of 16.6 percent primarily due to reduced sales of $14 million as a result of the sale of the multiwall packaging business in 2014 and the impact of the negative 7.2 percent foreign currency translation for the first quarter of 2015 compared with the first quarter of 2014, partially offset by higher selling prices of 1.7 percent.

Gross profit was $7.1 million for the first quarter of 2015 compared with $21.8 million for the first quarter of 2014. This decrease in gross profit was primarily due to higher freight costs incurred to meet the lead time demands of customers and an inventory write down adjustment in part due to the combination of rapidly decreasing resin prices and higher inventory levels from the carryover impact of the occupation of our Hadimkoy facility as we transitioned back to full capacity. In addition, the higher costs of the move to an in-house labor force, prompted primarily by changes in the local regulatory environment, and the inefficiencies incurred as a result of this move, also contributed to this decrease. Gross profit margin decreased to 8.1 percent for the first quarter of 2015 from 19.3 percent for the first quarter of 2014.

Operating profit (loss) was ($8.8) million for the first quarter of 2015 compared with an operating profit (loss) of $0.8 million for the first quarter of 2014. This decrease in operating profit was due to several factors. We incurred higher freight costs to meet lead time demands of customers. We incurred an inventory write down adjustment in part due to the combination of decreasing resin prices and higher inventory levels from the carryover impact of the occupation of our Hadimkoy facility as we transitioned back to full capacity. In addition, the higher costs of the move to an in-house labor force, prompted primarily by changes in the local regulatory environment, and the inefficiencies incurred as a result of this move have also contributed to the decrease in operating profit.

EBITDA was negative $7.0 million for the first quarter of 2015 compared with positive $3.8 million for the first quarter of 2014. This decrease was due to the same factors that impacted the segment’s operating profit (loss). Depreciation, depletion and amortization expense was $2.3 million for the first quarter of 2015 compared with $3.7 million for the first quarter of 2014.

Land Management

As of January 31, 2015, our Land Management segment consisted of approximately 236,500 acres of timber properties in the southeastern United States, which are actively managed for multiple revenue streams, and approximately 5,206 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Planned levels of development property sales and gains on the disposal of surplus and HBU properties.

Net sales decreased 14.5 percent to $5.3 million for the first quarter of 2015 compared with $6.2 million for the first quarter of 2014. This decrease was due to lower timber sales as planned for the first quarter of 2015.

Operating profit increased to $25.9 million for the first quarter of 2015 from $11.4 million for the first quarter of 2014. This increase was primarily due to $24.3 million of timberland gains in the first quarter of 2015 compared to $8.4 million of timberland gains in the first quarter of 2014. The first quarter of 2014 timberland gains resulted from the sale of timberland in the first phase of an approximately $90 million multi-phase sales contract. The last phase of sales under this contract closed in the first quarter of 2015. Operating profit included $0.6 million of special use property disposals in the first quarter of 2015 versus $1.4 million in the first quarter of 2014.

EBITDA was $26.6 million and $12.2 million for the first quarters of 2015 and 2014, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $0.7 million for the first quarter of 2015 compared with $0.8 million for the first quarter of 2014.

In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties in Canada and the United States. This process has led us to characterize our property as follows:

•	Surplus property, meaning land that cannot be efficiently or effectively managed by us, whether due to parcel size, lack of productivity, location, access limitations or for other reasons.

•	HBU property, meaning land that in its current state has a higher market value for uses other than growing and selling timber.

•	Development property, meaning HBU land that, with additional investment, may have a significantly higher market value than its HBU market value.

•	Core Timberland, meaning land that is best suited for growing and selling timber.

We report the disposal of surplus and HBU property in our condensed consolidated statements of income under “gain on disposals of properties, plants, equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposal of properties, plants and equipment, net.

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

As of January 31, 2015, we had approximately 25,506 acres of special use property in Canada and the United States that we expect will be available for sale in the next five to seven years.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $19.6 million for the first quarter of 2015 compared with $20.4 million for the first quarter of 2014. This decrease was a result of lower average debt.

Income tax expense

Income tax expense was $17.5 million for the first quarter of 2015 compared with $16.5 million for the first quarter of 2014. Our effective tax rate was 38.3 percent for the first quarter of 2015 versus 34.2 percent for the first quarter of 2014. The higher first quarter 2015 effective tax rate reflects the impact of a shift in global earnings mix to the United States, a higher taxed jurisdiction. In addition the higher rate reflects the impact of increases in valuation allowances primarily in Brazil, China, Germany and Turkey.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests for the first quarters of 2015 and 2014 was $1.9 million and ($1.1) million, respectively.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $30.1 million for the first quarter of 2015 compared to $30.7 million for the first quarter of 2014.

OTHER COMPREHENSIVE INCOME CHANGES

Currency Translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred.

The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, net of tax were $0.1 million and $0.8 million for the three months ended January 31, 2015 and 2014, respectively.

BALANCE SHEET CHANGES

Working capital changes

The $38.6 million decrease in accounts receivable to $462.7 million as of January 31, 2015 from $501.3 million as of October 31, 2014 was primarily due to timing of collections and the negative impact of foreign currency translation.

The $78.3 million decrease in accounts payable to $392.8 million as of January 31, 2015 from $471.1 million as of October 31, 2014 was primarily due to the timing of payments.

Other balance sheet changes

The $8.5 million decrease in assets held for sale to $19.8 million as of January 31, 2015 from $28.3 million as of October 31, 2014 was primarily due to the sale of non-core assets which were sold during the first quarter of 2015.

The $43.5 million decrease in goodwill to $836.7 as of January 31, 2015 from $880.2 million as of October 31, 2014 was due to the negative impact of foreign currency translation.

The $13.9 million decrease in other intangible assets to $152.6 million as of January 31, 2015 to $166.5 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation.

The $38.9 million decrease in property, plants and equipment to $2,378.2 million as of January 31, 2015 to $2,417.1 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation.

The $40.4 million increase in long-term debt to $1,127.8 million as of January 31, 2015 from $1,087.4 million as of October 31, 2014 was attributable increased working capital needs, partially offset by the impact of foreign currency translation.

The $60.5 million increase in foreign currency translation loss to $205.0 as of January 31, 2015 from a loss of $144.5 as of October 31, 2014 was primarily due to the weakening of foreign currencies versus the U.S. dollar.

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

Capital Expenditures

During the first three months of 2015, we invested $39.2 million in capital expenditures, which does not include our timberland purchases of $25.4 million, compared with capital expenditures of $34.5 million, excluding timberland purchases of $8.0 million, during the first three months of 2014.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $150 million in 2015. The 2015 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). Under the 2012 RPA, the maximum amount of receivables that may be sold at any time is €145 million ($165.0 million as of January 31, 2015). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the 2012 RPA are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our 2012 RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks and their affiliates between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $176.2 million as of January 31, 2015. As of January 31, 2015, total accounts receivable of $128.4 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the condensed consolidated statements of income. Expenses associated with the various RPAs were $0.0 million and $0.1 million for the three months ended January 31, 2015 and 2014, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the condensed consolidated financial statements.

Acquisitions, Divestitures and Other Significant Transactions

There were no acquisitions and three immaterial divestitures during the first three months of 2015. The divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment and the Flexible Products & Services segment.

We completed two acquisitions during the first three months of 2014 and one immaterial divestiture during the same period. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging segment in November. The rigid industrial packaging acquisition was made to complement our existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists.

Refer to Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these acquisitions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2015	October 31, 2014
Amended Credit Agreement	$212.1	$169.2
Senior Notes due 2017	301.1	301.2
Senior Notes due 2019	245.4	245.2
Senior Notes due 2021	225.8	252.5
Amended Receivables Facility	139.0	110.0
Other long-term debt	24.6	26.9

	1,148.0	1,105.0
Less current portion	(20.2)	(17.6)

Long-term debt	$1,127.8	$1,087.4

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides the Company with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, the Company made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $724.4 million as of January 31, 2015, all of which is available without violating covenants, which has been reduced by $14.6 million for outstanding letters of credit. The weighted average interest rate under the Amended Credit Agreement was 1.59% for the three months ended January 31, 2015.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of January 31, 2015, the Company was in compliance with these covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2015, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2015, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or of Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2015, we were in compliance with these covenants.

The assumptions used in measuring fair value of Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $139.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we maintain a certain interest coverage ratio, which requires that at the end of any fiscal quarter we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of January 31, 2015, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2015, $139.0 million was outstanding under the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of January 31, 2015, we had outstanding other debt of $83.1 million, comprised of $24.6 million in long-term debt and $58.5 million in short-term borrowings.

As of January 31, 2015, the current portion of our long-term debt was $20.2 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $15.9 million in 2015, $177.0 million in 2016, $318.3 million in 2017, $164.6 million in 2018, $245.4 million in 2019 and $226.8 million thereafter.

As of January 31, 2015 and October 31, 2014, we had deferred financing fees and debt issuance costs of $9.5 million and $10.3 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We had interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements were used to manage our fixed and floating rate debt mix, specifically debt under the Amended Credit Agreement. The assumptions that were used in measuring fair value of these interest rate derivatives were considered level 2 inputs, which were based on interest received monthly from the counterparties based upon the LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.

We have no interest rate derivatives as of January 31, 2015. Through December 2014 we had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended January 31, 2015 and 2014. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of January 31, 2015, we had outstanding foreign currency forward contracts in the notional amount of $132.6 million ($122.4 million as of October 31, 2014). At January 31, 2015, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $5.6 million and $2.1 million for the three months ended January 31, 2015 and 2014, respectively.

Energy Hedges

We are exposed to changes in the price of certain commodities. Accordingly, on a limited basis, we may enter into derivative contracts to manage the price risk associated with certain of these forecasted purchases. Our objective is to reduce volatility associated with forecasted purchases of these commodities to allow management to focus its attention on business operations.

There were no energy hedges in effect as of January 31, 2015 or October 31, 2014.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the three months ended January 31, 2015 and 2014, we repurchased no shares of Class A or Class B Common Stock, respectively. As of January 31, 2015, we have repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2013 through January 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2014 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

As previously disclosed in Item 9A of the 2013 Form 10-K (the “preceding Form 10-K”), management had then concluded that there was a material weakness in internal controls over financial reporting related to accounting for non-routine or complex transactions. Remedial actions have been taken to improve these controls, including improving processes and communications around non-routine or complex transactions, supplementing the technical competence of our accounting staff with additional internal and, as needed, contract resources and improving, from a holistic standpoint, the documentation of the review of the accounting, presentation and disclosure of such transactions. Once all remedial actions have been implemented and in operation for a sufficient period of time, these actions will be fully tested to determine whether the applicable controls are operating effectively. Therefore, management concluded that, as of January 31, 2015, there was a material weakness over financial reporting related to accounting for non-routine or complex transactions.

The Company believes the actions taken to date to remediate the above identified material weakness have improved the effectiveness of our internal control over financial reporting. The Company will continue to implement new processes and controls, hire additional personnel and engage external resources when required in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are consistently operating effectively. Management believes that the remediation of the material weakness related to controls over the accounting for non-routine or complex transactions will be completed by October 31, 2015.

During the fourth quarter of 2014, in conjunction with the implementation of additional internal controls started in 2013, related to the calculation and reconciliation of deferred income tax assets, deferred income tax liabilities and uncertain tax positions, management identified unreconciled differences and errors in the income tax accounts of certain of the Company’s non-U.S. subsidiaries. Specifically, prior to 2014, certain calculations and reconciliations had not been accurately and consistently performed for these income tax accounts for certain non-U.S. subsidiaries nor were return-to-provision reconciliations consistently performed as non-U.S. subsidiary tax returns were filed. The errors were not material to any individual prior fiscal year; however, the correction of these errors would have been material to the 2014 financial statements. Consequently, the Company has revised ending retained earnings, goodwill, deferred income taxes and uncertain tax positions as of October 31, 2011, and has revised the Company’s financial statements as of and for the years ended October 31, 2012 and October 31, 2013 from the amounts previously reported. Therefore, management has concluded that, as of January 31, 2015, there was a material weakness over financial reporting related to accounting for income taxes for certain foreign subsidiaries.

The actions that have been implemented to remediate the above identified material weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion of return-to-provision reconciliations. Management believes the steps taken to date (global income tax account calculation and reconciliation internal controls and management review controls) have improved the effectiveness of our internal control over financial reporting. Moreover, the Company has hired additional personnel and engaged external tax advisors for the income tax accounting function in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes that the remediation of the material weakness related to controls over the accounting for income taxes of non-U.S. subsidiaries will be completed by October 31, 2015.

In the course of completing our assessment of internal control over financial reporting as of October 31, 2014, management identified a number of deficiencies related to the design and operating effectiveness of information technology general controls for certain of our information systems that are relevant to the preparation of the Company’s condensed consolidated financial statements and system of internal control over financial reporting (i.e., the “affected IT systems”). In particular, these deficiencies related to logical access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected. Therefore, management has concluded that, as of January 31, 2015, there was a material weakness in internal control over financial reporting related to information technology general controls in the areas of logical access and program change management for the affected IT systems.

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

Management believes the foregoing efforts will effectively remediate the above identified material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. Management believes the remediation efforts will be completed by October 31, 2015.

During fiscal year 2015, management will test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal accounting officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Because of a material weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions, a material weakness in internal controls over financial reporting related to accounting for deferred income taxes, and a material weakness over financial reporting related to information technology general controls in the areas of user access and change management, our disclosure controls and procedures and internal controls over financial reporting were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2015, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 6, 2015	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer