Form 10-Q
period 2015-04-30
GREIF INC
filed 2015-06-08
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 5, 2015:

Class A Common Stock	25,703,564 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014

Net sales	$915.9	$1,065.5	$1,818.2	$2,067.0
Cost of products sold	734.8	861.2	1,483.2	1,676.6

Gross profit	181.1	204.3	335.0	390.4

Selling, general and administrative expenses	108.5	132.7	220.3	254.0
Restructuring charges	7.3	3.9	10.5	6.3
Timberland gains	—	(8.7)	(24.3)	(17.1)
Non-cash asset impairment charges	4.5	—	4.7	0.2

Gain on disposal of properties, plants and equipment, net	(0.7)	(1.5)	(2.3)	(4.1)

(Gain) loss on disposal of businesses, net	10.4	(1.2)	9.6	0.6

Operating profit	51.1	79.1	116.5	150.5

Interest expense, net	18.2	20.4	37.8	40.8
Other expense, net	2.5	2.2	2.6	5.0

Income before income tax expense and equity earnings of unconsolidated affiliates, net	30.4	56.5	76.1	104.7

Income tax expense	9.6	19.5	27.1	36.0

Equity earnings (losses) of unconsolidated affiliates, net of tax	(0.3)	0.1	(0.3)	0.2

Net income	20.5	37.1	48.7	68.9

Net loss attributable to noncontrolling interests	0.3	1.3	2.2	0.2

Net income attributable to Greif, Inc.	$20.8	$38.4	$50.9	$69.1

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.35	$0.65	$0.87	$1.18
Class B Common Stock	$0.53	$0.98	$1.29	$1.76

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.35	$0.65	$0.87	$1.18
Class B Common Stock	$0.53	$0.98	$1.29	$1.76

Weighted-average number of Class A common shares outstanding:
Basic	25.7	25.5	25.6	25.5
Diluted	25.7	25.6	25.7	25.5

Weighted-average number of Class B common shares outstanding:
Basic	22.1	22.1	22.1	22.1
Diluted	22.1	22.1	22.1	22.1

Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$0.84	$0.84
Class B Common Stock	$0.63	$0.63	$1.25	$1.25

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net income	$20.5	$37.1	$48.7	$68.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(40.5)	9.8	(115.1)	(23.1)
Net reclassification of cash flow hedges to earnings	—	0.1	0.1	0.2
Minimum pension liabilities, net	0.9	(0.6)	6.4	(0.9)

Other comprehensive income (loss), net of tax	(39.6)	9.3	(108.6)	(23.8)

Comprehensive income (loss)	(19.1)	46.4	(59.9)	45.1
Comprehensive income (loss) attributable to noncontrolling interests	(10.1)	1.8	(26.1)	2.3

Comprehensive income (loss) attributable to Greif, Inc.	$(9.0)	$44.6	$(33.8)	$42.8

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

	April 30, 2015	October 31, 2014

Current assets
Cash and cash equivalents	$67.4	$85.1
Trade accounts receivable, less allowance of $12.0 in 2015 and $16.8 in 2014	459.8	501.3
Inventories	363.2	381.1
Deferred tax assets	26.9	29.0
Assets held for sale	20.8	28.3
Prepaid expenses and other current assets	132.5	129.9

	1,070.6	1,154.7

Long-term assets
Goodwill	813.4	880.2
Other intangible assets, net of amortization	143.3	166.5
Deferred tax assets	26.7	20.9
Assets held by special purpose entities	50.9	50.9
Other long-term assets	82.6	101.2

	1,116.9	1,219.7

Properties, plants and equipment
Timber properties, net of depletion	265.1	244.8
Land	116.3	129.3
Buildings	415.0	444.9
Machinery and equipment	1,412.2	1,500.8
Capital projects in progress	116.8	97.3

	2,325.4	2,417.1
Accumulated depreciation	(1,092.1)	(1,124.1)

	1,233.3	1,293.0

Total assets	$3,420.8	$3,667.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

LIABILITIES AND EQUITY

	April 30, 2015	October 31, 2014

Current liabilities
Accounts payable	$357.5	$471.1
Accrued payroll and employee benefits	77.3	102.4
Restructuring reserves	9.8	4.1
Current portion of long-term debt	25.8	17.6
Short-term borrowings	63.1	48.1
Deferred tax liabilities	15.2	17.8
Liabilities held for sale	1.2	1.5
Other current liabilities	160.4	189.1

	710.3	851.7

Long-term liabilities
Long-term debt	1,127.2	1,087.4
Deferred tax liabilities	213.1	219.0
Pension liabilities	132.3	136.0
Postretirement benefit obligations	16.2	17.3
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	9.8	24.7
Other long-term liabilities	64.9	64.8

	1,606.8	1,592.5

Equity
Common stock, without par value	138.8	135.5
Treasury stock, at cost	(130.6)	(130.7)
Retained earnings	1,413.0	1,411.7
Accumulated other comprehensive loss:
- foreign currency translation	(235.7)	(144.5)
- interest rate and other cash flow hedges	—	(0.1)
- minimum pension liabilities	(123.4)	(129.8)

Total Greif, Inc. equity	1,062.1	1,142.1

Noncontrolling interests	41.6	81.1

Total equity	1,103.7	1,223.2

Total liabilities and equity	$3,420.8	$3,667.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

For the six months ended April 30,	2015	2014
Cash flows from operating activities:
Net income	$48.7	$68.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	69.3	78.6
Timberland gains	(24.3)	(17.1)
Non-cash asset impairment charges	4.7	0.2
Gain on disposals of properties, plants and equipment, net	(2.3)	(4.1)
Loss on disposals of businesses, net	9.6	0.6
Unrealized foreign exchange (gain) loss	(4.0)	1.3
Deferred income tax expense	(2.6)	(4.5)
Other, net	(0.3)	(0.9)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	14.5	(17.9)
Inventories	(11.7)	(38.5)
Deferred purchase price on sold receivables	(0.6)	(8.0)
Accounts payable	(82.2)	10.1
Restructuring reserves	6.4	3.2
Pension and postretirement benefit liabilities	(6.0)	1.6
Other, net	(45.7)	(32.0)

Net cash provided by (used in) operating activities	(26.5)	41.5

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(0.4)	(52.3)
Purchases of properties, plants and equipment	(69.8)	(62.0)
Purchases of timber properties	(25.4)	(33.7)
Proceeds from the sale of properties, plants, equipment and other assets	39.2	36.6
Proceeds from the sale of businesses	12.5	—
Payments on notes receivable with related party, net	—	0.9

Net cash used in investing activities	(43.9)	(110.5)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	366.0	613.9
Payments on long-term debt	(323.5)	(548.1)
Proceeds from short-term borrowings, net	29.2	27.4
Proceeds from trade accounts receivable credit facility	111.9	49.0
Payments on trade accounts receivable credit facility	(75.2)	(19.0)
Dividends paid	(49.2)	(49.1)
Dividends paid to noncontrolling interests	(1.6)	(1.6)
Proceeds from the sale of membership units of a consolidated subsidiary	—	6.0
Exercise of stock options	0.2	0.5

Net cash provided by financing activities	57.8	79.0

Effects of exchange rates on cash	(5.1)	(0.7)

Net increase (decrease) in cash and cash equivalents	(17.7)	9.3
Cash and cash equivalents at beginning of period	85.1	78.1

Cash and cash equivalents at end of period	$67.4	$87.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2015

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2015 and October 31, 2014, the condensed consolidated statements of income and comprehensive income for the three and six months ended April 30, 2015 and 2014 and the condensed consolidated statements of cash flows for the six month periods ended April 30, 2015 and 2014 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2015 or 2014, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year. The 2014 amounts have been restated. See Note 20 – Quarterly Financial Data in the Company’s 2014 Form 10-K.

Certain prior year amounts have been reclassified to conform to the 2015 presentation.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)”. The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under the ASU, the Company would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset; amortization of the costs is reported as interest expense. The effective date will be the first quarter of fiscal year 2016. The Company would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The ASU requires the Company to “disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1) The nature and reason for the change in accounting principle; (2) The transition method; (3) A description of the prior-period information that has been retrospectively adjusted; (4) The effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability). The Company has not yet determined the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal 2019 using one of two retrospective application methods. The Company has not yet determined the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.

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

The Company completed seven divestitures and no material acquisitions for the six months ended April 30, 2015. The divestitures were of nonstrategic businesses, five in the Rigid Industrial Packaging & Services segment and two in the Flexible Products & Services segment. The loss on disposal of businesses was $9.6 million for the six months ended April 30, 2015. Proceeds from divestitures were $12.5 million. Additionally, the Company has recorded notes receivable of $7.4 million for the sale of these businesses, ranging in terms of up to five years.

The Company completed two acquisitions and no material divestitures for the six months ended April 30, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment and the other acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition was made to complement the Company’s existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The loss on disposal of businesses was $0.6 million for the six months ended April 30, 2014.

The Company sold membership units of a consolidated subsidiary during the six months ended April 30, 2014.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank. On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of existing European RPA for an additional two years. Under the European RPA as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA, EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.), Greif Nederland B.V., Greif Italia S.p.A., Greif Plastics Italy Srl (formerly Fustiplast S.p.A.), Greif France S.A.S., Greif Packaging Spain S.A., Greif Germany GmbH, Greif Plastics Germany GmbH (formerly Fustiplast GmbH), and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($108.9 million as of April 30, 2015).

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.3 million as of April 30, 2015).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with Malaysian banks. In March 2014, the Malaysian Agreement was discontinued and therefore there were no receivables held by third party financial institutions under this agreement as of April 30, 2015.

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
European RPA
Gross accounts receivable sold to third party financial institution	$195.2	$281.8	$386.7	$525.3
Cash received for accounts receivable sold under the programs	173.0	248.4	342.4	463.8
Deferred purchase price related to accounts receivable sold	22.2	33.4	44.3	61.5
Loss associated with the programs	0.4	0.6	0.9	1.3
Expenses associated with the programs	—	—	—	—

Other
Gross accounts receivable sold to third party financial institution	$12.8	$15.1	$24.4	$30.8
Cash received for accounts receivable sold under the program	12.8	15.1	24.4	30.8
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	—	0.1

Total RPAs
Gross accounts receivable sold to third party financial institution	$208.0	$296.9	$411.1	$556.1
Cash received for accounts receivable sold under the program	185.8	263.5	366.8	494.6
Deferred purchase price related to accounts receivable sold	22.2	33.4	44.3	61.5
Loss associated with the program	0.4	0.6	0.9	1.3
Expenses associated with the program	—	—	—	0.1

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the Condensed Consolidated Balance Sheets (Dollars in millions):

	April 30, 2015	October 31, 2014
European RPA
Accounts receivable sold to and held by third party financial institution	$125.1	$164.7
Uncollected deferred purchase price related to accounts receivable sold	0.6	—
Deferred purchase price liability related to accounts receivable sold	—	(23.7)

Other
Accounts receivable sold to and held by third party financial institution	$5.5	$5.0
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs
Accounts receivable sold to and held by third party financial institution	$130.6	$169.7
Uncollected deferred purchase price related to accounts receivable sold	0.6	—
Deferred purchase price liability related to accounts receivable sold	—	(23.7)

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

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	April 30, 2015	October 31, 2014
Finished Goods	$99.1	$100.9
Raw materials	231.8	235.9
Work-in-process	32.3	44.3

	$363.2	$381.1

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET

As of April 30, 2015, there were four asset groups in the Rigid Industrial Packaging & Services segment, one asset group in the Paper Packaging segment and two asset groups in the Flexible Products & Services segment classified as assets and liabilities held for sale. As of October 31, 2014, there were three asset groups in the Rigid Industrial Packaging & Services segment, one asset group in the Flexible Products & Services segment and one asset group in the Land Management segment classified as assets and liabilities held for sale. During the six months ended April 30, 2015, two asset groups previously classified as held for sale within the Rigid Industrial Packaging & Services segment were sold and another asset group consisting of higher and better use (“HBU”) and surplus properties previously classified as held for sale within the Land Management segment were sold. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the upcoming year.

For the three months ended April 30, 2015, the Company recorded a gain on disposal of property, plants and equipment, net of $0.7 million. There were sales of HBU and surplus properties which resulted in gains of $0.9 million in the Land Management segment and sales of other miscellaneous equipment which resulted in aggregate losses of $0.2 million.

For the six months ended April 30, 2015, the Company recorded a gain on disposal of property, plants and equipment, net of $2.3 million. There were sales of HBU and surplus properties which resulted in gains of $1.3 million in the Land Management segment, a disposal of an asset in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.9 million, and sales of other miscellaneous equipment which resulted in aggregate gains of $0.1 million. None of these were previously classified as held for sale.

For the three and six months ended April 30, 2015, the Company recorded immaterial gains and gains of $24.3 million, respectively, relating to the sale of timberland. For the three and six months ended April 30, 2014, the Company recorded gains of $8.7 million and $17.1 million, respectively, relating to the sale of timberland.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2015 (Dollars in millions):

	Rigid Industrial Packaging & Services (1)	Paper Packaging	Flexible Products & Services (2)	Land Management	Total
Balance at October 31, 2014	$820.7	$59.5	$—	$—	$880.2
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(8.9)	—	—	—	(8.9)
Goodwill adjustments	—	—	—	—	—
Goodwill Impairment charge	(0.5)				(0.5)
Currency translation	(57.4)	—	—	—	(57.4)

Balance at April 30, 2015	$753.9	$59.5	$—	$—	$813.4

(1)	At April 30, 2015 and October 31, 2014, the accumulated goodwill impairment loss was $0.5 million and $0.0 million, respectively.
(2)	At April 30, 2015 and October 31, 2014, the accumulated goodwill impairment loss was $50.3 million.

Goodwill decreased by $66.8 million for the six month period ended April 30, 2015. The decrease in goodwill was primarily related to foreign currency translation and goodwill allocated to divestitures and businesses held for sale.

The following table summarizes the carrying amount of net intangible assets by class as of April 30, 2015 and October 31, 2014 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2015:
Indefinite lived:
Trademark and patents	$13.0	$—	$13.0
Definite lived:
Trademark and patents	$13.1	$4.3	$8.8
Non-compete agreements	4.9	4.3	0.6
Customer relationships	185.3	77.5	107.8
Other	23.9	10.8	13.1

Total	$240.2	$96.9	$143.3

October 31, 2014:
Indefinite lived:
Trademark and patents	$13.8	$—	$13.8
Definite lived:
Trademark and patents	$15.3	$4.7	$10.6
Non-compete agreements	6.0	5.1	0.9
Customer relationships	203.3	78.8	124.5
Other	27.8	11.1	16.7

Total	$266.2	$99.7	$166.5

Amortization expense for the three months ended April 30, 2015 and 2014 was $4.6 million and $5.6 million, respectively. Amortization expense for the six months ended April 30, 2015 and 2014 was $9.4 million and $10.9 million, respectively. Amortization expense for the next five years is expected to be $18.7 million in 2015, $18.2 million in 2016, $17.4 million in 2017, $17.0 million in 2018 and $16.9 million in 2019.

Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined or over the period which a market participant would benefit from the asset.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2015 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total

Balance at October 31, 2014	$2.9	$1.2	$4.1
Costs incurred and charged to expense	7.7	2.8	10.5
Costs paid or otherwise settled	(3.2)	(1.6)	(4.8)

Balance at April 30, 2015	$7.4	$2.4	$9.8

The focus for restructuring activities in 2015 is to continue to rationalize operations and close underperforming assets throughout all segments. During the three months ended April 30, 2015, the Company recorded restructuring charges of $7.3 million, which compares to $3.9 million of restructuring charges during the three months ended April 30, 2014. The restructuring activity for the three months ended April 30, 2015 consisted of $5.0 million in employee separation costs and $2.3 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation. During the six months ended April 30, 2015, the Company recorded restructuring charges of $10.5 million, which compares to $6.3 million of restructuring charges during the six months ended April 30, 2014. The restructuring activity for the six months ended April 30, 2015 consisted of $7.7 million in employee separation costs and $2.8 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred were $16.3 million and $9.2 million as of April 30, 2015 and October 31, 2014, respectively. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Amounts Expected to be Incurred	Amounts expensed during the six month period ended April 30, 2015	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$15.2	$7.2	$8.0
Other restructuring costs	8.4	1.6	6.8

	23.6	8.8	14.8

Flexible Products & Services
Employee separation costs	0.5	0.3	0.2
Other restructuring costs	2.2	0.9	1.3

	2.7	1.2	1.5

Paper Packaging
Employee separation costs	0.2	0.2	—
Other restructuring costs	0.3	0.3	—

	0.5	0.5	—

	$26.8	$10.5	$16.3

NOTE 8 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) upon acquisition and whenever reconsideration events occur. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including: the power to direct the activities of the VIE that most significantly impact the VIEs economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

Significant Nonstrategic Timberland Transactions

In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of April 30, 2015 and October 31, 2014, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended April 30, 2015 and 2014, Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2015 and 2014, Buyer SPE recorded interest income of $1.2 million.

As of April 30, 2015 and October 31, 2014, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended April 30, 2015 and 2014, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2015 and 2014, STA Timber recorded interest expense of $1.2 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

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

All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012 and ceased operations in the fourth quarter of 2014.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

April 30, 2015	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$101.0	$17.6	$106.9	$225.5
Total liabilities	114.3	18.0	53.4	185.7

Net assets	$(13.3)	$(0.4)	$53.5	$39.8

October 31, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$113.6	$21.6	$126.4	$261.6
Total liabilities	102.7	42.8	51.8	197.3

Net assets	$10.9	$(21.2)	$74.6	$64.3

Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2015 and 2014 were $3.0 million and $4.0 million, respectively; and for the six months ended April 30, 2015 and 2014, net losses attributable to the noncontrolling interest were $6.3 million and $5.5 million, respectively.

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2015	October 31, 2014
Amended Credit Agreement	$223.0	$169.2
Senior Notes due 2017	301.0	301.2
Senior Notes due 2019	245.6	245.2
Senior Notes due 2021	216.1	252.5
Amended Receivables Facility	146.7	110.0
Other debt	20.6	26.9

	1,153.0	1,105.0
Less current portion	(25.8)	(17.6)

Long-term debt	$1,127.2	$1,087.4

Amended Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $709.3 million as of April 30, 2015, which has been reduced by $14.4 million for outstanding letters of credit, all of which is available without violating covenants.

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

As of April 30, 2015, $223.0 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $205.7 million. The weighted average interest rate on the Amended Credit Agreement was 1.55% for the six months ended April 30, 2015. The actual interest rate on the Amended Credit Agreement was 1.54% as of April 30, 2015.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually.

Senior Notes due 2019

On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually.

Senior Notes due 2021

On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. (formerly Greif Luxembourg Finance S.C.A.) issued € 200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.

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

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives from time to time to mitigate partially the effect of exposure to interest rate movements, exposure to currency translation and energy cost fluctuations. Under ASC 815, “Derivatives and Hedging”, all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

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

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2015 (Dollars in millions):

	April 30, 2015
	Fair Value Measurement				Balance sheet Location
	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$—	$—	$—	Other long-term liabilities
Foreign exchange hedges	—	0.1	—	0.1	Prepaid expenses and other current assets
Foreign exchange hedges	—	(1.0)	—	(1.0)	Other current liabilities
Insurance annuity	—	—	19.3	19.3	Other long-term assets

Total*	$—	$(0.9)	$19.3	$18.4

	October 31, 2014
	Fair Value Measurement				Balance sheet Location
	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$(0.2)	$—	$(0.2)	Other long-term liabilities
Foreign exchange hedges	—	0.6	—	0.6	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	22.6	22.6	Other long-term assets

Total*	$—	$0.2	$22.6	$22.8

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

As of April 30, 2015, the Company has no interest rate derivatives.

The Company had interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements were used to manage the Company’s fixed and floating rate debt mix, specifically the Amended Credit Agreement. The assumptions that were used in measuring fair value of the interest rate derivatives were considered level 2 inputs, which were based on interest from the counterparties based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.

Through December 2014, the Company had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, the Company received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest rate. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended April 30, 2014; and were $0.2 million and $0.4 million for the six months ended April 30, 2015 and 2014, respectively. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of April 30, 2015, the Company had outstanding foreign currency forward contracts in the notional amount of $92.9 million ($122.4 million as of October 31, 2014). At April 30, 2015, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were $1.2 million and ($2.0) million for the three months ended April 30, 2015 and 2014, respectively; and were $6.8 million and $0.2 million for the six months ended April 30, 2015 and 2014, respectively.

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

The following table presents the estimated fair values for the Company’s Senior Notes and the Assets held by special purpose entities (Dollars in millions):

	April 30, 2015	October 31, 2014
Senior Notes due 2017
Estimated fair value	$320.5	$325.5

Senior Notes due 2019
Estimated fair value	282.9	287.5

Senior Notes due 2021
Estimated fair value	258.0	297.7

Assets held by special purpose entities
Estimated fair value	54.8	54.5

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company recognized asset impairment charges of $4.5 million during the three months ended April 30, 2015 and an immaterial amount for the three months ended April 30, 2014. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended April 30, 2015 these impairment charges included $4.2 million of impairment charges related to plant closures within the Rigid Industrial Packaging & Services segment. The Company recognized asset impairment charges of $4.7 million and $0.2 million during the six months ended April 30, 2015 and 2014, respectively. These charges included $4.2 million of impairment charges related to plant closures within the Rigid Industrial Packaging & Services segment.

The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use. The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used for the six months ended April 30, 2015. Impairment of long-lived assets held and used for the six months ended April 30, 2014 is immaterial.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
April 30, 2015
Impairment of Long-lived assets	$2.7	Broker Quote / Indicative Bids	Indicative Bids	N/A

Impairment of Long-lived assets	$1.5	Sales Value	Sales Value	N/A

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the six month period ended April 30, 2015, the Company recorded no additional impairment related to assets which were previously classified as assets and liabilities held for sale. During the six month period ended April 30, 2014, the Company recorded no impairment related to assets which were previously classified as assets and liabilities held for sale.

Goodwill and Long Lived Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company recorded a goodwill impairment charge of $0.5 million based on the estimated fair value of a business classified as held for sale as of April 30, 2015.

NOTE 11 — INCOME TAXES

Income tax expense was $9.6 million and $19.5 million for the three months ended April 30, 2015 and 2014, respectively. The effective tax rate was 31.6 percent and 34.5 percent for the three months ended April 30, 2015 and 2014, respectively. The lower effective tax rate for the three months ended April 30, 2015 reflects the impact of the divestitures of businesses and the associated discrete tax benefits of $8.1 million. The lower effective tax rate for the three months ended April 30, 2015 also includes discrete tax benefits related to a reduction in uncertain tax positions resulting from the conclusion of certain tax examinations and expiring statutes of limitations with non-U.S. jurisdictions in the amount of $2.1 million. Income tax expense was $27.1 million and $36.0 million for the six months ended April 30, 2015 and 2014, respectively. The effective tax rate was 35.6 percent and 34.4 percent for the six months ended April 30, 2015 and 2014, respectively.

As of April 30, 2015, the Company had not recognized U.S. deferred income taxes on the undistributed earnings of our non-U.S. subsidiaries. It is the Company’s belief that as of April 30, 2015 such earnings are indefinitely reinvested outside of the U.S. and determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Service cost	$4.2	$3.9	$8.3	$7.8
Interest cost	7.1	7.4	14.2	14.8
Expected return on plan assets	(8.5)	(8.5)	(16.9)	(17.0)
Amortization of prior service cost, initial net asset and net actuarial gain	3.6	2.7	7.3	5.4

Net periodic pension costs	$6.4	$5.5	$12.9	$11.0

The Company made $7.1 million in pension contributions in the six months ended April 30, 2015. The Company estimates $14.2 million of pension contributions for the twelve months ended October 31, 2015.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(0.8)	(0.8)

Net periodic benefit for postretirement benefits	$(0.2)	$(0.2)	$(0.4)	$(0.4)

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

The Company may accrue for contingencies related to litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. The Company reviews contingencies at least quarterly to determine whether its accruals are adequate. The amount of ultimate loss may differ from these estimates.

Environmental Reserves

As of April 30, 2015 and October 31, 2014, environmental reserves of $9.8 million and $24.7 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2015 and October 31, 2014, environmental reserves of the Company included $0.8 million and $13.7 million, respectively, for a blending facility in Chicago, Illinois; $5.6 million and $6.8 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.1 million and $2.6 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; and $1.3 million and $1.6 million for various other facilities around the world. The $12.9 million decrease in environmental reserve for the blending facility located in Chicago is a result of the divestment of the subsidiary that owns this facility during the second quarter of 2015.

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

NOTE 14 —EARNINGS PER SHARE

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

The following table provides EPS information for each period, respectively:

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$20.8	$38.4	$50.9	$69.1
Cash dividends	(24.7)	(24.7)	(49.2)	(49.1)

Undistributed net income (loss) attributable to Greif, Inc.	$(3.9)	$13.7	$1.7	$20.0

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

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the six months ended April 30, 2015 and 2014, the Company repurchased no shares of Class A or Class B Common Stock, respectively. As of April 30, 2015, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There have been no shares repurchased from November 1, 2013 through April 30, 2015.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2015:
Class A Common Stock	128,000,000	42,281,920	25,688,564	16,593,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2014:
Class A Common Stock	128,000,000	42,281,920	25,603,452	16,678,468
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Class A Common Stock:
Basic shares	25,678,393	25,540,341	25,643,139	25,505,348
Assumed conversion of stock options	10,260	20,505	9,657	20,388

Diluted shares	25,688,653	25,560,846	25,652,796	25,525,736

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966	22,119,966	22,119,966

No stock options were antidilutive for the six month period ended April 30, 2015 and 2014, respectively.

NOTE 15 – EQUITY EARNINGS (LOSSES) OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings (losses) of unconsolidated affiliates, net of tax

Equity earnings (losses) of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of April 30, 2015. The Company had an equity interest in three such affiliates as of April 30, 2014. Equity earnings (losses) of unconsolidated affiliates, net of tax for the three months ended April 30, 2015 and 2014 were ($0.3) million and $0.1 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended April 30, 2015 and 2014. Equity earnings of unconsolidated affiliates, net of tax for the six months ended April 30, 2015 and 2014 were ($0.3) million and $0.2 million, respectively. There were no dividends received from the Company’s equity method affiliates for the six months ended April 30, 2015, compared to $0.2 million for the six months ended April 30, 2014.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests represent the portion of losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were added to net income to arrive at net income attributable to the Company. Net loss attributable to noncontrolling interests for the three months ended April 30, 2015 and 2014 was $0.3 million and $1.3 million, respectively. Net loss attributable to noncontrolling interests for the six months ended April 30, 2015 and 2014 was $2.2 million and $0.2 million, respectively.

NOTE 16 —EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes of Equity from October 31, 2014 to April 30, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					50.9		50.9	(2.2)	48.7
Other comprehensive loss:
- foreign currency translation						(91.2)	(91.2)	(23.9)	(115.1)
- Net reclassification of cash flow hedges to earnings, net of immaterial income tax benefit						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax expense of $2.4 million						6.4	6.4		6.4

Comprehensive loss							(33.8)		(59.9)

Acquisition of noncontrolling interests and other					(0.4)		(0.4)	(13.4)	(13.8)
Dividends paid					(49.2)		(49.2)		(49.2)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock issued to executives and directors	26	1.1	(26)	—			1.1		1.1
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1

As of April 30, 2015	47,809	$138.8	29,033	$(130.6)	$1,413.0	$(359.1)	$1,062.1	$41.6	$1,103.7

The following table summarizes the changes of Equity from October 31, 2013 to April 30, 2014 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,418.8	$(152.6)	$1,264.6	$115.3	$1,379.9
Net income					69.1		69.1	(0.2)	68.9
Other comprehensive income:
- foreign currency translation						(25.6)	(25.6)	2.5	(23.1)
- Net reclassification of cash flow hedges to earnings, net of income tax benefit of $0.1 million						0.2	0.2		0.2
- minimum pension liability adjustment, net of income tax benefit of $0.3 million						(0.9)	(0.9)		(0.9)

Comprehensive Income							42.8		45.1

Noncontrolling interests, loan conversion and other					(1.4)		(1.4)	15.1	13.7
Dividends paid					(49.1)		(49.1)		(49.1)
Stock options exercised	18	0.5	(18)	—			0.5		0.5
Restricted stock executives and directors	22	1.1	(22)	0.1			1.2		1.2
Long-term incentive shares issued	56	2.9	(56)	0.1			3.0		3.0

As of April 30, 2014	47,673	$133.9	29,169	$(130.8)	$1,437.4	$(178.9)	$1,261.6	$132.7	$1,394.3

The following table provides the rollforward of accumulated other comprehensive income for the six months ended April 30, 2015 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2014	$(144.5)	$(0.1)	$(129.8)	$(274.4)
Other Comprehensive Income (Loss) Before Reclassifications	(91.2)	—	6.4	(84.8)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.1	—	0.1

Current-period Other Comprehensive Income (Loss)	(91.2)	0.1	6.4	(84.7)

Balance as of April 30, 2015	$(235.7)	$—	$(123.4)	$(359.1)

The following table provides the rollforward of accumulated other comprehensive income for the six months ended April 30, 2014 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2013	$(56.9)	$(0.6)	$(95.1)	$(152.6)
Other Comprehensive Income (Loss) Before Reclassifications	(25.6)	(0.1)	(0.9)	(26.6)

Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.3	—	0.3

Current-period Other Comprehensive Income (Loss)	(25.6)	0.2	(0.9)	(26.3)

Balance as of April 30, 2014	$(82.5)	$(0.4)	$(96.0)	$(178.9)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the six months ended April 30 (Dollars in millions):

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Consolidated Consolidated Statements of Income
	2015	2014

Cash Flow Hedges	$0.1	$0.3	Other expense, net

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

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net sales
Rigid Industrial Packaging & Services	$666.6	$784.3	$1,316.3	$1,496.6
Paper Packaging	160.4	169.8	319.6	339.6
Flexible Products & Services	82.0	105.3	170.1	218.5
Land Management	6.9	6.1	12.2	12.3

Total net sales	$915.9	$1,065.5	$1,818.2	$2,067.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$25.8	$51.2	$46.0	$80.4
Paper Packaging	27.1	26.5	55.2	56.5
Flexible Products & Services	(5.3)	(10.3)	(14.1)	(9.5)
Land Management	3.5	11.7	29.4	23.1

Total operating profit	$51.1	$79.1	$116.5	$150.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$24.2	$26.8	$48.4	$54.3
Paper Packaging	7.3	8.1	14.7	15.3
Flexible Products & Services	2.1	3.7	4.4	7.4
Land Management	1.1	0.8	1.8	1.6

Total depreciation, depletion and amortization expense	$34.7	$39.4	$69.3	$78.6

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2015	2014	2015	2014
Net sales:
United States	$428.2	$473.3	$838.2	$914.9
Europe, Middle East and Africa	322.8	414.6	642.2	788.5
Asia Pacific and other Americas	164.9	177.6	337.8	363.6

Total net sales	$915.9	$1,065.5	$1,818.2	$2,067.0

The following table presents total assets by segment and geographic area (Dollars in millions):

	April 30, 2015	October 31, 2014
Assets:
Rigid Industrial Packaging & Services	$2,213.3	$2,416.6
Paper Packaging	434.1	418.2
Flexible Products & Services	219.8	251.0
Land Management	331.1	319.0

Total segments	3,198.3	3,404.8
Corporate and other	222.5	262.6

Total assets	$3,420.8	$3,667.4

Properties, plants and equipment, net:
United States	$711.5	$716.5
Europe, Middle East and Africa	337.6	387.5
Asia Pacific and other Americas	184.2	189.0

Total properties, plants and equipment, net	$1,233.3	$1,293.0

NOTE 18 — SUBSEQUENT EVENT

In May 2015, the Company entered into separate agreements to sell certain assets within the Rigid Industrial Packaging & Services segment. Subject to final adjustments, the aggregate proceeds from the sale of these assets are expected to be approximately $9 million, which the Company estimates will result in an approximate gain of $4 million.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of April 30, 2015 and October 31, 2014, and for the condensed consolidated statements of income for the three and six months ended April 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “2014 Form 10-K”). Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on assumptions, expectations and other information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our results or condition, (xi) full realization of our deferred tax assets may be affected by a number of factors, (xii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xvi) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xvii) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations, (xviii) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xix) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xx) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxi) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxiii) changes in U.S. generally accepted accounting principles and SEC rules and regulations could materially impact our reported results, (xxiv) if the company fails to maintain an effective system of internal control, the company may not be able to accurately report financial results or prevent fraud, and (xxv) the company has a significant amount of goodwill, and if impaired in the future, would adversely impact our results of operations. Changes in business results may impact our book tax rates. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our 2014 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications.

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

As of April 30, 2015, we owned approximately 237,650 acres of timber properties in the southeastern United States and approximately 5,203 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

Other items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2014 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

RESULTS OF OPERATIONS

The following comparative information is presented for the three and six month periods ended April 30, 2015 and 2014. Historical revenues and earnings may or may not be representative of future operating results attributable to various economic and other factors.

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

Second Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA* for each of our business segments for the three month periods ended April 30, 2015 and 2014 (Dollars in millions):

	Three months ended April 30,
	2015	2014

Net sales:
Rigid Industrial Packaging & Services	$666.6	$784.3
Paper Packaging	160.4	169.8
Flexible Products & Services	82.0	105.3
Land Management	6.9	6.1

Total net sales	$915.9	$1,065.5

Operating profit (loss):
Rigid Industrial Packaging & Services	$25.8	$51.2
Paper Packaging	27.1	26.5
Flexible Products & Services	(5.3)	(10.3)
Land Management	3.5	11.7

Total operating profit	$51.1	$79.1

EBITDA*:
Rigid Industrial Packaging & Services	$48.0	$77.6
Paper Packaging	34.4	33.8
Flexible Products & Services	(3.7)	(7.6)
Land Management	4.6	12.5

Total EBITDA	$83.3	$116.3

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the three month periods ended April 30, 2015 and 2014 (Dollars in millions):

For the three months ended April 30,	2015	2014

Net income	$20.5	$37.1
Plus: interest expense, net	18.2	20.4
Plus: income tax expense	9.6	19.5
Plus: depreciation, depletion and amortization expense	34.7	39.4
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	0.1

EBITDA*	$83.3	$116.3

Net income	$20.5	$37.1
Plus: interest expense, net	18.2	20.4
Plus: income tax expense	9.6	19.5
Plus: other expense, net	2.5	2.2
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	0.1

Operating profit	51.1	79.1
Less: other expense, net	2.5	2.2
Plus: depreciation, depletion and amortization expense	34.7	39.4

EBITDA*	$83.3	$116.3

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended April 30, 2015 and 2014 (Dollars in millions):

For the three months ended April 30,	2015	2014

Rigid Industrial Packaging & Services
Operating profit	$25.8	$51.2
Less: other (income) expense, net	2.0	0.4
Plus: depreciation and amortization expense	24.2	26.8

EBITDA*	48.0	77.6
Paper Packaging
Operating profit	$27.1	$26.5
Less: other (income) expense, net	—	0.8
Plus: depreciation and amortization expense	7.3	8.1

EBITDA*	34.4	33.8
Flexible Products & Services
Operating profit (loss)	$(5.3)	$(10.3)
Less: other expense, net	0.5	1.0
Plus: depreciation and amortization expense	2.1	3.7

EBITDA*	(3.7)	(7.6)
Land Management
Operating profit	$3.5	$11.7
Plus: depreciation, depletion and amortization expense	1.1	0.8

EBITDA*	$4.6	$12.5

Consolidated EBITDA	$83.3	$116.3

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $915.9 million for the second quarter of 2015 compared with $1,065.5 million for the second quarter of 2014. The 14.0 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 9.2 percent, a decrease in volumes of 1.7 percent primarily attributable to divestitures completed during 2014, and a decrease in selling prices of 3.2 percent. Compared to the second quarter of 2014, overall volumes were flat after eliminating the impact of divestitures. Volumes in the Rigid Industrial Packaging & Services segment increased 4.8 percent in Europe, but decreased 7.5 percent in Latin America and 2.2 percent in North America. Volumes decreased 12.9 percent within the Flexible Products & Services segment primarily due to the previously reported sale of our multiwall packaging business in August 2014.

Gross Profit

Gross profit was $181.1 million for the second quarter of 2015 compared with $204.3 million for the second quarter of 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging and Flexible Products & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 19.8 percent for the second quarter of 2015 compared to 19.2 percent for the second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 18.2 percent to $108.5 million for the second quarter of 2015 from $132.7 million for the second quarter of 2014. This decrease was primarily due to divestitures of $5.3 million, the impact of foreign currency translation of $10.6 million, and the impact of our SG&A reduction efforts implemented throughout the first half of 2015. SG&A expenses were 11.9 percent of net sales for the second quarter of 2015 compared with 12.5 percent of net sales for the second quarter of 2014.

Restructuring Charges

Restructuring charges were $7.3 million for the second quarter of 2015 compared with $3.9 million for the second quarter of 2014. Charges in the second quarter of 2015 were primarily related to employee separation costs and professional fees incurred for services specifically associated with employee separation.

Gains on Sales of Timberland

The gain on timberland sales was immaterial and $8.7 million for the second quarter of 2015 and 2014, respectively, due to the sale of approximately 15,700 acres during the second quarter of 2014.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, and equipment, net was $0.7 million and $1.5 million for the second quarter 2015 and 2014, respectively. See Note 5 to the condensed consolidated financial statements for additional information on the gain reported for the second quarter of 2015.

Gain (loss) on Disposal of Businesses

The gain (loss) on disposal of businesses was ($10.4) million and $1.2 million for the second quarter 2015 and 2014, respectively. We completed four divestitures during the second quarter of 2014. The change was primarily due to a loss recorded as a result of a strategic divestment of a non-core business in North America during the first half of 2015.

Operating Profit

Operating profit was $51.1 million for the second quarter of 2015 compared with $79.1 million for the second quarter of 2014. The $28.0 million decrease consisted of a $5.0 million increase in the Flexible Products & Services segment and a $0.6 million increase in the Paper Packaging segment, offset by a $25.4 million decrease in the Rigid Industrial Packaging & Services segment and an $8.2 million decrease in the Land Management segment. Factors that contributed to the $28.0 million decrease, when compared to the second quarter of 2014, were lower gross profit of $23.2 million, primarily due to foreign exchange translation and pricing pressures, higher restructuring charges of $3.4 million, lower gains on disposal of businesses of $11.6 million, and lower gains on timberland sales of $8.7 million, which were partially offset by lower SG&A expenses of $24.2 million.

EBITDA

EBITDA was $83.3 million for the second quarter of 2015 compared with $116.3 million for the second quarter of 2014. The $33.0 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $34.7 million for the second quarter of 2015 compared with $39.4 million for the second quarter of 2014. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

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

Net sales decreased 15.0 percent to $666.6 million for the second quarter of 2015 compared with $784.3 million for the second quarter of 2014. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 10.4 percent. Overall volumes in the Rigid Industrial Packaging & Services segment were flat with increases of 4.8 percent in Europe and decreases of 7.5 percent in Latin America and 2.2 percent in North America.

Gross profit was $125.8 million for the second quarter of 2015 compared with $144.1 million for the second quarter of 2014. The $18.3 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $16.3 million, divestitures and facility closings, decrease in steel and plastic prices in North America and pricing pressure due to significant competition in Europe and Asia. Gross profit margins decreased 5.4 percent from 18.4 percent to 17.4 percent in North America and increased 41 percent from 11.7 percent for to 16.5 percent in Latin America for the three months ended April 30, 2014 and 2015, respectively, and were basically flat in Asia and Europe.

Operating profit was $25.8 million for the second quarter of 2015 compared with $51.2 million for the second quarter of 2014. The $25.4 million decrease was primarily attributable to the approximately $8.0 million negative impact of foreign currency translation, higher restructuring and non-cash asset impairment charges of $10.4 million, and a loss on the sale of a business in North America of approximately $18 million. On a geographic basis, for the second quarter of 2015, operating profit decreased $32.5 million in North America and $7.5 million in Europe and increased $4.5 million in Latin America and was flat in Asia. The decrease in North America included an increase in loss on sales of property, plant and equipment and businesses, net of $19.6 million, an increase in non-cash asset impairment charges of $4.7 million and an increase in restructuring charges of $2.1 million. Excluding the impact of the increases in the above-noted items, operating profit in North America decreased $6.1 million for the second quarter of 2015 compared to the second quarter of 2014. The decrease in Europe was primarily due to the impact of foreign currency translation. The improvement in Latin America was primarily due to improvements in gross profit margin discussed above, partially offset by an increase in restructuring expense of $0.9 million and an increase in loss on sales of $0.8 million from the first half of 2014 to the first half of 2015 and the negative impact of foreign currency translation.

EBITDA was $48.0 million for the second quarter of 2015 compared with $77.6 million for the second quarter of 2014. The $29.6 million decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $24.2 million for the second quarter of 2015 compared with $26.8 million for the second quarter of 2014, due to the impact of divestitures and previous non-cash impairment charges.

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

Net sales decreased 5.5 percent to $160.4 million for the second quarter of 2015 compared with $169.8 million for the second quarter of 2014. This decrease was attributable to lower prices for containerboard produced by our mills and slightly lower volumes in our corrugated sheet business.

Gross profit was $41.2 million for the second quarter of 2015 compared with $43.1 million for the second quarter of 2014. This decrease was due to the same factors that impacted the segment’s sales, as described above. Gross profit margin was 25.7 percent and 25.4 percent for the second quarter of 2015 and 2014, respectively.

Operating profit was $27.1 million for the second quarter of 2015 compared with $26.5 million for the second quarter of 2014. The increase was primarily due to lower freight, maintenance and utility costs, partially offset by the same factors impacting net sales, as described above.

EBITDA was $34.4 million for the second quarter of 2015 compared with $33.8 million for the second quarter of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $7.3 million and $8.1 million for the second quarters of 2015 and 2014, respectively.

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

Net sales decreased 22.1 percent to $82.0 million for the second quarter of 2015 compared with $105.3 million for the second quarter of 2014. This decrease was attributable to volume decreases of 12.9 percent primarily due to reduced sales of $10 million as a result of the sale of our multiwall packaging business in 2014, and the negative impact of foreign currency translation of 15.2 percent for the second quarter of 2015 compared with the second quarter of 2014, partially offset by an increase in selling prices.

Gross profit was $10.8 million for the second quarter of 2015 compared with $14.8 million for the second quarter of 2014, a decrease of 27 percent. This decrease was due to the same factors impacting net sales, as described above, as well as costs incurred to hire an in-house labor force at our Hadimkoy facility. Gross profit margin decreased to 13.2 percent for the second quarter of 2015 from 14.1 percent for the second quarter of 2014.

Operating loss was $5.3 million for the second quarter of 2015 compared with an operating loss of $10.3 million for the second quarter of 2014. This decrease in operating loss was due to a decrease in restructuring charges of $2.7 million for the second quarter of 2015 compared with the second quarter of 2014 and lower personnel, security and alternative supply costs compared to the prior period, as the prior period included these costs associated with the occupation of our Hadimkoy facility during the second quarter of 2014.

EBITDA was negative $3.7 million for the second quarter of 2015 compared with negative $7.6 million for the second quarter of 2014. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $2.1 million for the second quarter of 2015 compared with $3.7 million for the second quarter of 2014.

Land Management

As of April 30, 2015, our Land Management segment consisted of approximately 237,650 acres of timber properties in the southeastern United States, which are actively managed, and approximately 5,203 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Gains on the disposal of development, surplus and HBU properties (“special use property”).

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

We report the disposal of surplus and HBU property in our condensed consolidated statements of income under “gain on disposals of properties, plants, equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposals of properties, plant, and equipment, net.

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

As of April 30, 2015, we had approximately 25,653 acres of special use property in Canada and the United States that we expect will be available for sale in the next five to seven years.

Net sales increased 13.1 percent to $6.9 million for the second quarter of 2015 compared with $6.1 million for the second quarter of 2014. This increase was due to higher timber sales as planned for the second quarter of 2015.

Operating profit decreased to $3.5 million for the second quarter of 2015 from $11.7 million for the second quarter of 2014. This decrease was primarily due to immaterial timberland gains in the second quarter of 2015 compared to $8.7 million of timberland gains in the second quarter of 2014. The second quarter of 2014 timberland gains resulted from the sale of timberland in the third phase of an approximately $90 million multi-phase sales contract. The last phase of sales under this contract closed in the first quarter of 2015. Operating profit included $0.9 million of special use property disposals in the second quarter of 2015 compared with $1.3 million in the second quarter of 2014.

EBITDA was $4.6 million and $12.5 million for the second quarters of 2015 and 2014, respectively. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.1 million for the second quarter of 2015 compared with $0.8 million for the second quarter of 2014.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $18.2 million for the second quarter of 2015 compared with $20.4 million for the second quarter of 2014. This decrease was a result of lower average debt outstanding during the second quarter of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased 69.4 percent from 34.5 percent to 103.9 percent for the three months April 30, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased 5.6 percent from 44.0 percent to 49.6 percent for the three months ended April 30, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary

	Three months ended April 30,
	2015	2014
Non-U.S. % of Consolidated Net Sales	53.2%	55.6%
U.S. % of Consolidated Net Sales	46.8%	44.4%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	103.9%	34.5%
U.S. % of Consolidated I.B.I.T.	-3.9%	65.5%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	49.6%	44.0%
U.S. % of Consolidated I.B.I.T. before Special Items	50.4%	56.0%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation

	Three months ended April 30,
	2015	2014
Non-U.S. I.B.I.T.	31.6	19.5
Non-cash asset impairment charges	(0.7)	—
Restructuring charges	3.3	3.9
Gain on sale of businesses	(8.1)	(1.2)

Total Non-U.S. Special Items	(5.5)	2.7

Non-U.S. I.B.I.T. before Special Items	26.1	22.2

U.S. I.B.I.T. Reconciliation

	Three months ended April 30,
	2015	2014
U.S. I.B.I.T.	(1.2)	37.0
Non-cash asset impairment charges	5.2	—
Timberland gains	—	(8.7)
Restructuring charges	4.0	—
Loss on sale of businesses	18.5	—

Total U.S. Special Items	27.7	(8.7)

U.S. I.B.I.T. before Special Items	26.5	28.3

*	Income Before Income Tax Expense = I.B.I.T.

Income tax expense

Our effective tax rate is impacted by both the total income before income tax expense and the respective mix of income before income tax expense between the U.S. and non-U.S. jurisdictions in which we operate. The total income before income tax expense was $30.4 million for the second quarter of 2015 compared with $56.5 million for the second quarter of 2014. The mix of income before income tax expense was (3.9%) U.S. and 103.9% non-U.S. for the second quarter of 2015, while such mix was 65.5% U.S. and 34.5% non-U.S. for the second quarter of 2014. Refer to the tables above for details of the U.S and non-U.S income before income taxes results for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our effective tax rate is impacted by valuation allowances on deferred tax assets. The net after tax increase in valuation allowances during the second quarter of 2015 was $4.8 million. The net after tax decrease in valuation allowances during the second quarter of 2014 was $4.5 million. The net increase in valuation allowances recognized during the second quarter of 2015 primarily relates to the following jurisdictions: The Netherlands, Brazil and China. The net reduction in valuation allowances during the second quarter of 2014 primarily related to Brazil.

Income tax expense was $9.6 million for the second quarter of 2015 compared with $19.5 million for the second quarter of 2014. Our effective tax rate was 31.6 percent for the second quarter of 2015 compared with 34.5 percent for the second quarter of 2014. The lower effective tax rate for the quarter reflects the impact of the divestitures of businesses and the associated discrete tax benefits of $8.1 million in the second quarter of 2015. The lower effective tax rate for the quarter also includes discrete tax benefits related to a reduction in uncertain tax positions resulting from the conclusion of certain tax examinations and expiring statutes of limitations with non-U.S. jurisdictions in the amount of $2.1 million.

The lower total global pre-tax earnings combined with the recognition of valuation allowances in non-U.S. jurisdictions offset the benefit to our effective tax rate that would have otherwise resulted from the shift in the mix of total income before income tax expense to non-U.S. jurisdictions with lower tax rates.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2016 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $2.2 million. Actual results may differ materially from this estimate.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net loss attributable to noncontrolling interests for the second quarters of 2015 and 2014 was $0.3 million and $1.3 million, respectively. The decrease in net loss attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Packaging JV as defined above.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $20.8 million for the second quarter of 2015 compared to $38.4 million for the second quarter of 2014.

OTHER COMPREHENSIVE INCOME CHANGES

Foreign currency translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, were $0.8 million and $0.2 million for the three months ended April 30, 2015 and 2014, respectively.

Minimum pension liability, net

Change in minimum pension liability, net for the second quarters of 2015 and 2014 was $0.9 million and ($0.6) million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was attributable to the impact of foreign currency translation.

Year-to-Date Results

The following table sets forth the net sales, operating profit (loss) and EBITDA* for each of our business segments for the six month periods ended April 30, 2015 and 2014 (Dollars in millions):

	Six months ended April 30,
	2015	2014

Net sales:
Rigid Industrial Packaging & Services	$1,316.3	$1,496.6
Paper Packaging	319.6	339.6
Flexible Products & Services	170.1	218.5
Land Management	12.2	12.3

Total net sales	$1,818.2	$2,067.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$46.0	$80.4
Paper Packaging	55.2	56.5
Flexible Products & Services	(14.1)	(9.5)
Land Management	29.4	23.1

Total operating profit	$116.5	$150.5

EBITDA*:
Rigid Industrial Packaging & Services	$92.8	$131.4
Paper Packaging	69.9	71.8
Flexible Products & Services	(10.7)	(3.8)
Land Management	31.2	24.7

Total EBITDA	$183.2	$224.1

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA*, reconciled to net income and operating profit, for our consolidated results for the six month periods ended April 30, 2015 and 2014 (Dollars in millions):

For the six months ended April 30,	2015	2014

Net income	$48.7	$68.9
Plus: interest expense, net	37.8	40.8
Plus: income tax expense	27.1	36.0
Plus: depreciation, depletion and amortization expense	69.3	78.6
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	0.2

EBITDA*	$183.2	$224.1

Net income	$48.7	$68.9
Plus: interest expense, net	37.8	40.8
Plus: income tax expense	27.1	36.0
Plus: other expense, net	2.6	5.0
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	0.2

Operating profit	116.5	150.5
Less: other expense, net	2.6	5.0
Plus: depreciation, depletion and amortization expense	69.3	78.6

EBITDA*	$183.2	$224.1

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization.

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the six month periods ended April 30, 2015 and 2014 (Dollars in millions):

For the six months ended April 30,	2015	2014

Rigid Industrial Packaging & Services
Operating profit	$46.0	$80.4
Less: other (income) expense, net	1.6	3.3
Plus: depreciation and amortization expense	48.4	54.3

EBITDA*	92.8	131.4
Paper Packaging
Operating profit	$55.2	$56.5
Less: other (income) expense, net	—	—
Plus: depreciation and amortization expense	14.7	15.3

EBITDA*	69.9	71.8
Flexible Products & Services
Operating profit (loss)	$(14.1)	$(9.5)
Less: other expense, net	1.0	1.7
Plus: depreciation and amortization expense	4.4	7.4

EBITDA*	(10.7)	(3.8)
Land Management
Operating profit	$29.4	$23.1
Plus: depreciation, depletion and amortization expense	1.8	1.6

EBITDA*	$31.2	$24.7

Consolidated EBITDA	$183.2	$224.1

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $1,818.2 million for the first half of 2015 compared with $2,067.0 million for the first half of 2014. The 12.0 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 7.5 percent, a decrease in volumes of 2.2 percent primarily attributable to divestitures completed during 2014 and 2015, and a decrease in selling prices of 2.3 percent. Compared to the second quarter in 2014, the overall volumes during the second quarter of 2015 were flat after eliminating the impact of divestitures. Volumes in the Rigid Industrial Packaging & Services segment increased 0.7 percent in North America and 3.7 percent in Europe, but decreased 13.6 percent in Latin America. Volumes decreased 15.2 percent within the Flexible Products & Services segment primarily due to the previously reported sale of our multiwall packaging business in August 2014.

Gross Profit

Gross profit was $335.0 million for the first half of 2015 compared with $390.4 million for the first half of 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging and Flexible Products & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 18.4 percent for the first half of 2015 compared to 18.9 percent for the first half of 2014.

Selling, General and Administrative Expenses

SG&A expenses decreased 13.3 percent to $220.3 million for the first half of 2015 from $254.0 million for the first half of 2014. This decrease was primarily due to divestitures of $10.0 million and the impact of foreign currency translation of $17.4 million, offset by an increase in professional fees. SG&A expenses were 12.1 percent of net sales for the first half of 2015 compared with 12.3 percent of net sales for the first half of 2014.

Restructuring Charges

Restructuring charges were $10.5 million for the first half of 2015 compared with $6.3 million for the first half of 2014. Charges in the first half of 2015 were primarily related to employee separation costs and professional fees incurred for services specifically associated with employee separation.

Gains on Sale of Timberland

The gain on timberland sales was $24.3 million and $17.1 million for the first half of 2015 and 2014, respectively, due to the sale of approximately 26,000 acres during the first half of 2015 and 25,000 acres during the first half of 2014.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, and equipment, net, was $2.3 million and $4.1 million for the first half of 2015 and 2014, respectively. See Note 5 of the condensed consolidated financial statements for additional information on the gain reported for the first half of 2015.

Loss on Disposal of Businesses

The loss on disposal of businesses was $9.6 million and $0.6 million for the first half of 2015 and 2014, respectively. We completed seven divestitures during the first half of 2015. The increase in loss was primarily due to the strategic divestment of a non-core business in North America during the first half of 2015. See Note 2 of the condensed consolidated financial statements for additional information.

Operating Profit

Operating profit was $116.5 million for the first half of 2015 compared with $150.5 million for the first half of 2014. The $34.0 million decrease consisted of a $6.3 million increase in the Land Management segment, offset by a $34.4 million decrease in the Rigid Industrial Packaging & Services segment, a $4.6 million decrease in the Flexible Products & Services segment, and a $1.3 million decrease in the Paper Packaging segment. Factors that contributed to the $34.0 million decrease, when compared to the first half of 2014, were lower gross profit of $55.4 million and higher losses on sales of businesses, net of $9.0 million, which were partially offset by lower SG&A expenses of $33.7 million and higher gains on timberland sales of $7.2 million.

EBITDA

EBITDA was $183.2 million for the first half of 2015 compared with $224.1 million for the first half of 2014. The $40.9 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $69.3 million for the first half of 2015 compared with $78.6 million for the first half of 2014. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

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

Net sales decreased 12.1 percent to $1,316.3 million for the first half of 2015 compared with $1,496.6 million for the first half of 2014. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.7 percent and a 3.6 percent decrease in net selling prices, primarily attributable to divestitures completed during 2014 and 2015. Volumes in the Rigid Industrial Packaging & Services segment were flat overall, with increases of 0.7 percent in North America and 3.7 percent in Europe and a decrease of 13.6 percent in Latin America.

Gross profit was $230.3 million for the first half of 2015 compared with $263.1 million for the first half of 2014. The $32.8 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $24.9 million, divestitures and facility closings, margin compression due to pricing pressure from significant competition in Europe and Asia and decreasing steel and plastic prices in North America. Gross profit margins decreased 7.0 percent in North America from 17.2 percent for the first half of 2014 to 16.0 percent for the first half of 2015, were flat in Europe and increased 13.0 percent in Asia from 14.7 percent to 16.6 percent and 22 percent in Latin America from 12.1 percent to 14.9 percent for the six months ended April 30, 2014 and 2015, respectively.

Operating profit was $46.0 million for the first half of 2015 compared with $80.4 million for the first half of 2014. The $34.4 million decrease was primarily due to the increase in loss on disposals of businesses, net of $9.3 million, an increase in non-cash asset impairments charges of $4.7 million, foreign currency translation of $10.9 million, and the same factors impacting the decrease in the gross profit, as described above, partially offset by lower freight, maintenance and utility costs. On a geographic basis, for the first half of 2015, operating profit decreased $35.9 million in North America and $11.1 million in Europe and increased $5.2 million in Asia and $0.9 million in Latin America. The decrease in North America included an increase in loss on sales of property, plant and equipment and businesses, net of $17.5 million, an increase in non-cash asset impairment charges of $4.7 million and an increase in restructuring charges of $2.6 million. Excluding the impact of the increases in the above-noted items, operating profit in North America decreased $11.3 million for the first half of 2015 compared to the first half of 2014. The decrease in Europe was primarily due to the impact of foreign currency translation and 2014 divestitures, offset by a volume increase discussed in net sales above. The improvement in Asia was primarily the result of lower raw material costs offset by the impact of foreign currency translation. The improvement in Latin America was primarily the result of improvements in gross profit margin discussed above, partially offset by the impact of foreign currency.

EBITDA was $92.8 million for the first half of 2015 compared with $131.4 million for the first half of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $48.4 million for the first half of 2015 compared with $54.3 million for the first half of 2014 primarily due to the impact of divestitures and previous non-cash asset impairment charges.

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

Net sales decreased 5.9 percent to $319.6 million for the first half of 2015 compared with $339.6 million for the first half of 2014. This decrease was attributable to lower volumes of 5.7 percent primarily due to lower demand due to competition in the market and the divestiture of a business in 2014.

Gross profit was $81.9 million for the first half of 2015 compared with $86.3 million for the first half of 2014. This decrease was due to the same factors that impacted the segment’s sales, as described above. Gross profit margin was 25.6 percent and 25.4 percent for the first half of 2015 and 2014, respectively.

Operating profit was $55.2 million for the first half of 2015 compared with $56.5 million for the first half of 2014. This decrease was due to the same factors that impacted the segment’s sales, as described above, offset by savings realized in SG&A.

EBITDA was $69.9 million for the first half of 2015 compared with $71.8 million for the first half of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $14.7 million for the first half of 2015 compared with $15.3 million for the same period in 2014.

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

Net sales decreased 22.2 percent to $170.1 million for the first half of 2015 compared with $218.5 million for the first half of 2014. This decrease was attributable to volume decreases of 15.2 percent primarily due to reduced sales of $25 million as a result of the sale of our multiwall packaging business in 2014 and the negative impact of foreign currency translation of 11.1 percent for the first half of 2015, partially offset by higher selling prices.

Gross profit was $17.9 million for the first half of 2015 compared with $36.5 million for the first half of 2014. This decrease in gross profit was primarily due to foreign currency translation of $3.5 million, higher freight costs incurred to meet the lead time demands of customers and an inventory write down adjustment in part due to the combination of rapidly decreasing resin prices and higher inventory levels from the carryover impact of the occupation of our Hadimkoy facility as we transitioned back to full capacity. In addition, the higher costs of the move to an in-house labor force, prompted primarily by changes in the local regulatory environment, and the inefficiencies incurred as a result of this move, also contributed to this decrease. Gross profit margin decreased to 10.5 percent for the first half of 2015 from 16.7 percent for the first half of 2014.

Operating loss was $14.1 million for the first half of 2015 compared with an operating loss of $9.5 million for the first half of 2014. This increase in the operating loss was due to the same factors indicated for gross profit, as described above.

EBITDA was negative $10.7 million for the first half of 2015 compared with negative $3.8 million for the first half of 2014. This decrease was due to the same factors that impacted the segment’s operating profit (loss), as described above. Depreciation, depletion and amortization expense was $4.4 million for the first half of 2015 compared with $7.4 million for the first half of 2014.

Land Management

As of April 30, 2015, our Land Management segment consisted of approximately 237,650 acres of timber properties in the southeastern United States, which are actively managed and approximately 5,203 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Gains on the disposal of development, surplus and HBU properties.

Net sales decreased 0.8 percent to $12.2 million for the first half of 2015 compared with $12.3 million for the first half of 2014. This decrease was due to lower timber sales as planned for the first half of 2015.

Operating profit increased to $29.4 million for the first half of 2015 from $23.1 million for the first half of 2014. This increase was primarily due to $24.3 million of timberland gains in the first half of 2015 compared to $17.1 million of timberland gains in the first half of 2014. The 2014 timberland gains resulted from the sale of timberland in the second and third phase of an approximately $90 million multi-phase sales contract. The last phase of sales under this contract closed in the first quarter of 2015. Operating profit included $1.3 million of special use property disposals in the first half of 2015 compared with $2.7 million in the first half of 2014.

EBITDA was $31.2 million for the first half of 2015 compared with $24.7 million for the first half of 2014, respectively. This increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.8 million for the first half of 2015 compared with $1.6 million for the first half of 2014.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $37.8 million for the first half of 2015 compared with $40.8 million for the first half of 2014. This decrease was a result of lower average debt outstanding during the first half of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income taxes increased 10.6 percent from 32.3 percent to 42.9 percent for the six months April 30, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, impairment charges and gains and losses on the sales of business, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased 4.3 percent from 43.2 percent to 38.9 percent for the six months ended April 30, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary

	Six months ended April 30,
	2015	2014
Non-U.S. % of Consolidated Net Sales	53.9%	55.7%
U.S. % of Consolidated Net Sales	46.1%	44.3%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	42.9%	32.3%
U.S. % of Consolidated I.B.I.T.	57.1%	67.7%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	38.4%	41.3%
U.S. % of Consolidated I.B.I.T. before Special Items	61.6%	58.7%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation

	Six months ended April 30,
	2015	2014
Non-U.S. I.B.I.T.	32.7	33.8
Non-cash asset impairment charges	(0.5)	0.2
Restructuring charges	6.0	6.3
(Gain) loss on sale of businesses	(8.8)	(1.2)

Total non-U.S. Special Items	(3.3)	5.3

Non-U.S. I.B.I.T. before Special Items	29.4	39.1

U.S. I.B.I.T. Reconciliation

	Six months ended April 30,
	2015	2014
U.S. I.B.I.T.	43.4	70.9
Non-cash asset impairment charges	5.2	—
Timberland gains	(24.3)	(17.1)
Restructuring charges	4.5	—
Loss on sale of businesses	18.4	1.8

Total U.S. Special Items	3.8	(15.3)

U.S. I.B.I.T. before Special Items	47.2	55.6

*	Income Before Income Tax Expense = I.B.I.T.

Income tax expense

Our effective tax rate is impacted by both the total income before income tax expense and the respective mix of income before income tax expense between the U.S. and non-U.S. jurisdictions in which we operate. The total income before income tax expense was $76.1 million for the first half of 2015 compared with $104.7 million for the first half of 2014. The mix of income tax before income tax expense was 57.1% U.S. and 42.9% non-U.S. for the first half of 2015, while such mix was 67.7% U.S. and 32.3% non-U.S. for the first half of 2014. Refer to the tables above for details of the U.S and non-U.S income before income taxes results for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our effective tax rate is impacted by valuation allowances on deferred tax assets. The net after tax increase in valuation allowances during the first half of 2015 was $13.8 million. The net after tax increase in valuation allowances during the first half of 2014 was $10.9 million. The net increase in valuation allowances recognized during the first half of 2015 primarily relate to the tax jurisdictions of The Netherlands, Brazil, Germany, Turkey and China. The net increase in valuation allowances during the first half of 2014 primarily related to Brazil, China, Germany and The Netherlands.

Income tax expense was $27.1 million for the first half of 2015 compared with $36.0 million for the first half of 2014. Our effective tax rate was 35.6 percent for the first half of 2015 compared with 34.4 percent for the first half of 2014. The higher effective tax rate reflects the lower total income before income tax expense combined with the recognition of valuation allowances which offsets the benefit to our effective tax rate that would otherwise result from a shift in the mix of income before income tax expense to non-U.S. jurisdictions with lower tax rates.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2016 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $2.2 million. Actual results may differ materially from this estimate.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests for the first half of 2015 and 2014 was $2.2 million and $0.2 million, respectively. The increase in net loss attributable to noncontrolling interests was due to an increase in the net operating loss of the Flexible Packaging JV.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $50.9 million for the first half of 2015 compared to $69.1 million for the first half of 2014.

OTHER COMPREHENSIVE INCOME CHANGES

Currency Translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, were $0.9 million and $2.2 million for the first half of 2015 and 2014, respectively.

Minimum pension liability, net

Change in minimum pension liability, net for the second quarters of 2015 and 2014 was $6.4 million and ($0.9) million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was attributable to the impact of foreign currency translation.

Trends

We anticipate that foreign currency exchange rates will continue to negatively impact our operating results as the strength of the United States dollar against other currencies has and will continue to impact our revenues and net income. Several positive trends emerged in our international operations during the second quarter. In addition, an expected three-week shutdown of our Riverville mill during the third quarter of 2015 for the installation of upgrades will negatively impact our 2015 net income. Our second quarter results reflected the impact of the continued execution of our restructuring plans and pursuit of the sale of select non-core assets as part of our overall strategic transformation. We expect those continued efforts throughout the remainder of 2015 will result in additional significant impairment and restructuring charges and negatively impact our results. However, we also anticipate our SG&A cost savings initiatives implemented throughout the first and second quarters will positively impact our results for the remainder of 2015.

BALANCE SHEET CHANGES

Working capital changes

The $41.5 million decrease in accounts receivable to $459.8 million as of April 30, 2015 from $501.3 million as of October 31, 2014 was primarily due to timing of collections and the impact of foreign currency translation.

The $113.6 million decrease in accounts payable to $357.5 million as of April 30, 2015 from $471.1 million as of October 31, 2014 was primarily due to the timing of payments, benefits from early payment discounts where financially justified, impact of foreign currency translation, divestitures completed for the six months ended, and eliminations of compensation payables resulting from a shift to an in-house labor model in a facility within our Flexible Products & Services segment.

Other balance sheet changes

The $7.5 million decrease in assets held for sale to $20.8 million as of April 30, 2015 from $28.3 million as of October 31, 2014 was primarily due to non-core assets sold primarily during the first quarter of 2015.

The $66.8 million decrease in goodwill to $813.4 million as of April 30, 2015 from $880.2 million as of October 31, 2014 was due to the negative impact of foreign currency translation and the allocation of goodwill to divestitures and businesses held for sale.

The $23.2 million decrease in other intangible assets to $143.3 million as of April 30, 2015 from $166.5 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation and the intangibles sold as part of the sales of businesses.

The $91.7 million decrease in property, plants and equipment to $2,325.4 million as of April 30, 2015 from $2,417.1 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation.

The $39.8 million increase in long-term debt to $1,127.2 million as of April 30, 2015 from $1,087.4 million as of October 31, 2014 was attributable to increased working capital needs, partially offset by the impact of foreign currency translation.

The $91.2 million increase in foreign currency translation loss to $235.7 million as of April 30, 2015 from a loss of $144.5 million as of October 31, 2014 was primarily due to the weakening of foreign currencies compared with the U.S. dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, dividend payments, potential acquisitions of businesses and other liquidity needs for at least 12 months. However, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate them. Those international earnings are considered to be permanently reinvested, as we have no plans or intentions to repatriate such funds for U.S. operations.

Capital Expenditures

During the first half of 2015, we invested $69.8 million in capital expenditures, excluding timberland purchases of $25.4 million, compared with capital expenditures of $62.0 million, excluding timberland purchases of $33.7 million, during the first half of 2014.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $150 million in 2015. The 2015 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the 2012 RPA for an additional two years. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA, EarthMinded Benelux N.V. (formerly Pack2pack

Rumbeke N.V.), Greif Nederland B.V., Greif Italia S.p.A., Greif Plastics Italy Srl (formerly Fustiplast S.p.A.), Greif France S.A.S., Greif Packaging Spain S.A., Greif Germany GmbH, Greif Plastics Germany GmbH (formerly Fustiplast GmbH), and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($108.9 million as of April 30, 2015). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the 2012 RPA are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under our 2012 RPA, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks and their affiliates between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $120.2 million as of April 30, 2015. As of April 30, 2015, total accounts receivable of $130.6 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the condensed consolidated statements of income. Expenses associated with the various RPAs were immaterial for the three months ended April 30, 2015 and 2014. Expenses associated with the various RPAs were immaterial for each of the six months ended April 30, 2015 and 2014. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the condensed consolidated financial statements.

Acquisitions, Divestitures and Other Significant Transactions

We completed seven divestitures and no material acquisitions for the six months ended April 30, 2015. The divestitures were of nonstrategic businesses, five in the Rigid Industrial Packaging & Services segment and two in the Flexible Products & Services segment. The loss on disposal of businesses was $9.6 million for the six months ended April 30, 2015. This loss was a result of a strategic divestment of a non-core business in the North America during the first half of 2015. Proceeds from divestitures were $12.5 million. Additionally, we recorded notes receivable of $7.4 million for the sale of these businesses, ranging in terms of up to five years.

We completed two acquisitions and no material divestitures for the six months ended April 30, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment and the other acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition was made to complement our existing product lines and provide growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The loss on disposal of businesses was $0.6 million for the six months ended April 30, 2014.

We sold membership units of a consolidated subsidiary during the six months ended April 30, 2014.

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these acquisitions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2015	October 31, 2014
Amended Credit Agreement	$223.0	$169.2
Senior Notes due 2017	301.0	301.2
Senior Notes due 2019	245.6	245.2
Senior Notes due 2021	216.1	252.5
Amended Receivables Facility	146.7	110.0
Other long-term debt	20.6	26.9

	1,153.0	1,105.0
Less current portion	(25.8)	(17.6)

Long-term debt	$1,127.2	$1,087.4

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides the us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $709.3 million as of April 30, 2015, which included a reduction of $14.4 million for outstanding letters of credit, all of which is available without violating covenants. The weighted average interest rate under the Amended Credit Agreement was 1.55% for the six months ended April 30, 2015.

The Amended Credit Agreement contains financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of April 30, 2015, we were in compliance with these covenants.

The terms of the Amended Credit Agreement limit our ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of amounts borrowed under the Amended Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries. The repayment of amounts borrowed under the Amended Credit Agreement is also secured, in part, by capital stock of the non-U.S. subsidiaries that are parties to the Amended Credit Agreement. However, in the event that we receive and maintain an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, we may request the release of such collateral. The payment of outstanding principal under the Amended Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the Amended Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Amended Credit Agreement.

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2015, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then existing revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2015, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or of Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2015, we were in compliance with these covenants.

The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that we maintain a certain interest coverage ratio, which requires that at the end of any fiscal quarter we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of April 30, 2015, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of April 30, 2015, $146.7 million was outstanding under the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of April 30, 2015, we had outstanding other debt of $83.7 million, consisting of $20.6 million in other debt and $63.1 million in short-term borrowings.

As of April 30, 2015, the current portion of our long-term debt was $25.8 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements are $10.3 million in 2015, $181.8 million in 2016, $318.2 million in 2017, $179.9 million in 2018, $245.6 million in 2019 and $217.2 million thereafter.

As of April 30, 2015 and October 31, 2014, we had deferred financing fees and debt issuance costs of $8.7 million and $10.3 million, respectively, which were included in other long-term assets.

Financial Instruments

Interest Rate Derivatives

We had interest rate swap agreements with various maturities through December 2014. These interest rate swap agreements were used to manage our fixed and floating rate debt mix, specifically debt under the Amended Credit Agreement. The assumptions that were used in measuring fair value of these interest rate derivatives were considered level 2 inputs, which were based on interest received monthly from the counterparties based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.

We have no interest rate derivatives as of April 30, 2015. Through December 2014 we had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest. Losses reclassified to earnings under these contracts were $0.2 million for the three months ended April 30, 2014; and were $0.2 million and $0.4 million for the six months ended April 30, 2015 and 2014, respectively. No losses were reclassified to earnings under these contracts during the three months ended April 30, 2015. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of April 30, 2015, we had outstanding foreign currency forward contracts in the notional amount of $92.9 million ($122.4 million as of October 31, 2014). At April 30, 2015, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were $1.2 million and ($2.0) million for the three months ended April 30, 2015 and 2014, respectively; and were $6.8 million and $0.2 million for the six months ended April 30, 2015 and 2014, respectively.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the six months ended April 30, 2015 and 2014, we repurchased no shares of Class A or Class B Common Stock, respectively. As of April 30, 2015, we have repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2013 through April 30, 2015.

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

During the fourth quarter of 2014, in conjunction with the implementation of additional internal controls started in 2013, related to the calculation and reconciliation of deferred income tax assets, deferred income tax liabilities and uncertain tax positions, management identified unreconciled differences and errors in the income tax accounts of certain of the Company’s non-U.S. subsidiaries. Specifically, prior to 2014, certain calculations and reconciliations had not been accurately and consistently performed for these income tax accounts for certain non-U.S. subsidiaries nor were return-to-provision reconciliations consistently performed as non-U.S. subsidiary tax returns were filed. The errors were not material to any individual prior fiscal year; however, the correction of these errors would have been material to the 2014 financial statements. Consequently, the Company revised ending retained earnings, goodwill, deferred income taxes and uncertain tax positions as of October 31, 2011, and revised the Company’s financial statements as of and for the years ended October 31, 2012 and October 31, 2013 from the amounts previously reported.

The actions that have been implemented to remediate the above identified material weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion and review of return-to-provision reconciliations. Management believes the steps taken to date have improved the effectiveness of our internal control over financial reporting. Moreover, the Company has hired additional personnel and engaged external tax advisors for the income tax accounting function in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes that the remediation of the material weakness related to controls over the accounting for income taxes of non-U.S. subsidiaries will be completed by October 31, 2015.

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

During fiscal year 2015, management will test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K under Part I, Item 1A — Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728
February 2015	—		—	815,728
March 2014	—		—	815,728
April 2015	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728
February 2015	—		—	815,728
March 2015	—		—	815,728
April 2015	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2015, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment Agreement dated April 20, 2015, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. Trading as Rabobank London, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation S. À.R.L., Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Services Belgium BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V. (in connection with the Master Definitions Agreement dated April 27, 2012).

10.2	Amendment and Restated Master Definition Agreement dated April 20, 2015, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. Trading as Rabobank London, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation S. À.R.L., Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Services Belgium BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 8, 2015	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer