Form 10-Q/A
period 2015-04-30
GREIF INC
filed 2015-06-09
CIK 43920

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A, Amendment No. 1 (this “Amendment”), amends the Quarterly Report on Form 10-Q of Greif, Inc. (the “Company”) for the quarterly period ended April 30, 2015, that was originally filed yesterday on June 8, 2015 (the “Original Form 10-Q”). This Amendment is being filed solely to revise two paragraphs contained in Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Original Form 10-Q at page 31 and page 39 (see page 10 and page 18 of this Amendment). This Amendment corrects clerical errors that are immaterial and that relate to the description of changes in operating profit for the geographic regions within the Company’s Rigid Industrial Packaging & Services segment for the three months and six months ended April 30, 2015 compared to the prior year periods.

No other changes have been made to the Original Form 10-Q by this Amendment. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, except to reflect the amendment described above.

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

Gross profit was $125.8 million for the second quarter of 2015 compared with $144.1 million for the second quarter of 2014. The $18.3 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $16.3 million, divestitures and facility closings, decrease in steel and plastic prices in North America and pricing pressure due to significant competition in Europe and Asia. Gross profit margins decreased 5.4 percent from 18.4 percent to 17.4 percent in North America and increased 41 percent from 11.7 percent to 16.5 percent in Latin America for the three months ended April 30, 2014 and 2015, respectively, and were basically flat in Asia and Europe.

Operating profit was $25.8 million for the second quarter of 2015 compared with $51.2 million for the second quarter of 2014. The $25.4 million decrease was primarily attributable to the approximately $8.0 million negative impact of foreign currency translation, higher restructuring and non-cash asset impairment charges of $10.4 million, and an increase in the loss on the sale of businesses, net of approximately $9 million. On a geographic basis, for the second quarter of 2015, operating profit decreased $31.7 million in North America and $5.2 million in Europe and increased $2.8 million in Latin America and $9.0 million in Asia. The decrease in North America included an increase in loss on sales of property, plant and equipment and businesses, net of $19.6 million, an increase in non-cash asset impairment charges of $4.7 million and an increase in restructuring charges of $2.8 million. Excluding the impact of the increases in the above-noted items, operating profit in North America decreased $4.6 million for the second quarter of 2015 compared to the second quarter of 2014. The decrease in Europe was primarily due to the impact of foreign currency translation. The improvement in Latin America was primarily due to improvements in gross profit margin discussed above, partially offset by an increase in restructuring expense of $1.1 million and an increase in loss on sales of $0.8 million from the first half of 2014 to the first half of 2015 and the negative impact of foreign currency translation. The improvement in Asia was primarily the result of gains on disposal of businesses.

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

Operating profit was $46.0 million for the first half of 2015 compared with $80.4 million for the first half of 2014. The $34.4 million decrease was primarily due to the increase in loss on disposals of businesses, net of $9.3 million, an increase in non-cash asset impairments charges of $4.7 million, foreign currency translation of $10.9 million, and the same factors impacting the decrease in the gross profit, as described above, partially offset by lower freight, maintenance and utility costs. On a geographic basis, for the first half of 2015, operating profit decreased $34.9 million in North America and $12.2 million in Europe and increased $10.2 million in Asia and $3.9 million in Latin America. The decrease in North America included an increase in loss on sales of property, plant and equipment and businesses, net of $17.3 million, an increase in non-cash asset impairment charges of $4.5 million and an increase in restructuring charges of $3.2 million. Excluding the impact of the increases in the above-noted items, operating profit in North America decreased $9.9 million for the first half of 2015 compared to the first half of 2014. The decrease in Europe was primarily due to the impact of foreign currency translation and 2014 divestitures, offset by a volume increase discussed in net sales above. The improvement in Asia was primarily the result of gains on disposal of businesses. The improvement in Latin America was primarily the result of improvements in gross profit margin discussed above, partially offset by the impact of foreign currency.

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

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income taxes increased 10.6 percent from 32.3 percent to 42.9 percent for the six months April 30, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, impairment charges and gains and losses on the sales of business, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased 2.9 percent from 41.3 percent to 38.4 percent for the six months ended April 30, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)
Date: June 9, 2015	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer