Form 10-Q
period 2015-07-31
GREIF INC
filed 2015-09-04
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on September 1, 2015:

Class A Common Stock	25,703,564 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except per share amounts)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Net sales	$930.0	$1,124.0	$2,748.2	$3,191.0
Cost of products sold	763.2	906.3	2,246.4	2,582.9

Gross profit	166.8	217.7	501.8	608.1

Selling, general and administrative expenses	96.9	129.1	317.2	383.1
Restructuring charges	16.2	4.2	26.7	10.5
Timberland gains	—	—	(24.3)	(17.1)
Non-cash asset impairment charges	17.6	15.4	22.3	15.6

Gain on disposal of properties, plants and equipment, net	(7.0)	(1.4)	(9.3)	(5.5)

(Gain) loss on disposal of businesses, net	(1.1)	9.1	8.5	9.7

Operating profit	44.2	61.3	160.7	211.8

Interest expense, net	18.4	20.7	56.2	61.5
Other (income) expense, net	(1.6)	1.6	1.0	6.6

Income before income tax expense and equity earnings of unconsolidated affiliates, net	27.4	39.0	103.5	143.7

Income tax expense	18.7	28.2	45.8	64.2

Equity earnings of unconsolidated affiliates, net of tax	0.6	0.7	0.3	0.9

Net income	9.3	11.5	58.0	80.4

Net (income) loss attributable to noncontrolling interests	(0.7)	2.2	1.5	2.4

Net income attributable to Greif, Inc.	$8.6	$13.7	$59.5	$82.8

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.15	$0.23	$1.02	$1.41
Class B Common Stock	$0.22	$0.35	$1.51	$2.11

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.15	$0.23	$1.02	$1.41
Class B Common Stock	$0.22	$0.35	$1.51	$2.11

Weighted-average number of Class A common shares outstanding:
Basic	25.7	25.6	25.7	25.5
Diluted	25.7	25.6	25.7	25.5

Weighted-average number of Class B common shares outstanding:
Basic	22.1	22.1	22.1	22.1
Diluted	22.1	22.1	22.1	22.1

Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$1.26	$1.26
Class B Common Stock	$0.63	$0.63	$1.88	$1.88

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In millions)

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Net income	$9.3	$11.5	$58.0	$80.4
Other comprehensive income (loss), net of tax:
Foreign currency translation	5.6	(12.9)	(109.5)	(36.0)
Net reclassification of cash flow hedges to earnings	—	0.2	0.1	0.4
Minimum pension liabilities, net	(0.9)	0.4	5.5	(0.5)

Other comprehensive income (loss), net of tax	4.7	(12.3)	(103.9)	(36.1)

Comprehensive income (loss)	14.0	(0.8)	(45.9)	44.3
Comprehensive income (loss) attributable to noncontrolling interests	2.8	(4.4)	(23.3)	(2.1)

Comprehensive income (loss) attributable to Greif, Inc.	$11.2	$3.6	$(22.6)	$46.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

See accompanying Notes to Condensed Consolidated Financial Statements

	July 31, 2015	October 31, 2014
Current assets
Cash and cash equivalents	$101.7	$85.1
Trade accounts receivable, less allowance of $11.8 in 2015 and $16.8 in 2014	461.9	501.3
Inventories	334.7	381.1
Deferred tax assets	27.0	29.0
Assets held for sale	24.9	28.3
Prepaid expenses and other current assets	129.8	129.9

	1,080.0	1,154.7

Long-term assets
Goodwill	810.3	880.2
Other intangible assets, net of amortization	137.8	166.5
Deferred tax assets	26.2	20.9
Assets held by special purpose entities	50.9	50.9
Other long-term assets	76.8	101.2

	1,102.0	1,219.7

Properties, plants and equipment
Timber properties, net of depletion	277.1	244.8
Land	116.7	129.3
Buildings	409.5	444.9
Machinery and equipment	1,438.7	1,500.8
Capital projects in progress	126.9	97.3

	2,368.9	2,417.1
Accumulated depreciation	(1,135.6)	(1,124.1)

	1,233.3	1,293.0

Total assets	$3,415.3	$3,667.4

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

LIABILITIES AND EQUITY

	July 31, 2015	October 31, 2014
Current liabilities
Accounts payable	$357.4	$471.1
Accrued payroll and employee benefits	85.5	102.4
Restructuring reserves	16.1	4.1
Current portion of long-term debt	24.1	17.6
Short-term borrowings	50.7	48.1
Deferred tax liabilities	13.1	17.8
Liabilities held for sale	1.5	1.5
Other current liabilities	148.0	189.1

	696.4	851.7

Long-term liabilities
Long-term debt	1,154.9	1,087.4
Deferred tax liabilities	210.3	219.0
Pension liabilities	136.9	136.0
Postretirement benefit obligations	15.4	17.3
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	8.6	24.7
Other long-term liabilities	57.0	64.8

	1,626.4	1,592.5

Equity
Common stock, without par value	139.1	135.5
Treasury stock, at cost	(130.6)	(130.7)
Retained earnings	1,396.8	1,411.7
Accumulated other comprehensive loss:
- foreign currency translation	(232.2)	(144.5)
- interest rate and other cash flow hedges	—	(0.1)
- minimum pension liabilities	(124.3)	(129.8)

Total Greif, Inc. equity	1,048.8	1,142.1

Noncontrolling interests	43.7	81.1

Total equity	1,092.5	1,223.2

Total liabilities and equity	$3,415.3	$3,667.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

For the nine months ended July 31,	2015	2014
Cash flows from operating activities:
Net income	$58.0	$80.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	100.9	117.4
Timberland gains	(24.3)	(17.1)
Non-cash asset impairment charges	22.3	15.6
Gain on disposals of properties, plants and equipment, net	(9.3)	(5.5)
Loss on disposals of businesses, net	8.5	9.7
Unrealized foreign exchange (gain) loss	(2.8)	(1.3)
Deferred income tax expense	(3.3)	(3.6)
Gain from Venezuela monetary assets and liabilities remeasurement	(4.9)	—
Loss for Venezuela non-monetary assets to net realizable value	9.3	—
Other, net	(1.4)	(1.9)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	3.3	(60.4)
Inventories	11.7	(50.3)
Deferred purchase price on sold receivables	(10.8)	6.3
Accounts payable	(74.8)	29.1
Restructuring reserves	13.5	1.8
Pension and postretirement benefit liabilities	(1.5)	2.7
Other, net	(21.0)	(6.1)

Net cash provided by (used in) operating activities	73.4	116.8

Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(1.5)	(53.5)
Purchases of properties, plants and equipment	(108.2)	(94.0)
Purchases of timber properties	(38.2)	(55.7)
Proceeds from the sale of properties, plants, equipment and other assets	46.8	40.1
Proceeds from the sale of businesses	18.9	30.1
Proceeds on insurance recoveries	3.4	—
Payments on notes receivable with related party, net	—	1.3

Net cash used in investing activities	(78.8)	(131.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	643.4	807.0
Payments on long-term debt	(576.0)	(804.9)
Proceeds from short-term borrowings, net	18.0	37.3
Proceeds from trade accounts receivable credit facility	115.7	49.0
Payments on trade accounts receivable credit facility	(79.9)	(19.0)
Dividends paid to Greif, Inc. shareholders	(74.0)	(73.8)
Dividends paid to noncontrolling interests	(4.0)	—
Proceeds from the sale of membership units of a consolidated subsidiary	—	6.0
Exercise of stock options	0.2	1.6

Net cash provided by financing activities	43.4	3.2

Effects of exchange rates on cash	(21.4)	(1.4)

Net increase (decrease) in cash and cash equivalents	16.6	(13.1)
Cash and cash equivalents at beginning of period	85.1	78.1

Cash and cash equivalents at end of period	$101.7	$65.0

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2015

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

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2015 and October 31, 2014, the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 31, 2015 and 2014 and the condensed consolidated statements of cash flows for the nine month periods ended July 31, 2015 and 2014 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2014 (the “2014 Form 10-K”).

Venezuela Currency

The Company’s results of its Venezuelan businesses have been reported under highly inflationary accounting since 2010 and the functional currency was converted to US Dollars at that time. Currently, there are multiple legal mechanisms and respective exchange rates available in Venezuela to exchange currency: the CENCOEX rate (official rate or “CENCOEX”); the SICAD rate (“SICAD”) and; as of February of 2015, the SIMADI rate (“SIMADI”). The SIMADI exchange mechanism was created by the Venezuelan government to establish a more market driven exchange rate and is intended to be available to individuals and both public and private companies.

The government also announced in February 2015 that the official rate and SICAD exchange mechanisms would be available only to companies importing essential goods (i.e. medicine, food, and raw materials) although it has not officially published rules or regulations that clarify exactly which activities, industries or transactions will be eligible to use these rates. The purpose of these rates was intended to make necessities affordable to Venezuelan citizens. The exchange mechanisms have not been able to meet the demand from the private sector due to the lack of US Dollars in the country resulting in the continued devaluation of the SIMADI rate.

Greif has historically utilized the official rate which is 6.4 Bolivars/US Dollars to measure Bolivar-denominated monetary assets and liabilities and the respective historical rate to measure Bolivar-denominated nonmonetary assets each reporting period. Due to the continued significant devaluation of the Bolivar and the change in the exchange mechanisms announced earlier this year, the Company has reconsidered which rate best reflects the economics of Grief’s business activities and concluded that the Company should utilize the SIMADI rate to remeasure the Venezuelan operations as of July 31, 2015.

As a result of the change to the SIMADI rate, which reflects the recognition of a devaluation of approximately 97 percent as compared to the official exchange rate previously used, the Company recorded other income of $4.9 million related to the remeasurement of our Venezuelan monetary assets and liabilities during the quarter. In addition, the Company determined that an adjustment of $9.3 million to increase cost of goods sold was needed to reflect the non-monetary inventory assets at net realizable value and, upon review of long-lived assets for impairment, the Company determined that the carrying amount of the long-lived asset was not recoverable in US dollar functional currency and recorded an impairment charge of $15.0 million.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)”. The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under the ASU, the Company would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset; amortization of the costs is reported as interest expense. The effective date will be the first quarter of fiscal year 2016. The Company would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period would be adjusted). The ASU requires the Company to “disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1) The nature and reason for the change in accounting principle; (2) The transition method; (3) A description of the prior-period information that has been retrospectively adjusted; and (4) The effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability). The Company is expected to adopt this guidance beginning November 1, 2015, and the adoption of the new guidance is not expected to materially impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow, and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flow and disclosures.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern”. The objective of this update is to reduce the diversity in the timing and content of footnote disclosures related to going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about their potential inability to continue as a going concern when “substantial doubt” about their ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” The Company will have to document its consideration of the ASU, but not because the Company believes there is substantial doubt about its ability to continue as a going concern. The Company is expected to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income or cash flows, other than the related disclosures.

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

The Company completed eight divestitures and no material acquisitions for the nine months ended July 31, 2015. The divestitures were of nonstrategic businesses: six in the Rigid Industrial Packaging & Services segment; and two in the Flexible Products & Services segment. The loss on disposal of businesses was $8.5 million for the nine months ended July 31, 2015. Proceeds from divestitures were $18.9 million. Additionally, the Company has recorded notes receivable of $3.6 million for the sale of these businesses, ranging from 3 months to five years.

The Company completed two acquisitions and one material divestiture during the nine months ended July 31, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment and the other acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition complemented the Company’s existing product lines and provided growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The divestiture included a nonstrategic business in the Rigid Industrial Packaging & Services segment and resulted in a non-cash loss on sale of $9.7 million, which includes the write-off of allocated goodwill. Proceeds from the divestiture were $30.1 million.

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc., entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank. On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA, EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.), Greif Nederland B.V., Greif Italia S.p.A., Greif Plastics Italy Srl (formerly Fustiplast S.p.A.), Greif France S.A.S., Greif Packaging Spain S.A., Greif Germany GmbH, Greif Plastics Germany GmbH (formerly Fustiplast GmbH), and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100 million ($110.6 million as of July 31, 2015).

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of July 31, 2015).

In May 2009, Greif Malaysia Sdn Bhd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Malaysian Receivables Purchase Agreement (the “Malaysian Agreement”) with certain Malaysian banks. In March 2014, the Malaysian Agreement was discontinued and therefore there were no receivables held by third party financial institutions under this agreement as of July 31, 2015.

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
European RPA
Gross accounts receivable sold to third party financial institution	$165.9	$266.7	$552.6	$784.0
Cash received for accounts receivable sold under the programs	147.1	235.2	489.5	692.0
Deferred purchase price related to accounts receivable sold	18.8	31.5	63.1	92.0
Loss associated with the programs	0.3	0.7	1.2	2.0
Expenses associated with the programs	—	—	—	—

Other
Gross accounts receivable sold to third party financial institution	$12.0	$13.0	$36.4	$44.1
Cash received for accounts receivable sold under the program	12.0	13.0	36.4	44.1
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	0.1	0.1

Total RPAs
Gross accounts receivable sold to third party financial institution	$177.9	$279.7	$589.0	$828.1
Cash received for accounts receivable sold under the program	159.1	248.2	525.9	736.1
Deferred purchase price related to accounts receivable sold	18.8	31.5	63.1	92.0
Loss associated with the program	0.3	0.7	1.2	2.0
Expenses associated with the program	—	—	0.1	0.1

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the Condensed Consolidated Balance Sheets (Dollars in millions):

	July 31, 2015	October 31, 2014
European RPA
Accounts receivable sold to and held by third party financial institution	$121.6	$164.7
Uncollected deferred purchase price related to accounts receivable sold	10.9	—
Deferred purchase price liability related to accounts receivable sold	—	(23.7)

Other
Accounts receivable sold to and held by third party financial institution	$4.5	$5.0
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs
Accounts receivable sold to and held by third party financial institution	$126.1	$169.7
Uncollected deferred purchase price related to accounts receivable sold	10.9	—
Deferred purchase price liability related to accounts receivable sold	—	(23.7)

The deferred purchase price related to the accounts receivable sold is reflected as prepaid expenses and other current assets or other current liabilities on the Company’s condensed consolidated balance sheets and is recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short-term nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s condensed consolidated statements of cash flows.

Additionally, the Company performs collections and administrative functions on the receivables sold, similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the RPAs.

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	July 31, 2015	October 31, 2014
Finished Goods	$95.3	$100.9
Raw materials	211.1	235.9
Work-in-process	28.3	44.3

	$334.7	$381.1

NOTE 5 — ASSETS AND LIABILITIES OF BUSINESSES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET

As of July 31, 2015, there were asset groups within the Rigid Industrial Packaging & Services and the Flexible Products & Services segments classified as assets and liabilities held for sale. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the twelve months following the end of the quarter.

As of October 31, 2014, there were asset groups in the Rigid Industrial Packaging & Services, Flexible Products & Services, and the Land Management segments classified as assets and liabilities held for sale. During the nine months ended July 31, 2015, five asset groups previously classified as held for sale within the Rigid Industrial Packaging & Services and Paper Packaging & Services segments were sold and another asset group consisting of higher and better use (“HBU”) and surplus properties previously classified as held for sale within the Land Management segment were sold.

For the three months ended July 31, 2015, the Company recorded a gain on disposal of properties, plants and equipment, net of $7.0 million. This includes sales of HBU and surplus properties that resulted in gains of $1.5 million in the Land Management segment, a disposal of an asset group previously classified as held for sale in the Rigid Industrial Packaging & Services segment that resulted in a gain of $4.4 million, and other net gains and insurance recoveries totaling an additional $1.1 million.

For the nine months ended July 31, 2015, the Company recorded a gain on disposal of properties, plants and equipment, net of $9.3 million. This includes sales of HBU and surplus properties that resulted in gains of $2.7 million in the Land Management segment, and other net gains and insurance recoveries within the Rigid Industrial Packaging & Services segment that resulted in gains of $6.6 million.

For the three months ended July 31, 2014, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.4 million. This includes sales of HBU and surplus properties that resulted in gains of $0.1 million in the Land Management segment, a sale of equipment that was previously classified as held for sale in the Flexible Products & Services segment that resulted in a gain of $1.1 million, and sales of other miscellaneous equipment which resulted in aggregate gains of $0.2 million.

For the nine months ended July 31, 2014, the Company recorded a gain on disposal of properties, plants and equipment, net of $5.5 million. This includes sales of HBU and surplus properties that resulted in gains of $2.8 million in the Land Management segment, a disposal of property in the Paper Packing segment that resulted in a gain of $0.8 million, a sale of equipment that was previously classified as held for sale in the Flexible Products & Services segment that resulted in a gain of $1.1 million, and sales of other miscellaneous equipment that resulted in aggregate gains of $0.8 million.

For the nine months ended July 31, 2015, the Company recorded gains of $24.3 million related to the sale of timberland. For the nine months ended July 31, 2014, the Company recorded $17.1 million relating to the sale of timberland. The Company recorded immaterial gains for the three months ended July 31, 2015 and 2014.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2015 (Dollars in millions):

	Rigid Industrial Packaging & Services (1)	Paper Packaging	Flexible Products & Services (2)	Land Management	Total
Balance at October 31, 2014	$820.7	$59.5	$—	$—	$880.2
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(12.1)	—	—	—	(12.1)
Goodwill adjustments	—	—	—	—	—
Goodwill Impairment charge	(0.5)				(0.5)
Currency translation	(57.3)	—	—	—	(57.3)

Balance at July 31, 2015	$750.8	$59.5	$—	$—	$810.3

(1)	At July 31, 2015 and October 31, 2014, the accumulated goodwill impairment loss was $0.5 million and $0.0 million, respectively.
(2)	At July 31, 2015 and October 31, 2014, the accumulated goodwill impairment loss was $50.3 million.

The following table summarizes the carrying amount of net other intangible assets by class as of July 31, 2015 and October 31, 2014 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2015:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	182.0	78.8	103.2
Trademarks and patents	24.2	11.6	12.6
Non-compete agreements	12.4	4.0	8.4
Other	4.9	4.4	0.5

Total	$236.6	$98.8	$137.8

October 31, 2014:
Indefinite lived:
Trademarks and patents	$13.8	$—	$13.8
Definite lived:
Customer relationships	203.3	78.8	124.5
Trademarks and patents	15.3	4.7	10.6
Non-compete agreements	6.0	5.1	0.9
Other	27.8	11.1	16.7

Total	$266.2	$99.7	$166.5

Amortization expense for the three months ended July 31, 2015 and 2014 was $4.5 million and $5.4 million, respectively. Amortization expense for the nine months ended July 31, 2015 and 2014 was $13.9 million and $18.7 million, respectively. Amortization expense for the next five years is expected to be $18.2 million in 2015, $17.4 million in 2016, $16.7 million in 2017, $16.3 million in 2018 and $16.3 million in 2019.

Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2015 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2014	$2.9	$1.2	$4.1
Costs incurred and charged to expense	18.6	8.1	26.7
Costs paid or otherwise settled	(10.8)	(3.9)	(14.7)

Balance at July 31, 2015	$10.7	$5.4	$16.1

The focus for restructuring activities in 2015 is to continue to rationalize operations and close underperforming assets throughout all segments. During the three months ended July 31, 2015, the Company recorded restructuring charges of $16.2 million, which compares to $4.2 million of restructuring charges recorded during the three months ended July 31, 2014. The restructuring activity for the three months ended July 31, 2015 consisted of $10.9 million in employee separation costs and $5.3 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. During the nine months ended July 31, 2015, the Company recorded restructuring charges of $26.7 million, which compares to $10.5 million of restructuring charges during the nine months ended July 31, 2014. The restructuring activity for the nine months ended July 31, 2015 consisted of $18.6 million in employee separation and relocation costs and $8.1 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. The Company anticipates completion of the current restructuring programs by early 2018.

The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $17.4 million and $9.2 million as of July 31, 2015 and October 31, 2014, respectively. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Total Amounts Expected to be Incurred	Amounts expensed during the nine month period ended July 31, 2015	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$20.9	$15.3	$5.6
Other restructuring costs	10.6	5.1	5.5

	31.5	20.4	11.1
Flexible Products & Services
Employee separation costs	9.0	3.1	5.9
Other restructuring costs	2.6	2.2	0.4

	11.6	5.3	6.3
Paper Packaging
Employee separation costs	0.2	0.2	—
Other restructuring costs	0.8	0.8	—

	1.0	1.0	—
	$44.1	$26.7	$17.4

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

Significant Nonstrategic Timberland Transactions

In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of July 31, 2015 and October 31, 2014, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended July 31, 2015 and 2014, Buyer SPE recorded interest income of $0.6 million. For both of the nine month periods ended July 31, 2015 and 2014, Buyer SPE recorded interest income of $1.8 million.

As of July 31, 2015 and October 31, 2014, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended July 31, 2015 and 2014, STA Timber recorded interest expense of $0.5 million. For both of the nine month periods ended July 31, 2015 and 2014, STA Timber recorded interest expense of $1.7 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

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

All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012 and ceased operations in the fourth quarter of 2014.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

July 31, 2015	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$99.9	$16.5	$105.9	$222.3
Total liabilities	92.2	17.4	56.3	165.9

Net assets	$7.7	$(0.9)	$49.6	$56.4

October 31, 2014	Asset Co.	Global Textile	Trading Co.	Flexible Packaging JV
Total assets	$113.6	$21.6	$126.4	$261.6
Total liabilities	102.7	42.8	51.8	197.3

Net assets	$10.9	$(21.2)	$74.6	$64.3

Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended July 31, 2015 and 2014 were $2.6 million and $3.7 million, respectively; and for the nine months ended July 31, 2015 and 2014, net losses attributable to the noncontrolling interest were $8.9 million and $9.2 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2015	October 31, 2014
Amended Credit Agreement	$248.5	$169.2
Senior Notes due 2017	300.8	301.2
Senior Notes due 2019	245.8	245.2
Senior Notes due 2021	219.5	252.5
Amended Receivables Facility	145.8	110.0
Other debt	18.6	26.9

	1,179.0	1,105.0
Less current portion	(24.1)	(17.6)

Long-term debt	$1,154.9	$1,087.4

Amended Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $679.5 million as of July 31, 2015, which has been reduced by $14.4 million for outstanding letters of credit, all of which is available without violating covenants.

The Amended Credit Agreement contains financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), and income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s consolidated adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of July 31, 2015, the Company was in compliance with these covenants.

As of July 31, 2015, $248.5 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $231.2 million. The weighted average interest rate on the Amended Credit Agreement was 1.61% for the nine months ended July 31, 2015. The actual interest rate on the Amended Credit Agreement was 1.73% as of July 31, 2015.

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

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Financial Instruments

The Company uses derivatives to mitigate partially the effect of exposure to interest rate movements, exposure to currency translation. Under ASC 815, “Derivatives and Hedging”, all derivatives are to be recognized as assets or liabilities on the balance sheet and measured at fair value. Changes in the fair value of derivatives are recognized in either net income or in other comprehensive income, depending on the designated purpose of the derivative.

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

The three levels of inputs used to measure fair values are as follows:

•	Level 1 – Observable inputs such as unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2015 and October 31, 2014 (Dollars in millions):

	July 31, 2015				Balance sheet
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Location
Foreign exchange hedges	—	0.8	—	0.8	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.5)	—	(0.5)	Other current liabilities
Insurance annuity	—	—	19.6	19.6	Other long-term assets

Total*	$—	$0.3	$19.6	$19.9

	October 31, 2014				Balance sheet Location
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$(0.2)	$—	$(0.2)	Other long-term liabilities
Foreign exchange hedges	—	0.6	—	0.6	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	22.6	22.6	Other long-term assets

Total*	$—	$0.2	$22.6	$22.8

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2015 and October 31, 2014 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives

As of July 31, 2015, the Company has no interest rate derivatives.

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

Losses reclassified to earnings under these contracts were $0.2 million for the three months ended July 31, 2014 and were $0.2 million and $0.7 million for the nine months ended July 31, 2015 and 2014, respectively. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of July 31, 2015, the Company had outstanding foreign currency forward contracts in the notional amount of $81.6 million ($122.4 million as of October 31, 2014). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains (losses) recorded under fair value contracts were $0.6 million and ($2.5) million for the three months ended July 31, 2015 and 2014, respectively; and were ($6.2) million and ($2.6) million for the nine months ended July 31, 2015 and 2014, respectively.

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

The following table presents the estimated fair values of the Company’s Senior Notes and the Assets held by special purpose entities (Dollars in millions):

	July 31, 2015	October 31, 2014
Senior Notes due 2017
Estimated fair value	$317.3	$325.5

Senior Notes due 2019
Estimated fair value	278.1	287.5

Senior Notes due 2021
Estimated fair value	260.7	297.7

Assets held by special purpose entities
Estimated fair value	54.4	54.5

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company recognized asset impairment charges of $17.6 million during the three months ended July 31, 2015 and $15.4 million for the three months ended July 31, 2014. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended July 31, 2015 these impairment charges included $15.0 million related to Venezuelan property, plants and equipment, net, $1.5 million of IT software assets that were identified as obsolete during the quarter and $0.5 million other-than-temporary impairment of an equity method investment within the Flexible Products & Services segment. During the three months ended July 31, 2014 the impairment charges included $5.0 million of IT software assets that were identified as obsolete during the quarter, impairment of $5.9 million related to an equity method investment within the Rigid Industrial Packaging & Services segment and $4.3 million of impairment charges related to plant closures and restructuring plans. The Company recognized asset impairment charges of $22.3 million and $15.6 million during the nine months ended July 31, 2015 and 2014, respectively. These charges during the nine months ended July 31, 2015 included $15.0 million of impairment charges related to Venezuelan properties, plants and equipment, net, $1.5 million of IT software assets that were identified as obsolete, $0.5 million other-than-temporary impairment of equity method investment within the Flexible Products & Services segment, and $4.2 million of impairment charges related to plant closures within the Rigid Industrial Packaging & Services segment.

The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use. The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used for the nine months ended July 31, 2015.

	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
July 31, 2015
Impairment of Long-lived assets - Land & Building	$17.7	Broker Quote/ Indicative Bids	Indicative Bids	N/A

Impairment of Long-lived assets - Machinery & Equipment	$3.0	Sales Value	Sales Value	N/A

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the nine month period ended July 31, 2015, the Company recorded no additional impairment related to assets which were previously classified as assets and liabilities held for sale. During the nine month period ended July 31, 2014, the Company recorded no impairment related to assets which were previously classified as assets and liabilities held for sale.

Goodwill and Other Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no such impairment existed as of July 31, 2015.

NOTE 11 — INCOME TAXES

Income tax expense was $18.7 million and $28.2 million for the three months ended July 31, 2015 and 2014, respectively. The effective tax rate was 68.2 percent and 72.3 percent for the three months ended July 31, 2015 and 2014, respectively. The effective tax rate in both periods is higher than normally expected due to significant non-deductible GAAP losses recorded during each period.

The third quarter 2015 effective rate reflects the impact of the following: a shift in global earnings mix to countries with higher tax rates; the impact of the Venezuela hyperinflationary pretax adjustment on net income; and the impact of a $1.3 million discrete tax benefit consisting of a benefit of $2.0 million related to return-to-provision adjustments and statutory rate decreases for international subsidiaries and $0.8 million of tax expense related to a net increase in uncertain tax positions for the international subsidiaries.

The third quarter 2014 effective tax rate reflects the impact of the following: a shift in global earnings mix to countries with higher tax rates; the tax effect of GAAP losses from the sale of a business; the forecasted tax effect of a planned sale of an asset group within the Flexible Products & Services segment classified as assets held for sale; and the impact of a $3.5 million discrete tax expense. The discrete tax expense is a net amount mainly consisting of a $7.0 million expense related to the increase in valuation allowances for international subsidiaries and a benefit of $3.0 million related to the return to provision adjustments for international subsidiaries.

Income tax expense was $45.8 million and $64.2 million for the nine months ended July 31, 2015 and 2014 respectively. The effective rate was 44.3 percent and 44.7 percent for the nine months ended July 31, 2015 and 2014, respectively.

As of July 31, 2015, the Company had not recognized U.S. deferred income taxes on the undistributed earnings of non-U.S. subsidiaries. It is the Company’s belief that as of July 31, 2015 such earnings are indefinitely reinvested outside of the U.S. and determining the unrecognized deferred tax liability related to investments in these non-U.S. subsidiaries that are indefinitely reinvested is not practicable.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Service cost	$4.1	$3.9	$12.4	$11.7
Interest cost	7.1	7.4	21.3	$22.2
Expected return on plan assets	(8.4)	(8.5)	(25.3)	$(25.5)
Amortization of prior service cost, initial net asset and net actuarial gain	3.7	2.7	11.0	$8.1

Net periodic pension costs	$6.5	$5.5	$19.4	$16.5

The Company made $8.1 million in pension contributions in the nine months ended July 31, 2015. The Company estimates $9.2 million of pension contributions for the twelve months ended October 31, 2015.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.5	0.6
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(1.2)	(1.2)

Net periodic benefit for postretirement benefits	$(0.3)	$(0.2)	$(0.7)	$(0.6)

NOTE 13 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES

Litigation-related Liabilities

The Company may become involved in litigation and regulatory matters incidental to its business, including governmental investigations, enforcement actions, personal injury claims, product liability, employment health and safety matters, commercial disputes, intellectual property matters, disputes regarding environmental clean-up costs, litigation in connection with acquisitions and divestitures, and other matters arising out of the normal conduct of its business. The Company intends to vigorously defend itself in such litigation. The Company does not believe that the outcome of any pending litigation will have a material adverse effect on its condensed consolidated financial statements.

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

Environmental Reserves

As of July 31, 2015 and October 31, 2014, environmental reserves of $8.6 million and $24.7 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2015 and October 31, 2014, environmental reserves of the Company included $0.8 million and $13.7 million, respectively, for a blending facility in Chicago, Illinois; $4.4 million and $6.8 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.1 million and $2.6 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; and $1.3 million and $1.6 million for various other facilities around the world. The $12.9 million decrease in environmental reserve for the blending facility located in Chicago is a result of the divestment during the second quarter of 2015 of the subsidiary that owns this facility.

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

NOTE 14 —EARNINGS PER SHARE

The Company has two classes of common stock and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share.” In accordance with this guidance, earnings are allocated in the same fashion as dividends would be distributed. Under the Company’s articles of incorporation, any distribution of dividends in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half cents a share for Class B Common Stock, which results in a 40% to 60% split to Class A and B shareholders, respectively. In accordance with this, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder is allocated assuming all of the earnings for the period have been distributed in the form of dividends.

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Share Outstanding

*	Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$8.6	$13.7	$59.5	$82.8
Cash dividends	(24.8)	(24.7)	(74.0)	(73.8)

Undistributed net income (loss) attributable to Greif, Inc.	$(16.2)	$(11.0)	$(14.5)	$9.0

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the nine months ended July 31, 2015 and 2014, the Company repurchased no shares of Class A or Class B Common Stock, respectively. As of July 31, 2015, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There have been no shares repurchased from November 1, 2013 through July 31, 2015.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2015:
Class A Common Stock	128,000,000	42,281,920	25,693,564	16,588,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2014:
Class A Common Stock	128,000,000	42,281,920	25,603,452	16,678,468
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Class A Common Stock:
Basic shares	25,692,973	25,576,452	25,659,750	25,529,049
Assumed conversion of stock options	5,574	5,500	5,574	10,587

Diluted shares	25,698,547	25,581,952	25,665,324	25,539,636

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966	22,119,966	22,119,966

No stock options were antidilutive for the nine month period ended July 31, 2015 and 2014, respectively.

NOTE 15 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of July 31, 2015. The Company had an equity interest in four such affiliates as of July 31, 2014. Equity earnings of unconsolidated affiliates, net of tax for the three months ended July 31, 2015 and 2014 were $0.6 million and $0.7 million, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended July 31, 2015 and 2014. Equity earnings of unconsolidated affiliates, net of tax for the nine months ended July 31, 2015 and 2014 were $0.3 million and $0.9 million, respectively. There were no dividends received from the Company’s equity method affiliates for the nine months ended July 31, 2015, compared to $0.2 million for the nine months ended July 31, 2014.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the three months ended July 31, 2015 and 2014 was ($0.7) million and $2.2 million, respectively. Net loss attributable to noncontrolling interests for the nine months ended July 31, 2015 and 2014 was $1.5 million and $2.4 million, respectively.

NOTE 16 —EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes of equity from October 31, 2014 to July 31, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					59.5		59.5	(1.5)	58.0
Other comprehensive loss:
- foreign currency translation						(87.7)	(87.7)	(21.8)	(109.5)
- Net reclassification of cash flow hedges to earnings, net of immaterial income tax expense						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax expense of $2.0 million						5.5	5.5		5.5

Comprehensive loss							(22.6)		(45.9)

Acquisition of noncontrolling interests and other					(0.4)		(0.4)	(10.1)	(10.5)
Dividends paid to Greif, Inc. shareholders					(74.0)		(74.0)		(74.0)
Dividends paid to noncontrolling interests							—	(4.0)	(4.0)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock executives and directors	31	1.4	(31)	—			1.4		1.4
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1

As of July 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,396.8	$(356.5)	$1,048.8	$43.7	$1,092.5

The following table summarizes the changes of equity from October 31, 2013 to July 31, 2014 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,418.8	$(152.6)	$1,264.6	$115.3	$1,379.9
Net income					82.8		82.8	(2.4)	80.4
Other comprehensive income:
- foreign currency translation						(36.3)	(36.3)	0.3	(36.0)
- Net reclassification of cash flow hedges to earnings, net of income tax expense of $0.2 million						0.4	0.4		0.4
- minimum pension liability adjustment, net of income tax benefit of $0.2 million						(0.5)	(0.5)		(0.5)

Comprehensive Income							46.4		44.3

Noncontrolling interests, loan conversion and other					(1.2)		(1.2)	15.2	14.0
Dividends paid to Greif, Inc. shareholders					(73.8)		(73.8)		(73.8)
Stock options exercised	68	1.6	(68)	0.1			1.7		1.7
Restricted stock executives and directors	22	1.1	(22)	0.1			1.2		1.2
Long-term incentive shares issued	56	2.9	(56)	0.1			3.0		3.0

As of July 31, 2014	47,723	$135.0	29,119	$(130.7)	$1,426.6	$(189.0)	$1,241.9	$128.4	$1,370.3

The following table provides the rollforward of accumulated other comprehensive income for the nine months ended July 31, 2015 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2014	$(144.5)	$(0.1)	$(129.8)	$(274.4)
Other Comprehensive Income (Loss) Before Reclassifications	(87.7)	—	5.5	(82.2)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.1	—	0.1

Current-period Other Comprehensive Income (Loss)	(87.7)	0.1	5.5	(82.1)

Balance as of July 31, 2015	$(232.2)	$—	$(124.3)	$(356.5)

The following table provides the rollforward of accumulated other comprehensive income for the nine months ended July 31, 2014 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2013	$(56.9)	$(0.6)	$(95.1)	$(152.6)
Other Comprehensive Income (Loss) Before Reclassifications	(36.3)	(0.1)	(0.5)	(36.9)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.5	—	0.5

Current-period Other Comprehensive Income (Loss)	(36.3)	0.4	(0.5)	(36.4)

Balance as of July 31, 2014	$(93.2)	$(0.2)	$(95.6)	$(189.0)

The components of accumulated other comprehensive income above are presented net of tax, as applicable.

The following table provides amounts reclassified out of accumulated other comprehensive income for the nine months ended July 31 (Dollars in millions):

Details about Accumulated Other Comprehensive Income Components	Ammount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Consolidated Consolidated Statements of Income
	2015	2014
Cash Flow Hedges	$0.1	$0.5	Other expense, net

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

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Net sales
Rigid Industrial Packaging & Services	$669.0	$827.7	$1,985.3	$2,324.3
Paper Packaging	176.7	180.6	496.3	520.2
Flexible Products & Services	79.2	107.3	249.3	325.8
Land Management	5.1	8.4	17.3	20.7

Total net sales	$930.0	$1,124.0	$2,748.2	$3,191.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$29.5	$43.0	$75.5	$123.4
Paper Packaging	21.5	27.9	76.7	84.4
Flexible Products & Services	(9.7)	(12.9)	(23.8)	(22.4)
Land Management	2.9	3.3	32.3	26.4

Total operating profit	$44.2	$61.3	$160.7	$211.8

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$21.8	$26.8	$70.2	$81.1
Paper Packaging	6.8	7.3	21.5	22.6
Flexible Products & Services	2.2	3.3	6.6	10.7
Land Management	0.8	1.4	2.6	3.0

Total depreciation, depletion and amortization expense	$31.6	$38.8	$100.9	$117.4

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended July 31,		Nine months ended July 31,
	2015	2014	2015	2014
Net sales:
United States	$431.5	$502.4	$1,269.7	$1,417.3
Europe, Middle East and Africa	337.3	428.2	979.5	1,216.7
Asia Pacific and other Americas	161.2	193.4	499.0	557.0

Total net sales	$930.0	$1,124.0	$2,748.2	$3,191.0

The following table presents total assets by segment and total properties, plants, and equipment, net by geographic area (Dollars in millions):

	July 31, 2015	October 31, 2014
Assets:
Rigid Industrial Packaging & Services	$2,200.5	$2,416.6
Paper Packaging	442.5	418.2
Flexible Products & Services	211.4	251.0
Land Management	342.3	319.0

Total segments	3,196.7	3,404.8
Corporate and other	218.6	262.6

Total assets	$3,415.3	$3,667.4

Properties, plants and equipment, net:
United States	$735.7	$716.5
Europe, Middle East and Africa	339.8	387.5
Asia Pacific and other Americas	157.8	189.0

Total properties, plants and equipment, net	$1,233.3	$1,293.0

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of July 31, 2015 and October 31, 2014, and for the condensed consolidated statements of income for the three and nine months ended July 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2014 (the “2014 Form 10-K”). Readers are encouraged to review the entire 2014 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

As of July 31, 2015, we owned approximately 242,673 acres of timber properties in the southeastern United States and approximately 5,200 acres of timber properties in Canada. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties, and development properties.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three and nine month periods ended July 31, 2015 and 2014. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

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

Third Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended July 31, 2015 and 2014 (Dollars in millions):

Three months ended July 31,	2015	2014
Net sales:
Rigid Industrial Packaging & Services	$669.0	$827.7
Paper Packaging	176.7	180.6
Flexible Products & Services	79.2	107.3
Land Management	5.1	8.4

Total net sales	$930.0	$1,124.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$29.5	$43.0
Paper Packaging	21.5	27.9
Flexible Products & Services	(9.7)	(12.9)
Land Management	2.9	3.3

Total operating profit	$44.2	$61.3

EBITDA:
Rigid Industrial Packaging & Services	$52.4	$69.1
Paper Packaging	28.7	35.2
Flexible Products & Services	(7.4)	(10.5)
Land Management	3.7	4.7

Total EBITDA	$77.4	$98.5

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended July 31, 2015 and 2014 (Dollars in millions):

For the three months ended July 31,	2015	2014
Net income	$9.3	$11.5
Plus: interest expense, net	18.4	20.7
Plus: income tax expense	18.7	28.2
Plus: depreciation, depletion and amortization expense	31.6	38.8
Less: equity earnings of unconsolidated affiliates, net of tax	0.6	0.7

EBITDA	$77.4	$98.5

Net income	$9.3	$11.5
Plus: interest expense, net	18.4	20.7
Plus: income tax expense	18.7	28.2
Plus: other (income) expense, net	(1.6)	1.6
Less: equity earnings of unconsolidated affiliates, net of tax	0.6	0.7

Operating profit	44.2	61.3
Less: other (income) expense, net	(1.6)	1.6
Plus: depreciation, depletion and amortization expense	31.6	38.8

EBITDA	$77.4	$98.5

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended July 31, 2015 and 2014 (Dollars in millions):

For the three months ended July 31,	2015	2014
Rigid Industrial Packaging & Services
Operating profit	$29.5	$43.0
Less: other (income) expense, net	(1.1)	0.7
Plus: depreciation and amortization expense	21.8	26.8

EBITDA*	52.4	69.1
Paper Packaging
Operating profit	$21.5	$27.9
Less: other (income) expense, net	(0.4)	—
Plus: depreciation and amortization expense	6.8	7.3

EBITDA*	28.7	35.2
Flexible Products & Services
Operating loss	$(9.7)	$(12.9)
Less: other (income) expense, net	(0.1)	0.9
Plus: depreciation and amortization expense	2.2	3.3

EBITDA*	(7.4)	(10.5)
Land Management
Operating profit	$2.9	$3.3
Plus: depreciation, depletion and amortization expense	0.8	1.4

EBITDA*	$3.7	$4.7

Consolidated EBITDA	$77.4	$98.5

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $930.0 million for the third quarter of 2015 compared with $1,124.0 million for the third quarter of 2014. The 17.3 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.8 percent, a decrease due to volumes of 3.9 percent primarily attributable to divestitures completed during 2014, and a decrease due to selling prices of 4.6 percent. Compared to the third quarter of 2014, net sales were unchanged due to volumes after eliminating the impact of divestitures.

Gross Profit

Gross profit was $166.8 million for the third quarter of 2015 compared with $217.7 million for the third quarter of 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging and Flexible Products & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 17.9 percent for the third quarter of 2015 compared to 19.4 percent for the third quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 24.9 percent to $96.9 million for the third quarter of 2015 from $129.1 million for the third quarter of 2014. This decrease was primarily due to divestitures of $13.0 million, the impact of foreign currency translation of $11.8 million, and the impact of our SG&A reduction efforts implemented throughout the first nine months of 2015. SG&A expenses were 10.4 percent of net sales for the third quarter of 2015 compared with 11.5 percent of net sales for the third quarter of 2014.

Restructuring Charges

Restructuring charges were $16.2 million for the third quarter of 2015 compared with $4.2 million for the third quarter of 2014. Charges in the third quarter of 2015 were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.

Gains on Sales of Timberland

The gain on timberland sales was immaterial for both the third quarter of 2015 and 2014.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, and equipment, net was $7.0 million and $1.4 million for the third quarter 2015 and 2014, respectively. See Note 5 to the condensed consolidated financial statements for additional information on the gain reported for the third quarter of 2015.

Gain (loss) on Disposal of Businesses, net

The (gain) loss on disposal of businesses was ($1.1) million and $9.1 million for the third quarter 2015 and 2014, respectively. We completed one divestiture during the third quarter of 2014. The change was primarily due to a gain recorded as a result of strategic divestments of non-core businesses in our Rigid Industrial Packaging & Services segment during the third quarter of 2015.

Operating Profit

Operating profit was $44.2 million for the third quarter of 2015 compared with $61.3 million for the third quarter of 2014. The $17.1 million decrease consisted of a $3.2 million increase in the Flexible Products & Services segment, offset by a $13.5 million decrease in the Rigid Industrial Packaging & Services segment, a $6.4 million decrease in the Paper Packaging segment and a $0.4 million decrease in the Land Management segment. Factors that contributed to the $17.1 million decrease, when compared to the third quarter of 2014, were lower gross profit of $50.9 million, primarily due to foreign exchange translation and pricing pressures, higher restructuring charges of $12.0 million and higher non-cash asset impairment charges of $2.2 million, which were partially offset by lower SG&A expenses of $32.2 million, higher gains on disposal of businesses of $10.2 million, and higher gains on disposal of properties, plants and equipment, net of $5.6 million.

EBITDA

EBITDA was $77.4 million for the third quarter of 2015 compared with $98.5 million for the third quarter of 2014. The $21.1 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $31.6 million for the third quarter of 2015 compared with $38.8 million for the third quarter of 2014. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

Trends

We anticipate that the remainder of our fiscal year will be marked by continued currency volatility, a soft global manufacturing environment and continuing deflationary raw material costs. These factors, combined with the continued strength of the US Dollar, are expected to result in lower year over year revenue. From an earnings perspective, we will continue to benefit from the execution of our transformation initiatives, including our SG&A cost reduction actions. However, we anticipate those cost reduction benefits will be offset somewhat in the fourth quarter due to the expected accrual of professional fees related to our SG&A reduction efforts and increased medical expense costs related to experience trends throughout the year.

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

Net sales decreased 19.2 percent to $669.0 million for the third quarter of 2015 compared with $827.7 million for the third quarter of 2014. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 10.3 percent. Price changes decreased sales by 5.4 percent and a net volume decrease caused another 3.6 percent decline, primarily due to the impact of divestitures, from the third quarter 2014 to the third quarter 2015. Volumes improved sales by 4.0 percent in Europe, offset by a 6.9 percent impact due to decreased prices where North America sales decreased 11.5 percent due to the impact of volumes and 5.7 percent due to the impact of price from the third quarter of 2014 to the third quarter of 2015.

Gross profit was $120.9 million for the third quarter of 2015 compared with $153.8 million for the third quarter of 2014. The $32.9 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $16.5 million, a writedown of the value of inventory in Venezuela of $9.3 million as part of the overall balance sheet remeasurement as discussed in Footnote 1, divestitures and facility closings, decrease in raw material prices in North America and pricing pressure due to significant competition in Europe and Asia. Gross profit margins increased from 14.0 percent to 17.2 percent in Asia Pacific for the three months ended July 31, 2014 and 2015, respectively, and decreased from 14.8 percent to 3.4 percent in Latin America for the three months ended July 31, 2014 and 2015, respectively. Gross profit margins were flat in North America and Europe.

Operating profit was $29.5 million for the third quarter of 2015 compared with $43.0 million for the third quarter of 2014. The $13.5 million decrease was primarily attributable to the approximately $7.7 million negative impact of foreign currency translation, higher restructuring and non-cash asset impairment charges of $17.8 million, and the same factors impacting the decline in gross profit, partially offset by an increase of $16.1 million on gain on sale of properties, plants, equipment and businesses, net and reductions in SG&A as a result of our transformation efforts. On a geographic basis, for the third quarter of 2015, operating profit increased $11.6 million in North America and $3.5 million in Asia Pacific and decreased $22.5 million in Latin America and $6.1 million in Europe. The increase in North America included an increase in gain on sales of properties, plants and equipment and business, net of $5.9 million, a decrease in non-cash asset impairment charges of $5.7 million, partially offset by an increase in restructuring charges of $2.8 million. Excluding the impact of the increases in the above-noted items, operating profit in North America increased $2.8 million for the third quarter of 2015 compared to the third quarter of 2014. The improvement in Asia Pacific was primarily due to improvements in gross profit margin discussed above. The decrease in Latin America was primarily due to the impact of the Venezuela inventory adjustment and non-cash asset impairment charges totaling $24.3 million. The decrease in Europe was primarily due to the negative impact of foreign currency translation and an increase in restructuring charges of $4.1 million.

EBITDA was $52.4 million for the third quarter of 2015 compared with $69.1 million for the third quarter of 2014. The $16.7 million decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $21.8 million for the third quarter of 2015 compared with $26.8 million for the third quarter of 2014, due to the impact of divestitures, foreign currency translation and previous non-cash impairment charges.

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

Net sales decreased 2.2 percent to $176.7 million for the third quarter of 2015 compared with $180.6 million for the third quarter of 2014. This decrease was attributable to the impact of 2014 divestitures, the shut-down of the Riverville facility for a longer period of time in the third quarter of 2015 compared to the third quarter of 2014 partially offset by slightly higher volumes in our sheet business during the third quarter of 2015 compared to the third quarter 2014.

Gross profit was $35.1 million for the third quarter of 2015 compared with $44.7 million for the third quarter of 2014. This decrease was due to the same factors that impacted the segment’s sales, as described above. We also made immaterial adjustments to certain reserves and inventories to more appropriately reflect those balances during the three months ended July 31, 2015. The adjustments primarily impact cost of products sold. Gross profit margin was 19.9 percent and 24.8 percent for the third quarters of 2015 and 2014, respectively.

Operating profit was $21.5 million for the third quarter of 2015 compared with $27.9 million for the third quarter of 2014. The decrease was primarily due to the same factors impacting net sales and gross profit, as described above.

EBITDA was $28.7 million for the third quarter of 2015 compared with $35.2 million for the third quarter of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $6.8 million and $7.3 million for the third quarters of 2015 and 2014, respectively.

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

Net sales decreased 26.2 percent to $79.2 million for the third quarter of 2015 compared with $107.3 million for the third quarter of 2014. This decrease was attributable to volume decreases of 18.6 percent (primarily due to reduced sales of $9.8 million as a result of the sale of our multiwall packaging business in August 2014), and the negative impact of foreign currency translation of 13.4 percent for the third quarter of 2015 compared with the third quarter of 2014, partially offset by an increase in selling prices.

Gross profit was $8.9 million for the third quarter of 2015 compared with $15.4 million for the third quarter of 2014, a decrease of 42.2 percent. This decrease was due to the same factors impacting net sales, as described above. Gross profit margin decreased to 11.2 percent for the third quarter of 2015 from 14.4 percent for the third quarter of 2014.

Operating loss was $9.7 million for the third quarter of 2015 compared with $12.9 million for the third quarter of 2014. This decrease in operating loss was primarily due to a decrease in non-cash asset impairment charges of $7.0 million for the third quarter of 2015 compared with the third quarter of 2014, SG&A savings realized as part of our transformation efforts and partially offset by the same factors impacting the segment’s gross profit.

EBITDA was negative $7.4 million for the third quarter of 2015 compared with negative $10.5 million for the third quarter of 2014. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $2.2 million for the third quarter of 2015 compared with $3.3 million for the third quarter of 2014, respectively. This decrease was due to the impact of divestitures and facility closures.

Land Management

As of July 31, 2015, our Land Management segment consisted of approximately 242,673 acres of timber properties in the southeastern United States, which are actively managed, and approximately 5,200 acres in Canada. Key factors influencing profitability in the Land Management segment are:

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

As of July 31, 2015, we had approximately 26,375 acres of special use property in Canada and the United States that we expect will be available for sale in the next five to seven years.

Net sales decreased 39.3 percent to $5.1 million for the third quarter of 2015 compared with $8.4 million for the third quarter of 2014. This decrease was due to lower timber sales as planned for the third quarter of 2015.

Operating profit decreased to $2.9 million for the third quarter of 2015 from $3.3 million for the third quarter of 2014. Operating profit included $1.5 million of special use property disposals in the third quarter of 2015 compared with $0.1 million in the third quarter of 2014.

EBITDA was $3.7 million and $4.7 million for the third quarters of 2015 and 2014, respectively. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $0.8 million for the third quarter of 2015 compared with $1.4 million for the third quarter of 2014.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $18.4 million for the third quarter of 2015 compared with $20.7 million for the third quarter of 2014. This decrease was a result of lower average debt outstanding during the third quarter of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 4.1 percent to a negative 10.5 percent for the three months ended July 31, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges, gains and losses on the sales of businesses, remeasurement of our Venezuelan monetary assets and liabilities and the Venezuelan non-monetary inventory adjustment to net realizable value, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 36.0 percent to 47.4 percent for the three months ended July 31, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary

	Three Months ended July 31,
	2015	2014
Non-U.S. % of Consolidated Net Sales	53.6%	55.3%
U.S. % of Consolidated Net Sales	46.4%	44.7%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	(10.5%)	4.1%
U.S. % of Consolidated I.B.I.T.	110.5%	95.9%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	47.4%	36.0%
U.S. % of Consolidated I.B.I.T. before Special Items	52.6%	64.0%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation

	Three Months ended July 31,
	2015	2014
Non-U.S. I.B.I.T.	(2.9)	1.6
Non-cash asset impairment charges	15.9	9.5
Restructuring charges	13.9	4.2
(Gain)/Loss on sale of businesses	(0.7)	9.1
Impact of Venezuela devaluation on cost of goods sold	9.3	—
Impact of Venezuela devaluation on other income/expense	(4.9)	—

Total Non-U.S. Special Items	33.5	22.8

Non-U.S. I.B.I.T. before Special Items	30.6	24.4

U.S. I.B.I.T. Reconciliation

	Three Months ended July 31,
	2015	2014
U.S. I.B.I.T.	30.3	37.4
Non-cash asset impairment charges	1.7	5.9
Restructuring charges	2.3	—
Gain on sale of businesses	(0.4)	—

Total U.S. Special Items	3.6	5.9

U.S. I.B.I.T. before Special Items	33.9	43.3

*	Income Before Income Tax Expense = I.B.I.T.

Income tax expense

Our effective tax rate is impacted by both the total income before income tax expense and the respective mix of income before income tax expense between the U.S. and non-U.S. jurisdictions in which we operate. The total income before income tax expense was $27.4 million for the third quarter of 2015 compared with $39.0 million for the third quarter of 2014. The mix of income before income tax expense was 110.5% U.S. and (10.5%) non-U.S. for the third quarter of 2015, while such mix was 95.9% U.S. and 4.1% non-U.S. for the third quarter of 2014. Refer to the tables above for details of the U.S and non-U.S income before income taxes results for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our effective tax rate is impacted by valuation allowances on deferred tax assets. The net after tax increase in valuation allowances during the third quarter of 2015 was

$0.8 million. The net after tax increase in valuation allowances during the third quarter of 2014 was $3.6 million. The net increase in valuation allowances recognized during the third quarter of 2015 primarily relates to The Netherlands and Germany. The net increase in valuation allowances during the third quarter of 2014 primarily related to France, Germany and The Netherlands.

Income tax expense was $18.7 million for the third quarter of 2015 compared with $28.2 million for the third quarter of 2014. Our effective tax rate was 68.2 percent for the third quarter of 2015 compared with 72.3 percent for the third quarter of 2014.

The third quarter 2015 effective rate reflects the impact of the following: a shift in global earnings mix to countries with higher tax rates; the impact of the Venezuela hyperinflationary pretax adjustment on net income and the impact of a $1.3 million discrete tax benefit, primarily consisting of a benefit of $2.0 million related to return to provision adjustments and statutory rate decreases for international subsidiaries, and $0.8 million of tax expense related to a net increase in uncertain tax positions for the international subsidiaries.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2016 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $1.9 million. Actual results may differ materially from this estimate.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the third quarters of 2015 and 2014 was ($0.7) million and $2.2 million, respectively. The increase in net (income) attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Packaging JV as described above.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $8.6 million for the third quarter of 2015 compared to $13.7 million for the third quarter of 2014.

OTHER COMPREHENSIVE INCOME CHANGES

Foreign currency translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other (income) expense, net related to transactions, were $1.9 million and ($0.5) million for the three months ended July 31, 2015 and 2014, respectively.

Minimum pension liability, net

Change in minimum pension liability, net for the third quarters of 2015 and 2014 was ($0.9) million and $0.4 million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was attributable to the impact of foreign currency translation.

Year-to-Date Results

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the nine month periods ended July 31, 2015 and 2014 (Dollars in millions):

	Nine months ended July 31,
	2015	2014
Net sales:
Rigid Industrial Packaging & Services	$1,985.3	$2,324.3
Paper Packaging	496.3	520.2
Flexible Products & Services	249.3	325.8
Land Management	17.3	20.7

Total net sales	$2,748.2	$3,191.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$75.5	$123.4
Paper Packaging	76.7	84.4
Flexible Products & Services	(23.8)	(22.4)
Land Management	32.3	26.4

Total operating profit	$160.7	$211.8

EBITDA:
Rigid Industrial Packaging & Services	$145.2	$200.5
Paper Packaging	98.6	107.0
Flexible Products & Services	(18.1)	(14.3)
Land Management	34.9	29.4

Total EBITDA	$260.6	$322.6

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine month periods ended July 31, 2015 and 2014 (Dollars in millions):

For the nine months ended July 31,	2015	2014
Net income	$58.0	$80.4
Plus: interest expense, net	56.2	61.5
Plus: income tax expense	45.8	64.2
Plus: depreciation, depletion and amortization expense	100.9	117.4
Less: equity earnings of unconsolidated affiliates, net of tax	0.3	0.9

EBITDA	$260.6	$322.6

Net income	$58.0	$80.4
Plus: interest expense, net	56.2	61.5
Plus: income tax expense	45.8	64.2
Plus: other expense, net	1.0	6.6
Less: equity earnings of unconsolidated affiliates, net of tax	0.3	0.9

Operating profit	160.7	211.8
Less: other expense, net	1.0	6.6
Plus: depreciation, depletion and amortization expense	100.9	117.4

EBITDA	$260.6	$322.6

The following table sets forth EBITDA* for our business segments, reconciled to the operating profit (loss) for each segment, for the nine month periods ended July 31, 2015 and 2014 (Dollars in millions):

For the nine months ended July 31,	2015	2014
Rigid Industrial Packaging & Services
Operating profit	$75.5	$123.4
Less: other expense, net	0.5	4.0
Plus: depreciation and amortization expense	70.2	81.1

EBITDA*	145.2	200.5
Paper Packaging
Operating profit	$76.7	$84.4
Less: other (income) expense, net	(0.4)	—
Plus: depreciation and amortization expense	21.5	22.6

EBITDA*	98.6	107.0
Flexible Products & Services
Operating loss	$(23.8)	$(22.4)
Less: other expense, net	0.9	2.6
Plus: depreciation and amortization expense	6.6	10.7

EBITDA*	(18.1)	(14.3)
Land Management
Operating profit	$32.3	$26.4
Plus: depreciation, depletion and amortization expense	2.6	3.0

EBITDA*	$34.9	$29.4

Consolidated EBITDA	$260.6	$322.6

*	EBITDA is defined as net income, plus interest expense, net, plus income tax expense, less equity earnings of unconsolidated affiliates, net of tax, plus depreciation, depletion and amortization. However, because we do not calculate net income by segment, this table calculates EBITDA as operating profit, less other expense, plus depreciation, depletion and amortization as shown in the tables preceding this one.

Net Sales

Net sales were $2,748.2 million for the first nine months of 2015 compared with $3,191.0 million for the first nine months of 2014. The 13.9 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.0 percent, a 3.0 percent decrease due to volumes that was primarily attributable to divestitures completed during 2014 and 2015, and a 2.9 percent decrease due to decreases in selling prices. After eliminating the impact of divestitures, volumes were unchanged for the first nine months of 2014 compared to the first nine months of 2015.

Gross Profit

Gross profit was $501.8 million for the first nine months of 2015 compared with $608.1 million for the first nine months of 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging and Flexible Products & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 18.3 percent for the first nine months of 2015 compared to 19.1 percent for the first nine months of 2014.

Selling, General and Administrative Expenses

SG&A expenses decreased 17.2 percent to $317.2 million for the first nine months of 2015 from $383.1 million for the first nine months of 2014. This decrease was primarily due to divestitures of $23.6 million, the impact of foreign currency translation of $30.8 million and the realization of our transformation efforts. SG&A expenses were 11.5 percent of net sales for the first nine months of 2015 compared with 12.0 percent of net sales for the first nine months of 2014.

Restructuring Charges

Restructuring charges were $26.7 million for the first nine months of 2015 compared with $10.5 million for the first nine months of 2014. Charges in the first nine months of 2015 were primarily related to employee separation and relocation costs and professional fees incurred for services specifically associated with employee separation.

Gains on Sale of Timberland

The gain on timberland sales was $24.3 million and $17.1 million for the first nine months of 2015 and 2014, respectively, due to the sale of approximately 26,000 acres of timberland during the first nine months of 2015 and 25,000 acres of timberland during the first nine months of 2014.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, and equipment, net, was $9.3 million and $5.5 million for the first nine months of 2015 and 2014, respectively. See Note 5 of the condensed consolidated financial statements for additional information on the gain reported for the first nine months of 2015.

Loss on Disposal of Businesses, net

The loss on disposal of businesses, net, was $8.5 million and $9.7 million for the first nine months of 2015 and 2014, respectively. We completed eight divestitures during the first nine months of 2015 and one material divestiture during the first nine months of 2014. See Note 2 of the condensed consolidated financial statements for additional information.

Operating Profit

Operating profit was $160.7 million for the first nine months of 2015 compared with $211.8 million for the first nine months of 2014. The $51.1 million decrease consisted of a $5.9 million increase in the Land Management segment, offset by a $47.9 million decrease in the Rigid Industrial Packaging & Services segment, a $7.7 million decrease in the Paper Packaging segment, and a $1.4 million decrease in the Flexible Products & Services segment. Factors that contributed to the $51.1 million decrease, when compared to the first nine months of 2014, were lower gross profit of $106.3 million, higher restructuring charges of $16.2 million and higher non-cash asset impairment charges of $6.7 million, which were partially offset by lower SG&A expenses of $65.9 million, higher gains on timberland sales of $7.2 million and higher gains on disposals of properties, plants, equipment and businesses, net of $5.0 million.

EBITDA

EBITDA was $260.6 million for the first nine months of 2015 compared with $322.6 million for the first nine months of 2014. The $62.0 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $100.9 million for the first nine months of 2015 compared with $117.4 million for the first nine months of 2014. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

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

Net sales decreased 14.6 percent to $1,985.3 million for the first nine months of 2015 compared with $2,324.3 million for the first nine months of 2014. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 9.3 percent and a 3.9 percent decrease due to reductions in net selling prices. Volumes in the Rigid Industrial Packaging & Services segment were flat overall, with increases of 3.9 percent in Europe and decreases in North America and Latin America of 3.6 percent and 13.4 percent, respectively.

Gross profit was $351.2 million for the first nine months of 2015 compared with $416.9 million for the first nine months of 2014. The $65.7 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $41.4 million, $9.3 million decrease due to the Venezuela inventory adjustment to net realizable value, margin compression due to pricing pressure from significant competition in Europe and Asia, decreased steel and resin prices in North America and the same factors impacting net sales described above. Gross profit margins decreased in North America from 17.5 percent to 16.7 percent, decreased in Latin America from 13.1 percent to 10.9 percent, were flat in Europe and increased in Asia from 14.5 percent to 16.8 percent for the nine months ended July 31, 2014 and 2015, respectively.

Operating profit was $75.5 million for the first nine months of 2015 compared with $123.4 million for the first nine months of 2014. The $47.9 million decrease was primarily due to the increase in non-cash asset impairments charges of $13.6 million, foreign currency translation of $18.6 million, and the same factors impacting the decrease in the gross profit, as described above, partially offset by higher gains on disposals, net of $6.8 million. On a geographic basis, for the first nine months of 2015, compared to the first nine months of 2014 operating profit decreased $23.6 million in North America, $17.8 million in Europe, and $19.7 million in Latin America and increased $13.2 million in Asia. The decrease in North America included an increase in loss on sales of properties, plants and equipment and businesses, net of $12.8 million, an increase in restructuring charges of $6.8 million, partially offset by a decrease in non-cash asset impairment charges of $1.4 million. Excluding the impact of the increases in the above-noted items, operating profit in North America decreased $5.4 million for the first nine months of 2015 compared to the first nine months of 2014. The decrease in Europe was primarily due to the impact of foreign currency translation and 2014 divestitures, offset by the impact of a volume increase discussed in net sales above. The decrease in Latin America was primarily due to the impact of foreign currency translation and 2014 divestitures, offset by a price increase.

EBITDA was $145.2 million for the first nine months of 2015 compared with $200.5 million for the first nine months of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $70.2 million for the first nine months of 2015 compared with $81.1 million for the first nine months of 2014 primarily due to the impact of divestitures and previous non-cash asset impairment charges.

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

Net sales decreased 4.6 percent to $496.3 million for the first nine months of 2015 compared with $520.2 million for the first nine months of 2014. This decrease was attributable to lower volumes of 3.5 percent primarily due to the shut-down of the Riverville facility for a longer period of time in the third quarter of 2015 as compared to the third quarter of 2014, slight decreases in selling prices in containerboard and sheet feeder operations and lower demand due to competition in the market and the divestiture of a business in 2014.

Gross profit was $117.0 million for the first nine months of 2015 compared with $131.0 million for the first nine months of 2014. This decrease was due to the same factors that impacted the segment’s net sales, as described above, in addition to increased material costs. We also made immaterial adjustments to certain reserves and inventories to more appropriately reflect those balances during the nine months ended July 31, 2015. The adjustments primarily impact cost of products sold. Gross profit margins were 23.6 percent and 25.2 percent for the first nine months of 2015 and 2014, respectively.

Operating profit was $76.7 million for the first nine months of 2015 compared with $84.4 million for the first nine months of 2014. This decrease was due to the same factors that impacted the segment’s net sales and gross profit, as described above, offset by savings realized in SG&A expenses.

EBITDA was $98.6 million for the first nine months of 2015 compared with $107.0 million for the first nine months of 2014. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $21.5 million for the first nine months of 2015 compared with $22.6 million for the same period in 2014.

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

Net sales decreased 23.5 percent to $249.3 million for the first nine months of 2015 compared with $325.8 million for the first nine months of 2014. This decrease was attributable to the impact of volume decreases on net sales of 16.3 percent (primarily due to reduced sales of $34.4 million as a result of the sale of our multiwall packaging business in August 2014) and the negative impact of foreign currency translation of 11.8 percent for the first nine months of 2015, partially offset by higher selling prices.

Gross profit was $26.8 million for the first nine months of 2015 compared with $51.9 million for the first nine months of 2014. This decrease in gross profit was primarily due to foreign currency translation of $5.2 million, the same factors impacting net sales described above, higher freight costs incurred to meet the lead time demands of customers and an inventory write down due to rapidly decreasing resin prices and higher inventory levels from the carryover impact of the occupation of our Hadimkoy facility as we transitioned back to full capacity. In addition, the higher costs of the move to an in-house labor force, prompted primarily by changes in the local regulatory environment, and the inefficiencies incurred as a result of this move, also contributed to this decrease. Gross profit margin decreased to 10.8 percent for the first nine months of 2015 from 15.9 percent for the first nine months of 2014.

Operating loss was $23.8 million for the first nine months of 2015 compared with operating loss of $22.4 million for the first nine months of 2014. This increase in the operating loss was due to the same factors impacting gross profit, as described above, offset by a reduction in non-cash asset impairment charges of $7.7 million and SG&A expenses savings as a result of the sale of our multiwall packaging business, benefit from foreign currency translation and transformation efforts to date.

EBITDA was negative $18.1 million for the first nine months of 2015 compared with negative $14.3 million for the first nine months of 2014. This decrease was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $6.6 million for the first nine months of 2015 compared with $10.7 million for the first nine months of 2014.

Land Management

As of July 31, 2015, our Land Management segment consisted of approximately 242,673 acres of timber properties in the southeastern United States, which are actively managed for multiple revenue streams, and approximately 5,200 acres in Canada. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Gains on the disposal of development, surplus and HBU properties.

Net sales decreased 16.4 percent to $17.3 million for the first nine months of 2015 compared with $20.7 million for the first nine months of 2014. This decrease was due to lower timber sales as planned for the first nine months of 2015.

Operating profit increased to $32.3 million for the first nine months of 2015 from $26.4 million for the first nine months of 2014. This increase was primarily due to $24.3 million of timberland gains in the first nine months of 2015 compared to $17.1 million of timberland gains in the first nine months of 2014. The 2014 timberland gains resulted from the sale of timberland in the second and third phase of an approximately $90 million multi-phase sales contract. The last phase of sales under this contract closed in the first quarter of 2015. Operating profit included $2.7 million of special use property disposals in the first nine months of 2015 compared with $3.2 million in the first nine months of 2014.

EBITDA was $34.9 million for the first nine months of 2015 compared with $29.4 million for the first nine months of 2014, respectively. This increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $2.6 million for the first nine months of 2015 compared with $3.0 million for the first nine months of 2014.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $56.2 million for the first nine months of 2015 compared with $61.5 million for the first nine months of 2014. This decrease was a result of lower average debt outstanding during the first nine months of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income taxes increased from 24.6 percent to 28.8 percent for the nine months ended July 31, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, impairment charges, gains and losses on the sales of business, remeasurement of our Venezuelan monetary assets and liabilities and the Venezuelan inventory adjustment to net realizable value, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 40.2 percent to 42.7 percent for the nine months ended July 31, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary

	Nine Months ended July 31,
	2015	2014
Non-U.S. % of Consolidated Net Sales	53.8%	55.6%
U.S. % of Consolidated Net Sales	46.2%	44.4%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	28.8%	24.6%
U.S. % of Consolidated I.B.I.T.	71.2%	75.4%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	42.7%	40.2%
U.S. % of Consolidated I.B.I.T. before Special Items	57.3%	59.8%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation

	Nine Months ended July 31,
	2015	2014
Non-U.S. I.B.I.T.	29.8	35.4
Non-cash asset impairment charges	15.4	9.7
Restructuring charges	20.1	10.5
(Gain)/Loss on sale of businesses	(9.5)	9.7
Impact of Venezuela devaluation on cost of goods sold	9.3	—
Impact of Venezuela devaluation on other income/expense	(4.9)	—

Total Non-U.S. Special Items	30.4	29.9

Non-U.S. I.B.I.T. before Special Items	60.2	65.3

U.S. I.B.I.T. Reconciliation

	Nine Months ended July 31,
	2015	2014
U.S. I.B.I.T.	73.7	108.3
Non-cash asset impairment charges	6.9	5.9
Timberland gains	(24.3)	(17.1)
Restructuring charges	6.6	—
Loss on sale of businesses	18.0	—

Total U.S. Special Items	7.2	(11.2)

U.S. I.B.I.T. before Special Items	80.9	97.1

*	Income Before Income Tax Expense = I.B.I.T.

Income tax expense

Our effective tax rate is impacted by both the total income before income tax expense and the respective mix of income before income tax expense between the U.S. and non-U.S. jurisdictions in which we operate. The total income before income tax expense was $103.5 million for the first nine months of 2015 compared with $143.7 million for the first nine months of 2014. The mix of income before income tax expense was 71.2% U.S. and 28.8% non-U.S. for the first nine months of 2015, while such mix was 75.4% U.S. and 24.6% non-U.S. for the first nine months of 2014. Refer to the tables above for details of the U.S and non-U.S income before income taxes results for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our effective tax rate is impacted by valuation allowances on deferred tax assets. The net after tax increase in valuation allowances during the first nine months of 2015 was $14.7 million. The net after tax increase in valuation allowances during the first nine months of 2014 was $14.6 million. The net increase in valuation allowances recognized during the first nine months of 2015 primarily relate to the tax jurisdictions of The Netherlands, Germany, Turkey and China. The net increase in valuation allowances during the first nine months of 2014 primarily related to Brazil, China, Germany, The Netherlands and the Kingdom of Saudi Arabia.

Income tax expense was $45.8 million for the first nine months of 2015 compared with $64.2 million for the first nine months of 2014. Our effective tax rate was 44.3 percent for the first nine months of 2015 compared with 44.7 percent for the first nine months of 2014.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2016 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $1.9 million. Actual results may differ materially from this estimate.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests for the first nine months of 2015 and 2014 was $1.5 million and $2.4 million, respectively. The decrease in net loss attributable to noncontrolling interests was due to a decrease in the net operating loss of the Flexible Packaging JV.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $59.5 million for the first nine months of 2015 compared to $82.8 million for the first nine months of 2014.

OTHER COMPREHENSIVE INCOME CHANGES

Currency Translation.

In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets and liabilities of our international operations, are presented in the condensed consolidated statements of changes in equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than our functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses, were $3.3 million and $3.6 million for the nine months ended July 31, 2015 and 2014, respectively.

Minimum pension liability, net

Change in minimum pension liability, net for the nine months ended July 31, 2015 and 2014 was $5.5 million and ($0.5) million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was attributable to the impact of foreign currency translation.

BALANCE SHEET CHANGES

Working capital changes

The $39.4 million decrease in accounts receivable to $461.9 million as of July 31, 2015 from $501.3 million as of October 31, 2014 was primarily due to timing of collections and the impact of foreign currency translation.

The $113.7 million decrease in accounts payable to $357.4 million as of July 31, 2015 from $471.1 million as of October 31, 2014 was primarily due to the timing of payments, benefits from early payment discounts where financially justified, impact of foreign currency translation, divestitures completed for the nine months ended, and eliminations of compensation payables resulting from a shift to an in-house labor model in a facility within our Flexible Products & Services segment.

Other balance sheet changes

The $69.9 million decrease in goodwill to $810.3 million as of July 31, 2015 from $880.2 million as of October 31, 2014 was due to the negative impact of foreign currency translation and the allocation of goodwill to divestitures and businesses held for sale.

The $28.7 million decrease in other intangible assets to $137.8 million as of July 31, 2015 from $166.5 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation and the intangible assets sold as part of the sales of businesses.

The $48.2 million decrease in properties, plants and equipment to $2,368.9 million as of July 31, 2015 from $2,417.1 million as of October 31, 2014 was primarily due to the negative impact of foreign currency translation.

The $67.5 million increase in long-term debt to $1,154.9 million as of July 31, 2015 from $1,087.4 million as of October 31, 2014 was attributable to increased working capital needs, partially offset by the impact of foreign currency translation.

The $87.7 million increase in foreign currency translation loss to $232.2 million as of July 31, 2015 from a loss of $144.5 million as of October 31, 2014 was primarily due to the weakening of several key foreign currencies compared with the U.S. Dollar.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, dividend payments, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, dividend payments, potential acquisitions of businesses and other liquidity needs for at least 12 months. However, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate those funds. Those international earnings are considered to be permanently reinvested, as we have no plans or intentions to repatriate such funds for U.S. operations.

We account for our operations in Venezuela using hyperinflationary accounting. As a result of recent government action and significant continued devaluation of the Bolivar, we reconsidered which of the available exchange rates best reflects the economics of our business activities there and, as a result, remeasured our local-currency denominated balance sheet using the SIMADI exchange rate during the quarter. The impact of that remeasurement was a $19.4 million non-deductible charge to net income and a remaining net investment in Venezuela of approximately $0.5 million as of July 31, 2015. Our Venezeulan operations have not historically been, and are not expected to be, a significant portion of our consolidated operations.

Capital Expenditures

During the first nine months of 2015, we invested $108.2 million in capital expenditures, excluding timberland purchases of $38.2 million, compared with capital expenditures of $94.0 million, excluding timberland purchases of $55.7 million, during the first nine months of 2014.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $141 million in 2015. The 2015 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the 2012 RPA for an additional two years. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA, EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.), Greif Nederland B.V., Greif Italia S.p.A., Greif Plastics Italy Srl (formerly Fustiplast S.p.A.), Greif France S.A.S., Greif Packaging Spain S.A., Greif Germany GmbH, Greif Plastics Germany GmbH (formerly Fustiplast GmbH), and Greif Portugal S.A. Additionally, the

terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($110.6 million as of July 31, 2015). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the RPAs are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

Transactions under the RPAs are structured to provide for legal true sales, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks or their affiliates. The banks or their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price paid by the banks approximating 75 percent to 90 percent of eligible receivables, and under the RPAs, the balance of purchase price to the originating subsidiaries is paid from the proceeds of a related party subordinated loan. The remaining deferred purchase price and the repayment of the subordinated loan are settled upon collection of the receivables. As of the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of Accounting Standards Codification (“ASC”) 860 “Transfers and Servicing”, and continue to recognize the deferred purchase price in our accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the respective banks and their affiliates between the settlement dates. The maximum amount of aggregate receivables that may be financed under our various RPAs was $121.6 million as of July 31, 2015. As of July 31, 2015, total accounts receivable of $126.1 million were sold to and held by third party financial institutions or their affiliates under the various RPAs.

At the time the receivables are initially sold, the difference between the carrying amount and the fair value of the assets sold are included as a loss on sale and classified as “other expense” in the condensed consolidated statements of income. Expenses associated with the various RPAs were immaterial for the three months ended July 31, 2015 and 2014. Expenses associated with the various RPAs were immaterial for each of the nine months ended July 31, 2015 and 2014, respectively. Additionally, we perform collections and administrative functions on the receivables sold similar to the procedures we use for collecting all of our receivables. The servicing liability for these receivables is not material to the condensed consolidated financial statements.

Acquisitions, Divestitures and Other Significant Transactions

We completed eight divestitures and no material acquisitions for the nine months ended July 31, 2015. The divestitures were of nonstrategic businesses, six in the Rigid Industrial Packaging & Services segment and two in the Flexible Products & Services segment. The loss on disposal of businesses was $8.5 million for the nine months ended July 31, 2015. Proceeds from divestitures were $18.9 million. Additionally, we have recorded notes receivable of $3.6 million for the sale of these businesses, ranging in term from 3 months to five years.

We completed two acquisitions and one material divestiture during the nine months ended July 31, 2014. One acquisition was in the Rigid Industrial Packaging & Services segment and the other acquisition was in the Paper Packaging segment. The rigid industrial packaging acquisition complemented our existing product lines and provided growth opportunities and economies of scale. The paper packaging acquisition obtained technologies, equipment, and customer lists. The divestiture included a nonstrategic business in the Rigid Industrial Packaging & Services segment and resulted in a non-cash loss on sale of $9.7 million, which includes the write-off of allocated goodwill. Proceeds related to the divestiture were $30.1 million.

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these acquisitions.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2015	October 31, 2014
Amended Credit Agreement	$248.5	$169.2
Senior Notes due 2017	300.8	301.2
Senior Notes due 2019	245.8	245.2
Senior Notes due 2021	219.5	252.5
Amended Receivables Facility	145.8	110.0
Other long-term debt	18.6	26.9

	1,179.0	1,105.0
Less current portion	(24.1)	(17.6)

Long-term debt	$1,154.9	$1,087.4

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $679.5 million as of July 31, 2015, which included a reduction of $14.4 million for outstanding letters of credit, all of which is available without violating covenants. The weighted average interest rate under the Amended Credit Agreement was 1.61% for the nine months ended July 31, 2015.

The Amended Credit Agreement contains financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of July 31, 2015, we were in compliance with these covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2015, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then exisitng revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2015, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or of Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2015, we were in compliance with these covenants.

The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $170.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that, at the end of any fiscal quarter, we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of July 31, 2015, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes. As of July 31, 2015, $145.8 million was outstanding under the Amended Receivables Facility.

Other

In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Amended Receivables Facility, as of July 31, 2015, we had other outstanding debt of $69.3 million; consisting of $18.6 million of other debt, and $50.7 million of short-term borrowings.

As of July 31, 2015, the current portion of our long-term debt was $24.1 million. Annual maturities, including the current portion, of long-term debt under our various financing arrangements, are $4.3 million in 2015, $180.6 million in 2016, $318.1 million in 2017, $209.7 million in 2018, $245.8 million in 2019 and $220.5 million thereafter.

As of July 31, 2015 and October 31, 2014, we had deferred financing fees and debt issuance costs of $8.0 million and $10.3 million, respectively, which were included in other long-term assets.

Financial Instruments

As of July 31, 2015, we have no interest rate derivatives.

Through December 2014, we had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150 million. Under these swap agreements, we received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest rate. The assumptions that were used in measuring fair value of the interest rate derivatives were considered level 2 inputs, which were based on interest from the counterparties based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.

Losses reclassified to earnings under these contracts were $0.2 million for the three months ended July 31, 2014 and were $0.2 million and $0.7 million for the nine months ended July 31, 2015 and 2014, respectively. These losses were recorded within the condensed consolidated statements of income as interest expense, net. The fair value of these contracts was $0.2 million recorded in accumulated other comprehensive income as of October 31, 2014.

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

As of July 31, 2015, we had outstanding foreign currency forward contracts in the notional amount of $81.6 million ($122.4 million as of October 31, 2014). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. (Gains) losses recorded under fair value contracts were $0.6 million and ($2.5) million for the three months ended July 31, 2015 and 2014, respectively; and were ($6.2) million and ($2.6) million for the nine months ended July 31, 2015 and 2014, respectively.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During the nine months ended July 31, 2015 and 2014, we repurchased no shares of Class A or Class B Common Stock, respectively. As of July 31, 2015, we have repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years. There were no shares repurchased from November 1, 2013 through July 31, 2015.

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

The Company believes the actions taken to date to remediate the above identified material weakness have improved the effectiveness of our internal control over financial reporting. The Company will continue to execute the new processes and controls that have been implemented and engage external resources when required in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are consistently operating effectively. Testing is in process and management believes that the remediation of the material weakness related to controls over the accounting for non-routine or complex transactions will be concluded prior to October 31, 2015.

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

The actions that have been implemented to remediate the above identified material weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion and review of return-to-provision reconciliations. Management believes the steps taken to date have improved the effectiveness of our internal control over financial reporting. Moreover, the Company has hired additional personnel and engaged external tax advisors for the income tax accounting function in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management believes that the material weakness related to controls over the accounting for income taxes of non-U.S. subsidiaries may not be remediated by October 31, 2015.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Because of a material weakness in our internal controls over financial reporting related to accounting for non-routine or complex transactions, a material weakness in internal controls over financial reporting related to accounting for deferred income taxes, and a material weakness over financial reporting related to information technology general controls in the areas of user access and change management, our disclosure controls and procedures and internal controls over financial reporting were not effective.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K under Part I, Item 1A — Risk Factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728
February 2015	—		—	815,728
March 2015	—		—	815,728
April 2015	—		—	815,728
May 2015	—		—	815,728
June 2015	—		—	815,728
July 2015	—		—	815,728

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2014	—		—	815,728
December 2014	—		—	815,728
January 2015	—		—	815,728
February 2015	—		—	815,728
March 2015	—		—	815,728
April 2015	—		—	815,728
May 2015	—		—	815,728
June 2015	—		—	815,728
July 2015	—		—	815,728

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2015, the maximum number of shares that may yet be purchased was 815,728 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6.	EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 4, 2015	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer