Form 10-Q
period 2016-01-31
GREIF INC
filed 2016-03-09
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on March 7, 2016:

Class A Common Stock	25,776,791 shares
Class B Common Stock	22,119,966 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(UNAUDITED)

(In millions, except per share amounts)

	Three months ended
	January 31,
	2016	2015
Net sales	$771.4	$902.3
Cost of products sold	620.1	748.4

Gross profit	151.3	153.9
Selling, general and administrative expenses	93.2	111.8
Restructuring charges	2.3	3.2
Timberland gains	—	(24.3)
Non-cash asset impairment charges	39.1	0.2
Gain on disposal of properties, plants and equipment, net	(0.9)	(1.6)
Gain on disposal of businesses, net	—	(0.8)

Operating profit	17.6	65.4
Interest expense, net	18.5	19.6
Other expense, net	3.0	0.1

Income before income tax expense and equity earnings of unconsolidated affiliates, net	(3.9)	45.7
Income tax expense	6.0	17.5

Net income (loss)	(9.9)	28.2
Net (income) loss attributable to noncontrolling interests	(1.2)	1.9

Net income (loss) attributable to Greif, Inc.	$(11.1)	$30.1

Basic earnings (loss) per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$(0.19)	$0.52
Class B Common Stock	$(0.29)	$0.76
Diluted earnings (loss) per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$(0.19)	$0.52
Class B Common Stock	$(0.29)	$0.76
Weighted-average number of Class A common shares outstanding:
Basic	25.7	25.6
Diluted	25.7	25.6
Weighted-average number of Class B common shares outstanding:
Basic	22.1	22.1
Diluted	22.1	22.1
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42
Class B Common Stock	$0.62	$0.62

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In millions)

	Three months ended
	January 31,
	2016	2015
Net income (loss)	$(9.9)	$28.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	(28.3)	(74.6)
Net reclassification of cash flow hedges to earnings	—	0.1
Minimum pension liabilities, net	1.9	5.5

Other comprehensive income (loss), net of tax	(26.4)	(69.0)

Comprehensive income (loss)	(36.3)	(40.8)
Comprehensive income (loss) attributable to noncontrolling interests	(2.4)	(16.0)

Comprehensive income (loss) attributable to Greif, Inc.	$(33.9)	$(24.8)

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

	January 31, 2016	October 31, 2015
Current assets
Cash and cash equivalents	$65.3	$106.2
Trade accounts receivable, less allowance of $9.3 in 2016 and $11.8 in 2015	373.0	403.7
Inventories	295.9	297.0
Deferred tax assets	24.7	25.4
Assets held for sale	28.0	16.9
Prepaid expenses and other current assets	135.4	159.3

	922.3	1,008.5

Long-term assets
Goodwill	782.6	807.1
Other intangible assets, net of amortization	126.0	132.7
Deferred tax assets	7.6	7.8
Assets held by special purpose entities	50.9	50.9
Other long-term assets	87.7	91.0

	1,054.8	1,089.5

Properties, plants and equipment
Timber properties, net of depletion	277.9	277.1
Land	101.2	106.3
Buildings	400.1	410.4
Machinery and equipment	1,427.2	1,457.9
Capital projects in progress	86.2	78.0

	2,292.6	2,329.7
Accumulated depreciation	(1,106.9)	(1,112.0)

	1,185.7	1,217.7

Total assets	$3,162.8	$3,315.7

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

LIABILITIES AND EQUITY

	January 31, 2016	October 31, 2015
Current liabilities
Accounts payable	$292.5	$355.3
Accrued payroll and employee benefits	69.6	83.5
Restructuring reserves	14.3	21.3
Current portion of long-term debt	22.2	30.7
Short-term borrowings	44.1	40.7
Deferred tax liabilities	1.8	2.4
Liabilities held for sale	8.2	1.8
Other current liabilities	117.3	111.3

	570.0	647.0

Long-term liabilities
Long-term debt	1,112.1	1,116.2
Deferred tax liabilities	210.1	214.9
Pension liabilities	142.5	141.1
Postretirement benefit obligations	14.1	14.9
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	8.1	8.2
Other long-term liabilities	72.3	70.2

	1,602.5	1,608.8

Commitments and Contingencies (Note 13)	—	—

Redeemable Noncontrolling Interest (Note 18)	32.2	—

Equity
Common stock, without par value	140.1	139.1
Treasury stock, at cost	(130.5)	(130.6)
Retained earnings	1,330.4	1,384.5
Accumulated other comprehensive loss:
– foreign currency translation	(281.3)	(256.6)
– minimum pension liabilities	(118.9)	(120.8)

Total Greif, Inc. equity	939.8	1,015.6

Noncontrolling interests	18.3	44.3

Total equity	958.1	1,059.9

Total liabilities and equity	$3,162.8	$3,315.7

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

For the three months ended January 31,	2016	2015
Cash flows from operating activities:
Net income (loss)	$(9.9)	$28.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	32.3	34.6
Timberland gains	—	(24.3)
Non-cash asset impairment charges	39.1	0.2
Gain on disposals of properties, plants and equipment, net	(0.9)	(1.6)
Gain on disposals of businesses, net	—	(0.8)
Unrealized foreign exchange (gain) loss	2.0	(4.2)
Deferred income tax (income) expense	(0.4)	9.6
Other, net	(0.6)	(0.3)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	18.2	18.4
Inventories	(6.4)	(22.4)
Deferred purchase price on sold receivables	(15.9)	—
Accounts payable	(47.0)	(55.3)
Restructuring reserves	(6.9)	2.1
Pension and postretirement benefit liabilities	(0.2)	(6.5)
Other, net	(29.6)	(37.6)

Net cash used in operating activities	(26.2)	(59.9)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(0.4)
Collection of subordinated note receivable	44.2	—
Purchases of properties, plants and equipment	(29.8)	(39.2)
Purchases of timber properties	—	(25.4)
Proceeds from the sale of properties, plants, equipment and other assets	1.1	36.1
Proceeds from the sale of businesses	1.0	2.9

Net cash provided by (used in) investing activities	16.5	(26.0)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	276.5	152.8
Payments on long-term debt	(248.9)	(111.5)
Proceeds (payments) from short-term borrowings, net	(1.4)	14.0
Proceeds from trade accounts receivable credit facility	—	94.0
Payments on trade accounts receivable credit facility	(28.6)	(65.0)
Dividends paid to Greif, Inc. shareholders	(24.5)	(24.5)
Other	(0.2)	0.1

Net cash provided by (used in) financing activities	(27.1)	59.9

Effects of exchange rates on cash	(4.1)	(3.3)

Net decrease in cash and cash equivalents	(40.9)	(29.3)
Cash and cash equivalents at beginning of period	106.2	85.1

Cash and cash equivalents at end of period	$65.3	$55.8

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2016

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

The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2016 or 2015, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of January 31, 2016 and October 31, 2015, the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended January 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the three month periods ended January 31, 2016 and 2015 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2015 (the “2015 Form 10-K”).

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30).” The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under this ASU, the Company would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset; amortization of the costs is reported as interest expense. This ASU is effective for annual periods beginning after December 15, 2015. The Company would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period would be adjusted). This ASU requires the Company to “disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1) the nature and reason for the change in accounting principle; (2) the transition method; (3) a description of the prior-period information that has been retrospectively adjusted; and (4) the effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability). The Company is expected to adopt this guidance beginning on November 1, 2016 and the adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015, (fiscal year 2017) and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows, and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern.” The objective of this update is to reduce the diversity in the timing and content of footnote disclosures related to going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about their potential inability to continue as a going concern when “substantial doubt” about their ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” The Company will have to document its consideration of this ASU, but not because the Company believes there is substantial doubt about its ability to continue as a going concern. The Company is expected to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Tax Items.” The ASU amends ASC 740-10-45-4, which now states that in a classified statement of financial position, an entity must classify deferred tax liabilities and assets as noncurrent amounts. The ASU also supersedes ASC 740-10-45-5 which required the valuation allowance for a particular tax jurisdiction to be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. For public companies, this ASU is effective for periods beginning after December 15, 2016. The Company plans to adopt this ASU in the first quarter of fiscal 2017. While this ASU will change the presentation of deferred taxes on the face of the Company’s balance sheet, it will not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, or other disclosures.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842),” which amends the lease accounting and disclosure requirements in ASC 842, Leases. The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective in fiscal year 2020 using a modified retrospective approach. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

The Company completed no divestitures and no acquisitions for the three months ended January 31, 2016. Proceeds from divestitures completed in fiscal year 2015 and collected during the three months ended January 31, 2016 were $1.0 million. The Company has $2.4 million of notes receivable recorded from the sale of businesses, ranging in remaining term from nine months to four years.

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

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA; EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.); Greif Nederland B.V.; Greif Italia S.p.A.; Greif Plastics Italy Srl (formerly Fustiplast S.p.A.); Greif France S.A.S.; Greif Packaging Spain S.A.; Greif Germany GmbH; Greif Plastics Germany GmbH (formerly Fustiplast GmbH); and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100 million ($108.7 million as of January 31, 2016). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, the Company had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates. During the three months ended January 31, 2016, the Company collected the full balance of the subordinated note receivable.

Under the terms of the European RPA, the Company has agreed to sell trade receivables meeting certain eligibility requirements that the seller had purchased from other of our indirect wholly-owned subsidiaries under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks and their affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and we continue to recognize the deferred purchase price in accounts receivable. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($10.5 million as of January 31, 2016).

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended January 31,
	2016	2015
European RPA
Gross accounts receivable sold to third party financial institution	$135.1	$191.5
Cash received for accounts receivable sold under the programs	120.0	169.4
Deferred purchase price related to accounts receivable sold	15.1	22.0
Loss associated with the programs	0.2	0.5
Expenses associated with the programs	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$10.1	$11.6
Cash received for accounts receivable sold under the program	10.1	11.6
Deferred purchase price related to accounts receivable sold	—	—
Loss associated with the program	—	—
Expenses associated with the program	—	—
Total RPAs
Gross accounts receivable sold to third party financial institution	$145.2	$203.1
Cash received for accounts receivable sold under the program	130.1	181.0
Deferred purchase price related to accounts receivable sold	15.1	22.0
Loss associated with the program	0.2	0.5
Expenses associated with the program	—	—

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the Condensed Consolidated Balance Sheets (Dollars in millions):

	January 31, 2016	October 31, 2015
European RPA
Accounts receivable sold to and held by third party financial institution	$94.9	$114.8
Uncollected deferred purchase price related to accounts receivable sold	21.5	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.2	$4.0
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs
Accounts receivable sold to and held by third party financial institution	$99.1	$118.8
Uncollected deferred purchase price related to accounts receivable sold	21.5	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)

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

Additionally, the Company performs collections and administrative functions on the receivables sold, similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA and the Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.

NOTE 4 — INVENTORIES

The inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	January 31,	October 31,
	2016	2015
Finished Goods	$88.0	$88.0
Raw materials	193.9	190.7
Work-in-process	14.0	18.3

	$295.9	$297.0

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET, AND TIMBERLAND GAINS

The following table presents assets and liabilities classified as held for sale as of January 31, 2016 and October 31, 2015:

	January 31, 2016	October 31, 2015
Cash and cash equivalents	$0.8	$—
Trade accounts receivable, less allowance	9.7	2.3
Inventories	9.9	1.6
Properties, plants and equipment, net	7.0	8.1
Other assets	0.6	4.9

Assets held for sale	28.0	16.9
Accounts payable	7.9	1.8
Other liabilities	0.3	—

Liabilities held for sale	8.2	1.8

As of January 31, 2016, there were six asset groups within the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets and liabilities within the twelve months following the end of the quarter. The Company recorded impairment charges related to asset groups classified as held for sale as of January 31, 2016. Refer to Note 10 herein for further discussion.

As of October 31, 2015, there were four asset groups in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale.

For the three months ended January 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.9 million. This included sales of surplus properties in the Land Management segment which resulted in gains of $0.6 million, a disposal of an asset in the Flexible Products & Services segment which resulted in a gain of $0.2 million and other net gains totaling an additional $0.1 million.

For the three months ended January 31, 2015, the Company recorded a gain on disposal of property, plants and equipment, net of $1.6 million. This included sales of HBU and surplus properties in the Land Management segment which resulted in gains of $0.4 million, a disposal of an asset in the Rigid Industrial Packaging & Services segment which resulted in a gain of $0.8 million and sales of other miscellaneous equipment which resulted in aggregate gains of $0.4 million.

For the three months ended January 31, 2015, the Company recorded gains of $24.3 million relating to the sale of timberland. There were no sales of timberland for the three months ended January 31, 2016.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2016 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2015	$747.6	$59.5	$807.1
Goodwill acquired	—	—	—
Goodwill allocated to divestitures and businesses held for sale (1)	3.4	—	3.4
Goodwill adjustments	—	—	—
Goodwill Impairment charge	(20.4)		(20.4)
Currency translation	(7.5)	—	(7.5)

Balance at January 31, 2016	$723.1	$59.5	$782.6

(1)	Goodwill previously allocated to divestitures and businesses held for sale that was impaired during the first quarter of 2016.

As of January 31, 2016 and October 31, 2015, the accumulated goodwill impairment loss was $50.3 million in the Flexible Products & Services segment.

The following table summarizes the carrying amount of net other intangible assets by class as of January 31, 2016 and October 31, 2015 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2016:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	174.6	81.1	93.5
Trademarks and patents	12.0	4.1	7.9
Non-compete agreements	2.1	1.8	0.3
Other	23.6	12.3	11.3

Total	$225.3	$99.3	$126.0

October 31, 2015:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	180.7	81.7	99.0
Trademarks and patents	12.4	4.2	8.2
Non-compete agreements	4.9	4.5	0.4
Other	24.2	12.2	12.0

Total	$235.3	$102.6	$132.7

Amortization expense for the three months ended January 31, 2016 and 2015 was $4.2 million and $4.8 million, respectively. Amortization expense for the next five years is expected to be $16.6 million in 2016, $15.8 million in 2017, $15.4 million in 2018, $15.4 million in 2019 and $14.8 million in 2020.

Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2016 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2015	$14.7	$6.6	$21.3
Costs incurred and charged to expense	1.0	1.3	2.3
Costs paid or otherwise settled	(5.7)	(3.6)	(9.3)

Balance at January 31, 2016	$10.0	$4.3	$14.3

The focus for restructuring activities in 2016 is to continue to rationalize operations and close underperforming assets throughout all segments. During the three months ended January 31, 2016, the Company recorded restructuring charges of $2.3 million, which compares to $3.2 million of restructuring charges recorded during the three months ended January 31, 2015. The restructuring activity for the three months ended January 31, 2016 consisted of $1.0 million in employee separation costs and $1.3 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation.

The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $18.2 million as of January 31, 2016 compared to $14.7 million as of October 31, 2015. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Total Amounts Expected to be Incurred	Amounts expensed during the three month period ended January 31, 2016	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$10.7	$0.8	$9.9
Other restructuring costs	4.3	0.5	3.8

	15.0	1.3	13.7
Flexible Products & Services
Employee separation costs	3.3	0.2	3.1
Other restructuring costs	1.5	0.8	0.7

	4.8	1.0	3.8
Paper Packaging & Services
Employee separation costs	—	—	—
Other restructuring costs	0.7	—	0.7

	0.7	—	0.7
	$20.5	$2.3	$18.2

NOTE 8 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES

The Company evaluates whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur and performs reassessments of all VIE’s quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIE’s for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. The primary beneficiary is the variable interest that has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.

Significant Nonstrategic Timberland Transactions

In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of January 31, 2016 and October 31, 2015, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended January 31, 2016 and 2015, Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2016 and October 31, 2015, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended January 31, 2016 and 2015, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

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

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

	January 31, 2016	October 31, 2015
Cash and cash equivalents	$10.9	$14.5
Trade accounts receivable, less allowance of $3.2 in 2016 and $3.2 in 2015	48.3	47.5
Inventories	41.8	44.7
Properties, plants and equipment, net	40.6	43.1
Other assets	36.4	36.8

Total Assets	178.0	186.6
Accounts payable	30.2	27.9
Other liabilities	45.3	50.6

Total Liabilities	75.5	78.5

Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2016 and 2015 were $1.0 million and $3.3 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2016	October 31, 2015
Amended Credit Agreement	$245.6	$217.4
Senior Notes due 2017	300.5	300.7
Senior Notes due 2019	246.2	246.0
Senior Notes due 2021	215.9	219.4
Amended Receivables Facility	119.0	147.6
Other debt	7.1	15.8

	1,134.3	1,146.9
Less current portion	(22.2)	(30.7)

Long-term debt	$1,112.1	$1,116.2

Amended Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $673.8 million as of January 31, 2016, which has been reduced by $14.4 million for outstanding letters of credit, all of which is available without violating covenants.

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

As of January 31, 2016, $245.6 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $228.3 million. The weighted average interest rate on the Amended Credit Agreement was 1.87% for the three months ended January 31, 2016. The actual interest rate on the Amended Credit Agreement was 1.98% as of January 31, 2016.

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

United States Trade Accounts Receivable Credit Facility

On September 31, 2013, the Company amended and restated its existing receivables facility in the United States to establish a $170.0 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. On December 1, 2015, the Amended Receivables facility was amended to reduce the amount of available proceeds from $170 million to $150 million.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2016 and October 31, 2015 (Dollars in millions):

	January 31, 2016
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	Other current liabilities
Insurance annuity**	—	—	19.8	19.8	Other long-term assets

Total*	$—	$—	$19.8	$19.8

	October 31, 2015
	Fair Value Measurement				Balance sheet
	Level 1	Level 2	Level 3	Total	Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity**	—	—	20.1	20.1	Other long-term assets

Total*	$—	$0.1	$20.1	$20.2

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2016 and October 31, 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.
**	The change in fair value of the insurance annuity is primarily due to changes in foreign currency exchange rates.

Foreign Exchange Hedges

The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, from time to time, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows.

As of January 31, 2016, the Company had outstanding foreign currency forward contracts in the notional amount of $125.0 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $0.5 million and $5.6 million for the three months ended January 31, 2016 and 2015, respectively.

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

The following table presents the estimated fair values of the Company’s senior notes and the assets held by special purpose entities (Dollars in millions):

	January 31, 2016	October 31, 2015
Senior Notes due 2017
Estimated fair value	$313.4	$314.8
Senior Notes due 2019
Estimated fair value	278.8	280.6
Senior Notes due 2021
Estimated fair value	249.6	258.7
Assets held by special purpose entities
Estimated fair value	54.7	54.4

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company recognized asset impairment charges of $39.1 million during the three months ended January 31, 2016 and $0.2 million for the three months ended January 31, 2015. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended January 31, 2016, the Company recorded impairment charges of $2.7 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, $1.5 million related to a cost method investment in the Paper Packaging & Services segment, and $0.8 million of properties, plants and equipment, net, in the Flexible Products & Services segment.

The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the three month period ended January 31, 2016, two asset groups classified as held and used as of October 31, 2015, were reclassified to assets and liabilities held for sale, resulting in a $20.1 million impairment to net realizable value. Included in the asset impairment, was $8.5 million of goodwill allocated to the business classified as held for sale. During the three month period ended January 31, 2016, one asset group classified as held for sale as of October 31, 2015, was remeasured to net realizable value, resulting in an impairment of $14.0 million. Included in the asset impairment, was $11.9 million of goodwill allocated to the business classified as held for sale.

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
January 31, 2016
Impairment of Net Assets Held for Sale	$34.1	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$5.0	Sales Value	Sales Value	N/A
January 31, 2015
Impairment of Long Lived Assets	$0.2	Sales Value	Sales Value	N/A

Goodwill and Other Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no such impairment existed as of January 31, 2016.

NOTE 11 — INCOME TAXES

Income tax expense for the quarter was computed in accordance with ASC 740-270. Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.

Income tax expense was $6.0 million and $17.5 million for the three months ended January 31, 2016 and 2015, respectively. The first quarter 2016 income tax expense reflects the impact of discrete pretax losses for which there was not a proportionate tax benefit recognized in the quarter. The primary discrete pretax loss in the period is related to non-cash impairment charges of $34.8 million for which a tax benefit of $5.0 million was recognized.

As of January 31, 2016, the Company had not recognized U.S. deferred income taxes on the undistributed earnings from certain non-U.S. subsidiaries. The Company’s intention is to reinvest these earnings indefinitely outside of the U.S., or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various alternatives the Company could employ should the Company decide to repatriate those earnings in the future.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended
	January 31,
	2016	2015
Service cost	$3.1	$4.1
Interest cost	5.6	7.1
Expected return on plan assets	(8.3)	(8.4)
Amortization of prior service cost, initial net asset and net actuarial gain	2.9	3.7

Net periodic pension costs	$3.3	$6.5

The Company made $3.1 million in pension contributions in the three months ended January 31, 2016. The Company estimates $12.5 million of pension contributions for the twelve months ended October 31, 2016.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended
	January 31,
	2016	2015
Service cost	$—	$—
Interest cost	0.1	0.2
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)

Net periodic benefit for postretirement benefits	$(0.3)	$(0.2)

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

Environmental Reserves

As of January 31, 2016 and October 31, 2015, environmental reserves of $8.1 million and $8.2 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2016 and October 31, 2015, environmental reserves of the Company included $4.3 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.0 million and $2.0 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; and $1.8 million and $1.9 million for various other facilities around the world.

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

NOTE 14 —EARNINGS PER SHARE

The Company has two classes of common stock and redeemable noncontrolling interests and, as such, applies the “two-class method” of computing earnings per share (“EPS”) as prescribed in ASC 260, “Earnings Per Share.” In accordance with this guidance, earnings are allocated in the same fashion as dividends would be distributed. Under the Company’s articles of incorporation, any distribution of dividends in any year must be made in proportion of one cent a share for Class A Common Stock to one and one-half cents a share for Class B Common Stock, which results in a 40% to 60% split to Class A and B shareholders, respectively. In accordance with this, earnings are allocated first to Class A and Class B Common Stock to the extent that dividends are actually paid and the remainder is allocated assuming all of the earnings for the period have been distributed in the form of dividends.

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Share Outstanding

*	Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Three months ended
	January 31,
	2016	2015
Numerator for basic and diluted EPS
Net (loss) income attributable to Greif, Inc.	$(11.1)	$30.1
Cash dividends	(24.5)	(24.5)

Undistributed net (loss) income attributable to Greif, Inc.	$(35.6)	$5.6

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. There have been no shares repurchased under this program from November 1, 2014 through January 31, 2016. As of January 31, 2016, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2016:
Class A Common Stock	128,000,000	42,281,920	25,734,356	16,547,564
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
October 31, 2015:
Class A Common Stock	128,000,000	42,281,920	25,693,564	16,588,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended
	January 31,
	2016	2015
Class A Common Stock:
Basic shares	25,697,512	25,607,886
Assumed conversion of stock options	6,511	9,928

Diluted shares	25,704,023	25,617,814

Class B Common Stock:
Basic and diluted shares	22,119,966	22,119,966

No stock options were antidilutive for the three month period ended January 31, 2016 and 2015, respectively.

NOTE 15 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. The Company has an equity interest in one affiliate as of January 31, 2016. The Company had an equity interest in two affiliates as of January 31, 2015. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. There were no equity earnings of unconsolidated affiliates, net of tax for the three months ended January 31, 2016 and 2015. There were no dividends received from the Company’s equity method affiliates for the three months ended January 31, 2016 and 2015

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners. Net (income) loss attributable to noncontrolling interests for the three months ended January 31, 2016 and 2015 was ($1.2) million and $1.9 million, respectively.

NOTE 16 —EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes of equity from October 31, 2015 to January 31, 2016 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					(11.1)		(11.1)	1.2	(9.9)
Other comprehensive loss:
- foreign currency translation						(24.7)	(24.7)	(3.6)	(28.3)
- minimum pension liability adjustment, net of income tax expense						1.9	1.9		1.9

Comprehensive loss							(33.9)		(36.3)

Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					0.1		0.1		0.1
Reclassification of redeemable noncontrolling interest					1.2		1.2	(23.2)	(22.0)
Other							—	(0.4)	(0.4)
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Dividends paid to noncontrolling interests					—		—		—
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1

As of January 31, 2016	47,855	$140.1	28,987	$(130.5)	$1,330.4	$(400.2)	$939.8	$18.3	$958.1

The following table summarizes the changes of equity from October 31, 2014 to January 31, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock
	Common Shares	Amount	Treasury Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					30.1		30.1	(1.9)	28.2
Other comprehensive income:
- foreign currency translation						(60.5)	(60.5)	(14.1)	(74.6)
- Net reclassification of cash flow hedges to earnings, net of income tax expense of $0.0 million						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax benefit of $2.1 million						5.5	5.5		5.5

Comprehensive Income							(24.8)		(40.8)

Noncontrolling interests, loan conversion and other					(0.4)		(0.4)	(11.4)	(11.8)
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Stock options exercised	6	0.1	(6)	—			0.1		0.1
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1

As of January 31, 2015	47,779	$137.6	29,063	$(130.6)	$1,416.9	$(329.3)	$1,094.6	$53.7	$1,148.3

The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2016 (Dollars in millions):

	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Income (Loss) Before Reclassifications	(24.7)	1.9	(22.8)

Current-period Other Comprehensive Income (Loss)	(24.7)	1.9	(22.8)

Balance as of January 31, 2016	$(281.3)	$(118.9)	$(400.2)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2015 (Dollars in millions):

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

The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.

NOTE 17 — BUSINESS SEGMENT INFORMATION

The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.

The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2015 Form 10-K. The measure of segment profitability that is used by the Company is operating profit.

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended
	January 31,
	2016	2015
Net sales
Rigid Industrial Packaging & Services	$534.9	$649.7
Paper Packaging & Services	158.4	159.2
Flexible Products & Services	72.9	88.1
Land Management	5.2	5.3

Total net sales	$771.4	$902.3

Operating profit (loss):
Rigid Industrial Packaging & Services	$(2.6)	$20.2
Paper Packaging & Services	21.2	28.1
Flexible Products & Services	(3.1)	(8.8)
Land Management	2.1	25.9

Total operating profit	$17.6	$65.4

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$21.8	$24.2
Paper Packaging & Services	7.7	7.4
Flexible Products & Services	2.1	2.3
Land Management	0.7	0.7

Total depreciation, depletion and amortization expense	$32.3	$34.6

The following table presents net sales to external customers by geographic area (Dollars in millions):

Net sales:
United States	$372.4	$410.0
Europe, Middle East and Africa	276.2	319.4
Asia Pacific and other Americas	122.8	172.9

Total net sales	$771.4	$902.3

The following table presents total assets by segment and total properties, plants, and equipment, net by geographic area (Dollars in millions):

	January 31, 2016	October 31, 2015
Assets:
Rigid Industrial Packaging & Services	$1,968.9	$2,043.3
Paper Packaging & Services	449.2	444.0
Flexible Products & Services	181.9	187.0
Land Management	335.9	335.2

Total segments	2,935.9	3,009.5
Corporate and other	226.9	306.2

Total assets	$3,162.8	$3,315.7

Properties, plants and equipment, net:
United States	$724.1	$734.1
Europe, Middle East and Africa	324.9	335.4
Asia Pacific and other Americas	136.7	148.2

Total properties, plants and equipment, net	$1,185.7	$1,217.7

NOTE 18 —REDEEMABLE NONCONTROLLING INTERESTS

During the first quarter of 2016, the Company identified errors related to the accounting for and presentation related to various noncontrolling interests of consolidated entities. The Company has concluded that the errors are not material to any prior period, the current period, or to the trend in earnings and, as such, has presented the error corrections as an out-of-period reclassification in the current condensed consolidated financial statements.

Mandatorily Redeemable Noncontrolling Interests

The terms of the joint venture agreement for one joint venture within the Rigid Industrial Packaging & Services segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the interest to be classified as a mandatorily redeemable instrument under the accounting guidance and included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense.

In the first quarter of 2016, one of the mandatorily redeemable noncontrolling interest holders notified the Company of the intention to exercise its option to require the Company to purchase its equity. The redemption price for that interest is $0.8 million and is included in other current liabilities in these condensed consolidated financial statements as it will be paid to the noncontrolling interest holder within the next year. One remaining partner has the ability to require the Company to redeem its equity in 2017 and the Company has a contractual obligation to redeem the outstanding equity interests of each remaining partner in 2021 and 2022, respectively, and therefore, such redemption values of $9.2 million are included in other long-term liabilities in these condensed consolidated financial statements.

The following table provides the rollforward of the mandatorily redeemable noncontrolling interest for the three months ended January 31, 2016 (Dollars in millions):

Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	10.5
Out-of period reversal of cumulative income allocated to noncontrolling interest	(1.2)
Out-of period mark to redemption value	0.1
Current period mark to redemption value	0.6

Balance as of January 31, 2016	$10.0

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests related to one joint venture within the Paper Packaging & Services segment and two joint ventures within the Rigid Industrial Packaging & Services segment are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement.

Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the three months ended January 31, 2016 (Dollars in millions):

Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	12.5
Out-of period mark to redemption value*	19.8
Current period mark to redemption value*	(0.1)

Balance as of January 31, 2016	$32.2

*	Both the out-of-period and current period mark to redemption value amounts were charged to retained earnings in the first quarter 2016.

In the first quarter of 2016, one of the redeemable noncontrolling interest holders notified the Company of the intention to exercise its option to require the Company to purchase its equity. The redemption price for that equity is $5.8 million and is reflected currently in redeemable noncontrolling interests in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2016 or 2015, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of January 31, 2016 and October 31, 2015, and for the condensed consolidated statements of income (loss) for the three months ended January 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (the “2015 Form 10-K”). Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

All statements, other than statements of historical facts, included in this Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals, trends and plans and objectives of management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “aspiration,” “objective,” “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-Q are based on assumptions, expectations and other information currently available to management. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our results or condition, (xi) full realization of our deferred tax assets may be affected by a number of factors, (xii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) our pension plans are underfunded and will require future cash contributions, and our required future cash contribution could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xvi) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xvii) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xviii) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations, (xix) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xx) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxi) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxiii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxiv) changes in U.S. generally accepted accounting principles and SEC rules and regulations could materially impact our reported results, (xxv) if the company fails to maintain an effective system of internal control, the company may not be able to accurately report financial results or prevent fraud, (xxvi) the company has a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, and (xxvii) changes in business results may impact our book tax rates. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Business Segments

We operate in four business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.

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

We produce and sell containerboard, corrugated sheets, corrugated containers and other corrugated and specialty products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, building products, automotive components, books and furniture, as well as numerous other applications.

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

As of January 31, 2016, we owned 242,718 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.

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

Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2015 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition.

RESULTS OF OPERATIONS

The following comparative information is presented for the three month periods ended January 31, 2016 and 2015. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A––Risk Factors, of the 2015 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, net of tax, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit business by segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations.

First Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended January 31, 2016 and 2015 (Dollars in millions):

Three months ended January 31,	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$534.9	$649.7
Paper Packaging & Services	158.4	159.2
Flexible Products & Services	72.9	88.1
Land Management	5.2	5.3

Total net sales	$771.4	$902.3

Operating profit (loss):
Rigid Industrial Packaging & Services	$(2.6)	$20.2
Paper Packaging & Services	21.2	28.1
Flexible Products & Services	(3.1)	(8.8)
Land Management	2.1	25.9

Total operating profit	$17.6	$65.4

EBITDA:
Rigid Industrial Packaging & Services	$17.5	$44.8
Paper Packaging & Services	28.9	35.5
Flexible Products & Services	(2.3)	(7.0)
Land Management	2.8	26.6

Total EBITDA	$46.9	$99.9

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2016 and 2015 (Dollars in millions):

For the three months ended January 31,	2016	2015
Net income (loss)	$(9.9)	$28.2
Plus: interest expense, net	18.5	19.6
Plus: income tax expense	6.0	17.5
Plus: depreciation, depletion and amortization expense	32.3	34.6

EBITDA	$46.9	$99.9

Net income (loss)	$(9.9)	$28.2
Plus: interest expense, net	18.5	19.6
Plus: income tax expense	6.0	17.5
Plus: other expense, net	3.0	0.1

Operating profit	17.6	65.4
Less: other expense, net	3.0	0.1
Plus: depreciation, depletion and amortization expense	32.3	34.6

EBITDA	$46.9	$99.9

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended January 31, 2016 and 2015 (Dollars in millions):

For the three months ended January 31,	2016	2015
Rigid Industrial Packaging & Services
Operating profit (loss)	$(2.6)	$20.2
Less: other (income) expense, net	1.7	(0.4)
Plus: depreciation and amortization expense	21.8	24.2

EBITDA	17.5	44.8
Paper Packaging & Services
Operating profit	$21.2	$28.1
Plus: depreciation and amortization expense	7.7	7.4

EBITDA	28.9	35.5
Flexible Products & Services
Operating loss	$(3.1)	$(8.8)
Less: other expense, net	1.3	0.5
Plus: depreciation and amortization expense	2.1	2.3

EBITDA	(2.3)	(7.0)
Land Management
Operating profit	$2.1	$25.9
Plus: depreciation, depletion and amortization expense	0.7	0.7

EBITDA	$2.8	$26.6

Consolidated EBITDA	$46.9	$99.9

Net Sales

Net sales were $771.4 million for the first quarter of 2016 compared with $902.3 million for the first quarter of 2015. The 14.5 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.8 percent, a decrease due to volumes of 3.5 percent primarily attributable to divestitures completed during 2015, and a decrease due to selling prices of 2.2 percent.

Gross Profit

Gross profit was $151.3 million for the first quarter of 2016 compared with $153.9 million for the first quarter of 2015. Gross profit increased in the Flexible Products & Services and Land Management segments, offset by declines in the Rigid Industrial Packaging & Services and Paper Packaging & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 19.6 percent for the first quarter of 2016 compared to 17.1 percent for the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 16.6 percent to $93.2 million for the first quarter of 2016 from $111.8 million for the first quarter of 2015. This decrease was primarily due to the impact of foreign currency translation of $12.0 million, divestitures of $2.4 million, and the impact of our SG&A expense reduction efforts implemented throughout the first three months of 2016. SG&A expenses were 12.1 percent of net sales for the first quarter of 2016 compared with 12.4 percent of net sales for the first quarter of 2015.

Restructuring Charges

Restructuring charges were $2.3 million for the first quarter of 2016 compared with $3.2 million for the first quarter of 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.

Gain on Sales of Timberlands

There were no gains on timberland sales for the first quarter of 2016. The gain on timberland sales for the first quarter of 2015 was $24.3 million.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants, and equipment, net was $0.9 million and $1.6 million for the first quarter 2016 and 2015, respectively. See Note 5 to the condensed consolidated financial statements for additional information on the gain reported during the first quarter of 2016.

Gain on Disposal of Businesses, net

We completed no divestitures during the first quarter of 2016, compared to strategic divestments of non-core businesses in our Rigid Industrial Packaging & Services segment during the first quarter of 2015 resulting in a gain on disposal of businesses of $0.8 million.

Operating Profit

Operating profit was $17.6 million for the first quarter of 2016 compared with $65.4 million for the first quarter of 2015. The $47.8 million decrease consisted of a $5.7 million increase in the Flexible Products & Services segment, offset by a $23.8 million decrease in the Land Management segment, a $22.8 million decrease in the Rigid Industrial Packaging & Services segment and a $6.9 million decrease in the Paper Packaging & Services segment. Factors that contributed to the $47.8 million decrease, when compared to the first quarter of 2015, were primarily due to higher non-cash asset impairment charges of $38.9 million and lower timberland gains of $24.3 million, which were partially offset by lower SG&A expenses of $18.6 million and improved gross profit margins.

EBITDA

EBITDA was $46.9 million for the first quarter of 2016 compared with $99.9 million for the first quarter of 2015. The $53.0 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $32.3 million for the first quarter of 2016 compared with $34.6 million for the first quarter of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

Trends

Our fiscal year 2016 results will continue to benefit from further implementation of our transformation efforts, but will continue to be impacted by the effects of a sluggish global industrial economy, weaker containerboard prices and the continued strengthening of the U.S. dollar relative to other currencies.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fiber and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, blending, filling, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs (primarily steel, resin, containerboard and used industrial packaging for reconditioning);

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.

Net sales decreased 17.7 percent to $534.9 million for the first quarter of 2016 compared with $649.7 million for the first quarter of 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 10.9 percent and a net volume decrease of 5.4 percent, primarily due to the impact of divestitures made since the first quarter 2015. Changes in volumes decreased sales by 15.2 percent in North America, 11.1 percent in Asia and 6.9 percent in Latin America, while volume improvement increased sales by 5.8 percent in Europe, Middle East and Africa.

Gross profit was $102.8 million for the first quarter of 2016 compared with $104.6 million for the first quarter of 2015. The $1.8 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $14.8 million, offset by decreases in raw material costs and other costs of production. Gross profit margin increased from 16.1 percent to 19.2 percent for the three months ended January 31, 2015 and 2016, respectively. This increase was primarily attributable to gross profit margin increases from 16.2 percent to 23.1 percent in Asia Pacific, 18.5 percent to 21.4 percent in North America, and 13.3 percent to 15.7 percent in Latin America for the three months ended January 31, 2015 and 2016, respectively. These increases were partially offset by a decline in gross profit margin from our closures and reconditioning businesses. In Europe, Middle East, and Africa, gross profit margin was generally flat.

Operating loss was $2.6 million for the first quarter of 2016 compared with operating profit $20.2 million for the first quarter of 2015. The $22.8 million decrease was primarily attributable to higher non-cash asset impairment charges of $36.7 million and the same factors impacting gross profit, offset by reductions in SG&A expense as a result of our transformation efforts. On a geographic basis, for the first quarter of 2016, operating profit decreased $26.3 million in North America and $1.8 million in Latin America, offset by increases in Asia Pacific of $2.3 million, $1.7 million in Europe, Middle East and Africa and $1.3M in our closures and reconditioning businesses. The decrease in North America included an increase in non-cash asset impairment charges of $33.3 million and a decrease in gain on sales of properties, plants and equipment and business, net of $0.9 million, partially offset by a decrease in restructuring charges of $0.3 million. Excluding the impact of the above-noted items, operating profit in North America increased $7.6 million for the first quarter of 2016 compared to the first quarter of 2015.

EBITDA was $17.5 million for the first quarter of 2016 compared with $44.8 million for the first quarter of 2015. The $27.3 million decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $21.8 million for the first quarter of 2016 compared with $24.2 million for the first quarter of 2015, due to the impact of divestitures, foreign currency translation and previous non-cash impairment charges.

Paper Packaging & Services

Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers and other corrugated and speciality products in North America. Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

Net sales decreased to $158.4 million for the first quarter of 2016 compared with $159.2 million for the first quarter of 2015. Net volumes increased 3.9 percent from the first quarter 2015 to the first quarter 2016, which were offset by selling price decreases of 4.4 percent, primarily due to a reduction in containerboard prices.

Gross profit was $35.8 million for the first quarter of 2016 compared with $40.6 million for the first quarter of 2015. Gross profit margin was 22.6 percent and 25.5 percent for the first quarters of 2016 and 2015, respectively. This decrease was due to the same factors impacting net sales and higher costs of production.

Operating profit was $21.2 million for the first quarter of 2016 compared with $28.1 million for the first quarter of 2015. The decrease was primarily due to the same factors impacting net sales and gross profit, as described above.

EBITDA was $28.9 million for the first quarter of 2016 compared with $35.5 million for the first quarter of 2015. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $7.7 million and $7.4 million for the first quarters of 2016 and 2015, respectively.

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

Net sales decreased 17.3 percent to $72.9 million for the first quarter of 2016 compared with $88.1 million for the first quarter of 2015. This decrease was attributable to volume decreases of 12.3 percent and the negative impact of foreign currency translation of 9.4 percent for the first quarter of 2016 compared with the first quarter of 2015, partially offset by an increase in selling prices of 4.4 percent.

Gross profit was $10.5 million for the first quarter of 2016 compared with $7.1 million for the first quarter of 2015. This increase was mainly due to lower material costs and strategic pricing decisions. Gross profit margin increased to 14.4 percent for the first quarter of 2016 from 8.1 percent for the first quarter of 2015.

Operating loss was $3.1 million for the first quarter of 2016 compared with an operating loss of $8.8 million for the first quarter of 2015. This decrease in operating loss was primarily due to SG&A expense reductions realized as part of our transformation efforts and the same factors impacting the segment’s gross profit.

EBITDA was negative $2.3 million for the first quarter of 2016 compared with negative $7.0 million for the first quarter of 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $2.1 million for the first quarter of 2016 compared with $2.3 million for the first quarter of 2015, respectively.

Land Management

As of January 31, 2016, our Land Management segment consisted of approximately 242,718 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

•	Planned level of timber sales;

•	Selling prices and customer demand;

•	Gains on timberland sales; and

•	Gains on the disposal of development, surplus and HBU properties (“special use property”).

In order to maximize the value of our timber property, we continue to review our current portfolio and explore the development of certain of these properties in the United States. This process has led us to characterize our property as follows:

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

We report the disposal of surplus and HBU property in our condensed consolidated statements of income (loss) under “gain on disposals of properties, plants, equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposals of properties, plant, and equipment, net.

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

As of January 31, 2016, we had approximately 20,800 acres of special use property in the United States that we expect will be available for sale in the next five to seven years.

Net sales decreased to $5.2 million for the first quarter of 2016 compared with $5.3 million for the first quarter of 2015.

Operating profit decreased to $2.1 million for the first quarter of 2016 from $25.9 million for the first quarter of 2015. This decrease was due to no timberland gains in the first quarter of 2016 compared with $24.3 million of timberland gains in the first quarter of 2015.

EBITDA was $2.8 million and $26.6 million for the first quarters of 2016 and 2015, respectively. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $0.7 for the first quarters of 2016 and 2015, respectively.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $18.5 million for the first quarter of 2016 compared with $19.6 million for the first quarter of 2015. This decrease was a result of lower average debt outstanding during the first quarter of 2016.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 2.4 percent to 2.8 percent for the three months ended January 31, 2015 and 2016, respectively. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 15.4 percent to 53.9 percent for the three months ended January 31, 2015 and 2016, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary

	Three Months ended January 31,
	2016	2015
Non-U.S. % of Consolidated Net Sales	51.7%	54.6%
U.S. % of Consolidated Net Sales	48.3%	45.4%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	2.8%	2.4%
U.S. % of Consolidated I.B.I.T.	97.2%	97.6%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	53.9%	15.4%
U.S. % of Consolidated I.B.I.T. before Special Items	46.1%	84.6%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation

	Three Months ended January 31,
	2016	2015
Non-U.S. I.B.I.T.	(0.1)	1.1
Non-cash asset impairment charges	18.3	0.2
Restructuring charges	2.0	3.2
Gain on sale of businesses	—	(0.8)

Total Non-U.S. Special Items	20.3	2.6

Non-U.S. I.B.I.T. before Special Items	20.2	3.7

U.S. I.B.I.T. Reconciliation

	Three Months ended January 31,
	2016	2015
U.S. I.B.I.T.	(3.8)	44.6
Non-cash asset impairment charges	20.8	—
Timberland gains	—	(24.3)
Restructuring charges	0.3	—

Total U.S. Special Items	21.1	(24.3)

U.S. I.B.I.T. before Special Items	17.3	20.3

*	Income Before Income Tax Expense= I.B.I.T.

Income tax expense

The total pretax income was ($3.9) million for the first quarter of 2016 compared with $45.7 million for the first quarter of 2015. Our income tax expense is impacted by the respective mix of pretax income between the U.S. and non-U.S. jurisdictions in which we operate, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items. The mix of pretax income was 97.2 % U.S. and 2.8% non-U.S. for the first quarter of 2016 and was 97.6% U.S. and 2.4% non-U.S. for the first quarter of 2015. Refer to the tables above for details of the U.S and non-U.S pretax income for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our tax expense is impacted by valuation allowances on deferred tax assets. The net after tax increase in valuation allowances during the first quarter of 2015 was $0.8 million.

Income tax expense was $6.0 million for the first quarter of 2016 and $17.5 million for the first quarter of 2015. The first quarter 2016 income tax expense reflects the impact of discrete pretax losses for which there is not a proportionate tax benefit recognized in the quarter. The primary discrete pretax loss in the period is related to non-cash impairment charges of $34.8 million for which a tax benefit of $5.0 million was recognized. In addition a discrete tax benefit of $1.5 million was also recognized, primarily relating to changes in statutory rates.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through January 31, 2017 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions and current year increases in uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $3.0 million. Actual results may differ materially from this estimate.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the first quarters of 2016 and 2015 was ($1.2) million and $1.9 million, respectively. The increase in net (income) attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Packaging JV as described above.

Net income (loss) attributable to Greif, Inc.

Based on the same factors that impacted our operating profit, interest expense, and income tax expense, net income (loss) attributable to Greif, Inc. was ($11.1) million for the first quarter of 2016 compared to $30.1 million for the first quarter of 2015.

OTHER COMPREHENSIVE INCOME (LOSS) CHANGES

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

Minimum pension liability, net

Change in minimum pension liability, net for the first quarters of 2016 and 2015 was $1.9 million and $5.5 million, respectively. The increase in comprehensive income resulting from the change in minimum pension liability, net was attributable to the impact of foreign currency translation.

BALANCE SHEET CHANGES

Working capital changes

The $30.7 million decrease in accounts receivable to $373.0 million as of January 31, 2016 from $403.7 million as of October 31, 2015 was primarily due to timing of collections and the impact of foreign currency translation.

The $62.8 million decrease in accounts payable to $292.5 million as of January 31, 2016 from $355.3 million as of October 31, 2015 was primarily due to the timing of payments, benefits from early payment discounts where financially justified, and the impact of foreign currency translation.

Other balance sheet changes

The $11.1 million increase in assets held for sale to $28.0 million as of January 31, 2016 from $16.9 million as of October 31, 2015 was due to the addition of one asset group within the Rigid Industrial Packaging & Services segment during the first quarter of 2016.

The $23.9 million decrease in prepaid expenses and other current assets to $135.4 million as of January 31, 2016 from $159.3 million as of October 31, 2015 was primarily due to the $44.2 million collection of a subordinated note receivable during the first quarter of 2016.

The $24.5 million decrease in goodwill to $782.6 million as of January 31, 2016 from $807.1 million as of October 31, 2015 was due to the negative impact of foreign currency translation and the allocation of goodwill to pending divestitures and businesses held for sale.

The $32.0 million decrease in properties, plants and equipment to $1,185.7 million as of January 31, 2016 from $1,217.7 million as of October 31, 2015 was primarily due to depreciation, the negative impact of foreign currency translation and the impairment of asset groups within the Rigid Industrial Packaging & Services segment.

The $26.0 million decrease in noncontrolling interests to $18.3 million as of January 31, 2016 from $44.3 million as of October 31, 2015 was primarily due to the reclassification of mandatorily redeemable and redeemable noncontrolling interests out of noncontrolling interests. Refer to Note 18 — Redeemable Noncontrolling Interests, within the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and, to a lesser extent, proceeds from our United States trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, dividend payments, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, dividend payments, potential acquisitions of businesses and other liquidity needs for at least 12 months. However, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate those funds. Those international earnings are considered to be permanently reinvested, as we have no plans or intentions to repatriate such funds for U.S. operations.

Capital Expenditures

During the first three months of 2016, we invested $23.0 million in capital expenditures, with no timberland purchases, compared with capital expenditures of $39.2 million, excluding timberland purchases of $25.4 million, during the first three months of 2015.

We expect capital expenditures, excluding timberland purchases and acquisitions, to be approximately $99.0 to $124.0 million in 2016. The 2016 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the 2012 RPA for an additional two years. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA, EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.), Greif Nederland B.V., Greif Italia S.p.A., Greif Plastics Italy Srl (formerly Fustiplast S.p.A.), Greif France S.A.S., Greif Packaging Spain S.A., Greif Germany GmbH, Greif Plastics Germany GmbH (formerly Fustiplast GmbH), and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($108.7 million as of January 31, 2016). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the RPAs are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

Refer to Note 3 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

We completed no divestitures and no acquisitions for the three months ended January 31, 2016.

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

We anticipate payments of $6.6 million in the second quarter of 2016 for acquisitions of redeemable noncontrolling interests in two of our joint ventures. The Company has conditional and mandatory contractual obligations to redeem the outstanding equity interests of certain noncontrolling interest holders in our joint ventures in 2017, 2021 and 2022, at which time we may incur additional cash outflows.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2016	October 31, 2015
Amended Credit Agreement	$245.6	$217.4
Senior Notes due 2017	300.5	300.7
Senior Notes due 2019	246.2	246.0
Senior Notes due 2021	215.9	219.4
Amended Receivables Facility	119.0	147.6
Other long-term debt	7.1	15.8

	1,134.3	1,146.9
Less current portion	(22.2)	(30.7)

Long-term debt	$1,112.1	$1,116.2

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $673.8 million as of January 31, 2016, which included a reduction of $14.4 million for outstanding letters of credit, all of which is available without violating covenants. The weighted average interest rate under the Amended Credit Agreement was 1.87% for the three months ended January 31, 2016.

The Amended Credit Agreement contains financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of January 31, 2016, we were in compliance with these covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2016, we were in compliance with these covenants.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then existing revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2016, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or of Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2016, we were in compliance with these covenants.

The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $150.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables

Facility also contains certain covenants and events of default, including a requirement that, at the end of any fiscal quarter, we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of January 31, 2016, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes.

Financial Instruments

Interest Rate Derivatives

As of January 31, 2016, we have no interest rate derivatives. We may use interest rate derivatives in the future to manage exposure to interest rate fluctuations as needed.

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

As of January 31, 2016, we had outstanding foreign currency forward contracts in the notional amount of $125.0 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $0.5 million and $5.6 million for the three months ended January 31, 2016 and 2015, respectively

Stock Repurchase Program and Other Share Acquisitions

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. There have been no shares repurchased under this program from November 1, 2014 through January 31, 2016. As of January 31, 2016, the Company had repurchased 3,184,272 shares, including 1,425,452 shares of Class  A Common Stock and 1,758,820 shares of Class B Common Stock, under this program, all of which were repurchased in prior years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2015 Form 10-K.

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

The actions that have been implemented to remediate the above identified material weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion and review of return-to-provision reconciliations. Management believes the steps taken to date have improved the effectiveness of our internal control over financial reporting. Moreover, the Company has hired additional personnel and engaged external tax advisors for the income tax accounting function in connection with remediating this material weakness. However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness in our internal controls over financial reporting related to accounting for income taxes, including deferred income taxes and uncertain tax positions, had not been remediated as of January 31, 2016.

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

Management has been actively engaged in developing and implementing a remediation plan to address the material weakness in the Company’s IT systems noted above. The remediation actions that are expected to be taken include the following:

•	Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•	Implementation of appropriate program change management control activities, including implementation of change management control setting configurations across the affected IT systems, as well as tracking of access and history of changes.

•	Implementation of business process controls that directly and precisely address the risks related to accuracy and completeness of the financial reports and data generated from the affected IT systems and used in the performance of underlying business process controls.

In addition, the continued implementation of our global ERP platform will positively impact the remediation plan as many of the affected IT systems with deficiencies are expected to be removed from operation.

Management believes the foregoing efforts will effectively remediate the above identified material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While progress has been made related to the remediation activities noted above, deficiencies in access and change management controls in several key systems and reliance on data generated from those IT systems have not yet been proven to be remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology general controls in the areas of user access, change management and key reports had not been remediation as of January 31, 2016.

During fiscal year 2016, management will test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the financial statements. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Disclosure Controls and Procedures

With the participation of our principal executive officer and principal financial officer, our management has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report:

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission;

•	Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure; and

•	Because of a material weakness in internal controls over financial reporting related to accounting for international income taxes, including deferred income taxes and uncertain tax positions, and a material weakness over financial reporting related to information technology general controls in the areas of user access and change management, our disclosure controls and procedures and internal controls over financial reporting were not effective.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2015 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a –– 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a –– 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc. (Registrant)

Date: March 9, 2016	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer, Executive Vice President and Chief Financial Officer