Form 10-Q
period 2016-04-30
GREIF INC
filed 2016-06-09
CIK 43920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Large accelerated filer	☒	Accelerated	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on June 6, 2016:

Class A Common Stock	25,781,791 shares
Class B Common Stock	22,009,725 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(In millions, except per share amounts)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net sales	$839.6	$915.9	$1,611.0	$1,818.2
Cost of products sold	665.9	734.8	1,286.0	1,483.2

Gross profit	173.7	181.1	325.0	335.0
Selling, general and administrative expenses	94.5	108.5	187.7	220.3
Restructuring charges	5.4	7.3	7.7	10.5
Timberland gains	—	—	—	(24.3)
Non-cash asset impairment charges	1.7	4.5	40.8	4.7
Gain on disposal of properties, plants and equipment, net	(7.9)	(0.7)	(8.8)	(2.3)
(Gain) loss on disposal of businesses, net	(2.8)	10.4	(2.8)	9.6

Operating profit	82.8	51.1	100.4	116.5
Interest expense, net	19.9	18.2	38.4	37.8
Other expense, net	1.7	2.5	4.7	2.6

Income before income tax expense and equity earnings of unconsolidated affiliates, net	61.2	30.4	57.3	76.1
Income tax expense	28.7	9.6	34.7	27.1
Equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.3)	—	(0.3)

Net income	32.5	20.5	22.6	48.7
Net (income) loss attributable to noncontrolling interests	(1.1)	0.3	(2.3)	2.2

Net income attributable to Greif, Inc.	$31.4	$20.8	$20.3	$50.9

Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.53	$0.35	$0.35	$0.87
Class B Common Stock	$0.80	$0.53	$0.51	$1.29

Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.53	$0.35	$0.35	$0.87
Class B Common Stock	$0.80	$0.53	$0.51	$1.29

Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.7	25.7	25.6
Diluted	25.8	25.7	25.7	25.7

Weighted-average number of Class B common shares outstanding:
Basic	22.1	22.1	22.1	22.1
Diluted	22.1	22.1	22.1	22.1

Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$0.84	$0.84
Class B Common Stock	$0.63	$0.63	$1.25	$1.25

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In millions)

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net income	$32.5	$20.5	$22.6	$48.7
Other comprehensive income (loss), net of tax:
Foreign currency translation	46.3	(40.5)	18.0	(115.1)
Net reclassification of cash flow hedges to earnings	—	—	—	0.1
Minimum pension liabilities, net	(1.3)	0.9	0.6	6.4

Other comprehensive income (loss), net of tax	45.0	(39.6)	18.6	(108.6)

Comprehensive income (loss)	77.5	(19.1)	41.2	(59.9)
Comprehensive income (loss) attributable to noncontrolling interests	4.1	(10.1)	1.7	(26.1)

Comprehensive income (loss) attributable to Greif, Inc.	$73.4	$(9.0)	$39.5	$(33.8)

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

ASSETS

	April 30, 2016	October 31, 2015
Current assets
Cash and cash equivalents	$89.6	$106.2
Trade accounts receivable, less allowance of $9.4 in 2016 and $11.8 in 2015	404.8	403.7
Inventories	290.3	297.0
Deferred tax assets	—	25.4
Assets held for sale	9.3	16.9
Prepaid expenses and other current assets	134.1	159.3

	928.1	1,008.5

Long-term assets
Goodwill	798.8	807.1
Other intangible assets, net of amortization	125.7	132.7
Deferred tax assets	13.2	7.8
Assets held by special purpose entities	50.9	50.9
Other long-term assets	92.5	91.0

	1,081.1	1,089.5

Properties, plants and equipment
Timber properties, net of depletion	278.5	277.1
Land	105.4	106.3
Buildings	409.6	410.4
Machinery and equipment	1,470.1	1,457.9
Capital projects in progress	90.1	78.0

	2,353.7	2,329.7
Accumulated depreciation	(1,155.7)	(1,112.0)

	1,198.0	1,217.7

Total assets	$3,207.2	$3,315.7

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

LIABILITIES AND EQUITY

	April 30, 2016	October 31, 2015
Current liabilities
Accounts payable	$326.0	$355.3
Accrued payroll and employee benefits	72.4	83.5
Restructuring reserves	12.7	21.3
Current portion of long-term debt	317.7	30.7
Short-term borrowings	59.4	40.7
Deferred tax liabilities	—	2.4
Liabilities held for sale	1.0	1.8
Other current liabilities	119.5	111.3

	908.7	647.0

Long-term liabilities
Long-term debt	777.0	1,116.2
Deferred tax liabilities	192.7	214.9
Pension liabilities	143.7	141.1
Postretirement benefit obligations	13.9	14.9
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	9.3	8.2
Other long-term liabilities	82.7	70.2

	1,262.6	1,608.8

Commitments and Contingencies (Note 13)	—	—

Redeemable Noncontrolling Interest (Note 18)	35.4	—

Equity
Common stock, without par value	141.1	139.1
Treasury stock, at cost	(135.6)	(130.6)
Retained earnings	1,334.9	1,384.5
Accumulated other comprehensive loss:
-foreign currency translation	(238.0)	(256.6)
-minimum pension liabilities	(120.2)	(120.8)

Total Greif, Inc. equity	982.2	1,015.6

Noncontrolling interests	18.3	44.3

Total equity	1,000.5	1,059.9

Total liabilities and equity	$3,207.2	$3,315.7

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

For the six months ended April 30,	2016	2015
Cash flows from operating activities:
Net income	$22.6	$48.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	64.3	69.3
Timberland gains	—	(24.3)
Non-cash asset impairment charges	40.8	4.7
Gain on disposals of properties, plants and equipment, net	(8.8)	(2.3)
(Gain) Loss on disposals of businesses, net	(2.8)	9.6
Unrealized foreign exchange (gain) loss	5.0	(4.0)
Deferred income tax expense	(4.1)	(2.6)
Other, net	(0.6)	(0.3)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(12.6)	14.5
Inventories	(0.8)	(11.7)
Deferred purchase price on sold receivables	(15.2)	(0.6)
Accounts payable	(12.7)	(82.2)
Restructuring reserves	(8.7)	6.4
Pension and postretirement benefit liabilities	(0.8)	(6.0)
Other, net	(7.9)	(45.7)

Net cash provided by (used in) operating activities	57.7	(26.5)

Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(0.4)	(0.4)
Collection of subordinated note receivable	44.2	—
Purchases of properties, plants and equipment	(44.8)	(69.8)
Purchases of and investments in timber properties	(3.5)	(25.4)
Purchases of properties, plants and equipment with insurance proceeds	(3.6)	—
Proceeds from the sale of properties, plants, equipment and other assets	3.8	39.2
Proceeds from the sale of businesses	23.6	12.5
Proceeds from insurance recoveries	6.6	—

Net cash provided by (used in) investing activities	25.9	(43.9)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	564.2	366.0
Payments on long-term debt	(593.6)	(323.5)
Proceeds from short-term borrowings, net	6.1	29.2
Proceeds from trade accounts receivable credit facility	14.8	111.9
Payments on trade accounts receivable credit facility	(36.1)	(75.2)
Dividends paid to Greif, Inc. shareholders	(49.3)	(49.2)
Dividends paid to noncontrolling interests	(1.3)	(1.6)
Exercise of stock options	—	0.2
Acquisitions of treasury stock	(5.2)	—
Purchases of redeemable noncontrolling interest	(0.8)	—

Net cash provided by (used in) financing activities	(101.2)	57.8

Effects of exchange rates on cash	1.0	(5.1)

Net decrease in cash and cash equivalents	(16.6)	(17.7)
Cash and cash equivalents at beginning of period	106.2	85.1

Cash and cash equivalents at end of period	$89.6	$67.4

See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2016

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

The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of April 30, 2016 and October 31, 2015, the condensed consolidated statements of income and comprehensive income (loss) for the three and six months ended April 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six month periods ended April 30, 2016 and 2015 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.

The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2015 (the “2015 Form 10-K”).

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest: Imputation of Interest (Subtopic 835-30).” The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under this ASU, the Company would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset; amortization of the costs is reported as interest expense. This ASU is effective for annual periods beginning after December 15, 2015. The Company would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period would be adjusted). This ASU requires the Company to “disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1) the nature and reason for the change in accounting principle; (2) the transition method; (3) a description of the prior-period information that has been retrospectively adjusted; and (4) the effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability).” The Company is expected to adopt this guidance beginning on November 1, 2016 and the adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows, and disclosures.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern.” The objective of this update is to reduce the diversity in the timing and content of footnote disclosures related to going concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This update applies to all entities that would be required to disclose information about their potential inability to continue as a going concern when “substantial doubt” about their ability to continue as a going concern exists. The Company will be required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” The Company will have to document its consideration of this ASU, but not because the Company believes there is substantial doubt about its ability to continue as a going concern. The Company is expected to adopt this guidance beginning November 1, 2017, and the adoption of the new guidance is not expected to impact the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which amends the lease accounting and disclosure requirements in ASC 842, Leases. The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective in fiscal year 2020 using a modified retrospective approach. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transaction. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows, and disclosures.

Newly Adopted Accounting Standards

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Tax Items.” The ASU amends ASC 740-10-45-4, which now states that in a classified statement of financial position, an entity must classify deferred tax liabilities and assets as noncurrent amounts. The ASU also supersedes ASC 740-10-45-5, which required the valuation allowance for a particular tax jurisdiction to be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. For public companies, this ASU is effective for periods beginning after December 15, 2016. The Company elected to adopt the new guidance beginning February 1, 2016 prospectively, resulting in deferred tax liabilities and assets being classified as noncurrent on the Company’s balance sheet. Prior periods were not retrospectively adjusted. The adoption did not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows. Refer to Note 11 herein for additional disclosures regarding the adoption of this new guidance.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

The Company completed three divestitures and no material acquisitions for the six months ended April 30, 2016. The divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment. The gain on the disposal of businesses was

$2.8 million for the six months ended April 30, 2016. Proceeds from divestitures were $23.6 million. Additionally, the Company recorded notes receivable of $2.4 million for the sale of two of the businesses sold in the second quarter 2016, which are expected to be collected in the fourth quarter of 2017. Proceeds from divestitures completed in fiscal year 2015 and collected during the six months ended April 30, 2016 were $0.9 million. The Company has $4.4 million of notes receivable recorded from the sale of businesses, ranging in remaining term from six months to seventeen months.

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

NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE

On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA; EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.); Greif Nederland B.V.; Greif Italia S.p.A.; Greif Plastics Italy Srl (formerly Fustiplast S.p.A.); Greif France S.A.S.; Greif Packaging Spain S.A.; Greif Germany GmbH; Greif Plastics Germany GmbH (formerly Fustiplast GmbH); and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100 million ($113.2 million as of April 30, 2016). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, the Company had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates. During the six months ended April 30, 2016, the Company collected the full balance of the subordinated note receivable.

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

In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.1 million as of April 30, 2016).

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
European RPA
Gross accounts receivable sold to third party financial institution	$162.3	$195.2	$303.3	$386.7
Cash received for accounts receivable sold under the programs	143.5	173.0	268.5	342.4
Deferred purchase price related to accounts receivable sold	18.6	22.2	34.4	44.3
Loss associated with the programs	0.2	0.4	0.5	0.9
Expenses associated with the programs	—	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$10.4	$12.8	$21.1	$24.4
Cash received for accounts receivable sold under the program	10.4	12.8	21.1	24.4
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	—	—

Total RPAs
Gross accounts receivable sold to third party financial institution	$172.7	$208.0	$324.4	$411.1
Cash received for accounts receivable sold under the program	153.9	185.8	289.6	366.8
Deferred purchase price related to accounts receivable sold	18.6	22.2	34.4	44.3
Loss associated with the program	0.2	0.4	0.5	0.9
Expenses associated with the program	—	—	—	—

The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the condensed consolidated balance sheets (Dollars in millions):

	April 30, 2016	October 31, 2015
European RPA
Accounts receivable sold to and held by third party financial institution	$118.4	$114.8
Uncollected deferred purchase price related to accounts receivable sold	20.9	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.1	$4.0
Uncollected deferred purchase price related to accounts receivable sold	—	—

Total RPAs
Accounts receivable sold to and held by third party financial institution	$122.5	$118.8
Uncollected deferred purchase price related to accounts receivable sold	20.9	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)

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

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	April 30, 2016	October 31, 2015
Finished Goods	$91.1	$88.0
Raw materials	185.6	190.7
Work-in-process	13.6	18.3

	$290.3	$297.0

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET, AND TIMBERLAND GAINS

The following table presents assets and liabilities classified as held for sale as of April 30, 2016 and October 31, 2015 (Dollars in millions):

	April 30, 2016	October 31, 2015
Cash and cash equivalents	$0.5	$—
Trade accounts receivable, less allowance	1.7	2.3
Inventories	1.6	1.6
Properties, plants and equipment, net	5.2	8.1
Other assets	0.3	4.9

Assets held for sale	9.3	16.9
Accounts payable	0.7	1.8
Other liabilities	0.3	—

Liabilities held for sale	1.0	1.8

As of April 30, 2016, there were two asset groups within the Rigid Industrial Packaging & Services segment and two asset groups in the Flexible Products & Services segment classified as assets and liabilities held for sale. The assets and liabilities held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets and liabilities within the next twelve months.

As of October 31, 2015, there were four asset groups in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale.

For the three months ended April 30, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $7.9 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $0.8 million, sales of surplus properties in the Land Management segment that resulted in gains of $0.2 million, and other net gains totaling an additional $0.5 million.

For the six months ended April 30, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $8.8 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $0.9 million, sales of surplus properties in the Land Management segment that resulted in gains of $0.8 million and other net gains totaling an additional $0.7 million.

For the three months ended April 30, 2015, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.7 million. This included sales of surplus properties in the Land Management segment that resulted in gains of $0.9 million and other net losses totaling an additional $0.2 million.

For the six months ended April 30, 2015, the Company recorded a gain on disposal of properties, plants and equipment, net of $2.3 million. This included sales of surplus properties in the Land Management segment that resulted in gains of $1.3 million, a disposal of an asset in the Rigid Industrial Packaging & Services segment that resulted in a gain of $0.9 million and other net gains totaling an additional $0.1 million.

For the three and six months ended April 30, 2016, the Company recorded no gains relating to the sale of timberland. For the three and six months ended April 30, 2015, the Company recorded immaterial gains and gains of $24.3 million, respectively.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill by segment for the six month period ended April 30, 2016 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2015	$747.6	$59.5	$807.1
Goodwill acquired	—	—	—
Goodwill allocated to divestitures and businesses held for sale (1)	3.4	—	3.4
Goodwill adjustments	—	—	—
Goodwill Impairment charge	(21.0)		(21.0)
Currency translation	9.3	—	9.3

Balance at April 30, 2016	$739.3	$59.5	$798.8

(1)	Goodwill previously allocated to divestitures and businesses held for sale that was impaired during the first quarter of 2016.

As of April 30, 2016 and October 31, 2015, the accumulated goodwill impairment loss was $50.3 million in the Flexible Products & Services segment.

The following table summarizes the carrying amount of net other intangible assets by class as of April 30, 2016 and October 31, 2015 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
April 30, 2016:
Indefinite lived:
Trademarks and patents	$13.2	$—	$13.2
Definite lived:
Customer relationships	179.9	86.6	93.3
Trademarks and patents	12.3	4.4	7.9
Non-compete agreements	1.9	1.7	0.2
Other	24.5	13.4	11.1

Total	$231.8	$106.1	$125.7

October 31, 2015:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	180.7	81.7	99.0
Trademarks and patents	12.4	4.2	8.2
Non-compete agreements	4.9	4.5	0.4
Other	24.2	12.2	12.0

Total	$235.3	$102.6	$132.7

Amortization expense for the three months ended April 30, 2016 and 2015 was $4.3 million and $4.6 million, respectively. Amortization expense for the six months ended April 30, 2016 and 2015 was $8.5 million and $9.4 million, respectively. Amortization expense for the next five years is expected to be $16.8 million in 2016, $16.1 million in 2017, $15.7 million in 2018, $15.6 million in 2019 and $15.1 million in 2020.

Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 7 — RESTRUCTURING CHARGES

The following is a reconciliation of the beginning and ending restructuring reserve balances for the six month period ended April 30, 2016 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2015	$14.7	$6.6	$21.3
Costs incurred and charged to expense	5.3	2.4	7.7
Costs paid or otherwise settled	(10.7)	(5.6)	(16.3)

Balance at April 30, 2016	$9.3	$3.4	$12.7

The focus for restructuring activities in 2016 is to continue to rationalize operations and close underperforming assets throughout all segments. During the three months ended April 30, 2016, the Company recorded restructuring charges of $5.4 million, which compares to $7.3 million of restructuring charges recorded during the three months ended April 30, 2015. The restructuring activity for the three months ended April 30, 2016 consisted of $4.3 million in employee separation costs and $1.1 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. During the six months ended April 30, 2016, the Company recorded restructuring charges of $7.7 million, which compares to $10.5 million of restructuring charges recorded during the six months ended April 30, 2015. The restructuring activity for the six months ended April 30, 2016 consisted of $5.3 million in employee separation costs and $2.4 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation.

The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $14.2 million as of April 30, 2016 compared to $14.7 million as of October 31, 2015. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Total Amounts Expected to be Incurred	Amounts expensed during the six month period ended April 30, 2016	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$11.2	$3.0	$8.2
Other restructuring costs	3.9	1.3	2.6

	15.1	4.3	10.8
Flexible Products & Services
Employee separation costs	4.8	2.3	2.5
Other restructuring costs	1.4	1.1	0.3

	6.2	3.4	2.8
Paper Packaging & Services
Employee separation costs	—	—	—
Other restructuring costs	0.6	—	0.6

	0.6	—	0.6
	$21.9	$7.7	$14.2

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

Significant Nonstrategic Timberland Transactions

In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of April 30, 2016 and October 31, 2015, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended April 30, 2016 and 2015, Buyer SPE recorded interest income of $0.6 million. For both of the six month periods ended April 30, 2016 and 2015, Buyer SPE recorded interest income of $1.2 million.

As of April 30, 2016 and October 31, 2015, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended April 30, 2016 and 2015, STA Timber recorded interest expense of $0.6 million. For both of the six month periods ended April 30, 2016 and 2015, STA timber recorded interest expense of $1.2 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

Flexible Packaging Joint Venture

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra”) formed a joint venture (referred to herein as the “Flexible Packaging JV” or “FPS VIE”) with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD. The Flexible Packaging JV owns the operations in the Flexible Products & Services segment. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.

The Flexible Packaging JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The major factors that led to the conclusion that the Company was the primary beneficiary of this VIE was that (1) the Company has the power to direct the most significant activities due to its ability to direct the operating decisions of the FPS VIE, which power is derived from the significant CEO discretion over the operations of the FPS VIE combined with the Company’s sole and exclusive right to appoint the CEO of the FPS VIE, and (2) the significant variable interest through the Company’s equity interest in the FPS VIE.

All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively.

The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

	April 30, 2016	October 31, 2015
Cash and cash equivalents	$10.0	$14.5
Trade accounts receivable, less allowance of $3.0 in 2016 and $3.2 in 2015	48.9	47.5
Inventories	38.5	44.7
Properties, plants and equipment, net	41.2	43.1
Other assets	41.1	36.8

Total Assets	179.7	186.6
Accounts payable	29.5	27.9
Other liabilities	51.6	50.6

Total Liabilities	81.1	78.5

Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended April 30, 2016 and 2015 were $1.6 million and $3.0 million, respectively; and for the six months ended April 30, 2016 and 2015, net losses attributable to noncontrolling interest were $2.6 million and $6.3 million, respectively.

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

NOTE 9 — LONG-TERM DEBT

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2016	October 31, 2015
Amended Credit Agreement	$193.7	$217.4
Senior Notes due 2017	300.4	300.7
Senior Notes due 2019	246.9	246.0
Senior Notes due 2021	224.5	219.4
Amended Receivables Facility	126.3	147.6
Other debt	2.9	15.8

	1,094.7	1,146.9
Less current portion	(317.7)	(30.7)

Long-term debt	$777.0	$1,116.2

Amended Credit Agreement

On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $721.4 million as of April 30, 2016, which has been reduced by $14.4 million for outstanding letters of credit, all of which is available without violating covenants.

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

As of April 30, 2016, $193.7 million was outstanding under the Amended Credit Agreement. The current portion of the Amended Credit Agreement was $17.3 million and the long-term portion was $176.4 million. The weighted average interest rate on the Amended Credit Agreement was 1.98% for the six months ended April 30, 2016. The actual interest rate on the Amended Credit Agreement was 2.29% as of April 30, 2016.

Senior Notes due 2017

On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. These Senior Notes were reclassified to current portion of long-term debt on the condensed consolidated balance sheet as of April 30, 2016.

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

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Recurring Fair Value Measurements

The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of April 30, 2016 and October 31, 2015 (Dollars in millions):

	April 30, 2016
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance sheet Location
Foreign exchange hedges	$—	$0.1	$—	$0.1	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity**	—	—	20.6	20.6	Other long-term assets

Total*	$—	$(0.1)	$20.6	$20.5

	October 31, 2015
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance sheet Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity**	—	—	20.1	20.1	Other long-term assets

Total*	$—	$0.1	$20.1	$20.2

*	The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of April 30, 2016 and October 31, 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.
**	The change in fair value of the insurance annuity is primarily due to changes in foreign currency exchange rates.

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

As of April 30, 2016, the Company had outstanding foreign currency forward contracts in the notional amount of $119.4 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were $0.2 million for the three months ended April 30, 2016. Losses recorded under fair value contracts were $1.2 million for the three months ended April 30, 2015; and were $0.3 million and $6.8 million for the six months ended April 30, 2016 and 2015, respectively.

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

The following table presents the estimated fair values of the Company’s senior notes and the assets held by special purpose entities (Dollars in millions):

	April 31, 2016	October 31, 2015
Senior Notes due 2017
Estimated fair value	$311.3	$314.8
Senior Notes due 2019
Estimated fair value	282.5	280.6
Senior Notes due 2021
Estimated fair value	265.0	258.7
Assets held by special purpose entities
Estimated fair value	54.7	54.4

Non-Recurring Fair Value Measurements

Long-Lived Assets

The Company recognized asset impairment charges of $1.7 million during the three months ended April 30, 2016 and $4.5 million for the three months ended April 30, 2015. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended April 30, 2016, the Company recorded impairment charges of $1.1 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment. The Company recognized asset impairment charges of $40.8 million and $4.7 million during the six months ended April 30, 2016 and 2015, respectively. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the six months ended April 30, 2016, the Company recorded impairment charges of $3.8 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, $1.5 million related to a cost method investment in the Paper Packaging & Services segment, and $0.8 million of properties, plants and equipment, net, in the Flexible Products & Services segment.

The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Assets and Liabilities Held for Sale

The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the six month period ended April 30, 2016, two asset groups were reclassified to assets and liabilities held for sale, resulting in a $20.1 million impairment to net realizable value. Included in the asset impairment, was $8.5 million of goodwill allocated to the business classified as held for sale. During the six month period ended April 30, 2016, one asset group classified as held for sale as of October 31, 2015, was remeasured to net realizable value, resulting in an impairment of $14.0 million. Included in the asset impairment, was $11.9 million of goodwill allocated to the business classified as held for sale. The three asset groups were sold during the three month period ended April 30, 2016, resulting in additional goodwill allocated to the divestment of $0.6 million.

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the six months ended April 30, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
April 30, 2016
Impairment of Net Assets Held for Sale	$34.7	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$6.1	Sales Value	Sales Value	N/A

April 30, 2015
Impairment of Net Assets Held for Sale	$2.7	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$1.5	Sales Value	Sales Value	N/A

Goodwill and Other Intangible Assets

On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no such impairment existed as of April 30, 2016.

NOTE 11 — INCOME TAXES

Income tax expense for the quarter was computed in accordance with ASC 740-270. Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.

Income tax expense was $28.7 million and $9.6 million for the three months ended April 30, 2016 and 2015, respectively. Income tax expense was $34.7 million and $27.1 million for the six months ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, the Company had not recognized U.S. deferred income taxes on the undistributed earnings from certain non-U.S. subsidiaries. The Company’s intention is to reinvest these earnings indefinitely outside of the U.S., or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various alternatives the Company could employ should the Company decide to repatriate those earnings in the future.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

The components of net periodic pension cost include the following (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Service cost	$3.1	$4.2	$6.2	$8.3
Interest cost	5.6	7.1	11.2	14.2
Expected return on plan assets	(8.3)	(8.5)	(16.6)	(16.9)
Amortization of prior service cost, initial net asset and net actuarial gain	2.9	3.6	5.8	7.3

Net periodic pension costs	$3.3	$6.4	$6.6	$12.9

The Company made $6.2 million in pension contributions in the six months ended April 30, 2016. The Company estimates $12.5 million of pension contributions for the twelve months ended October 31, 2016.

The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.2	0.4
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(0.8)	(0.8)

Net periodic benefit for postretirement benefits	$(0.3)	$(0.2)	$(0.6)	$(0.4)

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

Environmental Reserves

As of April 30, 2016 and October 31, 2015, environmental reserves of $9.3 million and $8.2 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of April 30, 2016 and October 31, 2015, environmental reserves of the Company included $4.4 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $1.9 million and $2.0 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $1.1 million and $0.1 million for remediation of a site no longer owned by the Company; and $1.9 million and $1.8 million for various other facilities around the world.

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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Share

*	Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$31.4	$20.8	$20.3	$50.9
Cash dividends	(24.8)	(24.7)	(49.3)	(49.2)

Undistributed net (loss) income attributable to Greif, Inc.	$6.6	$(3.9)	$(29.0)	$1.7

The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.

Common stock repurchases

The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. In April 2016, the Stock Repurchase Committee authorized the Company to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during the quarter. There have been no other shares repurchased under this program from November 1, 2014 through April 30, 2016. As of April 30, 2016, the Company had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
April 30, 2016:
Class A Common Stock	128,000,000	42,281,920	25,776,791	16,505,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
October 31, 2015:
Class A Common Stock	128,000,000	42,281,920	25,693,564	16,588,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Class A Common Stock:
Basic shares	25,761,733	25,678,393	25,729,623	25,643,139
Assumed conversion of stock options	4,876	10,260	4,301	9,657

Diluted shares	25,766,609	25,688,653	25,733,924	25,652,796

Class B Common Stock:
Basic and diluted shares	22,108,942	22,119,966	22,114,454	22,119,966

NOTE 15 –- EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS

Equity earnings of unconsolidated affiliates, net of tax

Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. The Company has an equity interest in one such affiliate as of April 30, 2016. The Company had an equity interest in two such affiliates as of April 30, 2015. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. There were no equity earnings of unconsolidated affiliates, net of tax for the three and six months ended April 30, 2016. Equity earnings (losses) of unconsolidated affiliates, net of tax for the three and six months ended April 30, 2015 were ($0.3) million. There were no dividends received from the Company’s equity method affiliates for the three and six months ended April 30, 2016 and 2015.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners. Net (income) loss attributable to noncontrolling interests for the three months ended April 30, 2016 and 2015 was ($1.1) million and $0.3 million, respectively. Net (income) loss attributable to noncontrolling interests for the six months ended April 30, 2016 and 2015 was ($2.3) million and $2.2 million, respectively.

NOTE 16 — EQUITY AND COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes of equity from October 31, 2015 to April 30, 2016 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					20.3		20.3	2.3	22.6
Other comprehensive income (loss):
- foreign currency translation						18.6	18.6	(0.6)	18.0
- minimum pension liability adjustment, net of income tax expense						0.6	0.6		0.6

Comprehensive income (loss)							39.5		41.2

Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					(2.0)		(2.0)		(2.0)
Reclassification of redeemable noncontrolling interest					1.2		1.2	(22.8)	(21.6)
Net income allocated to redeemable noncontrolling interests								(2.4)	(2.4)
Other							—	(0.3)	(0.3)
Dividends paid to Greif, Inc. shareholders					(49.3)		(49.3)		(49.3)
Dividends to noncontrolling interests								(2.2)	(2.2)
Treasury shares acquired	(110)		110	(5.2)			(5.2)		(5.2)
Restricted stock executives and directors	42	1.0	(42)	0.1			1.1		1.1
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1

As of April 30, 2016	47,787	$141.1	29,055	$(135.6)	$1,334.9	$(358.2)	$982.2	$18.3	$1,000.5

The following table summarizes the changes of equity from October 31, 2014 to April 30, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					50.9		50.9	(2.2)	48.7
Other comprehensive income (loss):
- foreign currency translation						(91.2)	(91.2)	(23.9)	(115.1)
- Net reclassification of cash flow hedges to earnings, net of immaterial income tax benefit						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax benefit of $2.4 million						6.4	6.4		6.4

Comprehensive income (loss)							(33.8)		(59.9)

Acquisition of noncontrolling interest and other					(0.4)		(0.4)	(13.4)	(13.8)
Dividends paid to Greif, Inc. shareholders					(49.2)		(49.2)		(49.2)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock executives and directors	26	1.1	(26)	—			1.1		1.1
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1

As of April 30, 2015	47,809	$138.8	29,033	$(130.6)	$1,413.0	$(359.1)	$1,062.1	$41.6	$1,103.7

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2016 (Dollars in millions):

	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Income Before Reclassifications	18.6	0.6	19.2

Current-period Other Comprehensive Income	18.6	0.6	19.2

Balance as of April 30, 2016	$(238.0)	$(120.2)	$(358.2)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the six months ended April 30, 2015 (Dollars in millions):

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

The following segment information is presented for the periods indicated (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net sales
Rigid Industrial Packaging & Services	$589.6	$666.6	$1,124.5	$1,316.3
Paper Packaging & Services	167.2	160.4	325.6	319.6
Flexible Products & Services	76.2	82.0	149.1	170.1
Land Management	6.6	6.9	11.8	12.2

Total net sales	$839.6	$915.9	$1,611.0	$1,818.2

Operating profit (loss):
Rigid Industrial Packaging & Services	$59.2	$25.8	$56.6	$46.0
Paper Packaging & Services	24.2	27.1	45.4	55.2
Flexible Products & Services	(2.9)	(5.3)	(6.0)	(14.1)
Land Management	2.3	3.5	4.4	29.4

Total operating profit	$82.8	$51.1	$100.4	$116.5

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$21.1	$24.2	$42.9	$48.4
Paper Packaging & Services	7.9	7.3	15.6	14.7
Flexible Products & Services	2.0	2.1	4.1	4.4
Land Management	1.0	1.1	1.7	1.8

Total depreciation, depletion and amortization expense	$32.0	$34.7	$64.3	$69.3

The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three months ended April 30,		Six months ended April 30,
	2016	2015	2016	2015
Net sales:
United States	$406.3	$428.2	$778.7	$838.2
Europe, Middle East and Africa	310.8	322.8	587.0	642.2
Asia Pacific and other Americas	122.5	164.9	245.3	337.8

Total net sales	$839.6	$915.9	$1,611.0	$1,818.2

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area (Dollars in millions):

	April 30, 2016	October 31, 2015
Assets:
Rigid Industrial Packaging & Services	$1,991.9	$2,043.3
Paper Packaging & Services	444.8	444.0
Flexible Products & Services	184.4	187.0
Land Management	338.1	335.2

Total segments	2,959.2	3,009.5
Corporate and other	248.0	306.2

Total assets	$3,207.2	$3,315.7

Properties, plants and equipment, net:
United States	$719.6	$734.1
Europe, Middle East and Africa	338.0	335.4
Asia Pacific and other Americas	140.4	148.2

Total properties, plants and equipment, net	$1,198.0	$1,217.7

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

During the second quarter of 2016, the Company purchased the interest of one of the mandatorily redeemable noncontrolling interest holders that notified the Company of the exercise of its option requiring the Company to purchase its equity for the redemption price of $0.8 million. One remaining partner has the ability to require the Company to redeem its equity in 2017 and the Company has a contractual obligation to redeem the outstanding equity interests of each remaining partner in 2021 and 2022, respectively, and therefore, such redemption values of $9.4 million are included in other long-term liabilities in these condensed consolidated financial statements.

The following table provides the rollforward of the mandatorily redeemable noncontrolling interest for the six months ended April 30, 2016 (Dollars in millions):

Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	10.4
Out-of period reversal of cumulative income allocated to noncontrolling interest	(1.2)
Out-of period mark to redemption value	0.1
Current period mark to redemption value	0.9
Repurchase of redeemable shareholder interest	(0.8)

Balance as of April 30, 2016	$9.4

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

Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the six months ended April 30, 2016 (Dollars in millions):

Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	12.4
Out-of period mark to redemption value*	19.8
Current period mark to redemption value	2.0
Redeemable Noncontrolling Interest share of Income/(Loss) and other	2.4
Contributions from /(Dividends to) redeemable noncontolling interest and other	(1.2)

Balance as of April 30, 2016	$35.4

*	The out-of-period mark to redemption value amounts were charged to retained earnings in the first quarter of 2016.

In the first quarter of 2016, one of the redeemable noncontrolling interest holders notified the Company of the intention to exercise its option to require the Company to purchase its equity interest. The redemption price for that equity interest is $5.8 million and is reflected currently in redeemable noncontrolling interests in the condensed consolidated financial statements and is expected to be paid in the third quarter 2016.

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

The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of April 30, 2016 and October 31, 2015, and for the condensed consolidated statements of income for the three months ended April 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (the “2015 Form 10-K”). Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.

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

We are a leading global producer of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We sell our industrial packaging products and services to customers in industries such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical and minerals, among others.

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

As of April 30, 2016, we owned 243,055 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.

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

RESULTS OF OPERATIONS

The following comparative information is presented for the three and six months ended April 30, 2016 and 2015. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2015 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.

The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, net of tax, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit business by segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance.

Second Quarter Results

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended April 30, 2016 and 2015 (Dollars in millions):

Three months ended April 30,	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$589.6	$666.6
Paper Packaging & Services	167.2	160.4
Flexible Products & Services	76.2	82.0
Land Management	6.6	6.9

Total net sales	$839.6	$915.9

Operating profit (loss):
Rigid Industrial Packaging & Services	$59.2	$25.8
Paper Packaging & Services	24.2	27.1
Flexible Products & Services	(2.9)	(5.3)
Land Management	2.3	3.5

Total operating profit	$82.8	$51.1

EBITDA:
Rigid Industrial Packaging & Services	$78.7	$47.9
Paper Packaging & Services	32.1	34.4
Flexible Products & Services	(1.0)	(3.9)
Land Management	3.3	4.6

Total EBITDA	$113.1	$83.0

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended April 30, 2016 and 2015 (Dollars in millions):

For the three months ended April 30,	2016	2015
Net income	$32.5	$20.5
Plus: interest expense, net	19.9	18.2
Plus: income tax expense	28.7	9.6
Plus: depreciation, depletion and amortization expense	32.0	34.7

EBITDA	$113.1	$83.0

Net income	$32.5	$20.5
Plus: interest expense, net	19.9	18.2
Plus: income tax expense	28.7	9.6
Plus: other expense, net	1.7	2.5
Less: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.3)

Operating profit	82.8	51.1
Less: other expense, net	1.7	2.5
Plus: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.3)
Plus: depreciation, depletion and amortization expense	32.0	34.7

EBITDA	$113.1	$83.0

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended April 30, 2016 and 2015 (Dollars in millions):

For the three months ended April 30,	2016	2015
Rigid Industrial Packaging & Services
Operating profit	$59.2	$25.8
Less: other expense, net	1.6	2.0
Plus: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.1)
Plus: depreciation and amortization expense	21.1	24.2

EBITDA	78.7	47.9

Paper Packaging & Services
Operating profit	$24.2	$27.1
Plus: depreciation and amortization expense	7.9	7.3

EBITDA	32.1	34.4

Flexible Products & Services
Operating loss	$(2.9)	$(5.3)
Less: other expense, net	0.1	0.5
Plus: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.2)
Plus: depreciation and amortization expense	2.0	2.1

EBITDA	(1.0)	(3.9)

Land Management
Operating profit	$2.3	$3.5
Plus: depreciation, depletion and amortization expense	1.0	1.1

EBITDA	$3.3	$4.6

Consolidated EBITDA	$113.1	$83.0

Net Sales

Net sales were $839.6 million for the second quarter of 2016 compared with $915.9 million for the second quarter of 2015. The 8.3 percent decrease in net sales was due to the negative impact of foreign currency translation of 6.1 percent primarily attributable to the revaluation of our Venezuelan operations in August of 2015, a decrease due to volumes of 0.9 percent primarily attributable to divestitures completed during 2015, and a decrease due to selling prices of 1.3 percent.

Gross Profit

Gross profit was $173.7 million for the second quarter of 2016 compared with $181.1 million for the second quarter of 2015. Gross profit decreased in all respective segments. The respective reasons for the decline in each segment are described below in the “Segment Review.” Gross profit margin was 20.7 percent for the second quarter of 2016 compared to 19.8 percent for the second quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses decreased 12.9 percent to $94.5 million for the second quarter of 2016 from $108.5 million for the second quarter of 2015. This decrease was primarily due to the negative impact of foreign currency translation of $7.7 million, the impact of divestitures of $1.5 million and the impact of our SG&A expense reduction efforts implemented throughout the first six months of 2016. SG&A expenses were 11.3 percent of net sales for the second quarter of 2016 compared with 11.8 percent of net sales for the second quarter of 2015.

Restructuring Charges

Restructuring charges were $5.4 million for the second quarter of 2016 compared with $7.3 million for the second quarter of 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net was $7.9 million and $0.7 million for the second quarter 2016 and 2015, respectively. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the second quarter of 2016.

Gain (loss) on Disposal of Businesses, net

The gain (loss) on disposal of businesses was $2.8 million and ($10.4) million for the second quarter of 2016 and 2015, respectively.

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the second quarter of 2016.

Operating Profit

Operating profit was $82.8 million for the second quarter of 2016 compared with $51.1 million for the second quarter of 2015. The $31.7 million increase consisted of a $33.4 million increase in the Rigid Industrial Packaging & Services segment and a $2.4 million increase in the Flexible Products & Services segment, offset by a $2.9 million decrease in the Paper Packaging & Services segment and a $1.2 million decrease in the Land Management segment. The primary factors that contributed to the $31.7 million increase, when compared to the second quarter of 2015, were higher gains on disposal of properties, plants and equipment and businesses, net of $20.4 million and lower SG&A expenses of $14.0 million.

EBITDA

EBITDA was $113.1 million for the second quarter of 2016 compared with $83.0 million for the second quarter of 2015. The $30.1 million increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $32.0 million for the second quarter of 2016 compared with $34.7 million for the second quarter of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.

Trends

Our fiscal year 2016 results will continue to benefit from the further implementation of our transformation efforts, but will be partially offset by the impact of a sluggish global industrial economy and weaker containerboard environment.

Segment Review

Rigid Industrial Packaging & Services

Our Rigid Industrial Packaging & Services segment offers a comprehensive line of rigid industrial packaging products, such as steel, fiber and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, blending, filling, logistics, warehousing and other packaging services. Key factors influencing profitability in the Rigid Industrial Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs;

•	Energy and transportation costs;

•	Benefits from executing the Greif Business System;

•	Restructuring charges;

•	Divestiture of businesses and facilities; and

•	Impact of foreign currency translation.

Net sales decreased 11.6 percent to $589.6 million for the second quarter of 2016 compared with $666.6 million for the second quarter of 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.2 percent, primarily attributable to the remeasurement of our Venezuelan operations in August of 2015, and a net volume decrease of 3.7 percent, primarily due to the impact of divestitures made since the second quarter 2015. Changes in volumes decreased net sales by 12.2 percent and 7.8 percent in North America and Asia, respectively, primarily attributable to divestitures completed in those regions, while volume improvement increased net sales by 3.9 percent in Europe, Middle East and Africa.

Gross profit was $123.9 million for the second quarter of 2016 compared with $125.8 million for the second quarter of 2015. The $1.9 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $14.3 million and the impact of divestitures of $1.5 million, offset by decreases in raw material costs and other costs of production. Gross profit margin increased from 18.9 percent to 21.0 percent for the three months ended April 30, 2015 to 2016, respectively. This increase was primarily attributable to gross profit margin increases from 17.2 percent to 24.8 percent in Asia Pacific, and 17.3 percent to 22.3 percent in North America, offset partially by Europe, Middle East, and Africa gross profit margin decline from 19.1 to 17.7 percent for the three months ended April 30, 2015 to 2016, respectively. In Latin America, gross profit margins were generally flat. Gross margin increases were offset by the same factors impacting the decrease in net sales described above.

Operating profit was $59.2 million for the second quarter of 2016 compared with operating profit of $25.8 million for the second quarter of 2015. The $33.4 million increase was primarily attributable to an increase of $20.3 million in gain on sales of properties, plants and equipment and businesses, net, an $8.4 million reduction in SG&A expenses, a reduction in restructuring costs of $3.5 million and a reduction in non-cash asset impairment charges of $3.1 million, partially offset by the same factors impacting the reduction in gross profit. On a geographic basis, for the second quarter of 2016, operating profit increased $37.4 million in North America, $0.4 million in our closures and reconditioning businesses and $0.3 million in Europe, Middle East and Africa. Operating profit decreased $4.1 million in Asia Pacific and $0.6 million in Latin America. The increase in North America was primarily attributable to an increase in gain on sales of properties, plants and equipment and business, net of $20.9 million, a decrease in non-cash asset impairment charges of $4.6 million, and a decrease in restructuring costs of $2.7 million. Excluding the impact of the above-noted items, operating profit in North America increased $9.2 million for the second quarter of 2016 compared to the second quarter of 2015. The gross profit margin increase in Asia Pacific was offset by the decrease in gain on sales of properties, plants and equipment and business, net of $8.4 million.

EBITDA was $78.7 million for the second quarter of 2016 compared with $47.9 million for the second quarter of 2015. The $30.8 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $21.1 million for the second quarter of 2016 compared with $24.2 million for the second quarter of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to the impact of divestitures, foreign currency translation and previous non-cash asset impairment charges.

Paper Packaging & Services

Our Paper Packaging & Services segment produces and sells containerboard, corrugated sheets, corrugated containers and other corrugated and specialty products in North America. Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.

Net sales increased to $167.2 million for the second quarter of 2016 compared with $160.4 million for the second quarter of 2015. Net volumes increased 10.7 percent from the second quarter 2015 to the second quarter 2016, primarily related to increased containerboard output from the Riverville mill modernization project completed in the third quarter of 2015, and the addition of two lines in the corrugator business. These increases were offset by selling price decreases of 6.5 percent, primarily due to a reduction in prices as a result of changes in index prices impacting the first and second quarters of 2016.

Gross profit was $37.4 million for the second quarter of 2016 compared with $41.2 million for the second quarter of 2015. Gross profit margin was 22.4 percent and 25.7 percent for the second quarters of 2016 and 2015, respectively. This decrease was due to higher production costs during the second quarter of 2016, as compared to the second quarter of 2015, which more than offset the increase in net sales.

Operating profit was $24.2 million for the second quarter of 2016 compared with $27.1 million for the second quarter of 2015. The decrease was primarily due to the same factors impacting gross profit, as described above.

EBITDA was $32.1 million for the second quarter of 2016 compared with $34.4 million for the second quarter of 2015. This decrease was due to the same factors that impacted the segment’s gross profit, as described above. Depreciation, depletion and amortization expense was $7.9 million and $7.3 million for the second quarters of 2016 and 2015, respectively.

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

Net sales decreased to $76.2 million for the second quarter of 2016 compared with $82.0 million for the second quarter of 2015. This decrease was primarily attributable to volume decreases of 5.9 percent and the negative impact of foreign currency translation of 1.4 percent for the second quarter of 2016 compared with the second quarter of 2015.

Gross profit was $9.6 million for the second quarter of 2016 compared with $10.8 million for the second quarter of 2015. This decrease was primarily attributable to $1.2 million in additional labor expenses incurred as a result of the move to an in-house labor model in Turkey. Gross profit margin decreased to 12.6 percent for the second quarter of 2016 from 13.2 percent for the second quarter of 2015.

Operating loss was $2.9 million for the second quarter of 2016 compared with an operating loss of $5.3 million for the second quarter of 2015. This improvement in operating loss was primarily related to the result of transformation efforts in commercial excellence and reductions in SG&A expense and transportation and other production costs, partially offset by the same factors impacting gross profit.

EBITDA was negative $1.0 million for the second quarter of 2016 compared with negative $3.9 million for the second quarter of 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $2.0 million for the second quarter of 2016 compared with $2.1 million for the second quarter of 2015.

Land Management

As of April 30, 2016, our Land Management segment consisted of approximately 243,055 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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

We report the disposal of surplus and HBU property in our condensed consolidated statements of income under “gain on disposals of properties, plants and equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposals of properties, plants and equipment, net.

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

As of April 30, 2016, we had approximately 20,800 acres of special use property in the United States that we expect will be available for sale in the next five to seven years.

Net sales decreased to $6.6 million for the second quarter of 2016 compared with $6.9 million for the second quarter of 2015.

Operating profit decreased to $2.3 million for the second quarter of 2016 from $3.5 million for the second quarter of 2015.

EBITDA was $3.3 million and $4.6 million for the second quarters of 2016 and 2015, respectively. Depreciation, depletion and amortization expense was $1.0 million and $1.1 million for the second quarters of 2016 and 2015, respectively.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $19.9 million for the second quarter of 2016 compared with $18.2 million for the second quarter of 2015. This increase was a result of mandatorily redeemable noncontrolling interest redemption adjustments and higher weighted-average interest for the second quarter of 2016 compared to the second quarter of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 120.4 percent to 53.5 percent for the second quarter of 2015 compared to the second quarter of 2016. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 59.1 percent to 58.2 percent for the second quarter of 2015 compared to the second quarter of 2016, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Three Months ended April 30,
	2016	2015
Non-U.S. % of Consolidated Net Sales	51.6%	53.2%
U.S. % of Consolidated Net Sales	48.4%	46.8%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	53.5%	120.4%
U.S. % of Consolidated I.B.I.T.	46.5%	–20.4%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	58.2%	59.1%
U.S. % of Consolidated I.B.I.T. before Special Items	41.8%	40.9%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months ended April 30,
	2016	2015
Non-U.S. I.B.I.T.	32.7	36.6
Non-cash asset impairment charges	1.6	(0.7)
Restructuring charges	4.1	3.3
Gain on sale of businesses	(0.3)	(8.1)

Total Non-U.S. Special Items	5.4	(5.5)

Non-U.S. I.B.I.T. before Special Items	38.1	31.1

U.S. I.B.I.T. Reconciliation
	Three Months ended April 30,
	2016	2015
U.S. I.B.I.T.	28.5	(6.2)
Non-cash asset impairment charges	0.1	5.2
Timberland gains	—	—
Restructuring charges	1.3	4.0
(Gain)/Loss on sale of businesses	(2.5)	18.5

Total U.S. Special Items	(1.1)	27.7

U.S. I.B.I.T. before Special Items	27.4	21.5

*	Income Before Income Tax Expense= I.B.I.T.

Income tax expense

The total pretax income was $61.2 million for the second quarter of 2016 compared with $30.4 million for the second quarter of 2015. Our income tax expense is impacted by the respective mix of pretax income between the U.S. and non-U.S. jurisdictions in which we operate, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items. The mix of pretax income was 46.5 percent U.S. and 53.5 percent non-U.S. for the second quarter of 2016 and was negative 20.4 percent U.S. and 120.4 percent non-U.S. for the second quarter of 2015. Refer to the tables above for details of the U.S and non-U.S pretax income for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our tax expense is impacted by valuation allowances on deferred tax assets.

Income tax expense for the quarter was computed in accordance with ASC 740-270. Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.

Income tax expense was $28.7 million for the second quarter of 2016 and $9.6 million for the second quarter of 2015.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2017 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions and current year increases in uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $3.0 million. Actual results may differ materially from this estimate.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the second quarters of 2016 and 2015 was ($1.1) million and $0.3 million, respectively. The increase in net (income) loss attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Products & Services segment.

Net income attributable to Greif, Inc.

Based on the same factors that impacted our operating profit, interest expense, and income tax expense, net income attributable to Greif, Inc. was $31.4 million for the second quarter of 2016 compared to $20.8 million for the second quarter of 2015.

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

Minimum pension liability, net

Change in minimum pension liability, net for the second quarters of 2016 and 2015 was ($1.3) million and $0.9 million, respectively. The decrease in comprehensive income (loss) resulting from the change in minimum pension liability, net was primarily due to changes in valuation assumptions and the impact of foreign currency translation.

Year-to-Date Results

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the six month periods ended April 30, 2016 and 2015 (Dollars in millions):

For the six months ended April 30,	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$1,124.5	$1,316.3
Paper Packaging & Services	325.6	319.6
Flexible Products & Services	149.1	170.1
Land Management	11.8	12.2

Total net sales	$1,611.0	$1,818.2

Operating profit (loss):
Rigid Industrial Packaging & Services	$56.6	$46.0
Paper Packaging & Services	45.4	55.2
Flexible Products & Services	(6.0)	(14.1)
Land Management	4.4	29.4

Total operating profit	$100.4	$116.5

EBITDA:
Rigid Industrial Packaging & Services	$96.2	$92.7
Paper Packaging & Services	61.0	69.9
Flexible Products & Services	(3.3)	(10.9)
Land Management	6.1	31.2

Total EBITDA	$160.0	$182.9

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the six month periods ended April 30, 2016 and 2015 (Dollars in millions):

For the six months ended April 30,	2016	2015
Net income	$22.6	$48.7
Plus: interest expense, net	38.4	37.8
Plus: income tax expense	34.7	27.1
Plus: depreciation, depletion and amortization expense	64.3	69.3

EBITDA	$160.0	$182.9

Net income	$22.6	$48.7
Plus: interest expense, net	38.4	37.8
Plus: income tax expense	34.7	27.1
Plus: other expense, net	4.7	2.6
Less: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.3)

Operating profit	100.4	116.5
Less: other expense, net	4.7	2.6
Plus: equity earnings (losses) of unconsolidated affiliates, net of tax	—	(0.3)
Plus: depreciation, depletion and amortization expense	64.3	69.3

EBITDA	$160.0	$182.9

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the six month periods ended April 30, 2016 and 2015 (Dollars in millions):

For the six months ended April 30,	2016	2015
Rigid Industrial Packaging & Services
Operating profit	$56.6	$46.0
Less: other expense, net	3.3	1.6
Plus: equity earnings of unconsolidated affiliates, net of tax	—	(0.1)
Plus: depreciation and amortization expense	42.9	48.4

EBITDA	96.2	92.7

Paper Packaging & Services
Operating profit	$45.4	$55.2
Plus: depreciation and amortization expense	15.6	14.7

EBITDA	61.0	69.9

Flexible Products & Services
Operating loss	$(6.0)	$(14.1)
Less: other expense, net	1.4	1.0
Plus: equity earnings of unconsolidated affiliates, net of tax	—	(0.2)
Plus: depreciation and amortization expense	4.1	4.4

EBITDA	(3.3)	(10.9)

Land Management
Operating profit	$4.4	$29.4
Plus: depreciation, depletion and amortization expense	1.7	1.8

EBITDA	$6.1	$31.2

Consolidated EBITDA	$160.0	$182.9

Net Sales

Net sales were $1,611.0 million for the first half of 2016 compared with $1,818.2 million for the first half of 2015. The 11.4 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 7.4 percent primarily attributable to the remeasurement of our Venezuelan operations in August of 2015, a decrease due to volumes of 2.2 percent primarily attributable to divestitures completed during 2015, and a decrease due to selling prices of 1.8 percent.

Gross Profit

Gross profit was $325.0 million for the first half of 2016 compared with $335.0 million for the first half of 2015. Gross profit declines in the Rigid Industrial Packaging & Services and Paper Packaging & Services segments were partially offset by increases in the Flexible Products & Services and Land Management segments. The respective reasons for the movement in each segment are described below in the “Segment Review.” Gross profit margin was 20.2 percent for the first half of 2016 compared to 18.4 percent for the first half of 2015.

Selling, General and Administrative Expenses

SG&A expenses decreased 14.8 percent to $187.7 million for the first half of 2016 from $220.3 million for the first half of 2015. This decrease was primarily due to the impact of foreign currency translation of $19.8 million, the impact of divestitures of $3.1 million, and the impact of our SG&A expense reduction efforts implemented throughout the first six months of 2016. SG&A expenses were 11.7 percent of net sales for the first half of 2016 compared with 12.1 percent of net sales for the first half of 2015.

Restructuring Charges

Restructuring charges were $7.7 million for the first half of 2016 compared with $10.5 million for the first half of 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.

Gain on Sales of Timberlands

There were no gains on timberland sales for the first half of 2016. The gain on timberland sales for the first half of 2015 was $24.3 million.

Gain on Disposal of Properties, Plants and Equipment, net

The gain on disposal of properties, plants and equipment, net was $8.8 million and $2.3 million for the first half of 2016 and 2015, respectively. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on the gain reported during the first half of 2016.

Gain (loss) on Disposal of Businesses, net

The gain (loss) on disposal of businesses was $2.8 million and ($9.6) million for the first half of 2016 and 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on the gain reported during the first half of 2016.

Operating Profit

Operating profit was $100.4 million for the first half of 2016 compared with $116.5 million for the first half of 2015. The $16.1 million decrease consisted of a $9.8 million decrease in the Paper Packaging & Services segment and a $25.0 million decrease in the Land Management segment, partially offset by a $10.6 million increase in the Rigid Industrial Packaging & Services segment and a $8.1 million increase in the Flexible Products & Services segment. The primary factors that contributed to the $16.1 million decrease, when compared to the first half of 2015, were higher non-cash asset impairment charges of $36.1 million and lower timberland gains of $24.3 million, which were partially offset by an increase of $18.9 million in gain on sales of properties, plants and equipment and businesses, net, and the same factors impacting the decrease in SG&A expenses described above.

EBITDA

EBITDA was $160.0 million for the first half of 2016 compared with $182.9 million for the first half of 2015. The $22.9 million decrease was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $64.3 million for the first half of 2016 compared with $69.3 million for the first half of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to the impact of divestitures, foreign currency translation and previous non-cash asset impairment charges.

Segment Review

Rigid Industrial Packaging & Services

Net sales decreased 14.6 percent to $1,124.5 million for the first half of 2016 compared with $1,316.3 million for the first half of 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 9.5 percent largely attributable to the revaluation of our Venezuelan operations in August of 2015, and a net volume decrease of 4.3 percent, primarily due to the impact of divestitures made since the second quarter of 2015. Changes in volumes decreased net sales by 13.8 percent in North America and 9.4 percent in Asia, primarily due to the impact of divestitures, while volume improvement increased net sales by 4.7 percent in Europe, Middle East and Africa.

Gross profit was $226.7 million for the first half of 2016 compared with $230.3 million for the first half of 2015. The $3.6 million decrease in gross profit was primarily due to the negative impact of foreign currency translation of $14.3 million, offset by decreases in raw material costs and other costs of production. Gross profit margin increased from 17.5 percent to 20.2 percent for the first half of 2015 and 2016, respectively. This increase was primarily attributable to gross profit margin increases from 16.6 percent to 23.9 percent in Asia Pacific and 16.0 percent to 20.9 percent in North America for the first half of 2015 and 2016, respectively. These increases were partially offset by a decline in gross profit margin from our closures and reconditioning businesses. In Europe, Middle East, and Africa and Latin American, gross profit margins were generally flat.

Operating profit was $56.6 million for the first half of 2016 compared with $46.0 million for the first half of 2015. The $10.6 million increase was attributable to a $24.1 million reduction in SG&A expense, primarily attributable to transformation efforts, an increase of $19.2 million in gain on sales of properties, plants and equipment and business, net, a reduction in restructuring costs of $4.5 million, offset by an increase in non-cash asset impairment charges of $33.6 million and the same factors impacting gross profit. On a geographic basis, for the first half of 2016, operating profit increased in North America by $11.1 million, $2.0 million in Europe, Middle East and Africa and $1.6 million in our closures and reconditioning businesses and operating profit decreased $2.4 million in Latin America and $1.7 million in Asia Pacific. The increase in North America included an increase in gain on sales of properties, plants and equipment and business, net of $20.0 million, a decrease in restructuring charges of $3.0 million, offset by an increase in non-cash asset impairment charges of $28.7 million. Excluding the impact of the above-noted items, operating profit in North America increased $16.8 million for the first half of 2016 compared to the first half of 2015. The gross profit margin increase in Asia Pacific was offset by the decrease in gain on sales of properties, plants and equipment and business, net of $8.4 million.

EBITDA was $96.2 million for the first half of 2016 compared with $92.7 million for the first half of 2015. The $3.5 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $42.9 million for the first half of 2016 compared with $48.4 million for the first half of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to the impact of divestitures, foreign currency translation and previous non-cash impairment charges.

Paper Packaging & Services

Net sales increased to $325.6 million for the first half of 2016 compared with $319.6 million for the first half of 2015. Net volumes increased 7.4 percent from the first half 2015 as compared to the first half 2016, primarily related to increased containerboard output from the Riverville mill modernization project completed in the third quarter of 2015, and the addition of two lines in the corrugator business. These increases were offset by selling price decreases of 5.5 percent, primarily due to a reduction in published index prices impacting the first and second quarters of 2016.

Gross profit was $73.2 million for the first half of 2016 compared with $81.9 million for the first half of 2015. Gross profit margin was 22.5 percent and 25.6 percent for the first half of 2016 and 2015, respectively. This decrease was due to higher production costs during the first half of 2016, as compared to the first half of 2015, which more than offset the increase in net sales.

Operating profit was $45.4 million for the first half of 2016 compared with $55.2 million for the first half of 2015. The decrease was primarily due to the same factors impacting gross profit, as described above.

EBITDA was $61.0 million for the first half of 2016 compared with $69.9 million for the first half of 2015. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $15.6 million and $14.7 million for the first half of 2016 and 2015, respectively, primarily due to the completion of the Riverville modernization completed in Q2 2015.

Flexible Products & Services

Net sales decreased 12.3 percent to $149.1 million for the first half of 2016 compared with $170.1 million for the first half of 2015. This decrease was attributable to volume decreases of 9.1 percent and the negative impact of foreign currency translation of 5.5 percent for the first half of 2016 compared with the first half of 2015, partially offset by an increase in selling prices of 2.3 percent.

Gross profit was $20.1 million for the first half of 2016 compared with $17.9 million for the first half of 2015. This increase was mainly due to improved margins as a result of transformation efforts in commercial excellence and reductions in transportation and other production costs, partially offset by $1.2 million in costs associated with the move to an in-house labor model in Turkey. Gross profit margin increased to 13.5 percent for the first half of 2016 from 10.5 percent for the first half of 2015.

Operating loss was $6.0 million for the first half of 2016 compared with an operating loss of $14.1 million for the first half of 2015. This improvement in operating loss was primarily due to the same factors impacting the segment’s gross profit as well as SG&A expense reductions realized as part of our transformation efforts.

EBITDA was negative $3.3 million for the first half of 2016 compared with negative $10.9 million for the first half of 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $4.1 million for the first half of 2016 compared with $4.4 million for the first half of 2015, respectively.

Land Management

Net sales decreased to $11.8 million for the first half of 2016 compared with $12.2 million for the first half of 2015.

Operating profit decreased to $4.4 million for the first half of 2016 from $29.4 million for the first half of 2015. This decrease was due to no timberland gains in the first half of 2016 compared with $24.3 million of timberland gains in the first half of 2015.

EBITDA was $6.1 million and $31.2 million for the first half of 2016 and 2015, respectively. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.7 million and $1.8 million for the first half of 2016 and 2015, respectively.

Other Income Statement Changes

Interest expense, net

Interest expense, net, was $38.4 million for the first half of 2016 compared with $37.8 million for the first half of 2015. This increase was a result of mandatorily redeemable noncontrolling interest redemption adjustments and higher weighted-average interest for the first half of 2016 compared to the first half of 2015.

U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 56.7 percent to 64.1 percent for the first half of 2015 compared to the first half of 2016. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 52.1 percent to 60.7 percent for the first half of 2015 compared to the first half of 2016. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Six Months ended April 30,
	2016	2015
Non-U.S. % of Consolidated Net Sales	51.7%	53.9%
U.S. % of Consolidated Net Sales	48.3%	46.1%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T.	64.1%	56.7%
U.S. % of Consolidated I.B.I.T.	35.9%	43.3%

	100.0%	100.0%

Non-U.S. % of Consolidated I.B.I.T. before Special Items	60.7%	52.1%
U.S. % of Consolidated I.B.I.T. before Special Items	39.3%	47.9%

	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Six Months ended April 30,
	2016	2015
Non-U.S. I.B.I.T.	36.7	43.2
Non-cash asset impairment charges	19.9	(0.5)
Restructuring charges	6.2	6.0
Gain on sale of businesses	(0.3)	(8.8)

Total Non-U.S. Special Items	25.8	(3.3)

Non-U.S. I.B.I.T. before Special Items	62.5	39.9

U.S. I.B.I.T. Reconciliation
	Six Months ended April 30,
	2016	2015
U.S. I.B.I.T.	20.6	32.9
Non-cash asset impairment charges	20.9	5.2
Timberland gains	—	(24.3)
Restructuring charges	1.5	4.5
(Gain)/Loss on sale of businesses	(2.5)	18.4

Total U.S. Special Items	19.9	3.8

U.S. I.B.I.T. before Special Items	40.5	36.7

*	Income Before Income Tax Expense= I.B.I.T.

Income tax expense

The total pretax income was $57.3 million for the first half of 2016 compared with $76.1 million for the first half of 2015. Our income tax expense is impacted by the respective mix of pretax income between the U.S. and non-U.S. jurisdictions in which we operate, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items. The mix of pretax income was 35.9 % U.S. and 64.1% non-U.S. for the first half of 2016 and was 43.3% U.S. and 56.7% non-U.S. for the first half of 2015. Refer to the tables above for details of the U.S and non-U.S pretax income for the periods presented.

We evaluate our deferred tax assets under ASC 740 and determine those which are unlikely to be realized as a result of existing cumulative losses and insufficient projected future sources of taxable income. As a result, our tax expense is impacted by valuation allowances on deferred tax assets.

Income tax for the period was computed in accordance with ASC 740-270. Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.

Income tax expense was $34.7 million for the first half of 2016 and $27.1 million for the first half of 2015. The first half 2016 income tax expense reflected the impact of discrete pretax losses for which there was not a proportionate tax benefit recognized in the quarter. The primary discrete pretax loss in the period was related to non-cash impairment charges of $34.0 million for which a tax benefit of $4.6 million was recognized.

We have estimated the reasonably possible expected net change in unrecognized tax benefits through April 30, 2017 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions and current year increases in uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $3.0 million. Actual results may differ materially from this estimate.

Net (income) loss attributable to noncontrolling interests

Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the first half of 2016 and 2015 was ($2.3) million and $2.2 million, respectively. The improvement in net (income) attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Products & Services segment.

Net income attributable to Greif, Inc.

Based on the factors noted above, net income attributable to Greif, Inc. was $20.3 million for the first half of 2016 compared to $50.9 million for the first half of 2015.

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

Minimum pension liability, net

Change in minimum pension liability, net for the first half of 2016 and 2015 was $0.6 million and $6.4 million, respectively. The decrease in comprehensive income (loss) resulting from the change in minimum pension liability, net was primarily due to changes in valuation assumptions and the impact of foreign currency translation.

BALANCE SHEET CHANGES

Working capital changes

The $1.1 million increase in accounts receivable to $404.8 million as of April 30, 2016 from $403.7 million as of October 31, 2015 was primarily due to timing of collections and the impact of foreign currency translation.

The $29.3 million decrease in accounts payable to $326.0 million as of April 30, 2016 from $355.3 million as of October 31, 2015 was primarily due to the timing of payments, benefits from early payment discounts where financially justified, and the impact of foreign currency translation.

We reclassified our 6.75% Senior Notes due February 1, 2017 from Long-term debt to Current portion of long-term debt in the Consolidated Balance Sheets as of April 30, 2016. We intend to refinance these Senior Notes prior to their stated maturity date.

Other balance sheet changes

The $7.6 million decrease in assets held for sale to $9.3 million as of April 30, 2016 from $16.9 million as of October 31, 2015 was primarily due to the sale of one asset group within the Rigid Industrial Packaging & Services segment during the second quarter of 2016.

The $25.2 million decrease in prepaid expenses and other current assets to $134.1 million as of April 30, 2016 from $159.3 million as of October 31, 2015 was primarily due to the receipt of $44.2 million in full payment of a subordinated note receivable during the first quarter of 2016, offset by in an increase in the deferred purchase price related to accounts receivable sold of $15.2 million.

The $8.3 million decrease in goodwill to $798.8 million as of April 30, 2016 from $807.1 million as of October 31, 2015 was due to the allocation of goodwill to divestitures, partially offset by a positive impact of foreign currency translation.

The $19.7 million decrease in properties, plants and equipment, net to $1,198.0 million as of April 30, 2016 from $1,217.7 million as of October 31, 2015 was primarily due to depreciation and the impairment of asset groups within the Rigid Industrial Packaging & Services segment, partially offset by capital expenditures incurred during the period.

The $26.0 million decrease in noncontrolling interests to $18.3 million as of April 30, 2016 from $44.3 million as of October 31, 2015 was primarily due to the reclassification of mandatorily redeemable and redeemable noncontrolling interests out of noncontrolling interests. See Note 18 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information concerning this reclassification.

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

Capital Expenditures

During the first half of 2016, we invested $44.8 million in capital expenditures and $3.5 million in purchases of and investments in timber properties, compared with capital expenditures of $69.8 million and purchases of and investments in timber properties of $25.4 million, during the first half of 2015.

We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $99.0 to $124.0 million in 2016. The 2016 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable

Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the 2012 RPA for an additional two years. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased to now include only the following entities: Greif Belgium BVBA; EarthMinded Benelux N.V. (formerly Pack2pack Rumbeke N.V.); Greif

Nederland B.V.; Greif Italia S.p.A.; Greif Plastics Italy Srl (formerly Fustiplast S.p.A.); Greif France S.A.S.; Greif Packaging Spain S.A.; Greif Germany GmbH; Greif Plastics Germany GmbH (formerly Fustiplast GmbH); and Greif Portugal S.A. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($113.2 million as of April 30, 2016). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the RPAs are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.

See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.

Acquisitions, Divestitures and Other Significant Transactions

We completed three divestitures and no material acquisitions for the six months ended April 30, 2016. The divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment.

The gain on the disposal of businesses was $2.8 million for the six months ended April 30, 2016. Proceeds from the divestitures were $23.6 million. Additionally, we recorded notes receivable of $2.4 million for the sale of two divestitures completed in the second quarter of 2016 to be collected in the fourth quarter of 2017.

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

See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these divestitures.

We anticipate payments of $5.8 million in the third quarter of 2016 for acquisitions of redeemable noncontrolling interests in one of our joint ventures. We have conditional and mandatory contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures in 2017, 2021 and 2022, at which time we may incur additional cash outflows.

Borrowing Arrangements

Long-term debt is summarized as follows (Dollars in millions):

	April 30, 2016	October 31, 2015
Amended Credit Agreement	$193.7	$217.4
Senior Notes due 2017	300.4	300.7
Senior Notes due 2019	246.9	246.0
Senior Notes due 2021	224.5	219.4
Amended Receivables Facility	126.3	147.6
Other long-term debt	2.9	15.8

	1,094.7	1,146.9
Less current portion	(317.7)	(30.7)

Long-term debt	$777.0	$1,116.2

Credit Agreement

We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.

The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $721.4 million as of April 30, 2016, which included a reduction of $14.4 million for outstanding letters of credit, all of which is available without violating covenants. The weighted average interest rate under the Amended Credit Agreement was 1.98% for the six months ended April 30, 2016.

The Amended Credit Agreement contains financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of April 30, 2016, we were in compliance with these covenants.

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

Senior Notes

We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2016, we were in compliance with these covenants. These Senior Notes were reclassified to current portion of long-term debt in the Condensed Consolidated Balance Sheets in Item 1 of this Form 10-Q as of April 30, 2016. We intend to refinance these Senior Notes prior to their stated maturity date.

We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then existing revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2016, we were in compliance with these covenants.

Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or of Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of April 30, 2016, we were in compliance with these covenants.

The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.

United States Trade Accounts Receivable Credit Facility

We and certain of our domestic subsidiaries have a $150.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that, at the end of any fiscal quarter, we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of April 30, 2016, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes.

Financial Instruments

Interest Rate Derivatives

As of April 30, 2016, we have no interest rate derivatives. We may use interest rate derivatives in the future to manage exposure to interest rate fluctuations as needed.

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

As of April 30, 2016, we had outstanding foreign currency forward contracts in the notional amount of $119.4 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were $0.2 million for the three months ended April 30, 2016. Losses recorded under fair value contracts were $1.2 million for the three months ended April 30, 2015; and were $0.3 million and $6.8 million for the six months ended April 30, 2016 and 2015, respectively.

Stock Repurchase Program and Other Share Acquisitions

Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. In April 2016, the Stock Repurchase Committee authorized us to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during the quarter. There have been no other shares repurchased under this program from November 1, 2014 through April 30, 2016. As of April 30, 2016, we had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock.

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

However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness in our internal controls over financial reporting related to accounting for income taxes, including deferred income taxes and uncertain tax positions, had not been remediated as of April 30, 2016.

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

Management believes the foregoing efforts will effectively remediate the above identified material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While progress has been made related to the remediation activities noted above, deficiencies in access and change management controls in several key systems and reliance on data generated from those IT systems have not yet been proven to be remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology general controls in the areas of user access, change management and key reports had not been remediated as of April 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in the 2015 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2015	—		—	815,728
December 2015	—		—	815,728
January 2016	—		—	815,728
February 2016	—		—	815,728
March 2016	—		—	815,728
April 2016	—		—	705,487

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2015	—		—	815,728
December 2015	—		—	815,728
January 2016	—		—	815,728
February 2016	—		—	815,728
March 2016	—		—	815,728
April 2016	110,241	$47.62	110,241	705,487

(1)	Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of April 30, 2016, the maximum number of shares that may yet be purchased was 705,487 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

ITEM 6. EXHIBITS

(a.) Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Vice President and Chief Financial Officer Pursuant to Rule 13a — 14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer required by Rule 13a —14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Vice President and Chief Financial Officer required by Rule 13a — 14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: June 9, 2016	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer