Form 10-Q
period 2016-07-31
GREIF INC
filed 2016-09-02
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
Commission File Number 001-00566
_________________________________
GREIF, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Delaware	31-4388903
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Winter Road, Delaware, Ohio	43015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (740) 549-6000
Not Applicable
Former name, former address and former fiscal year, if changed since last report.
_________________________________
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
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 30, 2016:

Class A Common Stock	25,781,791 shares
Class B Common Stock	22,009,725 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net sales	$845.0	$930.0	$2,456.0	$2,748.2
Cost of products sold	668.5	763.2	1,954.5	2,246.4
Gross profit	176.5	166.8	501.5	501.8
Selling, general and administrative expenses	92.6	96.9	280.3	317.2
Restructuring charges	10.2	16.2	17.9	26.7
Timberland gains	—	—	—	(24.3)
Non-cash asset impairment charges	4.1	17.6	44.9	22.3
Gain on disposal of properties, plants and equipment, net	(0.7)	(7.0)	(9.5)	(9.3)
(Gain) loss on disposal of businesses, net	(1.3)	(1.1)	(4.1)	8.5
Operating profit	71.6	44.2	172.0	160.7
Interest expense, net	19.8	18.4	58.2	56.2
Other (income) expense , net	2.7	(1.6)	7.4	1.0
Income before income tax expense and equity earnings of unconsolidated affiliates, net	49.1	27.4	106.4	103.5
Income tax expense	3.5	18.7	38.2	45.8
Equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.6)	(0.8)	(0.3)
Net income	46.4	9.3	69.0	58.0
Net (income) loss attributable to noncontrolling interests	(0.3)	(0.7)	(2.6)	1.5
Net income attributable to Greif, Inc.	$46.1	$8.6	$66.4	$59.5
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.78	$0.15	$1.13	$1.02
Class B Common Stock	$1.18	$0.22	$1.69	$1.51
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.78	$0.15	$1.13	$1.02
Class B Common Stock	$1.18	$0.22	$1.69	$1.51
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.7	25.7	25.7
Diluted	25.8	25.7	25.7	25.7
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.1	22.1	22.1
Diluted	22.0	22.1	22.1	22.1
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$1.26	$1.26
Class B Common Stock	$0.63	$0.63	$1.88	$1.88
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net income	$46.4	$9.3	$69.0	$58.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	(27.6)	5.6	(9.6)	(109.5)
Net reclassification of cash flow hedges to earnings	—	—	—	0.1
Minimum pension liabilities, net	2.9	(0.9)	3.5	5.5
Other comprehensive income (loss), net of tax	(24.7)	4.7	(6.1)	(103.9)
Comprehensive income (loss)	21.7	14.0	62.9	(45.9)
Comprehensive income (loss) attributable to noncontrolling interests	(3.4)	2.8	(1.7)	(23.3)
Comprehensive income (loss) attributable to Greif, Inc.	$25.1	$11.2	$64.6	$(22.6)
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)
ASSETS

	July 31, 2016	October 31, 2015
Current assets
Cash and cash equivalents	$94.3	$106.2
Trade accounts receivable, less allowance of $9.2 in 2016 and $11.8 in 2015	418.1	403.7
Inventories	288.5	297.0
Deferred tax assets	—	25.4
Assets held for sale	11.7	16.9
Prepaid expenses and other current assets	133.7	159.3
	946.3	1,008.5
Long-term assets
Goodwill	791.0	807.1
Other intangible assets, net of amortization	119.8	132.7
Deferred tax assets	10.9	7.8
Assets held by special purpose entities	50.9	50.9
Other long-term assets	92.0	91.0
	1,064.6	1,089.5
Properties, plants and equipment
Timber properties, net of depletion	278.0	277.1
Land	104.2	106.3
Buildings	389.7	410.4
Machinery and equipment	1,463.4	1,457.9
Capital projects in progress	98.3	78.0
	2,333.6	2,329.7
Accumulated depreciation	(1,160.6)	(1,112.0)
	1,173.0	1,217.7
Total assets	$3,183.9	$3,315.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)
LIABILITIES AND EQUITY

	July 31, 2016	October 31, 2015
Current liabilities
Accounts payable	$340.5	$355.3
Accrued payroll and employee benefits	90.2	83.5
Restructuring reserves	14.8	21.3
Current portion of long-term debt	300.3	30.7
Short-term borrowings	55.2	40.7
Deferred tax liabilities	—	2.4
Liabilities held for sale	—	1.8
Other current liabilities	113.3	111.3
	914.3	647.0
Long-term liabilities
Long-term debt	758.6	1,116.2
Deferred tax liabilities	191.7	214.9
Pension liabilities	144.7	141.1
Postretirement benefit obligations	13.4	14.9
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	9.0	8.2
Other long-term liabilities	82.4	70.2
	1,243.1	1,608.8
Commitments and Contingencies (Note 13)	—	—
Redeemable Noncontrolling Interest (Note 18)	32.3	—
Equity
Common stock, without par value	141.4	139.1
Treasury stock, at cost	(135.6)	(130.6)
Retained earnings	1,355.2	1,384.5
Accumulated other comprehensive loss:
-foreign currency translation	(261.9)	(256.6)
-minimum pension liabilities	(117.3)	(120.8)
Total Greif, Inc. equity	981.8	1,015.6
Noncontrolling interests	12.4	44.3
Total equity	994.2	1,059.9
Total liabilities and equity	$3,183.9	$3,315.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

For the Nine months ended July 31,	2016	2015
Cash flows from operating activities:
Net income	$69.0	$58.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95.8	100.9
Timberland gains	—	(24.3)
Non-cash asset impairment charges	44.9	22.3
Gain on disposals of properties, plants and equipment, net	(9.5)	(9.3)
(Gain) Loss on disposals of businesses, net	(4.1)	8.5
Unrealized foreign exchange (gain) loss	4.1	(2.8)
Deferred income tax expense	(2.8)	(3.3)
Gain from Venezuela monetary assets and liabilities remeasurement	—	(4.9)
Loss for Venezuela non-monetary assets to net realizable value	—	9.3
Other, net	—	(1.4)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(29.5)	3.3
Inventories	(3.6)	11.7
Deferred purchase price on sold receivables	(20.2)	(10.8)
Accounts payable	7.3	(74.8)
Restructuring reserves	(6.4)	13.5
Pension and postretirement benefit liabilities	(1.6)	(1.5)
Other, net	14.6	(21.0)
Net cash provided by operating activities	158.0	73.4
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(0.4)	(1.5)
Collection of subordinated note receivable	44.2	—
Purchases of properties, plants and equipment	(71.4)	(108.2)
Purchases of and investments in timber properties	(4.7)	(38.2)
Purchases of properties, plants and equipment with insurance proceeds	(4.4)	—
Proceeds from the sale of properties, plants, equipment and other assets	10.9	46.8
Proceeds from the sale of businesses	23.8	18.9
Proceeds from insurance recoveries	6.6	3.4
Net cash provided by (used in) investing activities	4.6	(78.8)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	919.5	643.4
Payments on long-term debt	(937.5)	(576.0)
Proceeds from short-term borrowings, net	8.5	18.0
Proceeds from trade accounts receivable credit facility	58.5	115.7
Payments on trade accounts receivable credit facility	(131.0)	(79.9)
Dividends paid to Greif, Inc. shareholders	(74.0)	(74.0)
Dividends paid to noncontrolling interests	(4.8)	(4.0)
Exercise of stock options	—	0.2
Acquisitions of treasury stock	(5.2)	—
Purchases of redeemable noncontrolling interest	(6.0)	—
Cash contribution from noncontrolling interest holder	0.8	—
Net cash provided by (used in) financing activities	(171.2)	43.4
Effects of exchange rates on cash	(3.3)	(21.4)
Net increase (decrease) in cash and cash equivalents	(11.9)	16.6
Cash and cash equivalents at beginning of period	106.2	85.1
Cash and cash equivalents at end of period	$94.3	$101.7
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
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
The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2016 and October 31, 2015, the condensed consolidated statements of income and comprehensive income (loss) for the three and nine months ended July 31, 2016 and 2015 and the condensed consolidated statements of cash flows for the nine month periods ended July 31, 2016 and 2015 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2015 (the “2015 Form 10-K”).
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-3, “Interest: Imputation of Interest (Subtopic 835-30).” The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under this ASU, the Company would present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset; amortization of the costs is reported as interest expense. This ASU is effective for annual periods beginning after December 15, 2015. The Company would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period would be adjusted). This ASU requires the Company to “disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1)the nature and reason for the change in accounting principle; (2) the transition method; (3) a description of the prior-period information that has been retrospectively adjusted; and (4) the effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability).” The Company is expected to adopt this guidance beginning on November 1, 2016 and the adoption of this new guidance is not expected to have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.
In February 2015, the FASB issued ASU 2015-2, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions as well as disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2015 and early adoption is permitted, including any interim period. The Company is in the process of analyzing the impact of adopting this guidance, however it is not expected to have a material impact on the Company's financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.
In May 2014, the FASB issued ASU No. 2014-9, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standards Codification (“ASC”) 605, Revenue Recognition. This ASU is

based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
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
In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842),” which amends the lease accounting and disclosure requirements in ASC 842, Leases. The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective in fiscal year 2020 using a modified retrospective approach. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In March 2016, the FASB issued ASU 2016-9, “Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for employee share-based payment transaction. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows, and disclosures.
Newly Adopted Accounting Standards
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Tax Items.” This ASU amends ASC 740-10-45-4, which now states that in a classified statement of financial position, an entity must classify deferred tax liabilities and assets as noncurrent amounts. This ASU also supersedes ASC 740-10-45-5, which required the valuation allowance for a particular tax jurisdiction to be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. For public companies, this ASU is effective for periods beginning after December 15, 2016. The Company elected to adopt the new guidance beginning February 1, 2016 prospectively, resulting in deferred tax liabilities and assets being classified as noncurrent on the Company’s balance sheet. Prior periods were not retrospectively adjusted. The adoption did not have a material impact on the Company’s financial position, results of operations, comprehensive income (loss) or cash flows. Refer to Note 11 herein for additional disclosures regarding the adoption of this new guidance.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
The Company completed four divestitures and no material acquisitions for the nine months ended July 31, 2016. The divestitures were of nonstrategic businesses, three in the Rigid Industrial Packaging & Services and one in Flexible Products & Services segments. The gain on the disposal of businesses was $4.1 million for the nine months ended July 31, 2016. Proceeds from divestitures were $25.2 million. Additionally, the Company recorded notes receivable of $2.4 million for the sale of two of the businesses sold in the second quarter of 2016, which are expected to be collected in the fourth quarter of 2017. Proceeds from divestitures completed in fiscal year 2015 and collected during the nine months ended July 31, 2016 were $1.0 million. The Company has $4.4 million of notes receivable recorded from the sale of businesses, ranging in remaining term from fourteen months to twenty-nine months.
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
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100.0 million ($110.6 million as of July 31, 2016). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, the Company had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates. During the nine months ended July 31, 2016, the Company collected the full balance of the subordinated note receivable.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.1 million as of July 31, 2016).

The table below contains certain information related to the Company’s accounts receivables programs (Dollars in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
European RPA
Gross accounts receivable sold to third party financial institution	$160.0	$165.9	$463.3	$552.6
Cash received for accounts receivable sold under the programs	140.7	147.1	409.2	489.5
Deferred purchase price related to accounts receivable sold	19.3	18.8	53.7	63.1
Loss associated with the programs	0.2	0.3	0.7	1.2
Expenses associated with the programs	—	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$11.4	$12.0	$32.5	$36.4
Cash received for accounts receivable sold under the program	11.4	12.0	32.5	36.4
Deferred purchase price related to accounts receivable sold	—	—	—	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	—	0.1
Total RPAs
Gross accounts receivable sold to third party financial institution	$171.4	$177.9	$495.8	$589.0
Cash received for accounts receivable sold under the program	152.1	159.1	441.7	525.9
Deferred purchase price related to accounts receivable sold	19.3	18.8	53.7	63.1
Loss associated with the program	0.2	0.3	0.7	1.2
Expenses associated with the program	—	—	—	0.1
The table below contains certain information related to the Company’s accounts receivables programs and the impact it has on the condensed consolidated balance sheets (Dollars in millions):

	July 31, 2016	October 31, 2015
European RPA
Accounts receivable sold to and held by third party financial institution	$116.8	$114.8
Uncollected deferred purchase price related to accounts receivable sold	25.9	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$3.5	$4.0
Uncollected deferred purchase price related to accounts receivable sold	—	—
Total RPAs
Accounts receivable sold to and held by third party financial institution	$120.3	$118.8
Uncollected deferred purchase price related to accounts receivable sold	25.9	—
Deferred purchase price liability related to accounts receivable sold	—	(1.5)
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
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	July 31, 2016	October 31, 2015
Raw materials	$191.1	$190.7
Work-in-process	12.8	18.3
Finished Goods	84.6	88.0
	$288.5	$297.0
NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET, AND TIMBERLAND GAINS
The following table presents assets and liabilities classified as held for sale as of July 31, 2016 and October 31, 2015 (Dollars in millions):

	July 31, 2016	October 31, 2015
Trade accounts receivable, less allowance	$—	$2.3
Inventories	—	1.6
Properties, plants and equipment, net	11.7	8.1
Other assets	—	4.9
Assets held for sale	11.7	16.9
Accounts payable	—	1.8
Liabilities held for sale	$—	$1.8
As of July 31, 2016, there was one asset group within the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the next twelve months.
As of October 31, 2015, there were four asset groups in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale.
For the three months ended July 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.7 million. This included disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $0.4 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging segment, other net gains totaling $0.3 million, offset by disposals of an asset in the Rigid Industrial Packaging & Services segment classified as held for sale that resulted in a loss of $0.2 million
For the nine months ended July 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $9.5 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $1.3 million, sales of surplus properties in the Land Management segment that resulted in gains of $0.9 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging segment, and other net gains totaling an additional $0.7 million.
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
For the nine months ended July 31, 2015, the Company recorded a gain on disposal of properties, plants and equipment, net of $9.3 million. This includes sales of HBU and surplus properties that resulted in gains of $2.7 million in the Land Management segment, and other net gains and insurance recoveries within the Rigid Industrial Packaging & Services segment that resulted in gains of $6.6 million
For the three and nine months ended July 31, 2016, the Company recorded no gains relating to the sale of timberland. For the three and nine months ended July 31, 2015, the Company recorded no gains and gains of $24.3 million, respectively.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2016 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2015	$747.6	$59.5	$807.1
Goodwill acquired	—	—	—
Goodwill allocated to divestitures and businesses held for sale (1)	3.4	—	3.4
Goodwill adjustments	—	—	—
Goodwill impairment charge (2)	(21.0)		(21.0)
Currency translation	1.5	—	1.5
Balance at July 31, 2016	$731.5	$59.5	$791.0

(1)	Goodwill previously allocated to divestitures and businesses held for sale that was impaired during the first quarter of 2016.

(2)	Goodwill impairment charge recorded for businesses reclassified to held for sale during the nine months ended July 31, 2016.
As of July 31, 2016 and October 31, 2015, the accumulated goodwill impairment loss was $50.3 million in the Flexible Products & Services segment.

The following table summarizes the carrying amount of net other intangible assets by class as of July 31, 2016 and October 31, 2015 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2016:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	177.9	89.0	88.9
Trademarks and patents	12.1	4.6	7.5
Non-compete agreements	1.1	1.0	0.1
Other	23.9	13.7	10.2
Total	$228.1	$108.3	$119.8
October 31, 2015:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	180.7	81.7	99.0
Trademarks and patents	12.4	4.2	8.2
Non-compete agreements	4.9	4.5	0.4
Other	24.2	12.2	12.0
Total	$235.3	$102.6	$132.7
Amortization expense for the three months ended July 31, 2016 and 2015 was $4.2 million and $4.5 million, respectively. Amortization expense for the nine months ended July 31, 2016 and 2015 was $12.7 million and $13.9 million, respectively. Amortization expense for the next five years is expected to be $16.9 million in 2016, $16.1 million in 2017, $15.7 million in 2018, $15.7 million in 2019 and $15.1 million in 2020.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2016 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2015	$14.7	$6.6	$21.3
Costs incurred and charged to expense	10.7	7.2	17.9
Costs paid or otherwise settled	(16.6)	(7.8)	(24.4)
Balance at July 31, 2016	$8.8	$6.0	$14.8
The focus for restructuring activities in 2016 is to continue to rationalize operations and close underperforming assets throughout all segments. During the three months ended July 31, 2016, the Company recorded restructuring charges of $10.2 million, which compares to $16.2 million of restructuring charges recorded during the three months ended July 31, 2015. The restructuring activity for the three months ended July 31, 2016 consisted of $5.3 million in employee separation costs and $4.9 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. During the nine months ended July 31, 2016, the Company recorded restructuring charges of $17.9 million, which compares to $26.7 million of restructuring charges recorded during the nine months ended July 31, 2015. The restructuring activity for the nine months ended July 31, 2016 consisted of $10.7 million in employee separation costs and $7.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $12.9 million as of July 31, 2016 compared to $14.7 million as of October 31, 2015. The change was due to the formulation of new plans during the period offset by the realization of expenses from plans formulated in prior periods. (Dollars in millions):

	Total Amounts Expected to be Incurred	Amount expensed during the nine month period ended July 31, 2016	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$17.4	$6.6	$10.8
Other restructuring costs	5.0	4.6	0.4
	22.4	11.2	11.2
Flexible Products & Services
Employee separation costs	5.5	3.8	1.7
Other restructuring costs	1.8	1.8	—
	7.3	5.6	1.7
Paper Packaging & Services
Employee separation costs	0.3	0.3	—
Other restructuring costs	0.8	0.8	—
	1.1	1.1	—
	$30.8	$17.9	$12.9
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
Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of July 31, 2016 and October 31, 2015, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended July 31, 2016 and 2015, Buyer SPE recorded interest income of $0.6 million. For both of the nine month periods ended July 31, 2016 and 2015, Buyer SPE recorded interest income of $1.8 million.
As of July 31, 2016 and October 31, 2015, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended July 31, 2016 and 2015, STA Timber recorded interest expense of $0.5 million. For both of the nine month periods ended July 31, 2016 and 2015, STA timber recorded interest expense of $1.7 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.

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
All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V., respectively.
The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

	July 31, 2016	October 31, 2015
Cash and cash equivalents	$10.3	$14.5
Trade accounts receivable, less allowance of $2.9 in 2016 and $3.2 in 2015	45.0	47.5
Inventories	50.8	44.7
Properties, plants and equipment, net	29.0	43.1
Other assets	41.7	36.8
Total Assets	176.8	186.6
Accounts payable	27.6	27.9
Other liabilities	43.2	50.6
Total Liabilities	$70.8	$78.5
Net losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended July 31, 2016 and 2015 were $1.9 million and $2.6 million, respectively; and for the nine months ended July 31, 2016 and 2015, net losses attributable to the noncontrolling interest were $4.5 million and $8.9 million, respectively.
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

NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2016	October 31, 2015
Amended Credit Agreement	$205.7	$217.4
Senior Notes due 2017	300.3	300.7
Senior Notes due 2019	246.7	246.0
Senior Notes due 2021	219.8	219.4
Amended Receivables Facility	75.0	147.6
Other debt	11.4	15.8
	1,058.9	1,146.9
Less current portion	(300.3)	(30.7)
Long-term debt	$758.6	$1,116.2
Amended Credit Agreement
On December 19, 2012, the Company and two of its international subsidiaries amended and restated the Company’s existing $1.0 billion senior secured credit agreement with a syndicate of financial institutions (the “Amended Credit Agreement”). The total available borrowing under this facility was $705.1 million as of July 31, 2016, which has been reduced by $14.4 million for outstanding letters of credit, all of which is available without violating covenants.
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
As of July 31, 2016, $205.7 million was outstanding under the Amended Credit Agreement. The Amended Credit Agreement was entirely classified as long term. The weighted average interest rate on the Amended Credit Agreement was 1.91% for the nine months ended July 31, 2016. The actual interest rate on the Amended Credit Agreement was 1.28% as of July 31, 2016.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. These Senior Notes are classified as current portion of long-term debt on the condensed consolidated balance sheet as of July 31, 2016. The Company intends to refinance these Senior Notes prior to their stated maturity date.
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

United States Trade Accounts Receivable Credit Facility
On September 31, 2013, the Company amended and restated its existing receivables facility in the United States to establish a $170.0 million United States Trade Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. On December 1, 2015, the Amended Receivables Facility was amended to reduce the amount of available proceeds from $170 million to $150 million. The Amended Receivables Facility matures in September 2016, and the Company intends to refinance this facility on similar terms.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2016 and October 31, 2015 (Dollars in millions):

	July 31, 2016
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Foreign exchange hedges	$—	$0.5	$—	$0.5	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.1)	—	(0.1)	Other current liabilities
Insurance annuity	—	—	20.1	20.1	Other long-term assets
Total*	$—	$0.4	$20.1	$20.5

	October 31, 2015
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)	—	(0.2)	Other current liabilities
Insurance annuity	—	—	20.1	20.1	Other long-term assets
Total*	$—	$0.1	$20.1	$20.2

*
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2016 and October 31, 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.

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
As of July 31, 2016, the Company had outstanding foreign currency forward contracts in the notional amount of $85.1 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were $0.6 million for the three months ended July 31, 2015 . Losses recorded under fair value contracts were $2.0 million for the three months ended July 31, 2016; and were $2.3 million and $6.2 million for the nine months ended July 31, 2016 and 2015, respectively.
Other financial instruments
The fair values of the Company’s Amended Credit Agreement and the Amended Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The book value of the net assets and liabilities held by special purpose entities approximate their fair value. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
The following table presents the estimated fair values of the Company’s senior notes (Dollars in millions):

	July 31, 2016	October 31, 2015
Senior Notes due 2017
Estimated fair value	$307.2	$314.8
Senior Notes due 2019
Estimated fair value	282.5	280.6
Senior Notes due 2021
Estimated fair value	266.9	258.7
Non-Recurring Fair Value Measurements
Long-Lived Assets
The Company recognized asset impairment charges of $4.1 million during the three months ended July 31, 2016 and $17.6 million for the three months ended July 31, 2015. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended July 31, 2016, the Company recorded impairment charges of $1.3 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment. The Company recognized asset impairment charges of $44.9 million and $22.3 million during the nine months ended July 31, 2016 and 2015, respectively. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the nine months ended July 31, 2016, the Company recorded impairment charges of $5.0 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, $1.5 million related to a cost method investment in the Paper Packaging & Services segment, and $0.8 million of properties, plants and equipment, net, in the Flexible Products & Services segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the nine month period ended July 31, 2016, three asset groups were reclassified to assets and liabilities held for sale, resulting in a $23.6 million impairment to net realizable value. Included in that asset impairment, was $9.1 million of goodwill allocated to the business classified as held for sale. During the nine month period ended July 31, 2016, one asset group classified as held for sale as of October 31, 2015, was remeasured to net realizable value, resulting in an impairment of $14.0 million. Included in that asset impairment, was $11.9 million of goodwill allocated to the business classified as held for sale. During the three months ended July 31, 2016, one asset group was reclassified to assets and liabilities held for sale, resulting in a $2.8 million impairment to net realizable value.

The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2016.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
July 31, 2016
Impairment of Net Assets Held for Sale	$37.6	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$7.3	Sales Value	Sales Value	N/A
July 31, 2015
Impairment of Long Lived Assets - Land & Building	$17.7	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets - Machinery & Equipment	$3.0	Sales Value	Sales Value	N/A
Goodwill and Other Intangible Assets
On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no such impairment existed as of July 31, 2016 and October 31, 2015.
NOTE 11 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with ASC 740-270 Income Taxes - Interim Reporting ("ASC 740-270"). Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.
Income tax expense was $3.5 million and $18.7 million for the three months ended July 31, 2016 and 2015, respectively. Income tax expense was $38.2 million and $45.8 million for the nine months ended July 31, 2016 and 2015, respectively.
As of July 31, 2016, the Company had not recognized U.S. deferred income taxes on the undistributed earnings from certain non-U.S. subsidiaries. The Company’s intention is to reinvest these earnings indefinitely outside of the U.S., or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of any additional taxes that may be payable on the undistributed earnings given the various alternatives the Company could employ should the Company decide to repatriate those earnings in the future.
NOTE 12 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following (Dollars in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Service cost	$3.2	$4.1	$9.4	$12.4
Interest cost	5.7	7.1	16.9	21.3
Expected return on plan assets	(8.3)	(8.4)	(24.9)	(25.3)
Amortization of prior service cost, initial net asset and net actuarial gain	2.8	3.7	8.6	11.0
Net periodic pension costs	$3.4	$6.5	$10.0	$19.4

The Company made $9.4 million and $8.1 million in pension contributions in the nine months ended July 31, 2016 and 2015, respectively. The Company estimates $12.5 million of pension contributions for the twelve months ended October 31, 2016.
The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Service cost	$—	$—	$—	$—
Interest cost	0.2	0.1	0.4	0.5
Amortization of prior service cost and recognized actuarial gain	(0.4)	(0.4)	(1.2)	(1.2)
Net periodic benefit for postretirement benefits	$(0.2)	$(0.3)	$(0.8)	$(0.7)
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
Environmental Reserves
As of July 31, 2016 and October 31, 2015, environmental reserves of $9.0 million and $8.2 million, respectively, were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2016 and October 31, 2015, environmental reserves of the Company included $4.2 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $2.1 million and $2.0 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $1.7 million and $0.8 million for remediation of a sites no longer owned by the Company; and $1.0 million and $1.1 million for various other facilities around the world.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares

*	Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$46.1	$8.6	$66.4	$59.5
Cash dividends	(24.7)	(24.8)	(74.0)	(74.0)
Undistributed net (loss) income attributable to Greif, Inc.	$21.4	$(16.2)	$(7.6)	$(14.5)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. In April 2016, the Stock Repurchase Committee authorized the Company to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during the second quarter. There have been no other shares repurchased under this program from November 1, 2014 through July 31, 2016. As of July 31, 2016, the Company had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2016
Class A Common Stock	128,000,000	42,281,920	25,781,791	16,500,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
October 31, 2015
Class A Common Stock	128,000,000	42,281,920	25,693,564	16,588,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Class A Common Stock:
Basic shares	25,781,146	25,692,973	25,746,797	25,659,750
Assumed conversion of stock options	2,038	5,574	349	5,574
Diluted shares	25,783,184	25,698,547	25,747,146	25,665,324
Class B Common Stock:
Basic and diluted shares	22,009,725	22,119,966	22,079,544	22,119,966
NOTE 15 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. The Company has an equity interest in one such affiliate as of July 31, 2016. The Company had an equity interest in two such affiliates as of July 31, 2015. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. Equity earnings of unconsolidated affiliates, net of tax were $0.8 million for the three and nine months ended July 31, 2016. Equity earnings of unconsolidated affiliates, net of tax were $0.6 million for the three months ended and $0.3 million for the nine months ended July 31, 2015. There were no dividends received from the Company’s equity method affiliates for the three and nine months ended July 31, 2016 and 2015.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners. Net (income) loss attributable to noncontrolling interests for the three months ended July 31, 2016 and 2015 was ($0.3) million and ($0.7) million, respectively. Net (income) loss attributable to noncontrolling interests for the nine months ended July 31, 2016 and 2015 was ($2.6) million and $1.5 million, respectively

NOTE 16 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2015 to July 31, 2016 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					66.4		66.4	2.6	69.0
Other comprehensive income (loss):
- foreign currency translation						(5.3)	(5.3)	(4.3)	(9.6)
- minimum pension liability adjustment, net of income tax expense						3.5	3.5		3.5
Comprehensive income (loss)							64.6		62.9
Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					(3.1)		(3.1)		(3.1)
Reclassification of redeemable noncontrolling interest					1.2		1.2	(22.8)	(21.6)
Net income allocated to redeemable noncontrolling interests								(3.9)	(3.9)
Other							—	(0.4)	(0.4)
Dividends paid to Greif, Inc. shareholders					(74.0)		(74.0)		(74.0)
Contributions from noncontrolling interest							—	0.8	0.8
Dividends to noncontrolling interests								(3.9)	(3.9)
Treasury shares acquired	(110)		110	(5.2)			(5.2)		(5.2)
Restricted stock executives and directors	47	1.3	(47)	0.1			1.4		1.4
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1
As of July 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,355.2	$(379.2)	$981.8	$12.4	$994.2

The following table summarizes the changes of equity from October 31, 2014 to July 31, 2015 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					59.5		59.5	(1.5)	58.0
Other comprehensive income (loss):
- foreign currency translation						(87.7)	(87.7)	(21.8)	(109.5)
- Net reclassification of cash flow hedges to earnings, net of immaterial income tax benefit						0.1	0.1		0.1
- minimum pension liability adjustment, net of income tax benefit of $2.4 million						5.5	5.5		5.5
Comprehensive income (loss)							(22.6)		(45.9)
Acquisition of noncontrolling interest and other					(0.4)		(0.4)	(10.1)	(10.5)
Dividends paid to Greif, Inc. shareholders					(74.0)		(74.0)		(74.0)
Dividends paid to noncontrolling interests							—	(4.0)	(4.0)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock executives and directors	31	1.4	(31)	—			1.4		1.4
Long-term incentive shares issued	49	2.0	(49)	0.1			2.1		2.1
As of July 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,396.8	$(356.5)	$1,048.8	$43.7	$1,092.5
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2016 (Dollars in millions):

	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Income (Loss) Before Reclassifications	(5.3)	3.5	(1.8)
Current-period Other Comprehensive Income (Loss)	(5.3)	3.5	(1.8)
Balance as of July 31, 2016	$(261.9)	$(117.3)	$(379.2)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2015 (Dollars in millions):

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
The following segment information is presented for the periods indicated (Dollars in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net sales
Rigid Industrial Packaging & Services	$596.8	$669.0	$1,721.3	$1,985.3
Paper Packaging & Services	172.5	176.7	498.1	496.3
Flexible Products & Services	69.9	79.2	219.0	249.3
Land Management	5.8	5.1	17.6	17.3
Total net sales	$845.0	$930.0	$2,456.0	$2,748.2
Operating profit (loss):
Rigid Industrial Packaging & Services	$56.7	$29.5	$113.4	$75.5
Paper Packaging & Services	19.1	21.5	64.4	76.7
Flexible Products & Services	(5.9)	(9.7)	(11.9)	(23.8)
Land Management	1.7	2.9	6.1	32.3
Total operating profit	$71.6	$44.2	$172.0	$160.7
Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$20.8	$21.8	$63.7	$70.2
Paper Packaging & Services	8.0	6.8	23.6	21.5
Flexible Products & Services	1.8	2.2	5.9	6.6
Land Management	0.9	0.8	2.6	2.6
Total depreciation, depletion and amortization expense	$31.5	$31.6	$95.8	$100.9
The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three Months Ended July 31,		Nine Months Ended July 31,
	2016	2015	2016	2015
Net sales:
United States	$400.3	$431.5	$1,179.0	$1,269.7
Europe, Middle East and Africa	318.9	337.3	905.9	979.5
Asia Pacific and other Americas	125.8	161.2	371.1	499.0
Total net sales	$845.0	$930.0	$2,456.0	$2,748.2
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area (Dollars in millions):

	July 31, 2016	October 31, 2015
Assets:
Rigid Industrial Packaging & Services	$1,978.4	$2,043.3
Paper Packaging & Services	444.6	444.0
Flexible Products & Services	166.1	187.0
Land Management	337.4	335.2
Total segments	2,926.5	3,009.5
Corporate and other	257.4	306.2
Total assets	$3,183.9	$3,315.7
Properties, plants and equipment, net:
United States	$719.3	$734.1
Europe, Middle East and Africa	314.3	335.4
Asia Pacific and other Americas	139.4	148.2
Total properties, plants and equipment, net	$1,173.0	$1,217.7
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
During the second quarter of 2016, the Company purchased the interest of one of the mandatorily redeemable noncontrolling interest holders that notified the Company of the exercise of its option requiring the Company to purchase its equity for the redemption price of $0.8 million. One remaining partner has the ability to require the Company to redeem its equity in 2017 and the Company has a contractual obligation to redeem the outstanding equity interests of each remaining partner in 2021 and 2022, respectively, and therefore, such redemption values of $10.0 million are included in other long-term liabilities in these condensed consolidated financial statements.

The following table provides the rollforward of the mandatorily redeemable noncontrolling interest for the nine months ended July 31, 2016 (Dollars in millions):

Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	10.4
Out-of period reversal of cumulative income allocated to noncontrolling interest	(1.2)
Out-of period mark to redemption value	0.1
Current period mark to redemption value	1.5
Repurchase of redeemable shareholder interest	(0.8)
Balance as of July 31, 2016	$10.0
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests related to one joint venture within the Paper Packaging & Services segment and one joint venture within the Rigid Industrial Packaging & Services segment are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement. During the third quarter of 2016, the Company purchased the remaining interest of one of the redeemable noncontrolling interests for the redemption price of $5.5 million.
Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the nine months ended July 31, 2016 (Dollars in millions):

Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	12.4
Out-of period mark to redemption value*	19.8
Current period mark to redemption value	3.1
Repurchase of redeemable shareholder interest	(5.5)
Redeemable Noncontrolling Interest share of Income/(Loss) and other	3.9
Contributions from /(Dividends to) redeemable noncontolling interest and other	(1.4)
Balance as of July 31, 2016	$32.3

*	The out-of-period mark to redemption value amounts were charged to retained earnings in the first quarter of 2016.

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of July 31, 2016 and October 31, 2015, and for the condensed consolidated statements of income for the three and nine months ended July 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (the “2015 Form 10-K”). Readers are encouraged to review the entire 2015 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iii) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (iv) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (v) we operate in highly competitive industries, (vi) our business is sensitive to changes in industry demands, (vii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (viii) we may encounter difficulties arising from acquisitions, (ix) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (x) tax legislation initiatives or challenges to our tax positions may adversely impact our results or condition, (xi) full realization of our deferred tax assets may be affected by a number of factors, (xii) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xiii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xiv) our business may be adversely impacted by work stoppages and other labor relations matters, (xv) our pension plans are underfunded and will require future cash contributions, and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xvi) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xvii) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology and other business systems, (xviii) a security breach of customer, employee, supplier or company information may have a material adverse effect on our business, financial condition and results of operations, (xix) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xx) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxi) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxiii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxiv) changes in U.S. generally accepted accounting principles and SEC rules and regulations could materially impact our reported results, (xxv) if the company fails to maintain an effective system of internal control, the company may not be able to accurately report financial results or prevent fraud, (xxvi) the company has a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations, and (xxvii) changes in business results may impact our book tax rates. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-

looking statements as a prediction of actual results. For a more detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our 2015 Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of July 31, 2016, we owned approximately 243,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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
There have been no changes to our critical accounting policies.
RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2016 and 2015. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.

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
Third Quarter Results
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended July 31, 2016 and 2015 (Dollars in millions):

Three Months Ended July 31,	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$596.8	$669.0
Paper Packaging & Services	172.5	176.7
Flexible Products & Services	69.9	79.2
Land Management	5.8	5.1
Total net sales	$845.0	$930.0
Operating profit (loss):
Rigid Industrial Packaging & Services	$56.7	$29.5
Paper Packaging & Services	19.1	21.5
Flexible Products & Services	(5.9)	(9.7)
Land Management	1.7	2.9
Total operating profit	$71.6	$44.2
EBITDA:
Rigid Industrial Packaging & Services	$77.2	$52.5
Paper Packaging & Services	27.1	28.7
Flexible Products & Services	(5.7)	(6.9)
Land Management	2.6	3.7
Total EBITDA	$101.2	$78.0
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended July 31, 2016 and 2015 (Dollars in millions):

Three Months Ended July 31,	2016	2015
Net income	$46.4	$9.3
Plus: interest expense, net	19.8	18.4
Plus: income tax expense	3.5	18.7
Plus: depreciation, depletion and amortization expense	31.5	31.6
EBITDA	$101.2	$78.0
Net income	$46.4	$9.3
Plus: interest expense, net	19.8	18.4
Plus: income tax expense	3.5	18.7
Plus: other (income) expense, net	2.7	(1.6)
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.6)
Operating profit	71.6	44.2
Less: other (income) expense, net	2.7	(1.6)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.6)
Plus: depreciation, depletion and amortization expense	31.5	31.6
EBITDA	$101.2	$78.0
The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended July 31, 2016 and 2015 (Dollars in millions):

Three Months Ended July 31,	2016	2015
Rigid Industrial Packaging & Services
Operating profit	$56.7	$29.5
Less: other (income) expense, net	1.1	(1.1)
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.1)
Plus: depreciation and amortization expense	20.8	21.8
EBITDA	$77.2	$52.5
Paper Packaging & Services
Operating profit	$19.1	$21.5
Less: other income, net	—	(0.4)
Plus: depreciation and amortization expense	8.0	6.8
EBITDA	$27.1	$28.7
Flexible Products & Services
Operating loss	$(5.9)	$(9.7)
Less: other (income) expense, net	1.6	(0.1)
Less: equity earnings of unconsolidated affiliates, net of tax	—	(0.5)
Plus: depreciation and amortization expense	1.8	2.2
EBITDA	$(5.7)	$(6.9)
Land Management
Operating profit	$1.7	$2.9
Plus: depreciation, depletion and amortization expense	0.9	0.8
EBITDA	2.6	3.7
Consolidated EBITDA	$101.2	$78.0
Net Sales
Net sales were $845.0 million for the third quarter of 2016 compared with $930.0 million million for the third quarter of 2015. The 9.1 percent decrease in net sales was due to the negative impact of foreign currency translation of 6.5 percent primarily attributable to the revaluation of our Venezuelan operations in 2015 and a decrease in volumes of 4.5 percent, primarily attributable to divestitures completed during 2015, partially offset by a slight increase in prices and product mix.
Gross Profit
Gross profit was $176.5 million for the third quarter of 2016 compared with $166.8 million for the third quarter of 2015. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 20.9 percent for the third quarter of 2016 compared to 17.9 percent for the third quarter of 2015. The 2015 gross profit includes a $6.0 million net charge related to our Venezuelan operations, which includes the devaluation of the inventory through costs of products sold of $9.3 million offset by margin contribution of $3.3 million.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses decreased 4.4 percent to $92.6 million for the third quarter of 2016 from $96.9 million for the third quarter of 2015. This decrease was primarily due to the impact of foreign currency translation and the impact of divestitures offset by increases in incentives due to improved business performance. SG&A expenses were 11.0 percent of net sales for the third quarter of 2016 compared with 10.4 percent of net sales for the third quarter of 2015.
Restructuring Charges
Restructuring charges were $10.2 million for the third quarter of 2016 compared with $16.2 million for the third quarter of 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $0.7 million and $7.0 million for the third quarter 2016 and 2015, respectively. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the third quarter of 2016.
Gain on Disposal of Businesses, net
The gain on disposal of businesses was $1.3 million and $1.1 million for the third quarter of 2016 and 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the third quarter of 2016.
Operating Profit
Operating profit was $71.6 million for the third quarter of 2016 compared with $44.2 million for the third quarter of 2015. The $27.4 million increase consisted of a $27.2 million increase in the Rigid Industrial Packaging & Services segment and a $3.8 million increase in the Flexible Products & Services segment, offset by a $2.4 million decrease in the Paper Packaging & Services segment and a $1.2 million decrease in the Land Management segment. The primary factors that contributed to the $27.4 million increase, when compared to the third quarter of 2015, were lower non-cash impairment charges of $13.5 million and the impact of the devaluation of our Venezuelan inventory in the third quarter of 2015 of $9.3 million.
EBITDA
EBITDA was $101.2 million for the third quarter of 2016 compared with $78.0 million for the third quarter of 2015. The $23.2 million increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $31.5 million for the third quarter of 2016 compared with $31.6 million for the third quarter of 2015.
Trends
Our fiscal year 2016 results will continue to benefit from the further implementation of our transformation efforts, which emphasize customer service excellence and have resulted in fundamental operational improvements, but will be partially offset by the impact of a sluggish global industrial economy, a challenged containerboard environment for the remainder of the year and weaker than expected seasonal agricultural sales.
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
Net sales decreased 10.8 percent to $596.8 million for the third quarter of 2016 compared with $669.0 million for the third quarter of 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.8 percent, primarily attributable to the remeasurement of our Venezuelan operations in August of 2015, and a net volume decrease of 6.7 percent, primarily due to the impact of divestitures made since the third quarter 2015. Changes in volumes decreased net sales by 15.1 percent and 11.1 percent in North America and Latin America, respectively, primarily attributable to divestitures completed in those regions, while volume improvement increased net sales by 1.5 percent in Asia Pacific. Volumes were generally flat in Europe, Middle East and Africa.
Gross profit was $131.8 million for the third quarter of 2016 compared with $120.9 million for the third quarter of 2015. The $10.9 million increase in gross profit was primarily due to the positive impact of strategic volume and pricing actions and a $6.0 million net charge in the third quarter 2015 related to the devaluation of inventory through costs of products sold in the Venezuelan operation of $9.3 million net of operational gross margin contribution of the Venezuelan operation of $3.3 million. Gross profit margin increased from 18.1 percent to 22.1 percent for the three months ended July 31, 2015 to 2016, respectively. This increase was primarily attributable to gross profit margin increases from 17.3 percent to 20.5 percent in Asia Pacific, and 19.2 percent to 24.3 percent in North America, and 21.1 percent to 22.5 percent in Europe, Middle East, and Africa for the three months ended July 31, 2015 to 2016, respectively. In Latin America, gross profit margins increased from 3.3 percent to 11.7 percent, due primarily to the impact of the devaluation of the Venezuelan inventory through costs of products sold in the third quarter 2015.
Operating profit was $56.7 million for the third quarter of 2016 compared with operating profit of $29.5 million for the third quarter of 2015. The $27.2 million increase was primarily attributable to the same factors impacting gross profit, a $2.2 million reduction in SG&A expenses, a reduction in restructuring costs of $4.7 million and a reduction in non-cash asset impairment charges of $15.1 million, offset by a decrease of $5.7 million in gain on sales of properties, plants and equipment and businesses, net. On a geographic basis, for the third quarter of 2016, operating profit increased $20.3 million in Latin America, $4.4 million in Europe, Middle East and Africa, $2.7 million in North America and $0.7 million in Asia Pacific, partially offset by a decrease in operating profit of $0.9 million in our closures and reconditioning business.
EBITDA was $77.2 million for the third quarter of 2016 compared with $52.5 million for the third quarter of 2015. The $24.7 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $20.8 million for the third quarter of 2016 compared with $21.8 million for the third quarter of 2015.
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
Net sales decreased to $172.5 million for the third quarter of 2016 compared with $176.7 million for the third quarter of 2015. Net volumes increased 2.5 percent from the third quarter 2015 to the third quarter 2016, primarily related to a shorter annual maintenance shutdown for the mill system and increased output from the Riverville modernization project in the third quarter of 2016. These increases were offset by selling price decreases of 4.9 percent, primarily due to changes in published containerboard index prices during the first nine months of 2016.
Gross profit was $32.3 million for the third quarter of 2016 compared with $35.1 million for the third quarter of 2015. Gross profit margin was 18.7 percent and 19.9 percent for the third quarters of 2016 and 2015, respectively. This decrease was due to the decrease in net sales and an increase in input costs, primarily old corrugated container costs, during third quarter of 2016 as compared to the third quarter of 2015.
Operating profit was $19.1 million for the third quarter of 2016 compared with $21.5 million for the third quarter of 2015. The decrease was primarily due to the same factors impacting gross profit, as described above.
EBITDA was $27.1 million for the third quarter of 2016 compared with $28.7 million for the third quarter of 2015. This decrease was due to the same factors that impacted the segment’s gross profit. Depreciation, depletion and amortization expense was $8.0 million and $6.8 million for the third quarters of 2016 and 2015, respectively.
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
Net sales decreased $9.3 million to $69.9 million for the third quarter of 2016 compared with $79.2 million for the third quarter of 2015. This decrease was primarily attributable to volume decreases of 8.4 percent and the negative impact of foreign currency translation of 2.3 percent for the third quarter of 2016 compared with the third quarter of 2015.
Gross profit was $10.2 million for the third quarter of 2016 compared with $8.9 million for the third quarter of 2015. This increase was primarily attributable to reduced fixed costs and the impact of strategic volume and pricing decisions. Gross profit margin increased to 14.6 percent for the third quarter of 2016 from 11.2 percent for the third quarter of 2015.
Operating loss was $5.9 million for the third quarter of 2016 compared with an operating loss of $9.7 million for the third quarter of 2015. This improvement in operating loss was primarily related to the the same factors impacting gross profit and reductions in SG&A expense.
EBITDA was negative $5.7 million for the third quarter of 2016 compared with negative $6.9 million for the third quarter of 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above.

Depreciation, depletion and amortization expense was $1.8 million for the third quarter of 2016 compared with $2.2 million for the third quarter of 2015.
Land Management
As of July 31, 2016, our Land Management segment consisted of approximately 243,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of July 31, 2016, we had approximately 21,000 acres of special use property in the United States that we expect will be available for sale in the next five to seven years.
Net sales increased to $5.8 million for the third quarter of 2016 compared with $5.1 million for the third quarter of 2015.
Operating profit decreased to $1.7 million for the third quarter of 2016 from $2.9 million for the third quarter of 2015 due to a reduction in gain on disposal of properties, plants and equipment of $1.2 million.
EBITDA was $2.6 million and $3.7 million for the third quarters of 2016 and 2015, respectively. Depreciation, depletion and amortization expense was $0.9 million and $0.8 million for the third quarters of 2016 and 2015, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $19.8 million for the third quarter of 2016 compared with $18.4 million for the third quarter of 2015. This increase was a result of mandatorily redeemable noncontrolling interest adjustments to redemption value for the third quarter of 2016 compared to the third quarter of 2015.
U.S. and Non-U.S. Income before Income Tax Expense

Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 5.0 percent to negative 3.7 percent from the third quarter of 2015 to the third quarter of 2016. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 54.1 percent to 11.9 percent from the third quarter of 2015 to the third quarter of 2016, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Three Months Ended July 31,
	2016	2015
Non-U.S. % of Consolidated Net Sales	52.6%	53.6%
U.S. % of Consolidated Net Sales	47.4%	46.4%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	(3.7)%	5.0%
U.S. % of Consolidated I.B.I.T.	103.7%	95.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	11.9%	54.1%
U.S. % of Consolidated I.B.I.T. before Special Items	88.1%	45.9%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
	2016	2015
Non-U.S. I.B.I.T.	$(1.8)	$1.4
Non-cash asset impairment charges	3.6	15.9
Restructuring charges	6.9	13.9
Gain on sale of businesses	(1.3)	(0.7)
Impact of Venezuela devaluation on cost of goods sold	—	9.3
Impact of Venezuela devaluation on other income/expense	—	(4.9)
Total Non-U.S. Special Items	9.2	33.5
Non-U.S. I.B.I.T. before Special Items	$7.4	$34.9

U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
	2016	2015
U.S. I.B.I.T.	$50.9	$26.0
Non-cash asset impairment charges	0.5	1.7
Timberland gains	—	—
Restructuring charges	3.3	2.3
(Gain)/Loss on sale of businesses	—	(0.4)
Total U.S. Special Items	3.8	3.6
U.S. I.B.I.T. before Special Items	$54.7	$29.6

*	Income Before Income Tax Expense= I.B.I.T.
Income tax expense
The total pretax income was $49.1 million for the third quarter of 2016 compared with $27.4 million for the third quarter of 2015. Our income tax expense is impacted by the respective mix of pretax income between the U.S. and non-U.S. jurisdictions in which we operate, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items. The mix of pretax income was 103.7 percent U.S. and negative 3.7 percent non-U.S. for the third quarter of 2016 and was 95.0 percent U.S. and 5.0 percent non-U.S. for the third quarter of 2015. Refer to the tables above for details of the U.S and non-U.S pretax income for the periods presented.
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
Income tax expense was $3.5 million for the third quarter of 2016 and $18.7 million for the third quarter of 2015. The third quarter of 2016 tax expense reflected the tax consequences of rebalancing our global debt, net discrete gains and losses for which there was not a proportionate tax recognized, adjustments to uncertain tax position estimates due to audit settlements and expiration of the statue of limitations on several positions, and the impact of losses in jurisdictions with a valuation allowance for which we did not receive a tax benefit.
We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2017 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions and current year increases in uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $3.0 million. Actual results may differ materially from this estimate.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the third quarters of 2016 and 2015 was $0.3 million and $0.7 million, respectively.
Net income attributable to Greif, Inc.
Based on the same factors that impacted our operating profit, interest expense, and income tax expense, net income attributable to Greif, Inc. was $46.1 million for the third quarter of 2016 compared to $8.6 million for the third quarter of 2015.
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
Minimum pension liability, net
Change in minimum pension liability, net for the third quarters of 2016 and 2015 was $2.9 million and $(0.9) million, respectively. The increase in comprehensive income (loss) resulting from the change in minimum pension liability, net was primarily due to changes in valuation assumptions and the impact of foreign currency translation.
Year-to-Date Results
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the nine month periods ended July 31, 2016 and 2015 (Dollars in millions):

Nine Months Ended July 31,	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$1,721.3	$1,985.3
Paper Packaging & Services	498.1	496.3
Flexible Products & Services	219.0	249.3
Land Management	17.6	17.3
Total net sales	$2,456.0	$2,748.2
Operating profit (loss):
Rigid Industrial Packaging & Services	$113.4	$75.5
Paper Packaging & Services	64.4	76.7
Flexible Products & Services	(11.9)	(23.8)
Land Management	6.1	32.3
Total operating profit	$172.0	$160.7
EBITDA:
Rigid Industrial Packaging & Services	$173.5	$145.2
Paper Packaging & Services	88.0	98.6
Flexible Products & Services	(9.0)	(17.8)
Land Management	8.7	34.9
Total EBITDA	$261.2	$260.9
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine month periods ended July 31, 2016 and 2015 (Dollars in millions):

Nine Months Ended July 31,	2016	2015
Net income	$69.0	$58.0
Plus: interest expense, net	58.2	56.2
Plus: income tax expense	38.2	45.8
Plus: depreciation, depletion and amortization expense	95.8	100.9
EBITDA	$261.2	$260.9
Net income	$69.0	$58.0
Plus: interest expense, net	58.2	56.2
Plus: income tax expense	38.2	45.8
Plus: other expense, net	7.4	1.0
Plus: equity earnings losses of unconsolidated affiliates, net of tax	(0.8)	(0.3)
Operating profit	172.0	160.7
Less: other expense, net	7.4	1.0
Less: equity earnings losses of unconsolidated affiliates, net of tax	(0.8)	(0.3)
Plus: depreciation, depletion and amortization expense	95.8	100.9
EBITDA	$261.2	$260.9
The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the nine month periods ended July 31, 2016 and 2015 (Dollars in millions):

Nine Months Ended July 31,	2016	2015
Rigid Industrial Packaging & Services
Operating profit	$113.4	$75.5
Less: other expense, net	4.4	0.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	—
Plus: depreciation and amortization expense	63.7	70.2
EBITDA	173.5	145.2
Paper Packaging & Services
Operating profit	$64.4	$76.7
Less: other income, net	—	(0.4)
Plus: depreciation and amortization expense	23.6	21.5
EBITDA	88.0	98.6
Flexible Products & Services
Operating loss	$(11.9)	$(23.8)
Less: other expense, net	3.0	0.9
Less: equity earnings of unconsolidated affiliates, net of tax	—	(0.3)
Plus: depreciation and amortization expense	5.9	6.6
EBITDA	(9.0)	(17.8)
Land Management
Operating profit	$6.1	$32.3
Plus: depreciation, depletion and amortization expense	2.6	2.6
EBITDA	8.7	34.9
Consolidated EBITDA	$261.2	$260.9
Net Sales
Net sales were $2,456.0 million for the first nine months of 2016 compared with $2,748.2 million for the first nine months of 2015. The 10.6 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 7.1 percent and a decrease due to volumes of 3.9 percent, primarily attributable to divestitures completed in 2015 and 2016.
Gross Profit
Gross profit was $501.5 million for the first nine months of 2016 compared with $501.8 million for the first nine months of 2015. The gross profit decline in the Paper Packaging & Services segment was almost completely offset by increases in the Rigid Industrial Packaging & Services, Flexible Products & Services and Land Management segments. The respective reasons for the movement in each segment are described below in the “Segment Review.” Gross profit margin was 20.4 percent for the first nine months of 2016 compared to 18.3 percent for the first nine months of 2015. The increases in gross profit margin are a result of strategic volume and pricing decisions and cost containment efforts.
Selling, General and Administrative Expenses
SG&A expenses decreased $36.9 million, or 11.6 percent, to $280.3 million for the first nine months of 2016 from $317.2 million for the first nine months of 2015. This decrease was primarily due to the impact of foreign currency translation of $31.9 million and the impact of divestitures of $4.1 million for the first nine months of 2016. The third quarter of 2016 results reflect increases in incentives across several divisions related to improved performance. SG&A expenses were 11.4 percent of net sales for the first nine months of 2016 compared with 11.5 percent of net sales for the first nine months of 2015.
Restructuring Charges
Restructuring charges were $17.9 million for the first nine months of 2016 compared with $26.7 million for the first nine months of 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation.

Gain on Sales of Timberlands
There were no gains on timberland sales for the first nine months of 2016. The gain on timberland sales for the first nine months of 2015 was $24.3 million.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $9.5 million and $9.3 million for the first nine months of 2016 and 2015, respectively. See Note 5 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on the gain reported during the first nine months of 2016.
(Gain) loss on Disposal of Businesses, net
The (gain) loss on disposal of businesses was $(4.1) million and $8.5 million for the first nine months of 2016 and 2015, respectively. See Note 2 to the Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for additional information on the gain reported during the first nine months of 2016.
Operating Profit
Operating profit was $172.0 million for the first nine months of 2016 compared with $160.7 million for the first nine months of 2015. The $11.3 million increase consisted of a $37.9 million increase in the Rigid Industrial Packaging & Services segment and a $11.9 million increase in the Flexible Products & Services segment partially offset by a $12.3 million decrease in the Paper Packaging & Services segment and a $26.2 million decrease in the Land Management segment. The primary factors that contributed to the $11.3 million increase, when compared to the first nine months of 2015, were lower SG&A expenses described above, a decrease in restructuring charges of $8.8 million and an increase of $12.8 million in gain on sales of properties, plants and equipment and businesses, net which were offset by higher non-cash asset impairment charges of $22.6 million and lower timberland gains of $24.3 million.
EBITDA
EBITDA was $261.2 million for the first nine months of 2016 compared with $260.9 million for the first nine months of 2015. Depreciation, depletion and amortization expense was $95.8 million for the first nine months of 2016 compared with $100.9 million for the first nine months of 2015.
Segment Review
Rigid Industrial Packaging & Services
Net sales decreased 13.3 percent to $1,721.3 million for the first nine months of 2016 compared with $1,985.3 million for the first nine months of 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 9.3 percent and an impact due to volume decreases of 6.4 percent, primarily due to divestitures made during 2015 and 2016, partially offset by an increase in selling prices and product mix of 2.4 percent. Changes in volumes decreased net sales by 15.5 percent in North America, 7.3 percent in Latin America and 6.1 percent in Asia Pacific, primarily due to the impact of divestitures, while volume improvement increased net sales by 1.4 percent in Europe, Middle East and Africa.
Gross profit was $358.5 million for the first nine months of 2016 compared with $351.2 million for the first nine months of 2015. The $7.3 million increase in gross profit was primarily due to the positive impact of strategic volume and pricing actions, cost containment efforts, decrease in raw material costs, and a $6.0 million net charge in the third quarter 2015 related to the devaluation of inventory through costs of products sold in the Venezuelan operation of $9.3 million net of operational gross margin contribution of the Venezuelan operation of $3.3 million. Gross profit margin increased from 17.7 percent to 20.8 percent for the first nine months of 2015 and 2016, respectively. This increase was primarily attributable to gross profit margin increases from 16.8 percent to 22.7 percent in Asia Pacific, 17.2 percent to 22.0 percent in North America and 10.9 percent to 14.2 percent in Latin America for the first nine months of 2015 and 2016, respectively. In Europe, Middle East, and Africa, gross profit margins were generally flat.
Operating profit was $113.4 million for the first nine months of 2016 compared with $75.5 million for the first nine months of 2015. The $37.9 million increase was primarily attributable to the same factors impacting gross profit, a $26.3 million reduction in SG&A expense, primarily attributable to impact of foreign currency translation, an increase of $13.6 million in gain on sales of properties, plants and equipment and business, net, a reduction in restructuring costs of $9.2 million, partially offset by an increase in non-cash asset impairment charges of $18.5 million. On a geographic basis, for the first nine months of 2016, operating profit increased in Latin America by $18.0 million, North America by $13.6 million, Europe, Middle East and Africa by $6.4 million, and $0.8 million in closures and reconditioning businesses, partially offset by a decrease of $0.9 million in Asia Pacific.
EBITDA was $173.5 million for the first nine months of 2016 compared with $145.2 million for the first nine months of 2015. The $28.3 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $63.7 million for the first nine months of 2016 compared with $70.2 million for the first nine months of 2015. The decrease in depreciation, depletion and amortization expense was primarily due to the impact of divestitures, foreign currency translation, and previous non-cash impairment charges.
Paper Packaging & Services
Net sales increased to $498.1 million for the first nine months of 2016 compared with $496.3 million for the first nine months of 2015. Net volumes increased 5.7 percent from the first nine months 2015 as compared to the first nine months 2016, primarily related to increased containerboard output from the Riverville mill modernization project completed in the second quarter of 2015, and the addition of two lines in the corrugator business. These increases were offset by selling price decreases of 5.3 percent, primarily due to a reduction in published index prices impacting the first nine months 2016.
Gross profit was $105.5 million for the first nine months of 2016 compared with $117.0 million for the first nine months of 2015. Gross profit margin was 21.2 percent and 23.6 percent for the first nine months of 2016 and 2015, respectively. This decrease was due to higher production costs and lower sales price during the first nine months of 2016, as compared to the first nine months of 2015.
Operating profit was $64.4 million for the first nine months of 2016 compared with $76.7 million for the first nine months of 2015. The decrease was primarily due to the same factors impacting gross profit, as described above.
EBITDA was $88.0 million for the first nine months of 2016 compared with $98.6 million for the first nine months of 2015. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $23.6 million and $21.5 million for the first nine months of 2016 and 2015, respectively. This increase was primarily due to the completion of the Riverville modernization completed in the second quarter of 2015.
Flexible Products & Services
Net sales decreased 12.2 percent to $219.0 million for the first nine months of 2016 compared with $249.3 million for the first nine months of 2015. This decrease was attributable to volume decreases of 8.9 percent and the negative impact of foreign currency translation of 4.5 percent for the first nine months of 2016 compared with the first nine months of 2015, partially offset by an increase in selling prices of 1.2 percent.
Gross profit was $30.3 million for the first nine months of 2016 compared with $26.8 million for the first nine months of 2015. This increase was mainly due to improved margins as a result of strategic volume and pricing decisions and reductions in fixed and variable production costs, partially offset by $1.2 million in costs associated with the move to an in-house labor model in Turkey. Gross profit margin increased to 13.8 percent for the first nine months of 2016 from 10.8 percent for the first nine months of 2015.
Operating loss was $11.9 million for the first nine months of 2016 compared with an operating loss of $23.8 million for the first nine months of 2015. This improvement in operating loss was primarily due to the same factors impacting the segment’s gross profit as well as SG&A expense reductions realized as part of our transformation efforts.
EBITDA was negative $9.0 million for the first nine months of 2016 compared with negative $17.8 million for the first nine months of 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $5.9 million for the first nine months of 2016 compared with $6.6 million for the first nine months of 2015, respectively.
Land Management
Net sales increased to $17.6 million for the first nine months of 2016 compared with $17.3 million for the first nine months of 2015.

Operating profit decreased to $6.1 million for the first nine months of 2016 from $32.3 million for the first nine months of 2015. This decrease was due to no timberland gains in the first nine months of 2016 compared with $24.3 million of timberland gains in the first nine months of 2015.
EBITDA was $8.7 million and $34.9 million for the first nine months of 2016 and 2015, respectively. This decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $2.6 million for the first nine months of 2016 and 2015, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $58.2 million for the first nine months of 2016 compared with $56.2 million for the first nine months of 2015. This increase was a result of mandatorily redeemable noncontrolling interest adjustments to redemption value for the first nine months of 2016 compared to the first nine months of 2015.
U.S. and Non-U.S. Income before Income Tax Expense
Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 43.1 percent to 31.9 percent from the first nine months of 2015 to the first nine months of 2016. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges and gains and losses on the sales of businesses, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 53.2 percent to 41.7 percent from the first nine months of 2015 to the first nine months of 2016. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Nine Months Ended July 31,
	2016	2015
Non-U.S. % of Consolidated Net Sales	52.0%	53.8%
U.S. % of Consolidated Net Sales	48.0%	46.2%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	31.9%	43.1%
U.S. % of Consolidated I.B.I.T.	68.1%	56.9%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	41.7%	53.2%
U.S. % of Consolidated I.B.I.T. before Special Items	58.3%	46.8%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
	2016	2015
Non-U.S. I.B.I.T.	$33.9	$44.6
Non-cash asset impairment charges	23.4	15.4
Restructuring charges	13.1	20.1
Gain on sale of businesses	(1.6)	(9.5)
Impact of Venezuela devaluation on cost of goods sold	—	9.3
Impact of Venezuela devaluation on other income/expense	—	(4.9)
Total Non-U.S. Special Items	34.9	30.4
Non-U.S. I.B.I.T. before Special Items	$68.8	$75.0

U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
	2016	2015
U.S. I.B.I.T.	$72.5	$58.9
Non-cash asset impairment charges	21.5	6.9
Timberland gains	—	(24.3)
Restructuring charges	4.8	6.6
(Gain)/Loss on sale of businesses	(2.5)	18.0
Total U.S. Special Items	23.8	7.2
U.S. I.B.I.T. before Special Items	$96.3	$66.1

*	Income Before Income Tax Expense= I.B.I.T.
Income tax expense
The total pretax income was $106.4 million for the first nine months of 2016 compared with $103.5 million for the first nine months of 2015. Our income tax expense is impacted by the respective mix of pretax income between the U.S. and non-U.S. jurisdictions in which we operate, changes in losses from jurisdictions for which a valuation allowance has been provided and the impact of discrete items. The mix of pretax income was 68.1 percent U.S. and 31.9 percent non-U.S. for the first nine months of 2016 and was 56.9 percent U.S. and 43.1 percent non-U.S. for the first nine months of 2015. Refer to the tables above for details of the U.S and non-U.S pretax income for the periods presented.
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
Income tax expense was $38.2 million for the first nine months of 2016 and $45.8 million for the first nine months of 2015. The first nine months of 2016 income tax expense reflected the tax consequences of rebalancing our global debt, net discrete gains and losses for which there was not a proportionate tax recognized, adjustments to uncertain tax position estimates due to audit settlements and expiration of the statue of limitations on several positions, and the impact of losses in jurisdictions with a valuation allowance for which we did not receive a tax benefit.
We have estimated the reasonably possible expected net change in unrecognized tax benefits through July 31, 2017 under ASC 740. Our estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions and current year increases in uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $3.0 million. Actual results may differ materially from this estimate.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was added to net income to arrive at net income attributable to us. Net (income) loss attributable to noncontrolling interests for the first nine months of 2016 and 2015 was $(2.6) million and $1.5 million, respectively. The improvement in net (income) attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Products & Services segment.
Net income attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. was $66.4 million for the first nine months of 2016 compared to $59.5 million for the first nine months of 2015.

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
Minimum pension liability, net
Change in minimum pension liability, net for the first nine months of 2016 and 2015 was $3.5 million and $5.5 million, respectively. The decrease in comprehensive income resulting from the change in minimum pension liability, net was primarily due to changes in valuation assumptions and the impact of foreign currency translation.
BALANCE SHEET CHANGES
Working capital changes
The $14.4 million increase in accounts receivable to $418.1 million as of July 31, 2016 from $403.7 million as of October 31, 2015 was primarily due to timing of collections.
The $14.8 million decrease in accounts payable to $340.5 million as of July 31, 2016 from $355.3 million as of October 31, 2015 was primarily due to the timing of payments and benefits from early payment discounts where financially justified.
We reclassified our 6.75% Senior Notes due February 1, 2017 from Long-term debt to Current portion of long-term debt in the Consolidated Balance Sheet during the three months ended April 30, 2016. We intend to refinance these Senior Notes at their maturity date.
Other balance sheet changes
The $5.2 million decrease in assets held for sale to $11.7 million as of July 31, 2016 from $16.9 million as of October 31, 2015 was primarily due to the sale of three asset groups within the Rigid Industrial Packaging & Services segment during the second and third quarter of 2016, partially offset by the reclassifications into assets held for sale for one asset group in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment during the third quarter of 2016.
The $25.6 million decrease in prepaid expenses and other current assets to $133.7 million as of July 31, 2016 from $159.3 million as of October 31, 2015 was primarily due to the receipt of $44.2 million in full payment of a subordinated note receivable during the first quarter of 2016, partially offset by in an increase in the deferred purchase price related to accounts receivable sold of $20.2 million.
The $16.1 million decrease in goodwill to $791.0 million as of July 31, 2016 from $807.1 million as of October 31, 2015 was due to impairments recognized on goodwill allocated to divestitures, partially offset by a positive impact of foreign currency translation.
The $44.7 million decrease in properties, plants and equipment, net to $1,173.0 million as of July 31, 2016 from $1,217.7 million as of October 31, 2015 was primarily due to depreciation and the impairment of asset groups within the Rigid Industrial Packaging & Services segment, partially offset by capital expenditures incurred during the period.
The $31.9 million decrease in noncontrolling interests to $12.4 million as of July 31, 2016 from $44.3 million as of October 31, 2015 was primarily due to the reclassification of mandatorily redeemable and redeemable noncontrolling interests out of noncontrolling interests. See Note 18 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information concerning this reclassification.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows and borrowings under our senior secured credit facility and the senior notes we have issued and proceeds from our United States trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable. Our United States trade accounts receivable credit facility is scheduled to expire in September 2016, and we intend to refinance this facility on similar terms. We use these sources to fund our working capital needs, capital expenditures, dividend payments, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, debt repayment, dividend payments, potential acquisitions of businesses and other liquidity needs for at least 12 months. Alternatively, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate those funds. Those international earnings are considered to be permanently reinvested, as we have no plans or intentions to repatriate such funds for U.S. operations.
Capital Expenditures
During the first nine months of 2016, we invested $71.4 million in capital expenditures and $4.7 million in purchases of and investments in timber properties, compared with capital expenditures of $108.2 million and purchases of and investments in timber properties of $38.2 million, during the first nine months of 2015.
We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $95.0 to $110.0 million in 2016. The 2016 capital expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, Cooperage Receivables Finance B.V. and Greif Coordination Center BVBA amended and extended the term of the 2012 RPA for an additional two years. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($110.6 million as of July 31, 2016). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the RPAs are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.
See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Acquisitions, Divestitures and Other Significant Transactions
We completed four divestitures and no material acquisitions for the nine months ended July 31, 2016. The divestitures were of three nonstrategic businesses in the Rigid Industrial Packaging & Services and one in Flexible Products & Services segments.
The gain on the disposal of businesses was $4.1 million for the nine months ended July 31, 2016. Proceeds from the divestitures were $25.2 million. Additionally, we recorded notes receivable of $2.4 million for the sale of two businesses completed during the second quarter of 2016, which are expected to be collected in the fourth quarter of 2017.
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
We purchased the remaining redeemable noncontrolling interest of one of our joint ventures for $5.5 million in the third quarter of 2016. We have conditional and mandatory contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures in 2017, 2021 and 2022, at which time we may incur additional cash outflows.
Borrowing Arrangements
Long-term debt is summarized as follows (Dollars in millions):

	July 31, 2016	October 31, 2015
Amended Credit Agreement	$205.7	$217.4
Senior Notes due 2017	300.3	300.7
Senior Notes due 2019	246.7	246.0
Senior Notes due 2021	219.8	219.4
Amended Receivables Facility	75.0	147.6
Other long-term debt	11.4	15.8
	1,058.9	1,146.9
Less current portion	(300.3)	(30.7)
Long-term debt	$758.6	$1,116.2
Credit Agreement
We and two of our international subsidiaries have a senior secured credit agreement (the “Amended Credit Agreement”) with a syndicate of financial institutions.
The Amended Credit Agreement provides us with an $800 million revolving multicurrency credit facility and a $200 million term loan, both expiring in December 2017, with an option to add $250 million to the facilities with the agreement of the lenders. The $200 million term loan is scheduled to amortize by the payment of principal in the amount of $2.5 million each quarter-end for the first eight quarters, beginning January 2013, the payment of $5.0 million each quarter-end for the next twelve quarters and the payment of the remaining balance on the maturity date. In August 2014, we made an unscheduled principal payment of $25 million on the term loan portion of the Amended Credit Facility. The remaining loan balance is scheduled to amortize, beginning January 2015, by the payment of principal in the amount of $4.3 million over the next twelve quarters and the payment of the remaining balance on the maturity date. The revolving credit facility under the Amended Credit Agreement is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes and to finance acquisitions. Interest is based on a Eurodollar rate or a base rate that resets periodically plus an agreed upon margin amount. The total available borrowing under this facility was $705.1 million as of July 31, 2016, which included a reduction of $14.4 million for outstanding letters of credit, all of which is available without violating covenants. The weighted average interest rate under the Amended Credit Agreement was 1.91% for the nine months ended July 31, 2016.
The Amended Credit Agreement contains financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our consolidated adjusted EBITDA to (b) our consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”). As of July 31, 2016, we were in compliance with these covenants.
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
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2016, we were in compliance with these covenants. These Senior Notes were reclassified to current portion of long-term debt in the Condensed Consolidated Balance Sheets in Item 1 of this Form 10-Q as of July 31, 2016. We intend to refinance these Senior Notes prior to their stated maturity date.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then existing revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2016, we were in compliance with these covenants.
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of Greif, Inc. or of the issuer and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of July 31, 2016, we were in compliance with these covenants.
The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.
United States Trade Accounts Receivable Credit Facility
We and certain of our domestic subsidiaries have a $150.0 million United States Accounts Receivable Credit Facility (the “Amended Receivables Facility”) with a financial institution. The Amended Receivables Facility matures in September 2016, and we intend to refinance this facility in similar terms. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Amended Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Amended Receivables Facility. The Amended Receivables Facility also contains certain covenants and events of default, including a requirement that, at the end of any fiscal quarter, we will not permit the Interest Coverage Ratio Covenant to be less than 3.00 to 1 during the applicable trailing twelve-month period. As of July 31, 2016, we were in compliance with this covenant. Proceeds of the Amended Receivables Facility are available for working capital and general corporate purposes.

Financial Instruments
Interest Rate Derivatives
As of July 31, 2016, we have no interest rate derivatives. We may use interest rate derivatives in the future to manage exposure to interest rate fluctuations as needed.
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
As of July 31, 2016, we had outstanding foreign currency forward contracts in the notional amount of $85.1 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Gains recorded under fair value contracts were $0.6 million for the three months ended July 31, 2015. Losses recorded under fair value contracts were $2.0 million for the three months ended July 31, 2016; and were $2.3 million and $6.2 million for the nine months ended July 31, 2016 and 2015, respectively.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. In April 2016, the Stock Repurchase Committee authorized us to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during the second quarter. There have been no other shares repurchased under this program from November 1, 2014 through July 31, 2016. As of July 31, 2016, we had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock.
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

However, the material weakness will not be considered remediated until the applicable internal controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness in our internal controls over financial reporting related to accounting for income taxes, including deferred income taxes and uncertain tax positions, had not been remediated as of July 31, 2016.
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
Management believes the foregoing efforts will effectively remediate the above identified material weakness. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are effective and there is no assurance that additional remediation steps will not be necessary. While progress has been made related to the remediation activities noted above, deficiencies in access and change management controls in several key systems and reliance on data generated from those IT systems have not yet been proven to be remediated. Accordingly, the material weakness in our internal controls over financial reporting related to information technology general controls in the areas of user access, change management and key reports had not been remediated as of July 31, 2016.
As part of the process of remediating our material weaknesses discussed above, management continues to evaluate resources, change and expand roles and responsibilities of key personnel and make changes to certain processes related to financial close, systems and financial reporting. We continue to consolidate some of our transaction processing and general accounting activities onto a common, company-wide management information and accounting system, including the conversion of several of our U.S. plants and our U.S. based shared services during the quarter. We have also continued implementation of a global account reconciliation and monitoring tool. These changes are intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2015 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2015	—		—	815,728
December 2015	—		—	815,728
January 2016	—		—	815,728
February 2016	—		—	815,728
March 2016	—		—	815,728
April 2016	—		—	705,487
May 2016	—		—	705,487
June 2016	—		—	705,487
July 2016	—		—	705,487
Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2015	—		—	815,728
December 2015	—		—	815,728
January 2016	—		—	815,728
February 2016	—		—	815,728
March 2016	—		—	815,728
April 2016	110,241	$47.62	110,241	705,487
May 2016	—		—	705,487
June 2016	—		—	705,487
July 2016	—		—	705,487
_______________

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2016, the maximum number of shares that may yet be purchased was 705,487 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 2, 2016	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer