Form 10-K
period 2016-10-31
GREIF INC
filed 2016-12-21
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-00566
_________________________________________________
 GREIF, INC.
 (Exact name of Registrant as specified in its charter)
_________________________________________________

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
_________________________________________________
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
Non-voting common equity (Class A Common Stock) – $865,741,576
Voting common equity (Class B Common Stock) – $248,148,145
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 16, 2016, was as follows:
Class A Common Stock – 25,781,791
Class B Common Stock – 22,009,725
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 28, 2017 (the “2017 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2017 Proxy Statement will be filed within 120 days of October 31, 2016.

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS
All statements, other than statements of historical facts, included in this Annual Report on Form 10-K of Greif, Inc. and subsidiaries (this “Form 10-K”) or incorporated herein, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs, goals and plans and objectives of management for future operations and initiatives, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” "aspiration," "objective," “project,” “believe,” “continue,” “on track” or “target” or the negative thereof or variations thereon or similar terminology. All forward-looking statements made in this Form 10-K are based on information currently available to our management. Forward-looking statements speak only as of the date the statements were made. Although we believe that the expectations reflected in forward-looking statements have a reasonable basis, we can give no assurance that these expectations will prove to be correct. Forward-looking statements are subject to risks and uncertainties that could cause actual events or results to differ materially from those expressed in or implied by the statements. For a discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those projected, see “Risk Factors” in Item 1A of this Form 10-K. The risks described in this Form 10-K are not all inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All forward-looking statements made in this Form 10-K are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM  1. BUSINESS

(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 45 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce containerboard and corrugated products for niche markets in North America. We are also a leading global producer of flexible intermediate bulk containers. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
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
Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2016, 2015 or 2014, or to any quarter of those years, relate to the fiscal year ended in that year.
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
In the Paper Packaging & Services segment, we sell containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. Our corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications.
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

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2016, we owned 244,548 acres of timber property in the southeastern United States. During the fourth quarter 2015, we sold approximately 5,200 acres of development properties in Canada, which represented all of our remaining timber properties in Canada.
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
Based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2016.
We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2017.
Refer also to Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for 2016, 2015 and 2014, and our reserves for environmental liabilities as of October 31, 2016.
Raw Materials
Steel, resin and containerboard, as well as used industrial packaging for reconditioning, are the principal raw materials for the Rigid Industrial Packaging & Services segment, resin is the primary raw material for the Flexible Products & Services segment, and pulpwood, old corrugated containers for recycling and containerboard are the principal raw materials for the Paper

Packaging & Services segment. We satisfy most of our needs for these raw materials through purchases on the open market or under short-term and long-term supply agreements. All of these raw materials are purchased in highly competitive, price-sensitive markets, which have historically exhibited price, demand and supply cyclicality. From time to time, some of these raw materials have been in short supply at certain of our manufacturing facilities. In those situations, we ship the raw materials in short supply from one or more of our other facilities with sufficient supply to the facility or facilities experiencing the shortage. To date, raw material shortages have not had a material adverse effect on our financial condition or results of operations.

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
Employees
As of October 31, 2016, we had approximately 12,370 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.
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
(f) Other Matters
Our common equity securities are listed on the New York Stock Exchange (“NYSE”) under the symbols GEF and GEF.B. Our Chief Executive Officer has timely certified to the NYSE that, at the date of the certification, he was unaware of any violation by our Company of the NYSE’s corporate governance listing standards. In addition, our Chief Executive Officer and Chief Financial Officer have provided certain certifications in this Form 10-K regarding the quality of our public disclosures. Refer to Exhibits 31.1 and 31.2 to this Form 10-K.
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
Historically, our Business has been Sensitive to Changes in General Economic or Business Conditions.
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical, mineral products, packaging, automotive, and building products industries, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of a large number of factors outside our control, including economic recessions, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, changes in published pricing indices, and fluctuations in interest. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate could have a material adverse effect on our business, results of operations and financial condition.
We may not Successfully Implement our Business Strategies, Including Achieving our Transformation and Growth Objectives.
We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our transformation, growth and other initiatives. Our various business strategies and initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these transformation and growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these transformation and growth initiatives and business strategies adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros, Turkish Lira, Russian Rubles and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:

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
The equipment that we use in our manufacturing operations is expensive and requires continued maintenance. We require significant capital investment to maintain our equipment. If our existing sources of capital prove insufficient, there can be no assurance that we will be able to obtain capital to finance these expenditures on favorable terms, or at all. Any inability by us to maintain our equipment as needed or any inability to obtain capital for expenditures on equipment maintenance on favorable terms could have an adverse effect on our business, financial position and results of operations.

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
In addition, some rigid industrial packaging products are made from raw materials that are subject to pronounced price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, and oil, which in turn affects the price of resin for plastic drums. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of rigid industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. Although price is the primary basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our business, results of operations and financial condition could be adversely affected.
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
Raw Material and Energy Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. For example, the availability of these raw materials and/or our ability to purchase and transport these raw materials may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters or a substantial economic downturn in the industries that provide any of those products. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.

Geopolitical Conditions, Including Direct or Indirect Acts of War or Terrorism, Could Have A Material Adverse Effect on our Operations and Financial Results.
Our operations could be disrupted by geopolitical conditions such as international boycotts and sanctions, acts of war, terrorist activity or other similar events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-source supplier programs on many of our materials which would better enable us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions.
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
In Connection With Acquisitions or Divestitures, We may become Subject to Liabilities.
In connection with any acquisitions or divestitures, we may become subject to liabilities or legal claims, including but not limited to third party liability and other tort claims; claims for breach of contract; employment-related claims; environmental, health and safety liabilities, conditions or damage; permitting, regulatory or other compliance with law issues; or tax liabilities. If we become subject to any of these liabilities or claims, and they are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. These liabilities, if they materialize, could have a material adverse effect on our business, financial condition and results of operations.
We may Incur Additional Restructuring Costs and there is no Guarantee that our Efforts to Reduce Costs Will Be Successful.
We have restructured portions of our operations from time to time in recent years, particularly following acquisitions of businesses and periods of economic downturn due to recent and current global economic conditions. We are implementing a strategy to improve our business portfolio, address underperforming assets and generate additional cash. This strategy includes selling, general and administrative ("SG&A") reductions throughout the company and has and will likely continue to result in the rationalization of manufacturing facilities.

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

Certain of the Agreements that Govern our Joint Ventures Provide our Partners With Put or Call Options.
The agreements that govern certain of our current joint ventures under certain circumstances provide the joint venture partner with the right to sell their participation in the joint venture to us or the right to acquire our participation in the joint venture. Some of the joint venture agreements provide that the joint venture partner can sell its participation for a certain purchase price calculated on the basis of a fixed multiple. Such put and call rights may result in financial risks for us. In addition, such rights could negatively impact our operations if as a result of their exercise we lose access to members of our management teams that are familiar with local markets or distribution and manufacturing channels.

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
We may not Successfully Identify Illegal Immigrants in our Workforce.
Our business is subject to laws regarding employment of illegal immigrants. Although we have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, which could have an adverse effect on our business, financial condition and results of operations.
Our Pension and Postretirement Plans are Underfunded and will Require Future Cash Contributions, and our Required Future Cash Contributions could be Higher than we Expect, each of which could have a Material Adverse Effect on our Financial Condition and Liquidity.
We sponsor various pension and similar benefit plans worldwide.
Our U.S. and non-U.S. pension and postretirement plans were underfunded by an aggregate of $149.7 million and $21.6 million, respectively, as of October 31, 2016. We are legally required to make cash contributions to our pension plans in the future, and those cash contributions could be material.
In fiscal 2017, we expect to make cash contributions of approximately $18.3 million and $3.6 million to our U.S. and non-U.S. pension and postretirement plans, respectively, which we believe will be sufficient to meet the minimum funding requirements under applicable laws. However, our future funding obligations for our pension and postretirement plans depend upon the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. Accordingly, our future funding requirements for our pension and postretirement plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
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
Our IT systems exist on platforms in over 45 countries, many of which have been acquired in connection with business acquisitions, resulting in a complex technical infrastructure. Such complexity creates difficulties and inefficiencies in monitoring business results and consolidating financial data and could result in a material adverse effect on our business, results of operations and financial condition. In order to reduce this complexity, we are in the process of implementing a standard IT platform project to transition from many of the former systems to a single system. Given its scope, this project will take several years to complete and will require significant human and financial resources. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not exist in our systems.
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
At the European Union, or EU, level, many laws and regulations are designed to protect human health and the environment. For example, Directive 2004/35/EC concerns obligations to remedy damages to the environment, which could require us to remediate contamination identified at sites we own or use. Other EU directives limit pollution from industrial activities, reduce emissions to air, water and soil, protect water resources, reduce waste, protect employee health and safety and regulate the registration, evaluation, authorization and restriction of chemicals. See “Business-Regulation.” Failure to comply with these laws, or a change in the applicable legal framework, could affect our business, results of operations and financial condition.
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

We are subject to the annual disclosure and reporting requirements regarding the use of “conflict minerals” from the Democratic Republic of the Congo and adjoining countries pursuant to Section 1502 of The Dodd-Frank Wall Street Reform and Consumer Protection Act. These requirements could affect the sourcing, availability and cost of minerals used in the manufacture of certain of our products. We have incurred and will continue to incur costs associated with complying with these supply chain due diligence procedures. In addition, because our supply chain is complex, we may face reputation challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins of all minerals used in our products through the due diligence procedures that we implement.
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

Product Liability Claims and Other Legal Proceedings could Adversely Affect our Operations and Financial Performance.
We produce products and provide services related to other parties’ products, including sensitive products such as food ingredients, pharmaceutical ingredients and hazardous substances. Incidents involving these product types can involve risk of recall, contamination, spillage, leakage, fires, and explosions, which can threaten individual health and cause the breakdown or failure of equipment or processes and the performance of facilities below expected levels of capacity. If any of our customers have such accidents involving our products, they may bring product liability claims against us. While we have built extensive operational processes to ensure that the design and manufacture of our products meet rigorous quality standards, there can be no assurance that we or our customers will not experience operational process failures that could result in potential product, safety, regulatory or environmental claims and associated litigation. We are also subject to a variety of legal proceedings and legal compliance risks in our areas of operation around the globe. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. In accordance with customary practice, we maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels at all. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.
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
The Frequency and Volume of our Timber and Timberland Sales will Impact our Financial Performance.
We have a significant inventory of standing timber and timberland and 20,803 acres of special use properties in the United States as of October 31, 2016. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition and results of operations. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.
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

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of October 31, 2016. In the past, we have reported material weaknesses in the adequacy of our internal controls, and there is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain effective internal controls, we could report material weaknesses in the future, indicating that there is a reasonable possibility that our financial statements that do not accurately reflect our financial condition.
The Company has a Significant Amount of Goodwill and Long-lived Assets which, if Impaired in the Future, would Adversely Impact our Results of Operations.
Our goodwill could be impaired if the fair value of any particular reporting unit is less than the carrying value of that reporting unit. Impairment of the Company’s goodwill would reduce the Company’s net income in the period of any such write down. At October 31, 2016, the carrying value of the Company’s goodwill was $786.4 million. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill.
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

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES
Algeria	Steel drums	—	1
Argentina	Steel and plastic drums, water bottles and distribution centers	2	1
Australia	Closures	—	2
Austria	Steel drums, intermediate bulk containers and reconditioned containers and services	—	1
Belgium	Steel and plastic drums, and shared services	2	1
Brazil	Steel and plastic drums, closures, warehouse and general office	5	5
Canada	Steel and plastic drums	2	—
Chile	Steel drums, water bottles and distribution centers	1	1
China	Steel drums, closures, packaging services, warehouse and general offices	9	—
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel Drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	—	1
Egypt	Steel drums	1	—
France	Steel and plastic drums, closures, reconditioned containers and services and distribution center	3	1
Germany	Fibre, steel and plastic drums, closures, intermediate bulk containers and distribution centers	5	2
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums and shared services	1	1
Israel	Steel, plastic and fibre drums and intermediate bulk containers	—	1
Italy	Steel and plastic drums, closures, intermediate bulk containers and distribution center	1	5
Jamaica	Water bottles and distribution center	—	1
Kazakhstan	General office	—	1
Kenya	Steel drums	—	1
Malaysia	Steel and plastic drums	1	—
Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	3
Morocco	Steel and plastic drums	1	—
Netherlands	Fibre and steel drums, closures, paints and linings, research center and general offices	4	—
Nigeria	Steel drums	—	3
Norway	Idle	1	—
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles, intermediate bulk containers and general office	7	1
Saudi Arabia	Steel drums	—	2

Singapore	Steel drums and plastic drums	1	—
South Africa	Steel and plastic drums and distribution center	2	1
Spain	Steel drums and distribution center	2	1
Sweden	Steel and plastic drums, intermediate bulk containers and distribution center	1	1
Turkey	Steel drums	1	—
Ukraine	Distribution center and water bottles	—	1
United Arab Emirates	Idle	1	—
United Kingdom	Steel drums, reconditioned containers and services and distribution centers	2	—
United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, distribution centers and packaging services	18	25
Venezuela	Steel and plastic drums	2	—
Vietnam	Steel drums	1	—

Location	Products or Use	Owned	Leased
FLEXIBLE PRODUCTS & SERVICES:
Belgium	Manufacturing plant	—	1
Brazil	Distribution center	—	1
China	Manufacturing plant	—	1
Chile	Distribution center	—	1
France	Manufacturing plant and distribution centers	1	3
Germany	Manufacturing plant and general office	—	2
India	General office	—	1
Ireland	Distribution center	—	1
Mexico	Manufacturing plant	—	1
Morocco	General office	—	1
Netherlands	Manufacturing plant, distribution centers and general office	—	2
Pakistan	Manufacturing plants	—	3
Portugal	Manufacturing plant	—	1
Romania	Manufacturing plants	—	2
Saudi Arabia	Idle	—	1
Spain	Distribution center	—	1
Turkey	Manufacturing plants	—	3
Ukraine	Manufacturing plant	1	—
United Kingdom	Manufacturing plant	—	1
United States	Distribution centers	—	2
Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased
PAPER PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, investment property, general offices and distribution centers	12	1
LAND MANAGEMENT:
United States	General offices	2	2
CORPORATE:
Luxembourg	General office	—	1
United States	Principal and general offices	2	—
We also own a substantial amount of timber properties. Our timber properties consisted of 244,548 acres in the southeastern United States as of October 31, 2016.
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
2016 Dividends per Share – Class A $1.68; Class B $2.51
2015 Dividends per Share – Class A $1.68; Class B $2.51
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
In April 2016, the Stock Repurchase Committee authorized us to repurchase 110,241 shares of Class B Common Stock and those shares were repurchased during April.

Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2011 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.
The Peer Index comprises the containers and packaging index as shown by Dow Jones.
Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2017 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The five-year selected financial data is as follows (Dollars in millions, except per share amounts):

As of and for the years ended October 31,	2016	2015	2014	2013	2012
Net sales	$3,323.6	$3,616.7	$4,239.1	$4,219.9	$4,129.5
Net income attributable to Greif, Inc.	$74.9	$71.9	$91.5	$144.7	$118.1
Total assets	$3,153.0	$3,315.7	$3,667.4	$3,886.7	$3,855.9
Long-term debt, including current portion of long-term debt	$974.6	$1,146.9	$1,105.0	$1,217.2	$1,200.3
Basic earnings per share:
Class A Common Stock	$1.28	$1.23	$1.56	$2.47	$2.03
Class B Common Stock	$1.90	$1.83	$2.33	$3.70	$3.03
Diluted earnings per share:
Class A Common Stock	$1.28	$1.23	$1.56	$2.47	$2.03
Class B Common Stock	$1.90	$1.83	$2.33	$3.70	$3.03
Dividends per share:
Class A Common Stock	$1.68	$1.68	$1.68	$1.68	$1.68
Class B Common Stock	$2.51	$2.51	$2.51	$2.51	$2.51

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Greif,” “the Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
Greif Business System and Transformation Initiative
We developed and use the “Greif Business System,” a quantitative, systematic and disciplined process, to improve productivity, increase profitability, reduce costs and drive shareholder value. During the fourth quarter 2014, we announced our new transformation initiative, which is a holistic plan to improve our financial performance and reward our shareholders. At its core, this plan is intended to restructure the company by enhancing the Greif Business System through refocused efforts on operational efficiency, customer service, working capital, and sourcing and supply chain; reducing complexity; the consolidation and optimization of our manufacturing network; the sale of selected non-core assets; the reduction of selling, general, and administrative ("SG&A") costs; and implementing growth initiatives. We are currently in the execution phase of the transformation initiative and expect our work plans to continue through early 2018.

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
The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization. Since we do not calculate net income by segment, EBITDA by segment is reconciled to operating profit by segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. Additionally, EBITDA is a metric considered by debt holders and certain investors as an indicator of our ability to generate cash flow. EBITDA, as a non-GAAP financial measure, should not be considered an alternative or substitute for, and should not be considered superior to, any of our GAAP financial measures. Accordingly, users of this financial information should not place undue reliance on EBITDA.

The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for 2016, 2015 and 2014 (Dollars in millions):

For the year ended October 31,	2016	2015	2014
Net sales
Rigid Industrial Packaging & Services	$2,324.2	$2,586.4	$3,077.0
Paper Packaging & Services	687.1	676.1	706.8
Flexible Products & Services	288.1	322.6	425.8
Land Management	24.2	31.6	29.5
Total net sales	$3,323.6	$3,616.7	$4,239.1
Operating profit (loss):
Rigid Industrial Packaging & Services	$143.9	$86.4	$170.1
Paper Packaging & Services	89.1	109.3	125.8
Flexible Products & Services	(15.5)	(36.6)	(78.6)
Land Management	8.1	33.7	32.0
Total operating profit	$225.6	$192.8	$249.3
EBITDA:
Rigid Industrial Packaging & Services	$223.8	$179.5	$273.6
Paper Packaging & Services	120.7	138.4	155.6
Flexible Products & Services	(11.3)	(29.9)	(68.0)
Land Management	11.9	37.0	36.3
Total EBITDA	$345.1	$325.0	$397.5
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for 2016, 2015 and 2014 (Dollars in millions):

For the year ended October 31,	2016	2015	2014
Net income	$75.5	$67.2	$44.9
Plus: interest expense, net	75.4	74.8	81.8
Plus: income tax expense	66.5	48.4	115.0
Plus: depreciation, depletion and amortization expense	127.7	134.6	155.8
EBITDA	$345.1	$325.0	$397.5
Net income	$75.5	$67.2	$44.9
Plus: interest expense, net	75.4	74.8	81.8
Plus: income tax expense	66.5	48.4	115.0
Plus: other expense, net	9.0	3.2	9.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.8)	(1.9)
Operating profit	225.6	192.8	249.3
Less: other expense, net	9.0	3.2	9.5
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.8)	(1.9)
Plus: depreciation, depletion and amortization expense	127.7	134.6	155.8
EBITDA	$345.1	$325.0	$397.5

The following table sets forth EBITDA for each of our business segments, reconciled to the operating profit (loss) for each segment, for 2016, 2015 and 2014 (Dollars in millions):

For the year ended October 31,	2016	2015	2014
Rigid Industrial Packaging & Services
Operating profit	$143.9	$86.4	$170.1
Less: other expense, net	5.5	1.3	6.8
Less: equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.4)	(1.9)
Plus: depreciation and amortization expense	84.6	94.0	108.4
EBITDA	$223.8	$179.5	$273.6
Paper Packaging & Services
Operating profit	$89.1	$109.3	$125.8
Less: other income, net	—	(0.4)	—
Plus: depreciation and amortization expense	31.6	28.7	29.8
EBITDA	$120.7	$138.4	$155.6
Flexible Products & Services
Operating loss	$(15.5)	$(36.6)	$(78.6)
Less: other expense, net	3.5	2.3	2.7
Less: equity earnings of unconsolidated affiliates, net of tax	—	(0.4)	—
Plus: depreciation and amortization expense	7.7	8.6	13.3
EBITDA	$(11.3)	$(29.9)	$(68.0)
Land Management
Operating profit	$8.1	$33.7	$32.0
Plus: depreciation, depletion and amortization expense	3.8	3.3	4.3
EBITDA	11.9	37.0	36.3
Consolidated EBITDA	$345.1	$325.0	$397.5
Year 2016 Compared to Year 2015
Net Sales
Net sales were $3,323.6 million for 2016 compared with $3,616.7 million for 2015. The 8.1 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 5.8 percent, primarily attributable to the revaluation of our Venezuelan operations in 2015, a decrease in volumes, largely attributable to divestitures completed during 2015 and 2016, partially offset by a slight increase in prices and product mix due to the impact of strategic volume and pricing decisions.
Gross Profit
Gross profit was $684.9 million for 2016 compared with $669.8 million for 2015. The improvement in gross profit was primarily due to divestitures of low margin businesses and the impact of strategic volume and pricing decisions noted in Net Sales above. Specific discussion of the changes in gross profit for each business segment are described in the "Segment Review." Gross profit margin was 20.6 percent for 2016 compared to 18.5 percent for 2015.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased 8.8 percent to $376.8 million for 2016 from $413.2 million for 2015. This decrease was primarily due to divestitures of $6.9 million and the impact of foreign currency translation of $33.8 million, partially offset by an increase in incentive compensation due to improved business performance. SG&A expenses were 11.3 percent of net sales for 2016 compared with 11.4 percent of net sales for 2015.
Restructuring Charges
Restructuring charges were $26.9 million for 2016 compared with $40.0 million for 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation. Restructuring activities and associated costs during 2016 are anticipated to deliver annual run-rate savings of approximately $18.2 million with payback periods ranging from one to three years among the plans. We anticipate completion of the current restructuring programs by early 2018. Refer to Note 7 – Restructuring Charges, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Impairment Charges
Non-cash asset impairment charges were $51.4 million for 2016 compared with $45.9 million for 2015. In 2016, these charges were primarily related to plant closures and sales of businesses within the Rigid Industrial Packaging & Services and Flexible Products & Services segments and information technology software identified as obsolete. Charges in 2015 related to Venezuelan property, plants, and equipment, information technology software identified as obsolete and plant closures within the Rigid Industrial Packaging & Services segment. Refer to Note 10 – Financial Instruments and Fair Value Measurements, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Timberland Gains
There were no gains on timberland sales for 2016 compared with $24.3 million for 2015.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants, and equipment, net was $10.3 million and $7.0 million for 2016 and 2015, respectively. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Loss on Disposal of Businesses, net
The loss on disposal of businesses was $14.5 million and $9.2 million for 2016 and 2015, respectively. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Operating Profit
Operating profit was $225.6 million for 2016 compared with $192.8 million for 2015. The $32.8 million increase consisted of increases of $57.5 million and $21.1 million in the Rigid Industrial Packaging & Services and the Flexible Products & Services segments, respectively, partially offset by decreases of $20.2 million and $25.6 million in the Paper Packaging & Services and Land Management segments, respectively. The primary factors that contributed to the $32.8 million increase, when compared to 2015, were improvements in gross profit margin, lower SG&A expenses, lower restructuring charges of $13.1 million, partially offset by lower timberland gains of $24.3 million, all described above.
EBITDA
EBITDA was $345.1 million and $325.0 million for 2016 and 2015, respectively. The increase in EBITDA was primarily due to the same factors impacting operating profit described above. Depreciation, depletion and amortization expense was $127.7 million for 2016 compared with $134.6 million for 2015. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures, partially offset by an increase in the Paper Packaging & Services segment, primarily due to the completion of the Riverville modernization project completed in the second quarter of 2015.
Trends
In fiscal year 2017, we expect our results to benefit from further execution of our transformation efforts. These improvements are expected to be achieved despite the continuation of a sluggish global industrial economy and continued strengthening of the U.S. dollar relative to other currencies adversely impacting our results.
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
Net sales decreased 10.1 percent to $2,324.2 million in 2016 from $2,586.4 million in 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 7.6 percent, primarily attributable to the remeasurement of our Venezuelan operations in August of 2015, and a net volume decrease, primarily due to the impact of divestitures, partially offset by the impact of prices and product mix.
Gross profit was $489.4 million for 2016 compared with $463.4 million for 2015. The $26.0 million increase in gross profit was primarily due to the positive impact of strategic volume and pricing actions, cost containment efforts, decreases in raw material costs, and a $6.0 million net charge in 2015 related to the devaluation of inventory through costs of products sold in the Venezuelan operation of $9.3 million, net of operational gross margin contribution of the Venezuelan operation of $3.3 million. Gross profit margin increased to 21.1 percent from 17.9 percent in 2015. Gross profit margin increased from 17.3 percent to 22.8 percent in North America, from 17.3 percent to 21.4 percent in Asia Pacific, from 17.8 percent to 18.2 percent in Europe, Middle East, and Africa and from 11.0 percent to 15.0 percent in Latin America from 2015 to 2016, respectively.
Operating profit was $143.9 million for 2016 compared with $86.4 million for 2015. The $57.5 million increase was primarily attributable to the same factors impacting gross profit, a $25.4 million reduction in SG&A expenses and a reduction in restructuring costs of $10.6 million, partially offset by an increase of $4.6 million in loss on sales of properties, plants and equipment and businesses, net. On a geographic basis, operating profit increased $29.4 million in North America, $22.5 million in Latin America, $3.6 million in Europe, Middle East and Africa, $1.1 million in Asia Pacific, and $0.9 million in our closures and reconditioning businesses.
EBITDA was $223.8 million for 2016 compared with $179.5 million for 2015. The $44.3 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $84.6 million for 2016 compared with $94.0 million for 2015. The reduction in depreciation, depletion and amortization expense was primarily due to impact of divestitures.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.
Net sales increased 1.6 percent to $687.1 million for 2016 compared with $676.1 million for 2015. Net volumes increased 6.1 percent from 2015 to 2016, primarily related to increased containerboard output largely due to the Riverville mill modernization project completed in the second quarter of 2015, and the addition of two product lines in the corrugator business. These increases were partially offset by selling price decreases of 4.6 percent, primarily due to a reduction in published containerboard index prices impacting 2016.
Gross profit was $144.5 million for 2016 compared with $163.5 million for 2015. Gross profit margin was 21.0 percent and 24.2 percent for 2016 and 2015, respectively. This decrease was due to an increase in input costs, primarily old corrugated container costs, during 2016 compared to 2015 and the decrease in selling prices described above.
Operating profit was $89.1 million for 2016 compared with $109.3 million for 2015. The decrease was primarily due to the same factors impacting net sales and gross profit, as described above.
EBITDA was $120.7 million for 2016 compared with $138.4 million for 2015. The decrease in EBITDA was primarily due to the same factors impacting net sales and gross profit, as described above. Depreciation, depletion and amortization expense was $31.6 million and $28.7 million for 2016 and 2015, respectively. The increase in depreciation, depletion and amortization was primarily due to the completion of the Riverville modernization project in the second quarter of 2015.

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
Net sales decreased 10.7 percent to $288.1 million for 2016 compared with $322.6 million for 2015. This decrease was attributable to volume decreases of 6.7 percent and the negative impact of foreign currency translation of 3.5 percent for 2016 compared with 2015.
Gross profit was $42.0 million for 2016 compared with $33.8 million for 2015. This increase was mainly due to improved margins as a result of strategic volume and pricing decisions and reductions in fixed and variable productions costs, partially offset by $1.2 million in costs associated with the move to an in-house labor model in Turkey. Gross profit margin increased to 14.6 percent for 2016 from 10.5 percent for 2015.
Operating loss was $15.5 million for 2016 compared with an operating loss of $36.6 million for 2015. This improvement in operating loss was primarily due to the same factors impacting the segment's gross profit, as well as SG&A cost savings of $12.3 million realized as part of our transformation efforts.
EBITDA was negative $11.3 million for 2016 compared with negative $29.9 million for 2015. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $7.7 million for 2016 compared with $8.6 million for 2015, respectively.
Land Management
As of October 31, 2016, our Land Management segment consisted of 244,548 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
We report the sale of timberland property in "timberland gains," the sale of HBU and surplus property in “gain on disposal of properties, plants and equipment, net” and the sale of timber and development property under “net sales” and “cost of products sold" in our consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.

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
As of October 31, 2016, we estimated that there were 20,803 acres in the United States of special use property, which we expect will be available for sale in the next five to seven years.
Net sales were $24.2 million and $31.6 million for 2016 and 2015, respectively. The decrease in net sales was primarily due to the sale of our remaining 5,200 acres of development properties in Canada during the fourth quarter of 2015.
Operating profit decreased to $8.1 million for 2016 from $33.7 million for 2015. This decrease was due to no timberland gains in 2016, compared with $24.3 million of timberland gains in 2015 and lower net sales in 2016.
EBITDA was $11.9 million and $37.0 million for 2016 and 2015, respectively. This decrease was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $3.8 million for 2016 compared with $3.3 million for 2015.
Other Income Statement Changes
Interest Expense, Net
Interest expense, net was $75.4 million and $74.8 million for 2016 and 2015, respectively. This increase was a result of mandatorily redeemable noncontrolling interest adjustments to redemption value recorded in 2016.
Other Expense, Net
Other expense, net was $9.0 million and $3.2 million for 2016 and 2015, respectively. The increase in other expense was due to a net gain of $4.9 million related to the remeasurement of our Venezuelan monetary assets and liabilities during 2015.
U.S. and Non-U.S. Income before Income Tax Expense
Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 39.0 percent to 35.3 percent for the years ended October 31, 2015 and 2016, respectively. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges, acquisition-related costs, gains and losses on the sales of businesses, remeasurement of our Venezuelan monetary assets and liabilities and the Venezuelan non-monetary inventory adjustment to net realizable value, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 53.9 percent to 50.0 percent for the years ended October 31, 2015 and 2016, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Year ended October 31,
	2016	2015
Non-U.S. % of Consolidated Net Sales	51.5%	53.3%
U.S. % of Consolidated Net Sales	48.5%	46.7%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	35.3%	39.0%
U.S. % of Consolidated I.B.I.T.	64.7%	61.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	50.0%	53.9%
U.S. % of Consolidated I.B.I.T. before Special Items	50.0%	46.1%
	100.0%	100.0%
Non-U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2016	2015
Non-U.S. I.B.I.T.	49.9	44.8
Non-cash asset impairment charges	29.9	35.3
Restructuring charges	20.5	27.3
(Gain) Loss on sale of businesses	16.6	(9.4)
Impact of Venezuela devalutaion on cost of goods sold	—	9.3
Impact of Venezuela devalutaion on other income/expense	—	(4.9)
Total Non-U.S. Special Items	67.0	57.6
Non-U.S. I.B.I.T. before Special Items	116.9	102.4
U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2016	2015
U.S. I.B.I.T.	91.3	70.0
Non-cash asset impairment charges	21.5	10.6
Timberland gains	—	(24.3)
Restructuring charges	6.4	12.7
(Gain) Loss on sale of businesses	(2.1)	18.6
Total U.S. Special Items	25.8	17.6
U.S. I.B.I.T. before Special Items	117.1	87.6

*	Income Before Income Tax expense = I.B.I.T.
Income Tax Expense
We have operations in over 45 countries. Operations outside of the United States are subject to additional risks that may not exist, or be as significant, within the United States. Our global operations in these countries results in the need to address complex and varying tax systems on a constantly changing basis.
Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses as of the balance sheet date. The multitude of tax jurisdictions, with varying laws, creates a level of uncertainty, and significant judgment is required when addressing the complex tax systems. Our effective tax rate and the amount of taxes we pay are dependent upon various factors, including the following: the laws and regulations of the tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through the non-deductible write-off of goodwill allocated to divestitures and impairment of other intangibles; the ability to realize deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions; and changes in tax laws, regulations, administrative rulings and common law.
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
The effective tax rate for 2016 was 47.1 percent compared to 42.2 percent for 2015. The primary items that increased the 2015 effective tax rate from the federal statutory rate were the exchange rate change impacting the balance sheet for our Venezuela business, unrecognized tax benefits, net increase in valuation allowances, withholding taxes and the non-deductible write-off of goodwill allocated to divestitures and impairment of other intangibles. Cumulatively, these items impacted the 2015 effective tax rate by approximately 14.0 percent.
The primary items which increased our effective income tax rate from the federal statutory rate in 2016 were non-deductible expenses, such as the write-off of goodwill allocated to divestitures and impairments, withholding taxes, unrecognized tax benefits, state and local taxes, net of federal tax benefit, the net impact of changes in valuation allowances due to changes in circumstances in several legal entities and other tax items. Cumulatively, these items impacted our 2016 effective income tax rate by approximately 28.0 percent. This increase was offset by the impact of foreign tax rates and permanent book-tax differences, which decreased our effective income tax rate by approximately 15.9 percent in 2016. In both 2016 and 2015, the items that materially increased our effective income tax rate from the federal statutory rate were related to non-U.S. operations.
During 2016, the valuation allowance account increased by $2.6 million, which consisted of the following: $0.8 million of increases due to currency translation; $2.2 million of net increases in new valuation allowances; and $0.4 million of net incremental decreases against net operating losses and other net deferred tax assets. The impact of the increase in valuation allowances was not material to our 2016 effective tax rate.
During 2015, the valuation allowance account decreased by $19.0 million, which consisted of the following: $17.9 million of decreases due to currency translation; $3.4 million of net increases in new valuation allowances; and $4.5 million of net incremental decreases against net operating losses and other net deferred tax assets. The impact of the decrease in valuation allowances was not material to our 2015 effective tax rate.

We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates of income tax liabilities recognized for uncertain tax positions following the guidance of Accounting Standards Codification (“ASC”) 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and other complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2016 and 2015, recognition of uncertain tax positions increased due to new positions primarily attributable to non-U.S. jurisdictions.

The ultimate resolution of potential income tax liabilities may result in a payment that is materially different from our current estimates of income tax liabilities recognized as liabilities for uncertain tax positions. If our estimates recognized under the standards of ASC 740 prove to be different than what is ultimately determined, there is inherent risk that such resolution could have a material impact on our financial condition and results of operations.
While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, we believe that our tax accounts related to uncertain tax positions are appropriately stated.
As of October 31, 2016, we had not recognized U.S. deferred income taxes on a cumulative total of $557.0 million of undistributed earnings from certain non-U.S. subsidiaries. Our intention is to reinvest these earnings indefinitely outside the U.S., or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various alternatives we could employ should we decide to repatriate these earnings in the future.
Refer to Note 12 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Equity earnings of unconsolidated affiliates, net of tax
We recorded $0.8 million of equity earnings of unconsolidated affiliates, net of tax, for each of 2016 and 2015.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represents the portion of earnings or losses from the operations of our non-wholly owned, consolidated subsidiaries that belongs to the noncontrolling interests in those subsidiaries. Net (income) loss attributable to noncontrolling interests was $(0.6) million and $4.7 million for 2016 and 2015, respectively. The decrease in net loss attributable to noncontrolling interests was due to the overall decrease in the net operating loss of the Flexible Packaging JV in 2016 compared to 2015.
Net income attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. increased $3.0 million to $74.9 million in 2016 from $71.9 million in 2015.
Year 2015 Compared to Year 2014
Net Sales
Net sales were $3,616.7 million for 2015 compared with $4,239.1 million for 2014. The 14.7 percent decrease in net sales was primarily due to the negative impact of foreign currency translation of 8.7 percent, a decrease due to volumes of 3.9 percent, primarily attributable to divestitures completed during 2014, and a decrease due to selling prices/product mix of 2.1 percent due mainly to the pass-through impact of reduced steel costs.
Gross Profit
Gross profit was $669.8 million for 2015 compared with $811.0 million for 2014. Gross profit declined in each of our Rigid Industrial Packaging & Services, Paper Packaging & Services, and Flexible Products & Services segments. The respective reasons for the decline in each segment are described below in the “Segment Review." Gross profit margin was 18.5 percent for 2015 compared to 19.1 percent for 2014.
Selling, General and Administrative Expenses
SG&A expenses decreased 16.8 percent to $413.2 million for 2015 from $496.7 million for 2014. This decrease was primarily due to divestitures of $23.4 million, the impact of foreign currency translation of $48.7 million and the impact of our SG&A reduction efforts implemented during 2015. SG&A expenses were 11.4 percent of net sales for 2015 compared with 11.7 percent of net sales for 2014.
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
Operating Profit
Operating profit was $192.8 million for 2015 compared with $249.3 million for 2014. The $56.5 million decrease consisted of increases of $42.0 million and $1.7 million in the Flexible Products & Services and Land Management segments, respectively, offset by decreases of $83.7 million and $16.5 million in the Rigid Industrial Packaging & Services and Paper Packaging & Services segments, respectively. Factors that contributed to the $56.5 million decrease, when compared to 2014, were lower gross profit of $141.2 million, primarily due to foreign exchange translation and pricing pressures, higher restructuring charges of $23.9 million, higher non-cash asset impairment charges of $10.4 million, lower gains on disposal of businesses, net of $20.7 million, and lower gains on disposal of properties, plants and equipment, net of $1.3 million, which were partially offset by lower SG&A expenses of $83.5 million, lower goodwill impairment charges of $50.3 million, and higher timberland gains of $7.2 million.
EBITDA
EBITDA was $325.0 million and $397.5 million for 2015 and 2014, respectively. The $72.5 million decrease was primarily due to the same factors that impacted operating profit. Depreciation, depletion and amortization expense was $134.6 million for 2015 compared with $155.8 million for 2014. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures.
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
EBITDA was $179.5 million for 2015 compared with $273.6 million for 2014. The $94.1 million decrease was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $94.0 million for 2015 compared with $108.4 million for 2014.
Paper Packaging & Services
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
EBITDA was negative $29.9 million for 2015 compared with negative $68.0 million for 2014. This improvement was due to the same factors that impacted the segment’s operating loss, as described above. Depreciation, depletion and amortization expense was $8.6 million for 2015 compared with $13.3 million for 2014, respectively. This decrease was due to the impact of divestitures and facility closures.
Land Management
Net sales were $31.6 million and $29.5 million for 2015 and 2014, respectively. The increase in net sales was primarily due to the sale of our remaining 5,200 acres of development properties in Canada during the fourth quarter of 2015, partially offset by lower planned timber sales. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions and the age distribution of timber stands.

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
U.S. and Non-U.S. Income before Income Tax Expense
Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from (10.8) percent to 39.0 percent for the years ended October 31, 2014 and 2015, respectively. After eliminating the impact of timberland gains, restructuring charges, non-cash asset impairment charges, acquisition-related costs, gains and losses on the sales of businesses, remeasurement of our Venezuelan monetary assets and liabilities and the Venezuelan non-monetary inventory adjustment to net realizable value, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense increased from 38.6 percent to 53.9 percent for the years ended October 31, 2014 and 2015, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

Summary
	Year ended October 31,
	2015	2014
Non-U.S. % of Consolidated Net Sales	53.3%	55.0%
U.S. % of Consolidated Net Sales	46.7%	45.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	39.0%	(10.8)%
U.S. % of Consolidated I.B.I.T.	61.0%	110.8%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	53.9%	38.6%
U.S. % of Consolidated I.B.I.T. before Special Items	46.1%	61.4%
	100.0%	100.0%
Non-U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2015	2014
Non-U.S. I.B.I.T.	44.8	(17.0)
Non-cash asset impairment charges	35.3	79.8
Restructuring charges	27.3	14.9
(Gain) Loss on sale of businesses	(9.4)	11.5
Impact of Venezuela devalutaion on cost of goods sold	9.3	—
Impact of Venezuela devalutaion on other income/expense	(4.9)	—
Total Non-U.S. Special Items	57.6	106.2
Non-U.S. I.B.I.T. before Special Items	102.4	89.2
U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2015	2014
U.S. I.B.I.T.	70.0	175.0
Non-cash asset impairment charges	10.6	6.0
Timberland gains	(24.3)	(17.1)
Restructuring charges	12.7	1.2
(Gain) Loss on sale of businesses	18.6	(23.0)
Total U.S. Special Items	17.6	(32.9)
U.S. I.B.I.T. before Special Items	87.6	142.1

*	Income Before Income Tax expense = I.B.I.T.
Income Tax Expense
We have operations in over 45 countries. Operations outside of the United States are subject to additional risks that may not exist, or be as significant, within the United States. Our global operations in these countries results in the need to address complex and varying tax systems on a constantly changing basis.
Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses as of the balance sheet date. The multitude of tax jurisdictions, with varying laws, creates a level of uncertainty, and significant judgment is required when addressing the complex tax systems. Our effective tax rate and the amount of taxes we pay are dependent upon various factors including the following: the laws and regulations of the tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through the non-deductible write-off of goodwill allocated to divestitures and impairment of other intangibles; the ability to realize deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions; and changes in tax laws, regulations, administrative rulings and common law.
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

OTHER COMPREHENSIVE INCOME CHANGES
Foreign currency translation.
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets, liabilities and operations of our international subsidiaries, are presented in the consolidated statements of changes in equity in accumulated other comprehensive income (loss). Other comprehensive loss resulting from foreign currency translation for 2016 and 2015 was $17.6 million and 130.9 million, respectively. The change was primarily due to a more stable foreign exchange environment in the currencies that we operated in during 2016 as compared to 2015.

Minimum pension liability, net
Change in minimum pension liability, net of tax for 2016 and 2015 was $(7.4) million and $9.0 million, respectively. The comprehensive loss in 2016, resulting from the change in minimum pension liability, net was primarily attributable to a decrease in discount rates in the United States.
BALANCE SHEET CHANGES
Working capital changes
The $4.5 million decrease in accounts receivable to $399.2 million as of October 31, 2016 from $403.7 million as of October 31, 2015 was primarily due to timing of collections and the negative impact of foreign currency translation.
The $19.6 million decrease in inventories to $277.4 million as of October 31, 2016 from $297.0 million as of October 31, 2015 was primarily due to the negative impact of foreign currency translation and divestitures completed during the twelve months ended October 31, 2016.
The $16.7 million increase in accounts payable to $372.0 million as of October 31, 2016 from $355.3 million as of October 31, 2015 was primarily due to the timing of payments offset by the impact of foreign currency translation.
Other balance sheet changes

The $31.1 million decrease in prepaid expenses and other current assets to $128.2 million as of October 31, 2016 from $159.3 million as of October 31, 2015 was primarily due to the collection of a subordinated loan receivable during the first quarter of 2016 that was outstanding as of October 31, 2015.
The $20.7 million decrease in goodwill to $786.4 million as of October 31, 2016 from $807.1 million as of October 31, 2015 was due to the allocation of goodwill to divestitures and businesses held for sale.
The $22.1 million decrease in other intangible assets to $110.6 million as of October 31, 2016 from $132.7 million as of October 31, 2015 was primarily due to amortization expense of $16.8 million recognized during 2016 and an intangible asset included in the sale of a business.
The $53.8 million decrease in properties, plants and equipment, net to $1,163.9 million as of October 31, 2016 from $1,217.7 million as of October 31, 2015 was primarily due to non-cash asset impairments and divestitures completed during the twelve months ended October 31, 2016.
The $141.6 million decrease in long-term debt to $974.6 million as of October 31, 2016 from $1,116.2 million as of October 31, 2015 was attributable to repayments resulting from improved operating cash flows year over year.
The $22.7 million increase in other long-term liabilities to $92.9 million as of October 31, 2016 from $70.2 million as of October 31, 2015 was mainly attributable to an increase in mandatorily redeemable noncontrolling interest of $9.0 million that was reclassified in the first quarter of 2016 from non-controlling interest. Additionally, there was an increase in the long term incentive compensation accruals of approximately $6.4 million as a result of improved operations and higher expected payouts.
The $13.6 million increase in foreign currency translation loss to $270.2 million as of October 31, 2016 from a loss of $256.6 million as of October 31, 2015 was primarily due to changes in several key foreign currencies compared with the U.S. Dollar in addition to the recognition of accumulated foreign currency translation upon the disposal of foreign entities.
The $33.8 million decrease in noncontrolling interest to $10.5 million as of October 31, 2016 from $44.3 million as of October 31, 2015 was primarily due to the reclassification of mandatorily redeemable and redeemable noncontrolling interests to redeemable noncontrolling interests.
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
We account for our operations in Venezuela using hyperinflationary accounting. As a result of previous government action and the significant devaluation of the Bolivar, we remeasured our local-currency denominated balance sheet using the SIMADI exchange rate during the third quarter of 2015. The impact of that remeasurement was a $19.4 million non-deductible charge to net income and a remaining net investment in Venezuela of approximately $0.5 million as of October 31, 2015. Venezuelan operations are translated using the SIMADI rate from August 1, 2015 forward. Our Venezuelan operations have not historically been, and are not expected to be, a significant portion of our consolidated operations.

Capital Expenditures
During 2016, 2015 and 2014, we invested $101.1 million (excluding $7.1 million for purchases of and investments in timber properties), $141.3 million (excluding $38.4 million for purchases of and investments in timber properties), and $137.9 million (excluding $56.8 million for purchases of and investments in timber properties) in capital expenditures, respectively.

We anticipate future capital expenditures, excluding the potential purchases of and investments in timber properties, ranging from $95.0 million to $105.0 million during the year ending October 31, 2017. These expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
Certain of our international subsidiaries have entered into discounted receivables purchase agreements and factoring agreements (collectively, the “RPAs”) pursuant to which trade receivables generated from certain countries other than the United States and which meet certain eligibility requirements are sold to certain international banks or their affiliates. In particular, in April 2012, certain of our international subsidiaries entered into an RPA with affiliates of a major international bank (the “2012 RPA”). On April 20, 2015, the term of the 2012 RPA was extended for an additional two years to April 20, 2017. Under the 2012 RPA as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the agreement at any time to €100 million ($109.0 million as of October 31, 2016). A significant portion of the proceeds from the 2012 RPA was used to pay the obligations under the previous RPAs, which were then terminated, and to pay expenses incurred in connection with this transaction. The subsequent proceeds from the RPAs are available for working capital and general corporate purposes. Under the terms of a performance and indemnity agreement, the performance obligations of our international subsidiaries under the 2012 RPA have been guaranteed by Greif, Inc.
Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.
Acquisitions and Divestitures
During 2016, we completed four divestitures, one partial sale of an ownership interest resulting in deconsolidation and no material acquisitions. The divestitures were of nonstrategic businesses, three in the Rigid Industrial Packaging & Services segment and one in the Flexible Products & Services segment. The loss on disposal of businesses was $14.5 million for the year ended October 31, 2016 on proceeds of $24.1 million. $18.1 million of the loss was due to the partial sale of an ownership interest resulting in deconsolidation of Earthminded Benelux NV, an indirect subsidiary in the Rigid Industrial Packaging & Services segment. The deconsolidation resulted from the partial sale of 51 percent of the shares in that previously wholly-owned subsidiary and the relinquishment of the power to direct the activities that most significantly impact the entity's economic performance. The loss on disposal of business resulting from this deconsolidation was based on proceeds of $0.3 million and a retained fair value of the noncontrolling interest of $0.3 million less the consolidated net assets prior to the partial sale of $18.7 million. Gains on disposals of the four divestitures were $3.6 million.
Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our 2015 acquisitions and divestitures.
Borrowing Arrangements
Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2016	October 31, 2015
Prior Credit Agreement	$201.2	$217.4
Senior Notes due 2017	300.1	300.7
Senior Notes due 2019	247.0	246.0
Senior Notes due 2021	216.6	219.4
Amended Receivables Facility	—	147.6
Other long-term debt	9.7	15.8
	974.6	1,146.9
Less current portion	—	(30.7)
Long-term debt	$974.6	$1,116.2
Credit Agreement

On November 3, 2016, we and four of our international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the senior secured credit agreement for the previous credit facility ("Prior Credit Agreement," as described in Note 9 to the Consolidated Financial Statements included in Item 8 of the Form 10-K). The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million delayed-draw term loan, with quarterly principal installments commencing April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company expects to use the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that mature on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions and to refinance amounts outstanding under the Prior Credit Agreement. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the Prior Credit Agreement.

The 2017 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) its consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period. On November 3, 2016, the Company was in compliance with these two covenants.

The terms of the 2017 Credit Agreement limit the Company’s ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The repayment of this facility is secured by a security interest in the personal property of the Company and certain of its United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company’s United States subsidiaries and will be secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that the Company receives and maintains an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, the Company may request the release of such collateral. The payment of outstanding principal under the Prior Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.

Refer to Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the replaced Prior Credit Agreement and the new 2017 Credit Agreement.

Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 6.75% and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2016, we were in compliance with these covenants. We intend to repay these Senior Notes using proceeds from the 2017 Credit Agreement term loan in the second quarter of 2017.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75% and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2016, we were in compliance with these covenants.
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of the issuer or Greif, Inc. and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2016, we were in compliance with these covenants.
Refer to Note 9 and Note 10 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.

United States Trade Accounts Receivable Credit Facility

On September 28, 2016, certain of our domestic subsidiaries entered into a receivables financing facility (the “Receivables Facility”) with Cooperatieve Rabobank U.A., New York Branch (“Rabobank”), as the agent, managing agent, administrator and committed investor. The maximum amount available to be borrowed under the Receivables Facility is $150.0 million, subject to the amounts of eligible receivables.

The Receivables Facility matures in September 2017. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the Credit Agreement covenants. As of October 31, 2016, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2016, there was no outstanding balance under the Receivables Facility.
Refer to Note 9 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding the Receivables Facility.
Other
In addition to the amounts borrowed against the Prior Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of October 31, 2016, we had outstanding other debt of $9.7 million in long-term debt and $51.6 million in short-term borrowings. There are no covenants associated with other debt.
As of October 31, 2016, annual maturities, including the current portion of long-term debt under the Company’s various financing arrangements, are $300.1 million in 2017, $201.2 million in 2018, $247.0 million in 2019, $0.0 million in 2020, $216.6 million in 2021 and $9.7 million thereafter.
As of October 31, 2016 and 2015, the Company had deferred financing fees and debt issuance costs of $4.2 million and $7.2 million, respectively, which are included in other long-term assets.
Financial Instruments
Interest Rate Derivatives
As of October 31, 2016 and October 31, 2015 we had no interest rate derivatives. Interest rate derivatives in place as of October 31, 2014 and during the year ended October 31, 2015 did not have a material impact on our consolidated financial statements.

Subsequent to October 31, 2016, we entered into a forward interest rate swap.  The notional amount of the swap is $300 million.  Beginning as of February 1, 2017, we have agreed to receive variable rate interest based upon one month U.S. dollar LIBOR and pay a fixed spread, depending on our leverage ratio, over the borrowing cost as defined in the 2017 Credit Agreement.  On February 1, 2017, this will effectively convert the borrowing rate on $300 million of debt under the 2017 Credit Agreement from a variable rate to a rate of 2.944%.  This derivative will be designated as a cash flow hedge for accounting purposes.  Accordingly, the effective portion of any gain or loss on this derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.  The ineffective portion of any gain or loss on the derivative instrument will be recognized into earnings.
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
As of October 31, 2016, we had outstanding foreign currency forward contracts in the notional amount of $78.9 million ($129.9 million as of October 31, 2015). At October 31, 2016, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $2.7 million, $6.0 million and $6.2 million for the twelve months ended October 31, 2016, 2015 and 2014, respectively.

Contractual Obligations
As of October 31, 2016, we had the following contractual obligations (Dollars in millions):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt	$1,102.3	343.2	513.1	236.0	10.0
Short-term borrowing	57.9	57.9	—	—	—
Operating and capital lease obligations	152.3	37.5	52.8	27.1	34.9
Liabilities held by special purpose entities	52.7	2.2	4.5	46.0	—
Environmental liabilities	6.8	0.9	3.2	2.1	0.6
Current portion of long-term debt	—	—	—	—	—
Total	$1,372.0	$441.7	$573.6	$311.2	$45.5

Note:	Amounts presented in the contractual obligation table include interest.
Environmental liabilities in the table above are estimates based on remediation plans, but payments could differ.
The Senior Notes due in 2017 are classified as long-term debt on the consolidated balance sheet as of October 31, 2016 because we have the intent and ability to repay them and expect to use proceeds from the term loan under the 2017 Credit Agreement to do so.
There are no near-term pension funding obligations for the next two years and the amount of obligations in future years is not reasonably estimable, therefore, they have been excluded from the contractual obligations table. We intend to make pension contributions of $21.9 million during 2017, which are not contractually obligated, and therefore not included in the table above.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.

Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. See Note 15 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Effects of Inflation
Inflation did not have a material impact on our operations during 2016, 2015 or 2014.
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
Assets and Liabilities Held for Sale. Assets and liabilities held for sale represent land, buildings and land improvements less accumulated depreciation as well as any other assets or liabilities that are held for sale in conjunction with the sale of a business. We record assets and liabilities held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. See Note 5 and Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding assets and liabilities held for sale.
Goodwill and Indefinite-Lived Intangibles. We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill is not amortized, but instead is tested for impairment either annually or when events and circumstances indicate an impairment may have occurred. Our reporting units contain goodwill that is assessed for impairment. Our reporting units consist of Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services – Europe, Middle East, Africa and Asia Pacific; Paper Packaging & Services; Flexible Products & Services; and Land Management. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment. No reporting units were aggregated for purposes of conducting the annual impairment test.

The Rigid Industrial Packaging & Services segment consists of the following two operating segments: Rigid Industrial Packaging & Services – Americas; and Rigid Industrial Packaging & Services – Europe, Middle East, Africa and Asia Pacific. Both of these operating segments consist of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that they are economically similar and should be aggregated into two separate reporting units. For the purpose of aggregating our reporting units, we review the long-term performance of gross profit margin and operating profit margin. Additionally, we review qualitative factors such as common customers, similar products, similar manufacturing processes, sharing of resources, level of integration, and interdependency of processes across components. We place greater weight on the qualitative factors outlined in ASC 280 “Segment Reporting” and consider the guidance in ASC 350 in determining whether two or more components of an operating segment are economically similar and can be aggregated into a single reporting unit. However, our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
Our determination of estimated fair value of the reporting units is based on a discounted cash flow analysis utilizing the income and market multiple approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on our weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.
We performed our annual impairment test in the fourth quarter of 2016 as of August 1. This test resulted in no impairment charges for reporting units Rigid Industrial Packaging & Services – Americas, Rigid Industrial Packaging & Services Europe, Middle East, Africa and Asia Pacific, and Paper Packaging & Services. As of August 1, 2016, the estimated fair value of each of these reporting units was deemed to be in excess of the carrying amount of assets and liabilities assigned to each reporting unit. Due to triggering events in the fourth quarter of 2014, we recorded an impairment charge of $50.3 million, which represented all of the goodwill associated with the Flexible Products & Services segment as the carrying amount of the Flexible Products & Services reporting unit exceeded the fair value of the Flexible Products & Services reporting unit. Refer to Note 6 in Item 8 of this Form 10-K for further information. Our annual impairment test in 2015 resulted in no additional impairment charges.
The following table summarizes the carrying amount of goodwill by reporting unit for the ended October 31, 2016 and 2015 (Dollars in millions):

	Rigid Industrial Packaging & Services – Americas	Rigid Industrial Packaging & Services – Europe, Middle East, Africa, and Asia Pacific	Flexible Products & Services	Paper Packaging & Services	Land Management	Total
Goodwill Balance as of October 31, 2015	$350.4	$397.2	$—	$59.5	$—	$807.1
Goodwill Balance as of October 31, 2016	$271.7	$455.2	$—	$59.5	$—	$786.4
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
See Note 10 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding the fair value of our long-lived assets.
Income Taxes. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses. The multitude of tax jurisdictions in which we operate requires significant judgment when applying the complex tax regulations to estimate our global tax position. Our effective tax rate and the amount of taxes we pay are dependent upon various factors including the following: the laws and regulations, and varying tax rates of the country tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through acquisitions, divestitures and asset impairments; the ability to realize long term deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and international jurisdictions arising from federal, state and local country tax audits; and changes in tax laws, regulations, administrative rulings and common law.
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
Our weighted discount rates for consolidated pension plans at October 31, 2016, 2015 and 2014 were 3.08%, 3.71% and 3.69%, respectively, reflecting market interest rates.

To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns and future expectations for returns for each asset class, as well as the target asset allocation of each pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans earned approximately 11.5% in 2016. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 5.39% long-term expected return on those assets for cost recognition in 2017. This is a reduction from the 5.51%, 5.47% and 5.73% long-term expected return we had assumed in 2016, 2015 and 2014, respectively.
Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension and postretirement cost in the following year by $1.4 million and would decrease the pension and postretirement benefit obligation at year-end by about $27.3 million.

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
We report the sale of timberland property in "timberland gains," the sale of HBU and surplus property in “gain on disposal of properties, plants and equipment, net” and the sale of timber and development property under “net sales” and “cost of products sold" in our consolidated statements of income. All HBU and development property, together with surplus property, is used to productively grow and sell timber until the property is sold.
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
Flexible Packaging Joint Venture
In 2010, we formed a joint venture (referred to herein as the “Flexible Packaging JV”) with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD ("GRP"). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment. The Flexible Packaging JV has been consolidated into our operations as of its formation date of September 29, 2010.
All entities contributed to the Flexible Packaging JV were existing businesses acquired by us and were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexible Packaging JV also included Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012, but ceased operations in the fourth quarter of 2014. We have 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, we and GRP have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities. All investments, loans and capital contributions are to be shared equally by us and GRP and each partner has committed to contribute capital of up to $150.0 million and obtain third party financing for up to $150.0 million as required.
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

Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. We are in the process of analyzing the impact of adopting this guidance, but we do not anticipate it will be material to our financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 842, Leases. The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective in fiscal year 2020 using a modified retrospective approach. We are in the process of determining the potential impact of adopting this guidance on our financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In March 2016, the FASB issued ASU 2016-9, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. We are in the process of determining the potential impact of adopting this guidance on our financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted, including any interim period. We are in the process of determining the potential impact of adopting this guidance on our financial position, results of operations, comprehensive income (loss), cash flows and disclosures.

In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control," which amends the consolidation guidance for single decision makers of variable interest entities ("VIE's"). This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. We are in the process of determining the potential impact of adopting this guidance on our financial position, results of operations, comprehensive income (loss), cash flows and disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the Prior Credit Agreement, proceeds from our Senior Notes and U.S. trade accounts receivable credit facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates and changes in the fair value of fixed rate debt.
We had interest rate swap agreements with an aggregate notional amount of $150.0 million as of October 31, 2014, with various maturities through 2015. The interest rate swap agreements were used to manage our fixed and floating rate debt mix. Under certain of these agreements, we received interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A liability for the loss on interest rate swap contracts, which represented their fair values, was recorded in the amount of $0.2 million and $0.9 million as of October 31, 2015 and 2014, respectively. As of October 31, 2016 and 2015, we have no interest rate derivatives.
The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Prior Credit Agreement, Senior Notes and U.S. trade accounts receivable credit facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2016 and 2015. Under the cash flow swap agreements, we received interest monthly from the counterparties and pay interest monthly to the counterparties.

The fair values of our Prior Credit Agreement, Senior Notes, Amended Receivables Facility and Prior Receivables Facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2016 and 2015.
Financial Instruments
As of October 31, 2016
(Dollars in millions)

	Expected maturity Date
	2017	2018	2019	2020	2021	After 2021	Total	Fair Value
Prior Credit Agreement:
Scheduled amortizations	$—	$201	—	—	—	—	$201	$201.2
Average interest rate (1)	1.78%	1.78%	—	—	—	—	1.78%
Senior Notes due 2017:
Scheduled amortizations	$300	—	—	—	—	—	$300	$302.4
Average interest rate	6.75%		—	—	—	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	$250	—	—	—	$250	$280.1
Average interest rate	7.75%	7.75%	7.75%		—	—	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	$217	—	$217	$264.9
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	—	7.38%
Receivables Facility:
Scheduled amortizations	—	—	—	—	—	—	—	—
(1) Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2016. The rates presented are not intended to project our expectations for the future.

Financial Instruments
As of October 31, 2015
(Dollars in millions)

	Expected maturity Date
	2016	2017	2018	2019	2020	After 2020	Total	Fair Value
Prior Credit Agreement:
Scheduled amortizations	$17	$17	$183	—	—	—	$217	$217.0
Average interest rate (1)	1.74%	1.74%	1.74%	—	—	—	1.74%
Senior Notes due 2017:
Scheduled amortizations	—	$300	—	—	—	—	$300	$314.8
Average interest rate	6.75%	6.75%	—	—	—	—	6.75%
Senior Notes due 2019:
Scheduled amortizations	—	—	—	$250	—	—	$250	$280.6
Average interest rate	7.75%	7.75%	7.75%	7.75%	—	—	7.75%
Senior Notes due 2021:
Scheduled amortizations	—	—	—	—	—	$221	$221	$258.7
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%
Receivables Facility:
Scheduled amortizations	—	$148	—	—	—	—	$148	$148.0
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
As of October 31, 2016, we had outstanding foreign currency forward contracts in the notional amount of $78.9 million ($129.9 million as of October 31, 2015). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts resulted in immaterial gains recorded in the consolidated statements of income for the periods ended October 31, 2016. The fair value of similar contracts as of October 31, 2015 resulted in an immaterial gain recorded in the consolidated statements of income.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $1.9 million to a net liability of $1.8 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $2.1 million to a net asset of $2.1 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, although in the past we have sometimes engaged in hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. There were no commodity hedging contracts outstanding as of October 31, 2016 and 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

For the years ended October 31,	2016	2015	2014
Net sales	$3,323.6	$3,616.7	$4,239.1
Costs of products sold	2,638.7	2,946.9	3,428.1
Gross profit	684.9	669.8	811.0
Selling, general and administrative expenses	376.8	413.2	496.7
Restructuring charges	26.9	40.0	16.1
Timberland gains	—	(24.3)	(17.1)
Non-cash asset impairment charges	51.4	45.9	35.5
Goodwill impairment charges	—	—	50.3
Gain on disposal of properties, plants and equipment, net	(10.3)	(7.0)	(8.3)
(Gain) loss on disposal of businesses, net	14.5	9.2	(11.5)
Operating profit	225.6	192.8	249.3
Interest expense, net	75.4	74.8	81.8
Other expense, net	9.0	3.2	9.5
Income before income tax expense and equity earnings of unconsolidated affiliates, net	141.2	114.8	158.0
Income tax expense	66.5	48.4	115.0
Equity earnings of unconsolidated affiliates, net of tax	(0.8)	(0.8)	(1.9)
Net income	75.5	67.2	44.9
Net (income) loss attributable to noncontrolling interests	(0.6)	4.7	46.6
Net income attributable to Greif, Inc.	$74.9	$71.9	$91.5
Basic earnings per share attributable to Greif, Inc.:
Class A Common Stock	$1.28	$1.23	$1.56
Class B Common Stock	$1.90	$1.83	$2.33
Diluted earnings per share attributed to Greif, Inc.:
Class A Common Stock	$1.28	$1.23	$1.56
Class B Common Stock	$1.90	$1.83	$2.33

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

For the years ended October 31,	2016	2015	2014
Net income	$75.5	$67.2	$44.9
Other comprehensive income (loss), net of tax:
Foreign currency translation	(17.6)	(130.9)	(86.9)
Reclassification of cash flow hedges to earnings, net of tax benefit of $0.0, $0.1 million and $0.5 million, respectively	—	0.1	0.4
Unrealized gain on cash flow hedges, net of tax expense of $0.0, $0.0 and $0.2 million, respectively	—	—	0.1
Minimum pension liabilities, net of tax benefit of $4.7 million, tax expense of $(0.5) million and tax benefit of $15.7 million, respectively	(7.4)	9.0	(34.7)
Other comprehensive income (loss), net of tax	(25.0)	(121.8)	(121.1)
Comprehensive income (loss)	50.5	(54.6)	(76.2)
Comprehensive income (loss) attributable to noncontrolling interests	(3.4)	(23.5)	(45.9)
Comprehensive income (loss) attributable to Greif, Inc.	$53.9	$(31.1)	$(30.3)
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

As of October 31,	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$103.7	$106.2
Trade accounts receivable, less allowance of $8.8 in 2016 and $11.8 in 2015	399.2	403.7
Inventories	277.4	297.0
Deferred tax assets	—	25.4
Assets held for sale	11.8	16.9
Prepaid expenses and other current assets	128.2	159.3
	920.3	1,008.5
Long-term assets
Goodwill	786.4	807.1
Other intangible assets, net of amortization	110.6	132.7
Deferred tax assets	9.0	7.8
Assets held by special purpose entities	50.9	50.9
Pension assets	22.2	—
Other long-term assets	89.7	91.0
	1,068.8	1,089.5
Properties, plants and equipment
Timber properties, net of depletion	277.8	277.1
Land	99.5	106.3
Buildings	390.1	410.4
Machinery and equipment	1,484.8	1,457.9
Capital projects in progress	91.3	78.0
	2,343.5	2,329.7
Accumulated depreciation	(1,179.6)	(1,112.0)
	1,163.9	1,217.7
Total assets	$3,153.0	$3,315.7
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

As of October 31,	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$372.0	$355.3
Accrued payroll and employee benefits	93.7	83.5
Restructuring reserves	10.4	21.3
Current portion of long-term debt	—	30.7
Short-term borrowings	51.6	40.7
Deferred tax liabilities	—	2.4
Liabilities held for sale	—	1.8
Other current liabilities	131.5	111.3
	659.2	647.0
Long-term liabilities
Long-term debt	974.6	1,116.2
Deferred tax liabilities	193.0	214.9
Pension liabilities	179.8	141.1
Postretirement benefit obligations	13.7	14.9
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	6.8	8.2
Other long-term liabilities	92.9	70.2
	1,504.1	1,608.8
Commitments and Contingencies (Note 14)	—	—
Redeemable Noncontrolling Interests (Note 21)	31.8	—
Equity
Common stock, without par value	141.4	139.1
Treasury stock, at cost	(135.6)	(130.6)
Retained earnings	1,340.0	1,384.5
Accumulated other comprehensive loss, net of tax:
— foreign currency translation	(270.2)	(256.6)
— minimum pension liabilities	(128.2)	(120.8)
Total Greif, Inc. shareholders’ equity	947.4	1,015.6
Noncontrolling interests	10.5	44.3
Total shareholders’ equity	957.9	1,059.9
Total liabilities and shareholders’ equity	$3,153.0	$3,315.7
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

For the years ended October 31,	2016	2015	2014
Cash flows from operating activities:
Net income	$75.5	$67.2	$44.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	127.7	134.6	155.8
Timberland gains	—	(24.3)	(17.1)
Non-cash asset impairment charges	51.4	45.9	85.8
Gain on disposals of properties, plants and equipment, net	(10.3)	(7.0)	(8.3)
(Gain)/Loss on disposals of businesses, net	14.5	9.2	(11.5)
Unrealized foreign exchange (gain) loss	4.1	—	(3.9)
Deferred income tax expense (benefit)	1.5	(5.9)	14.1
Gain from Venezuela monetary assets and liabilities remeasurement	—	(4.9)	—
Loss for Venezuela non-monetary assets to net realizable value	—	9.3	—
Other, net	—	(2.2)	(2.8)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(18.6)	39.5	(45.3)
Inventories	3.4	38.9	(28.7)
Deferred purchase price on sold receivables	5.2	(5.7)	11.5
Accounts payable	39.4	(56.6)	68.9
Restructuring reserves	(10.7)	18.8	1.3
Pension and postretirement benefit liabilities	(8.9)	(4.0)	(16.9)
Other, net	26.8	(46.5)	14.0
Net cash provided by operating activities	301.0	206.3	261.8
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	(0.4)	(1.6)	(53.5)
Collection (Issuance) of subordinated note receivable	44.2	(44.2)	—
Purchases of properties, plants and equipment	(100.1)	(135.8)	(137.9)
Purchases of and investments in timber properties	(7.1)	(38.4)	(56.8)
Purchases of properties, plants and equipment with insurance proceeds	(4.4)	—	—
Proceeds from the sale of properties, plants, equipment and other assets	12.3	49.3	49.6
Proceeds from the sale of businesses	23.8	19.6	115.3
Proceeds on insurance recoveries	6.6	4.6	—
Payments on notes receivable with related party, net	—	—	14.3
Net cash used in investing activities	(25.1)	(146.5)	(69.0)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,102.3	912.3	1,120.0
Payments on long-term debt	(1,119.2)	(870.1)	(1,186.5)
Proceeds from short-term borrowings, net	4.7	2.6	8.2
Proceeds from trade accounts receivable credit facility	283.5	123.0	67.0
Payments on trade accounts receivable credit facility	(431.1)	(85.4)	(97.0)
Dividends paid to Greif, Inc. shareholders	(98.7)	(98.7)	(98.6)
Dividends paid to noncontrolling interests	(4.9)	(4.0)	—
Cash paid for deferred purchase price related to acquisitions	—	—	(1.2)
Proceeds from the sale of membership units of a consolidated subsidiary	0.3	—	6.0
Exercise of stock options	—	0.2	1.6
Acquisitions of treasury stock	(5.2)	—	—
Purchases of redeemable noncontrolling interest	(6.0)	—	—
Cash contribution from noncontrolling interest holder	1.5	—	—
Net cash used in financing activities	(272.8)	(20.1)	(180.5)
Effects of exchange rates on cash	(5.6)	(18.6)	(5.3)
Net increase (decrease) in cash and cash equivalents	(2.5)	21.1	7.0
Cash and cash equivalents at beginning of year	106.2	85.1	78.1
Cash and cash equivalents at end of year	$103.7	$106.2	$85.1

Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in millions, except shares amounts in thousands and per share amounts)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock		Treasury Stock		Retained Earnings		Greif, Inc. Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2013	47,577	$129.4	29,265	$(131.0)	$1,418.8	$(152.6)	$1,264.6	$115.3	$1,379.9
Net income					91.5		91.5	(46.6)	44.9
Other comprehensive income (loss):
– Foreign currency translation						(87.6)	(87.6)	0.7	(86.9)
– Reclassification of cash flow hedges to earnings, net of income tax benefit of $0.5 million						0.4	0.4		0.4
– Unrealized gain on cash flow hedges, net of income tax expense of $0.2 million						0.1	0.1		0.1
– Minimum pension liability adjustment, net of income tax benefit of $15.7 million						(34.7)	(34.7)		(34.7)
Comprehensive income							(30.3)		(76.2)
Acquisitions of noncontrolling interests and other								11.7	11.7
Dividends paid ($1.68 per Class A share and $2.51 per Class B share)					(98.6)		(98.6)		(98.6)
Stock options exercised	69	1.6	(69)	0.1			1.7		1.7
Restricted stock directors	22	1.1	(22)	0.1			1.2		1.2
Tax benefit of stock options and other	—	0.5	—	—			0.5		0.5
Long-term incentive shares issued	56	2.9	(56)	0.1			3.0		3.0
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					71.9		71.9	(4.7)	67.2
Other comprehensive income (loss):
– Foreign currency translation						(112.1)	(112.1)	(18.8)	(130.9)
– Reclassification of cash flow hedges to earnings, net of immaterial income tax expense						0.1	0.1		0.1
– Minimum pension liability adjustment, net of income tax expense of $0.5 million						9.0	9.0		9.0
Comprehensive income							(31.1)		(54.6)
Acquisitions of noncontrolling interests and other					(0.4)		(0.4)	(9.3)	(9.7)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.7)		(98.7)	—	(98.7)
Dividends paid to noncontrolling interest					—		—	(4.0)	(4.0)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock directors	30	1.3	(30)	—			1.3		1.3
Tax benefit of stock options and other	—	0.2	—	—			0.2		0.2
Long-term incentive shares issued	50	1.9	(50)	0.1			2.0		2.0
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					74.9		74.9	0.6	75.5
Other comprehensive income (loss):
– Foreign currency translation						(13.6)	(13.6)	(4.0)	(17.6)
– Minimum pension liability adjustment,net of income tax benefit of $4.7 million						(7.4)	(7.4)		(7.4)
Comprehensive income							53.9		50.5
Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					(2.1)		(2.1)		(2.1)
Reclassification of redeemable noncontrolling interests					1.2		1.2	(22.8)	(21.6)
Net income (loss) allocated to redeemable noncontrolling interests								(4.8)	(4.8)
Other								(0.4)	(0.4)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.7)		(98.7)		(98.7)
Contributions from noncontrolling interest								1.5	1.5
Dividends paid to noncontrolling interest								(3.9)	(3.9)
Treasury shares acquired	(110)		110	(5.2)			(5.2)		(5.2)
Restricted stock executives and directors	47	1.3	(47)	0.1			1.4		1.4
Tax benefit of stock options and other									—
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and provides services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produces containerboard and corrugated products for niche markets in North America and is also a leading global producer of flexible intermediate bulk containers The Company has operations in over 45 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated.
Due to the variety of its products, the Company has many customers buying different products and due to the scope of the Company’s sales, no one customer is considered principal in the total operations of the Company.
Because the Company supplies a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical, mineral, packaging, automotive and building products, and must make spot deliveries on a day-to-day basis as its products are required by its customers, the Company does not operate on a backlog to any significant extent and maintains only limited levels of finished goods. Many customers place their orders weekly for delivery during the same week.
The Company’s raw materials are principally steel, resin, containerboard, old corrugated containers, pulpwood and used industrial packaging for reconditioning.
There were approximately 12,370 employees of the Company as of October 31, 2016.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and majority-owned subsidiaries, joint ventures controlled by the Company or for which the Company is the primary beneficiary, including the joint venture relating to the Flexible Products & Services segment, and equity earnings of unconsolidated affiliates. All intercompany transactions and balances have been eliminated in consolidation. Investments in unconsolidated affiliates are accounted for using the equity method based on the Company’s ownership interest in the unconsolidated affiliate.
The Company’s consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior year and prior quarter amounts have been reclassified to conform to the current year presentation.
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2016, 2015 or 2014, or to any quarter of those years, relates to the fiscal year ended in that year.
Venezuela Currency
The Company’s results of its Venezuelan businesses have been reported under highly inflationary accounting since 2010 and the functional currency was converted to US Dollars at that time. Prior to the third quarter of 2015, Greif utilized the official rate of 6.4 Bolivars/US Dollar to measure Bolivar-denominated monetary assets and liabilities and the respective historical rate to measure Bolivar-denominated nonmonetary assets for each reporting period. During the third quarter of 2015, due to the continued devaluation of the Bolivar and reconsideration of the exchange rate mechanism that best reflected the economics of the Company's business activities in Venezuela, the Company remeasured the local currency denominated balance sheet using the SIMADI exchange rate.
As a result of the change to the SIMADI rate, the Company recorded other income of $4.9 million related to the remeasurement of its Venezuelan monetary assets and liabilities during 2015. In addition, the Company determined that an adjustment of $9.3 million to increase cost of goods sold was needed to reflect the non-monetary inventory assets at net realizable value and, upon review of long-lived assets for impairment, the Company determined that the carrying amount of the long-lived asset was not recoverable in US dollar functional currency and recorded an impairment charge of $15.0 million.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, estimates of fair value, environmental liabilities, pension and postretirement benefits including plan assets, income taxes, net assets held for sale and contingencies. Actual amounts could differ from those estimates.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $96.6 million and $104.2 million as of October 31, 2016 and 2015, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
Allowance for Doubtful Accounts
Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $8.8 million and $11.8 million as of October 31, 2016 and 2015, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2016, 2015, and 2014.
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
Inventory
The Company primarily uses the FIFO method of inventory valuation or the weighted average standard costing method for valuing inventory, which approximates FIFO. Reserves for slow moving and obsolete inventories are provided based on historical experience, inventory aging and product demand. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.
The Paper Packaging & Services segment trades certain inventories with third parties. These inventory trades are accounted for as non-monetary exchanges and the Company records an asset or liability for any imbalance resulting from these trades.
Net Assets Held for Sale

Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2016, there was one asset group in the Rigid Industrial Packaging Products & Services segment and one asset group in the Flexible Products & Services segment that are recorded as assets and liabilities held for sale. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

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
In accordance with ASC 350, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the two-step test for goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test for goodwill impairment is conducted at the reporting unit level using a two-step approach. The first step requires a comparison of the carrying value of the reporting units to the estimated fair value of these units. If the carrying value of a reporting unit exceeds its estimated fair value, the Company performs the second step of the goodwill impairment to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated implied fair value of a reporting unit’s goodwill to its carrying value. The Company allocates the estimated fair value of a reporting unit to all of the assets and liabilities in that reporting unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the estimated fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. When there is a disposition of a portion of a reporting unit, goodwill is allocated to the gain or loss on that disposition based on the relative fair values of the portion of the reporting unit subject to disposition and the portion of the reporting unit that will be retained.
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. Refer to Note 6 for additional information regarding goodwill and other intangible assets.
Other Intangibles
The Company accounts for intangible assets in accordance with ASC 350. Indefinite lived intangible assets are not amortized. Definite lived intangible assets are amortized over their useful lives on a straight-line basis. The useful lives for definite lived intangible assets vary depending on the type of asset and the terms of contracts or the valuation performed. The Company tests for impairment of intangible assets at least annually, or more frequently if certain indicators are present to suggest that impairment may exist. Amortization expense on intangible assets is recorded on the straight-line method over their useful lives as follows:

Years
Trade names	10-15
Non-competes	1-10
Customer relationships	5-15
Other intangibles	3-15

Acquisitions
From time to time, the Company acquires businesses and/or assets that augment and complement its operations. In accordance with ASC 805, “Business Combinations,” these acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from these business combinations from the date of acquisition.
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
Depreciation expense was $107.4 million, $113.4 million and $129.8 million in 2016, 2015 and 2014, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2016, 2015, and 2014, the Company capitalized interest costs of $2.6 million, $1.5 million, and $1.4 million, respectively.
The Company tests for impairment of properties, plants and equipment if certain indicators are present to suggest that impairment may exist. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and indefinite-lived intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying business. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Future decisions to change our manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could also result in material impairment charges. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.

As of October 31, 2016, the Company's timber properties consisted of approximately 244,548 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release, and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. Depletion expense was $3.2 million, $2.8 million and $3.8 million in 2016, 2015 and 2014, respectively.

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
Self-Insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $4.4 million and $3.6 million for estimated costs related to outstanding claims as of October 31, 2016 and 2015, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information. The Company believes the reserves recorded are adequate based upon current facts and circumstances.
The Company has certain deductibles applied to various insurance policies including general liability, product, auto and workers’ compensation. The Company maintains liabilities totaling $11.8 million and $12.2 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2016 and 2015, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.

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
The Company’s effective tax rate is impacted by the amount of income generated in each taxing jurisdiction, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which the Company operates. Significant judgment is required in determining the Company’s effective tax rate and in evaluating its tax positions.
Tax benefits from uncertain tax positions are recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The amount recognized is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves on uncertain tax positions that are not more likely than not to be sustained upon examination as well as related interest and penalties.
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
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation and defined benefit pension and postretirement benefit adjustments. The impact of foreign currency translation is affected by the translation of assets, liabilities and operations of our foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar and the recognition of accumulated foreign currency translation upon the disposal of foreign entities. The primary assets and liabilities affecting the adjustments are: cash and cash equivalents; accounts receivable; inventory; properties, plants and equipment; accounts payable; pension and other postretirement benefit obligations; and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the Euro, Brazilian Real, and Chinese Yuan. The impact of defined benefit pension and postretirement benefit adjustments is primarily affected by unrecognized actuarial gains and losses related to our defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.
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
Transfer and Servicing of Assets
An indirect wholly-owned subsidiary of Greif, Inc. agrees to sell trade receivables meeting certain eligibility requirements that it had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., under a non-U.S. factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. indirect subsidiaries to the respective banks or their affiliates. The banks and their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and continues to recognize the deferred purchase price in its other current assets. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No stock options were granted in 2016, 2015 or 2014. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.
Revenue Recognition
The Company recognizes revenue when title passes and risks and rewards of ownership have transferred to customers or services have been rendered, with appropriate provision for returns and allowances. Revenue is recognized in accordance with ASC 605, “Revenue Recognition.”
Timberland disposals, timber sales, higher and better use (“HBU”) land, surplus and development property sales revenues are recognized when closings have occurred, required down payments have been received, title and possession have been transferred to the buyer and all other criteria for sale and profit recognition have been satisfied.
The Company reports the sale of timberland property in "timberland gains," the sale of HBU and surplus property in “gain on disposal of properties, plants and equipment, net” and the sale of timber and development property under “net sales” and “cost of products sold" in its consolidated statements of income. All HBU and development property, together with surplus property, is used by the Company to productively grow and sell timber until the property is sold.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses were $6.7 million, $3.8 million and $1.2 million in 2016, 2015 and 2014, respectively.
Derivative Financial Instruments
In accordance with ASC 815, “Derivatives and Hedging,” the Company records all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Dependent on the designation of the derivative instrument, changes in fair value are recorded to earnings or shareholders’ equity through other comprehensive income (loss).
The Company may from time to time use interest rate swap agreements to hedge against changing interest rates. For interest rate swap agreements designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
The Company's interest rate swap agreements effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate increases on future interest expense. The Company uses the regression method for assessing the effectiveness of these swaps. The effectiveness of these swaps is reviewed at least every quarter. Hedge ineffectiveness has not been material during any of the years presented herein.
The Company enters into currency forward contracts to hedge certain currency transactions and short-term intercompany loan balances with its international businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market value as of each balance sheet date, with the resulting changes in fair value being recognized in other expense, net.
The Company has used derivative instruments to hedge a portion of its natural gas purchases. These derivatives were designated as cash flow hedges. The effective portion of the net gain or loss was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period during which the hedged transaction affects earnings.
Any derivative contract that is either not designated as a hedge, or is so designated but is ineffective, has its changes to market value recognized in earnings immediately. If a cash flow or fair value hedge ceases to qualify for hedge accounting, the contract would continue to be carried on the balance sheet at fair value until settled and have the adjustments to the contract’s fair value recognized in earnings. If a forecasted transaction were no longer probable to occur, amounts previously deferred in accumulated other comprehensive income (loss) would be recognized immediately in earnings.

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
Newly Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-3, “Interest—Imputation of Interest (Subtopic 835-30)”. The objective of this update is to simplify the presentation of debt issuance costs in the financial statements. Under this ASU, the Company is required to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, with amortization of the costs reported as interest expense. The ASU requires the Company to disclose in the first fiscal year after the entity’s adoption date, and in the interim periods within the first fiscal year, the following: (1) The nature and reason for the change in accounting principle; (2) The transition method; (3) A description of the prior-period information that has been retrospectively adjusted; and (4) The effect of the change on the financial statement line item (that is, the debt issuance costs asset and the debt liability). The Company adopted the new guidance beginning on November 1, 2016, and the adoption will not have a material impact on the Company's financial position, results of operations, comprehensive income (loss), cash flows or disclosures.

In February 2015, the FASB issued ASU 2015-2, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities were required to re-evaluate their consolidation conclusions as well as disclosure requirements. The Company adopted the new guidance beginning on November 1, 2016, and the adoption will not have a material impact on the Company's financial position, results of operations, comprehensive income (loss), cash flows or disclosures.
In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Tax Items." This ASU amends ASC 740-10-45-4, which now states that in a classified statement of financial position an entity must classify deferred tax liabilities and assets as noncurrent amounts. This ASU also supersedes ASC 740-12-45-5, which required the valuation allowance for a particular tax jurisdiction to be allocated between current and noncurrent deferred tax assets for that tax jurisdiction on a pro rata basis. For public companies, this ASU is effective for periods beginning after December 15, 2016. The Company elected to adopt the new guidance beginning February 1, 2016 prospectively, resulting in deferred tax liabilities and assets being classified as noncurrent on the Company's balance sheet. Prior periods were not retrospectively adjusted. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income (loss) or cash flows.
Recently Issued Accounting Standards
The FASB has issued ASUs through 2016-19. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company, other than as explained below, will not have a material impact on the Company's financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. The Company is in the process of analyzing the impact of adopting this guidance but does not anticipate that it will have a material impact on its financial position, results of operations, comprehensive income (loss), cash flow and disclosures.
In February 2016, the FASB issued ASU 2016-2, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 842, "Leases". The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective in fiscal year 2020 using a modified retrospective approach. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In March 2016, the FASB issued ASU 2016-9, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for annual periods beginning after December 15, 2017 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
In October 2016, the FASB issued ASU 2016-17, "Interests Held through Related Parties That Are under Common Control," which amends the consolidation guidance for single decision makers of variable interest entities. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income (loss), cash flows and disclosures.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
The following table summarizes the Company’s significant acquisition activity in 2016, 2015 and 2014 (Dollars in millions):

	# of Acquisitions	Purchase Price, net of Cash	Tangible Assets, net	Intangible Assets	Goodwill
Total 2016 Acquisitions	—	$—	—	—	—
Total 2015 Acquisitions	—	$—	—	—	—
Total 2014 Acquisitions	2	$53.5	2.5	22.1	25.9
Note: Purchase price, net of cash acquired, represents cash paid in the period of each acquisition and does not include assumed debt, subsequent payments for deferred purchase adjustments or earn-out provisions.
During 2016, the Company completed four divestitures, one partial sale of ownership interest resulting in deconsolidation of a then wholly-owned indirect subsidiary and no material acquisitions. The divestitures were of nonstrategic businesses: three in the Rigid Industrial Packaging & Services segment and one in Flexible Products & Services segment. The loss on disposal of businesses was $14.5 million for the year ended October 31, 2016, consisting of an $18.1 million loss on the partial sale of ownership interest and a net gain of $3.6 million for the four divestitures. Proceeds from the divestitures and the partial sale of ownership interest were $24.1 million. Additionally, the Company has recorded notes receivable of $2.4 million for the sale of two businesses in the second quarter, which are expected to be collected in the fourth quarter of 2017.
The partial sale of ownership interest resulting in deconsolidation of a then wholly-owned indirect subsidiary was the result of the sale of 51 percent ownership interest in Earthminded Benelux, NV, a subsidiary in the Rigid Industrial Packaging & Services segment, which, together with the relinquishment of the Company's power to direct the activities that most significantly impact the subsidiary's performance, resulted in deconsolidation . As of September 1, 2016, the Company accounts for its investment in this subsidiary under the equity method of accounting due to the Company's noncontrolling ownership interest.
The $18.1 million loss on the partial sale of ownership interest resulting in deconsolidation was measured as the difference between (a) the fair value of the retained noncontrolling interest of $0.3 million and the consideration transferred of $0.3 million from the unrelated third party purchaser and (b) the carrying value of the former subsidiary's net assets of $18.7 million.
During 2015, the Company completed eight divestitures and no material acquisitions. The divestitures were of nonstrategic businesses: six in the Rigid Industrial Packaging & Services segment and two in the Flexible Products & Services segment. The loss on disposal of businesses was $9.2 million for the year ended October 31, 2015. Proceeds from divestitures were $19.6 million. Additionally, the Company has recorded notes receivable of $2.9 million for the sale of these businesses, with terms ranging from three months to five years.
During 2014, the Company completed two acquisitions and nine divestitures. One acquisition was in the Rigid Industrial Packaging & Services segment in November and the other acquisition was in the Paper Packaging & Services segment in November. The rigid industrial packaging acquisition complemented the Company’s existing product lines and provided growth opportunities and economies of scale. The paper packaging acquisition was made in part to obtain technologies, equipment, and customer lists. The gain on sale of businesses, net was $11.5 million for the year ended October 31, 2014. Three of the divestitures were of nonstrategic businesses in the Rigid Industrial Packaging & Services segment. Two of the divestitures in this segment resulted in losses on disposal of $9.1 million and $1.8 million, respectively, which included the write off of allocated goodwill. The third divestiture in this segment resulted in a loss of $11.4 million, which consisted of $5.5 million recorded as a loss on disposal and of $5.9 million of non-cash asset impairment charges due to the recording of an expected loss prior to the period in which the transaction was completed. There were also divestitures of businesses in the Flexible Products & Services and Paper Packaging & Services segments that resulted in gains of $18.3 million and $4.2 million, respectively, which included the write-off of allocated goodwill. Additionally, there were divestitures of four smaller investments in the Rigid Industrial Packaging & Services segment that resulted in an aggregate net gain of $5.4 million. Proceeds from divestitures were $115.3 million.
None of the above-referenced divestitures in 2016, 2015 or 2014 qualified as discontinued operations as they do not, individually or in the aggregate, represent a strategic shift that has had a major impact on the Company’s operations or financial results.

The Company has allocated purchase price as of the dates of acquisition based upon its understanding, obtained during due diligence and through other sources, of the fair value of the acquired assets and assumed liabilities.
NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100 million ($109.0 million as of October 31, 2016). Under the terms of the European RPA, the Company has the ability to loan excess cash back to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, the Company had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates, which was included in prepaid expenses and other current assets. As of October 31, 2016, the Company collected the full balance of the subordinated note receivable.
Under the terms of the European RPA, the Company has agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other of our indirect wholly-owned subsidiaries under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks and their affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and the Company continues to recognize the deferred purchase price in prepaid expenses and other current assets or other current liabilities. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($10.8 million as of October 31, 2016). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains information related to the Company’s accounts receivables programs (Dollars in millions):

For the years ended October 31,	2016	2015	2014
European RPA
Gross accounts receivable sold to third party financial institution	$620.3	$715.2	$1,006.4
Cash received for accounts receivable sold under the programs	548.1	633.6	888.1
Deferred purchase price related to accounts receivable sold	71.7	76.2	118.3
Loss associated with the programs	0.8	1.5	2.5
Expenses associated with the programs	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$44.1	$48.1	$56.7
Cash received for accounts receivable sold under the programs	36.4	48.1	56.7
Deferred purchase price related to accounts receivable sold	7.1	—	—
Loss associated with the programs	—	0.1	—
Expenses associated with the programs	—	0.1	0.1
Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$664.4	$763.3	$1,063.1
Cash received for accounts receivable sold under the program	584.5	681.7	944.8
Deferred purchase price related to accounts receivable sold	78.8	76.2	118.3
Loss associated with the program	0.8	1.6	2.5
Expenses associated with the program	—	0.1	0.1

	October 31, 2016	October 31, 2015
European RPA
Accounts receivable sold to and held by third party financial institution	$106.7	$114.8
Deferred purchase price asset (liability) related to accounts receivable sold	(0.4)	(1.5)
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.0	$4.0
Uncollected deferred purchase price related to accounts receivable sold	0.5	—
Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$110.7	$118.8
Deferred purchase price asset (liability) related to accounts receivable sold	0.1	(1.5)
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
NOTE 4 – INVENTORIES
The inventories are stated at the lower of cost or market and summarized as follows as of October 31 for each year (Dollars in millions):

	2016	2015
Finished goods	$79.8	$88.0
Raw materials	185.4	190.7
Work-in process	12.2	18.3
	$277.4	$297.0
NOTE 5 – ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET
The following table presents assets and liabilities classified as held for sale as of October 31, 2016 and 2015.

	October 31, 2016	October 31, 2015
Trade accounts receivable, less allowance	$—	$2.3
Inventories	—	1.6
Properties, plants and equipment, net	11.8	8.1
Other assets	—	4.9
Assets held for sale	11.8	16.9
Accounts payable	—	1.8
Liabilities held for sale	$—	$1.8

As of October 31, 2016, there was one asset group in the Rigid Industrial Packaging Products & Services segment and one asset group in the Flexible Products & Services segment classified as assets held for sale. These assets held for sale are being marketed for sale and it is the Company's intention to complete the sales of these assets within the twelve months following their initial classification into assets held for sale.
During 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $10.3 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $1.3 million, sales of surplus properties in the Land Management segment that resulted in gains of $1.6 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging & Services segment, and other net gains totaling an additional $0.8 million. For additional information regarding the sale of businesses refer to Note 2 to these consolidated financial statements.
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
For the year ended October 31, 2014, the Company recorded a gain on disposal of properties, plants and equipment, net of $8.3 million. There were sales of HBU and surplus properties which resulted in gains of $5.4 million in the Land Management segment, a sale of equipment in the Flexible Products & Services segment that resulted in a gain of $1.1 million, a disposal of an asset in the Paper Packaging & Services segment that resulted in a gain of $0.7 million and sales of other miscellaneous equipment which resulted in aggregate gains of $1.1 million.
For the year ended October 31, 2016, the Company recorded no gains relating to the sale of timberland. For the years ended October 31 2015 and 2014, the Company recorded a gain of $24.3 million and $17.1 million, respectively, relating to the sale of timberland.
NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the year ended October 31, 2016 and 2015 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging & Services	Flexible Products & Services (1)	Land Management	Total
Balance at October 31, 2014	$820.7	$59.5	$—	$—	$880.2
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(11.6)	—	—	—	(11.6)
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	—	—	—	—	—
Currency translation	(61.5)	—	—	—	(61.5)
Balance at October 31, 2015	$747.6	$59.5	$—	$—	$807.1
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(17.6)	—	—	—	(17.6)
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	—	—	—	—	—
Currency translation	(3.1)	—	—	—	(3.1)
Balance at October 31, 2016	$726.9	$59.5	$—	$—	$786.4

(1)	Accumulated goodwill impairment loss was $50.3 million as of October 31, 2016, 2015 and 2014.
The Company reviews goodwill by reporting unit and indefinite-lived intangible assets for impairment as required by ASC 350, “Intangibles – Goodwill and Other,” either annually in the fourth quarter as of August 1, or whenever events and circumstances indicate impairment may have occurred. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. The components are aggregated into reporting units for purposes of goodwill impairment testing to the extent they share similar qualitative and quantitative characteristics. The Company has five operating segments: Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services Europe, Middle East, Africa and Asia Pacific; Paper Packaging & Services; Flexible Products & Services; and Land Management. These five operating segments are aggregated into four reportable business segments by combining the Rigid Industrial Packaging & Services – Americas and Rigid Industrial Packaging & Services Europe, Middle East, Africa and Asia Pacific operating segments. The Company’s reporting units are the same as the operating segments.

Refer to Note 10 herein for further discussion regarding goodwill allocated to divestitures and businesses held for sale.
During the fourth quarter of 2014, triggering events occurred in the Flexible Products & Services reporting unit that significantly lowered the forecasted cash flow projections used by the Company during its annual impairment test. The triggering events identified were as follows:

•
During the fourth quarter of 2014, the Flexible Products & Services business changed the labor mix of employees at one of its facilities in Turkey, resulting in higher expected long-term overall labor costs.

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

•
Finally, there was a significant devaluation of the Euro that negatively impacted expected results for the Flexible Products & Services business, as a significant portion of its forecasted sales are to customers in the Euro zone. The devaluation is projected to have a long-term effect on the results of the Flexible Products & Services reporting unit.

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
The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2016 and October 31, 2015 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2016:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	$167.6	$86.9	$80.7
Trademarks and patents	12.1	4.8	7.3
Non-compete agreements	1.0	0.9	0.1
Other	23.5	14.0	9.5
Total	$217.2	$106.6	$110.6
October 31, 2015:
Indefinite lived:
Trademarks and patents	$13.1	$—	$13.1
Definite lived:
Customer relationships	$180.7	$81.7	$99.0
Trademarks and patents	12.4	4.2	8.2
Non-compete agreements	4.9	4.5	0.4
Other	24.2	12.2	12.0
Total	$235.3	$102.6	$132.7
Gross intangible assets decreased by $18.1 million for the year ended October 31, 2016. The decrease was attributable to $7.6 million of gross intangibles divested, $4.2 million of impairments resulting from a business being classified into held for sale, $1.6 million of currency fluctuations and the write-off of $4.7 million of fully-amortized assets. Amortization expense was $16.8 million, $18.4 million and $22.0 million for the years ended 2016, 2015 and 2014, respectively. Amortization expense for the next five years is expected to be $15.3 million in 2017, $14.9 million in 2018, $14.8 million in 2019, $14.3 million in 2020 and $12.6 million million in 2021.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting. Indefinite lived intangibles of approximately $13.0 million as of October 31, 2016, which related primarily to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop and Box Board, are not amortized.
NOTE 7 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2016 and 2015 (Dollars in millions):

	Employee Separation Costs	Other costs	Total
Balance at October 31, 2014	$2.9	$1.2	$4.1
Costs incurred and charged to expense	27.8	12.2	40.0
Costs paid or otherwise settled	(16.0)	(6.8)	(22.8)
Balance at October 31, 2015	$14.7	$6.6	$21.3
Costs incurred and charged to expense	16.7	10.2	26.9
Costs paid or otherwise settled	(22.2)	(15.6)	(37.8)
Balance at October 31, 2016	$9.2	$1.2	$10.4
The focus for restructuring activities in 2016 was to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the year ended October 31, 2016, the Company recorded restructuring charges of $26.9 million, as compared to $40.0 million of restructuring charges recorded during the year ended October 31, 2015. The restructuring activity for the year ended October 31, 2016 consisted of $16.7 million in employee separation costs and $10.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were four plants closed in 2016, and a total of 254 employees severed throughout 2016 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $16.1 million as of October 31, 2016. (Dollars in millions):

	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2016	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$23.5	$12.4	11.1
Other restructuring costs	8.3	6.6	1.7
	31.8	19.0	12.8
Flexible Products & Services:
Employee separation costs	6.0	4.0	2.0
Other restructuring costs	3.6	2.3	1.3
	9.6	6.3	3.3
Paper Packaging & Services:
Employee separation costs	0.3	0.3	—
Other restructuring costs	1.2	1.2	—
	1.5	1.5	—
Land Management:
Employee separation costs	—	—	—
Other restructuring costs	0.1	0.1	—
	0.1	0.1	—
	$43.0	$26.9	$16.1
The focus for restructuring activities in 2015 was to rationalize operations and close underperforming assets throughout all segments. During 2015, the Company recorded restructuring charges of $40.0 million, consisting of $27.8 million in employee separation costs and $12.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were eight plants closed and a total of 1,020 employees severed throughout 2015 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2014 was to rationalize and close underperforming assets in both the Flexible Products & Services and the Rigid Industrial Packaging & Services segments. During 2014, the Company recorded restructuring charges of $16.1 million, consisting of $12.0 million in employee separation costs and $4.1 million in other restructuring costs, primarily consisting of lease termination costs, professional fees and other miscellaneous exit costs. There were eight plants closed and a total of 850 employees severed throughout 2014 as part of the Company’s restructuring efforts.
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
The Company completed the second and final phase of these transactions in the first and second quarters of 2006, respectively, with the sale of 15,300 acres and another approximately 5,700 acres.
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
As of October 31, 2016 and 2015, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For each of the years ended October 31, 2016, 2015 and 2014, the Buyer SPE recorded interest income of $2.4 million.
As of October 31, 2016 and 2015, STA Timber had long-term debt of $43.3 million. For each of the years ended October 31, 2016, 2015 and 2014, STA Timber recorded interest expense of $2.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.
Flexible Packaging Joint Venture

On September 29, 2010, Greif, Inc. and its indirect subsidiary Greif International Holding Supra C.V. (“Greif Supra,”) formed a joint venture (referred to herein as the “Flexible Packaging JV” or "FPS VIE") with Dabbagh Group Holding Company Limited and one of its subsidiaries, originally National Scientific Company Limited and now Gulf Refined Packaging for Industrial Packaging Company LTD ("GRP"). The Flexible Packaging JV owns the operations in the Flexible Products & Services segment. The Flexible Packaging JV has been consolidated into the operations of the Company as of its formation date of September 29, 2010.
The Flexible Packaging JV is deemed to be a VIE since the total equity investment at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support. The major factors that led to the conclusion that the Company was the primary beneficiary of this VIE was that (1) the Company has the power to direct the most significant activities due to its ability to direct the operating decisions of the FPS VIE, which power is derived from the significant CEO discretion over the operations of the FPS VIE combined with the Company's sole and exclusive right to appoint the CEO of the FPS VIE, and (2) the significant variable interest through the Company's equity interest in the FPS VIE.
The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by Greif Supra and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexibles Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012 and ceased operations in the fourth quarter of 2014. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, Greif Supra and GRP have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.
All investments, loans and capital contributions are to be shared equally by Greif Supra and GRP and each partner has committed to contribute capital of up to $150.0 million and obtain third party financing for up to $150.0 million as required.
The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

As of October 31,	2016	2015
Cash and cash equivalents	$15.2	$14.5
Trade accounts receivable, less allowance of $2.8 in 2016 and $3.2 in 2015	43.3	47.5
Inventories	50.9	44.7
Properties, plants and equipment, net	25.0	43.1
Other assets	37.3	36.8
Total Assets	$171.7	$186.6
Accounts payable	30.7	27.9
Other liabilities	43.7	50.6
Total Liabilities	$74.4	$78.5
Net loss attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2016, 2015 and 2014 were $8.2 million, $14.2 million and $57.0 million, respectively.
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
EarthMinded Benelux NV VIE

On August 31, 2016, a wholly owned indirect subsidiary of Greif, Inc.sold 51 percent of its shares in its then wholly owned subsiduary, EarthMinded Benelux NV for $0.3 million.
EarthMinded Benelux NV is a VIE due to insufficient equity investment at risk. The Company is not the primary beneficiary of this VIE since (1) the Company does not have the power to direct the most significant activities due to its lack of ability to direct the financing, capital and operating decisions of the VIE, and (2) the Company does not have the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, EarthMinded Benelux NV was deconsolidated from the operations of the Company as of August 31, 2016. The retained noncontrolling interest of $0.3 million is included in prepaid expenses and other current assets in the consolidated balance sheets and the Company's share of the operations is classified in equity earnings of unconsolidated affiliates, net of tax, on the condensed consolidated statements of income prospectively.

NOTE 9 – LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in millions):

	October 31, 2016	October 31, 2015
Prior Credit Agreement	$201.2	$217.4
Senior Notes due 2017	300.1	300.7
Senior Notes due 2019	247.0	246.0
Senior Notes due 2021	216.6	219.4
Amended Receivables Facility	—	147.6
Other long-term debt	9.7	15.8
	974.6	1,146.9
Less current portion	—	(30.7)
Long-term debt	$974.6	$1,116.2
Credit Agreement
On November 3, 2016, the Company and four of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the $1.0 billion senior secured credit agreement entered into on December 19, 2012, by the Company and two of its international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the Prior Credit Agreement was $584.4 million as of October 31, 2016, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The Prior Credit Agreement contained financial covenants that required the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally required that at the end of any fiscal quarter the Company will not permit the ratio of (a) the Company’s total consolidated indebtedness, to (b) the Company’s consolidated net income plus depreciation, depletion and amortization, interest expense (including capitalized interest), income taxes, and minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months (“adjusted EBITDA”) to be greater than 4.00 to 1. The interest coverage ratio generally required that at the end of any fiscal quarter the Company would not permit the ratio of (a) the Company’s adjusted EBITDA to (b) the Company’s consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the preceding twelve month period (the “Interest Coverage Ratio Covenant”).
The terms of the Prior Credit Agreement limit the Company’s ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of the Company’s equity interests. The payment of dividends and other restricted payments are subject to the condition that certain defaults not exist under the terms of the Prior Credit Agreement and, in the event that certain defaults exist, are limited in amount by a formula based, in part, on the Company’s consolidated net income. The repayment of amounts borrowed under the Prior Credit Agreement are secured by a security interest in the personal property of Greif, Inc. and certain of the Company’s United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company’s United States subsidiaries. The repayment of amounts borrowed under the Prior Credit Agreement is also secured, in part, by capital stock of the non-U.S.

subsidiaries that are parties to the Prior Credit Agreement. The payment of outstanding principal under the Prior Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the Prior Credit Agreement, subject to applicable notice requirements and cure periods as provided in the Prior Credit Agreement.
As of October 31, 2016, $201.2 million was outstanding under the Prior Credit Agreement. There was no current portion of the Prior Credit Agreement. The weighted average interest rate on the Prior Credit Agreement was 1.78% for the year ended October 31, 2016. The actual interest rate on the Prior Credit Agreement was 1.28% as of October 31, 2016.

The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments commencing April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The term loan facility can be drawn upon as a single loan any time on or prior to February 15, 2017. The Company expects to use the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that mature on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, to finance acquisitions and to refinance amounts outstanding under the Prior Credit Agreement. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement.

The 2017 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) adjusted EBITDA to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period.

The terms of the 2017 Credit Agreement limit the Company’s ability to make “restricted payments,” which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The repayment of this facility is secured by a security interest in the personal property of the Company and certain of its United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company’s United States subsidiaries and will be secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that the Company receives and maintains an investment grade rating from either Moody’s Investors Service, Inc. or Standard & Poor’s Corporation, the Company may request the release of such collateral. The payment of outstanding principal under the 2017 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. Interest on these Senior Notes is payable semi-annually. The Senior Notes are classified as long-term debt on the consolidated balance sheet as of October 31, 2016 because the Company has the intent and ability to repay them and anticipates doing so using proceeds from the term loan under the 2017 Credit Agreement.
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
United States Trade Accounts Receivable Credit Facility

On September 28, 2016, certain domestic subsidiaries of Greif, Inc. (the “Company”) amended and restated their receivables financing facility (the “Receivables Facility”) with Cooperatieve Rabobank U.A., New York Branch (“Rabobank”), as the agent, managing agent, administrator and committed investor.

Greif Receivables Funding LLC (“Greif Funding”), Greif Packaging LLC (“Greif Packaging”) and certain other domestic subsidiaries of the Company entered into a Second Amended and Restated Transfer and Administration Agreement, dated as of September 28, 2016 (the “Second Amended TAA”), with Rabobank, as a committed investor, a managing agent, an administrator and the agent and various investor groups, managing agents, and administrators, from time to time parties thereto. The Second Amended TAA, as of September 28, 2016, replaced in its entirety the Amended and Restated Transfer and Administration Agreement, dated as of September 30, 2013 with PNC Bank, National Association, as a committed investor, managing agent, administrator and agent (the "Prior TAA"), which provided for a $150.0 million Receivables Facility. The Second Amended TAA also provides for a $150.0 million Receivables Facility.
Greif Funding is a direct subsidiary of Greif Packaging and is included in the Company’s consolidated financial statements. However, because Greif Funding is a separate and distinct legal entity from the Company, the assets of Greif Funding are not available to satisfy the liabilities and obligations of the Company, Greif Packaging or other subsidiaries of the Company, and the liabilities of Greif Funding are not the liabilities or obligations of the Company or its other subsidiaries.

The Second Amended TAA provides for the ongoing purchase by Rabobank of receivables from Greif Funding, which Greif Funding will have purchased from Greif Packaging and certain other domestic subsidiaries of the Company as the originators under the Second Amended and Restated Sale Agreement, dated as of September 28, 2016 (the “Second Amended Sale Agreement”).  Greif Packaging will service and collect on behalf of Greif Funding those receivables sold to Greif Funding under the Second Amended Sale Agreement.  The maturity date of the Receivables Facility is September 27, 2017, subject to earlier termination as provided in the Second Amended TAA (including acceleration upon an event of default as provided therein), or such later date to which the purchase commitment may be extended by agreement of the parties.  In addition, Greif Funding can terminate the Receivables Facility at any time upon five days prior written notice. The Company has guaranteed the performance by Greif Funding, Greif Packaging and its other participating subsidiaries of their respective obligations under the Second Amended TAA, the Second Amended Sale Agreement and related agreements, but has not guaranteed the collectability of the receivables.  A significant portion of the proceeds from the Receivables Facility were used to pay the obligations under the Prior TAA.  The remaining proceeds are to be used to pay certain fees, costs and expenses incurred in connection with the Receivables Facility and for working capital and general corporate purposes.

The Receivables Facility is secured by certain trade accounts receivables relating to the Rigid Industrial Packaging and Paper Packaging & Services businesses of Greif Packaging and other domestic subsidiaries of the Company in the United States and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Second Amended TAA.  Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility.
Other
In addition to the amounts borrowed under the Amended Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of October 31, 2016, the Company had outstanding other debt of $9.7 million in long-term debt and $51.6 million in short-term borrowings, compared to other debt of $15.8 million in long-term debt and $40.7 million in short-term borrowings, as of October 31, 2015. There are no financial covenants associated with this other debt.
Annual maturities are $300.1 million in 2017, $201.2 million in 2018, $247.0 million in 2019, zero in 2020, $216.6 million in 2021 and $9.7 million thereafter. Cash paid for interest expense was $74.8 million, $77.5 million and $86.4 million in 2016, 2015 and 2014, respectively.
As of October 31, 2016 and 2015, the Company had deferred financing fees and debt issuance costs of $4.2 million and $7.2 million, respectively, which are included in other long-term assets.
NOTE 10 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2016 and 2015 (Dollars in millions):

	October 31, 2016				Balance sheet Location
	Level 1	Level 2	Level 3	Total
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	Other current liabilities
Insurance Annuity	—	—	20.1	20.1	Other long-term assets
Total*	$—	$—	$20.1	$20.1

	October 31, 2015
	Level 1	Level 2	Level 3	Total	Balance sheet Location
Foreign exchange hedges	—	0.3	—	0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.2)		(0.2)	Other current liabilities
Insurance Annuity	—	—	20.1	20.1	Other long-term assets
Total*	$—	$0.1	$20.1	$20.2

*    The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2016 and 2015 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
As of October 31, 2016 and October 31, 2015 the Company had no interest rate derivatives.
Through December 2014, the Company had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150.0 million. Under these swap agreements, the Company received interest based upon a variable interest rate from the counterparties and paid interest based upon a fixed interest rate. The assumptions that were used in measuring fair value of the interest rate derivatives were considered level 2 inputs, which were based on interest from the counterparties based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements. These derivative instruments were designated and qualified as cash flow hedges. Accordingly, the effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings. The ineffective portion of the gain or loss on the derivative instrument was recognized in earnings immediately.
Losses reclassified to earnings under these contracts were $0.2 million and $0.9 million for the twelve months ended October 31, 2015, and 2014, respectively. These losses were recorded within the consolidated statements of income as interest expense, net.
Subsequent to October 31, 2016, the Company entered into a forward interest rate swap with a notional amount of $300 million.  Beginning as of February 1, 2017, the Company has agreed to receive variable rate interest based upon one month U.S. dollar LIBOR and pay a fixed spread, depending on the leverage ratio, over the borrowing cost as defined in the 2017 Credit Agreement.  On February 1, 2017, this will effectively convert the borrowing rate on $300 million of debt under the 2017 Credit Agreement from a variable rate to a rate of 2.944%.  This derivative will be designated as a cash flow hedge for accounting purposes.  Accordingly, any effective portion of the gain or loss on this derivative instrument will be reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instrument will be recognized into earnings.  The assumptions that will be used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
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
As of October 31, 2016, the Company had outstanding foreign currency forward contracts in the notional amount of $78.9 million ($129.9 million as of October 31, 2015). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Losses recorded under fair value contracts were $2.7 million, $6.0 million and $6.2 million for the years ended October 31, 2016, 2015 and 2014, respectively.
Other Financial Instruments
The fair values of the Company’s Prior Credit Agreement and the Amended Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, “Fair Value Measurements and Disclosures.”
The following table presents the estimated fair values for the Company’s Senior Notes and Assets held by special purpose entities (Dollars in millions):

	October 31, 2016	October 31, 2015
Senior Notes due 2017 Estimated fair value	$302.4	$314.8
Senior Notes due 2019 Estimated fair value	280.1	280.6
Senior Notes due 2021 Estimated fair value	264.9	258.7
Assets held by special purpose entities Estimated fair value	54.3	54.4
Pension Plan Assets
On an annual basis we compare the asset holdings of our pension plan to targets established by the Company. The pension plan assets are categorized as equity securities, debt securities, fixed income securities, insurance annuities or other assets, which are considered level 1, level 2 and level 3 fair value measurements. The typical asset holdings include:

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
Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the twelve months ended October 31, 2016 and October 31, 2015 (Dollars in millions):

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2016
Impairment of Net Assets Held for Sale	$37.6	Broker Quote / Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	13.8	Sales Value	Sales Value	N/A
Total	$51.4
October 31, 2015
Impairment of Long-lived assets- Land & Building	$28.1	Broker Quote / Indicative Bids	Indicative Bids	N/A
Impairment of Long-lived assets- Machinery & Equipment	17.8	Sales Value	Sales Value	N/A
Total	$45.9

Long-Lived Assets
During the year ended October 31, 2016, the Company wrote down long-lived assets with a carrying value of $19.2 million to a fair value of $5.4 million, resulting in recognized asset impairment charges of $13.8 million. These charges include $8.6 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, $3.7 million of properties, plants and equipment, net, in the Flexible Products & Services segment, and $1.5 million related to a cost method investment in the Paper Packaging & Services segment.
During the year ended October 31, 2015, the Company wrote down long-lived assets with a carrying value of $60.7 million to a fair value of $14.8 million, resulting in recognized asset impairment charges of $45.9 million. These charges include $15.0 million of impairment charges related to Venezuelan properties, plants, and equipment, net, $11.4 million of impairment charges related to assets recognized at fair value in the Company's reconditioning business, $1.5 million of IT software assets that were identified as obsolete, $0.5 million other-than-temporary impairment of equity method investment within the Flexible Products & Services segment, $10.9 million of impairment charges related to plant closures within the Rigid Industrial Packaging & Services and Flexible Products & Services segments, and $6.6 million of various machinery and equipment determined to be obsolete.
During the year ended October 31, 2014, the Company wrote down long-lived assets with a carrying value of $58.0 million to a fair value of $22.5 million, resulting in recognized asset impairment charges of properties, plants and equipment of $35.5 million, consisting of: $11.5 million for assets in the Rigid Industrial Packaging & Services segment related to the third quarter 2014 impairment of assets to be sold for a loss in the fourth quarter of 2014, underutilized and damaged equipment and unutilized facilities in Europe; and $24.0 million for assets in Flexible Products & Services segment related to underutilized equipment and the shutdown of the fabric hub in the Kingdom of Saudi Arabia. The impairment charges in the Flexible Products & Services segment included $15.7 million related to assets valued on the basis of their highest and best use.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.

Assets and Liabilities Held for Sale
During the year ended October 31, 2016, the Company wrote down assets and liabilities held for sale with a carrying value of $70.6 million to a fair value of $33.0 million, resulting in recognized asset impairment charges of $37.6 million. During the year ended October 31, 2016, three asset groups were reclassified to assets and liabilities held for sale, resulting in a $23.6 million impairment to net realizable value. Included in that asset impairment, was $9.1 million of goodwill allocated to the business classified as held for sale. One asset group classified as held for sale as of October 31, 2015, was remeasured to net realizable value, resulting in an impairment of $14.0 million. Included in that asset impairment was $11.9 million of goodwill allocated to the business classified as held for sale. During the year ended October 31, 2015, two asset groups classified as held for sale at October 31, 2014 were reclassified to held and used, resulting in a $3.0 million impairment to net realizable value. During the year ended October 31, 2014, the Company recorded no additional impairment charges related to assets which were previously classified as held for sale. The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Goodwill and Indefinite-Lived Intangibles
On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” As of October 31, 2014, the Company concluded that the carrying amount of the Flexible Products & Services reporting unit exceeded the fair value of the Flexible Products & Services reporting unit and the goodwill of $50.3 million on the Flexible Products & Services reporting unit as of October 31, 2014 was fully impaired. See Note 6 for additional information. The Company concluded that no impairment existed as of October 31, 2016 and 2015.
NOTE 11 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of income over the requisite service periods. The Company uses the straight-line single option method of expensing stock options to recognize compensation expense in its consolidated statements of income for all share-based awards. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense is reduced to account for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. No stock options were granted in 2016, 2015 or 2014. For any stock options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the provisions of ASC 718.
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

Stock option activity for the years ended October 31 was as follows (Shares in thousands):

	2016		2015		2014
	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price	Shares	Weighted Average Exercise price
Beginning balance	—	—	10	$27.36	79	$25.30
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Exercised	—	—	10	27.36	69	25.01
Ending balance	—	—	—	$—	10	$27.36
All outstanding stock options were exercisable as of October 31, 2014. No stock options were outstanding as of October 31, 2016 and 2015.

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
Under the Company’s Long Term Incentive Plan, the Company will grant in January 2017 31,075 shares of restricted stock for the three year performance period ended 2016. The Company granted 40,792 shares of restricted stock with a grant date fair value of $27.02 under the Company’s Long Term Incentive Plan for 2015. The total stock expense recorded under the Long Term Incentive Plan was $1.5 million, $1.4 million and $2.3 million for the periods ended October 31, 2016, 2015 and 2014, respectively. All restricted stock awards under the Long Term Incentive Plan are fully vested at the date of award.
Under the Company’s 2005 Directors Plan, the Company granted 42,435 shares of restricted stock with a weighted average grant date fair value of $26.51 in 2016. The Company granted 25,560 shares of restricted stock with a weighted average grant date fair value of $44.01 under the Company’s 2005 Directors Plan in 2015. The total expense recorded under the plan was $1.1 million for the periods ended October 31, 2016, 2015, and 2014, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.
During 2014, the Company awarded an officer, as part of the terms of his initial employment arrangement, 15,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until May 12, 2019. These shares fully vest in equal installments of 5,000 on May 12, 2015, 2016 and 2017. Share-based compensation expense was $0.2 million, $0.3 million, and $0.2 million for the periods ended October 31, 2016, 2015, and 2014 respectively.
The total stock compensation expenses recorded under the plans were $2.8 million, $2.8 million and $3.6 million for the periods ended October 31, 2016, 2015 and 2014 respectively.

NOTE 12 – INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.
The provision for income taxes consists of the following (Dollars in millions):

For the years ended October 31,	2016	2015	2014
Current
Federal	$20.3	$18.3	$53.1
State and local	4.4	4.0	9.8
Non-U.S.	40.3	29.6	38.0
	65.0	51.9	100.9
Deferred
Federal	0.5	2.4	2.7
State and local	0.5	0.2	(1.6)
Non-U.S.	0.5	(6.1)	13.0
	1.5	(3.5)	14.1
	$66.5	$48.4	$115.0

The non-U.S. income (loss) before income tax expense was $49.9 million, $44.8 million and $(17.0) million in 2016, 2015, and 2014, respectively. The 2014 non-U.S. pretax loss is primarily the result of the impairment of non-deductible goodwill. The U.S. income before income tax was $91.3 million, $70.0 million and $175.0 million in 2016, 2015, and 2014, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

For the years ended October 31,	2016	2015	2014
Federal statutory rate	35.00%	35.00%	35.00%
Impact of foreign tax rate differential	(11.15)%	(10.10)%	(2.40)%
State and local taxes, net of federal tax benefit	2.19%	2.80%	4.20%
Net impact of changes in valuation allowances	1.91%	3.00%	12.70%
Venezuela balance sheet remeasurement	—%	5.90%	—%
Non-deductible write-off and impairment of goodwill and other intangible assets	7.37%	2.50%	15.60%
Unrecognized tax benefits	4.84%	2.50%	7.20%
Permanent book-tax differences	(4.78)%	(0.50)%	(3.10)%
Withholding taxes	4.64%	2.70%	2.90%
Other items, net	7.08%	(1.60)%	0.70%
	47.10%	42.20%	72.80%
The primary items which increased the Company’s effective income tax rate from the federal statutory rate in 2016 were non-deductible expenses, such as the write-off of goodwill allocated to divestitures and impairments, withholding taxes, unrecognized tax benefits, state and local taxes, net of federal tax benefit, the net impact of changes in valuation allowances due to changes in circumstances in several legal entities and other tax items. Cumulatively, these items impacted the 2016 effective income tax rate by approximately 28.0 percent. This increase was offset by the impact of foreign tax rates and permanent book-tax differences, which decreased the effective income tax rate by approximately 15.9 percent in 2016. In both 2016 and 2015, the items that materially increased the effective income tax rate from the federal statutory rate were related to non-U.S. operations.
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

The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows (Dollars in millions):

	2016	2015
Deferred Tax Assets
Net operating loss and other carryforwards	$83.0	$80.8
Pension liabilities	57.0	53.6
Insurance operations	2.7	3.5
Incentive liabilities	8.0	5.4
Environmental reserves	1.3	0.4
Inventories	7.8	6.5
State income taxes	7.0	7.4
Postretirement benefit obligations	3.1	3.5
Other	9.1	11.3
Interest accrued	1.2	1.6
Allowance for doubtful accounts	1.9	3.4
Restructuring reserves	1.1	6.0
Deferred compensation	3.8	2.9
Foreign tax credits	2.4	2.3
Vacation accruals	1.5	1.5
Workers compensation accruals	6.7	3.5
Total Deferred Tax Assets	197.6	193.6
Valuation allowance	(92.1)	(89.5)
Net Deferred Tax Assets	105.5	104.1
Deferred Tax Liabilities
Properties, plants and equipment	86.5	84.7
Goodwill and other intangible assets	80.4	80.1
Foreign income inclusion	1.1	1.1
Foreign exchange gains	5.7	6.1
Timberland transactions	115.8	116.2
Total Deferred Tax Liabilities	289.5	288.2
Net Deferred Tax Liability	$(184.0)	$(184.1)
As of October 31, 2016, the Company had income tax benefits of $83.0 million from net operating loss carryforwards, almost all of which were related to non-US operations. The Company has recorded valuation allowances $89.9 million and $87.2 million against non-US deferred tax assets as of October 31, 2016 and 2015 respectively. The Company has also recorded valuation allowances of $2.3 million, as of October 31, 2016 and 2015, against U.S. deferred tax assets. The Company had net changes in valuation allowances in 2016 of $2.6 million, resulting in a net increase of 1.91% in the effective tax rate related to these changes.
As of October 31, 2016, the Company has not recognized U.S. deferred income taxes on a cumulative total of $557.0 million of undistributed earnings from certain non-U.S. subsidiaries. The Company’s intention is to reinvest these earnings indefinitely outside of the U.S., or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not practicable to estimate the amount of any additional taxes which may be payable on the undistributed earnings given the various alternatives the Company could employ should the Company decide to repatriate these earnings in the future.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2016	2015	2014
Balance at November 1	$29.6	$34.3	$30.5
Increases in tax positions for prior years	5.7	8.5	5.7
Decreases in tax positions for prior years	(10.5)	(2.2)	(8.2)
Increases in tax positions for current years	6.9	6.2	10.3
Settlements with taxing authorities	—	(5.7)	(0.6)
Lapse in statute of limitations	(2.6)	(6.2)	(0.8)
Currency translation	0.6	(5.3)	(2.6)
Balance at October 31	$29.7	$29.6	$34.3
The 2016 net increase is primarily related to decreases related to the settlement of prior years’ tax audits and lapse in statute of limitations, offset by increases in unrecognized tax benefits related to prior years and the current year.
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various foreign jurisdictions. With a few exceptions, the Company is subject to audit by various taxing authorities for 2011 through the current fiscal year. The Company has completed its U.S. federal tax audit for the tax years through 2013.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2016 and October 31, 2015, the Company had $5.6 million and $5.4 million, respectively, accrued for the payment of interest and penalties.
The October 31, 2016, 2015, 2014 balances include $28.5 million, $28.5 million and $28.0 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits would not affect our effective tax rate.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2016 under ASC 740. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0.0 to $3.5 million. Actual results may differ materially from this estimate.
The Company paid income taxes of $51.8 million, $73.5 million and $78.7 million in 2016, 2015, and 2014, respectively.
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
Pension plan contributions by the Company totaled $20.6 million during 2016, which consisted of $17.3 million of employer contributions and $3.3 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $11.4 million and $16.9 million during 2015 and 2014, respectively. Contributions, including benefits paid directly by the Company, during 2017 are expected to be approximately $20.6 million.
The following table presents the number of participants in the defined benefit plans (in thousands):

October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,573	1,405	95	—	73	—
Vested former employees and deferred members	2,149	1,484	60	462	89	54
Retirees and beneficiaries	4,114	2,565	258	699	534	58

October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,869	1,509	105	133	74	48
Vested former employees	2,083	1,525	57	399	81	21
Retirees and beneficiaries	4,050	2,480	255	718	540	57

The actuarial assumptions are used to measure the year-end benefit obligations as of October 31, 2016 and the pension costs for the subsequent year were as follows:

For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.08%	3.79%	1.50%	2.44%	1.32%	4.31%
Expected return on plan assets	5.51%	6.25%	N/A	6.00%	1.88%	5.77%
Rate of compensation increase	2.87%	3.00%	2.75%	N/A	2.25%	N/A
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.71%	4.37%	2.10%	3.45%	1.98%	4.82%
Expected return on plan assets	5.47%	6.25%	N/A	6.00%	2.06%	5.99%
Rate of compensation increase	3.01%	3.00%	2.75%	3.50%	2.25%	N/A
For the year ended October 31, 2014	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.69%	4.22%	2.45%	3.72%	2.20%	4.83%
Expected return on plan assets	5.73%	6.25%	N/A	6.25%	3.25%	6.09%
Rate of compensation increase	2.93%	3.00%	2.75%	3.25%	2.25%	2.41%
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

Subsequent to October 31, 2016, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets and the pension obligation for certain retirees in the United States was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totalling $32.4 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant's respective pension benefit. The settlement items described above resulted in a decrease in projected benefit obligation of $81.6 million and a settlement cost of $22.8 million, which will be recognized during the first quarter of 2017. The settlement items will decrease future service costs for the United States defined benefit plan.

Benefit Obligations
The components of net periodic pension cost include the following (Dollars in millions):

For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Service cost	$12.4	$10.2	$0.5	$0.8	$0.7	$0.2
Interest cost	22.0	13.7	0.8	5.7	1.4	0.4
Expected return on plan assets	(32.1)	(19.0)	—	(10.7)	(1.7)	(0.7)
Amortization of prior service cost	(0.2)	(0.1)	—	—	(0.1)	—
Recognized net actuarial loss	11.4	9.3	1.0	0.8	0.3	—
Special Events
Settlement	0.1	—	—	—	—	0.1
Net periodic pension (benefit) cost	$13.6	$14.1	$2.3	$(3.4)	$0.6	$—
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Service cost	$15.5	$11.3	$0.5	$1.8	$1.4	$0.5
Interest cost	27.6	17.3	0.9	6.5	2.4	0.5
Expected return on plan assets	(32.8)	(18.7)	—	(11.4)	(1.9)	(0.8)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Recognized net actuarial loss	14.2	10.0	0.9	2.2	0.8	0.3
Special Events
Curtailment	0.5	0.3	—	—	—	0.2
Settlement	0.1	—	—	—	—	0.1
Special/contractual termination benefit	0.1	—	—	—	—	0.1
Net periodic pension (benefit) cost	$25.3	$20.3	$2.3	$(0.9)	$2.7	$0.9
For the year ended October 31, 2014	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Service cost	$15.7	$10.4	$0.6	$2.5	$1.6	$0.6
Interest cost	29.6	16.6	1.3	7.5	3.6	0.6
Expected return on plan assets	(33.9)	(17.4)	—	(12.6)	(3.1)	(0.8)
Amortization of prior service cost	0.2	0.2	—	—	—	—
Recognized net actuarial loss	10.4	6.8	0.7	1.9	0.8	0.2
Net periodic pension (benefit) cost	$22.0	$16.6	$2.6	$(0.7)	$2.9	$0.6
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation (Dollars in millions):

For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Change in benefit obligation:
Benefit obligation at beginning of year	$765.8	$432.1	$38.7	$184.0	$100.8	$10.2
Service cost	12.4	10.2	0.5	0.8	0.7	0.2
Interest cost	22.0	13.7	0.8	5.7	1.4	0.4
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(4.0)	(3.3)	—	(0.7)	0.2	(0.2)
Plan Amendments	0.5	0.5	—	—	—	—
Actuarial (gain) loss	70.1	39.1	3.6	33.4	(7.1)	1.1
Foreign currency effect	(43.4)	—	(0.6)	(41.5)	(1.2)	(0.1)
Benefits paid	(39.8)	(22.1)	(1.2)	(10.3)	(4.9)	(1.3)
Benefit obligation at end of year	$783.8	$470.2	$41.8	$171.4	$90.1	$10.3
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Change in benefit obligation:
Benefit obligation at beginning of year	$786.9	$419.6	$41.9	$186.9	$123.6	$14.9
Service cost	15.5	11.3	0.5	1.8	1.4	0.5
Interest cost	27.6	17.3	0.9	6.5	2.4	0.5
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(2.7)	(2.1)	—	(0.7)	0.2	(0.1)
Plan Amendments	(3.3)	(2.3)	—	—	(1.0)	—
Actuarial (gain) loss	15.7	9.1	2.2	9.0	(4.6)	—
Foreign currency effect	(33.7)	—	(5.6)	(9.7)	(16.2)	(2.2)
Benefits paid	(33.0)	(18.4)	(1.2)	(7.3)	(5.2)	(0.9)
Curtailments	(7.2)	(2.1)	—	(2.5)	—	(2.6)
Other	(0.2)	(0.3)	—	—	—	0.1
Benefit obligation at end of year	$765.8	$432.1	$38.7	$184.0	$100.8	$10.2

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years (Dollars in millions):

Actuarial value of benefit obligations	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
October 31, 2016
Projected benefit obligation	$783.8	$470.2	$41.8	$171.4	$90.1	$10.3
Accumulated benefit obligation	752.9	443.4	39.1	171.4	88.7	10.3
Plan assets	626.3	332.5	—	185.1	96.1	12.6
October 31, 2015
Projected benefit obligation	$765.8	$432.1	$38.7	$184.0	$100.8	$10.2
Accumulated benefit obligation	739.9	409.8	35.9	184.0	100.0	10.2
Plan assets	624.7	311.1	—	208.4	92.7	12.5
Plans with ABO in excess of Plan assets
October 31, 2016
Accumulated benefit obligation	$492.7	$443.4	$39.1	$—	$—	$10.2
Plan assets	342.5	332.5	—	—	—	10.0
October 31, 2015
Accumulated benefit obligation	$546.5	$409.8	$35.9	$—	$100.0	$0.8
Plan assets	404.4	311.1	—	—	92.7	0.6
Future benefit payments for the Company's global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows (Dollars in millions):

Year	Expected benefit payments
2017	$42.2
2018	42.3
2019	43.9
2020	44.5
2021	44.4
2022-2026	242.7
Plan assets
The plans’ assets consist of domestic and foreign equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock, which was 247,504 Class A shares and 160,710 Class B shares at October 31, 2016 and 2015.
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2016 Target	2016 Actual	2015 Target	2015 Actual
Equity securities	25%	29%	23%	28%
Debt securities	49%	40%	51%	40%
Other	26%	31%	26%	32%
Total	100%	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 10.

For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Change in plan assets:
Fair value of plan assets at beginning of year	$624.7	$311.1	$—	$208.4	$92.7	$12.5
Actual return on plan assets	71.6	29.8	—	31.5	9.3	1.0
Expenses paid	(4.0)	(3.3)	—	(0.7)	0.2	(0.2)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(47.1)	—	—	(45.6)	(1.4)	(0.1)
Employer contributions	17.3	14.9	—	1.8	—	0.6
Benefits paid out of plan	(36.4)	(20.0)	—	(10.3)	(4.9)	(1.2)
Fair value of plan assets at end of year	$626.3	$332.5	$—	$185.1	$96.1	$12.6
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Change in plan assets:
Fair value of plan assets at beginning of year	$650.8	$325.6	$—	$202.7	$107.8	$14.7
Actual return on plan assets	25.4	(0.9)	—	21.8	3.9	0.6
Expenses paid	(2.7)	(2.1)	—	(0.7)	0.2	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(27.3)	—	—	(10.6)	(14.2)	(2.5)
Employer contributions	8.2	5.0	—	2.5	—	0.7
Benefits paid	(29.9)	(16.5)	—	(7.3)	(5.2)	(0.9)
Fair value of plan assets at end of year	$624.7	$311.1	$—	$208.4	$92.7	$12.5

The following table presents the fair value measurements for the pension assets:

As of October 31, 2016 (Dollars in millions)
Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Mutual funds	$104.9	$152.3	$—	$257.2
Common stock	39.7	—	—	39.7
Cash	18.6	—	—	18.6
Common collective trusts	—	136.7	—	136.7
Corporate bonds	—	29.7	—	29.7
Government bonds	—	16.5	—	16.5
Insurance annuity	—	—	125.4	125.4
Other assets	—	2.5	—	2.5
Total	$163.2	$337.7	$125.4	$626.3

As of October 31, 2015 (Dollars in millions)
Asset Category	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
Mutual funds	$124.4	$161.2	$—	$285.6
Common stock	26.7	—	—	26.7
Cash	20.0	—	—	20.0
Money market fund	0.6	—	—	0.6
Common collective trusts	—	128.3	—	128.3
Corporate bonds	—	19.7	—	19.7
Government bonds	—	10.0	—	10.0
Insurance annuity	—	—	130.2	130.2
Other assets	—	3.6	—	3.6
Total	$171.7	$322.8	$130.2	$624.7

The following table presents a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3). There have been no transfers in or out of level 3:

	Pension Plan
(Dollars in millions)	October 31, 2016	October 31, 2015
Balance at beginning of year	$130.2	$151.1
Actual return on plan assets held at reporting date:
Assets still held at reporting date	10.6	7.1
Plan participant contributions	—	—
Net purchases (settlements)	(6.1)	—
Transfers	—	(3.4)
Currency impact	(9.3)	(24.6)
Balance at end of year	$125.4	$130.2

Financial statement presentation including other comprehensive income:

As of October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Unrecognized net actuarial loss	$202.5	$145.4	$18.4	$36.4	$(0.1)	$2.4
Unrecognized prior service cost	(2.7)	(1.2)	—	—	(1.5)	—
Unrecognized initial net obligation	—	—	—	—	—	—
Accumulated other comprehensive loss (Pre-tax)	$199.8	$144.2	$18.4	$36.4	$(1.6)	$2.4
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$22.2	$—	$—	$13.7	$6.0	$2.5
Accrued benefit liability	(179.7)	(137.7)	(41.8)	—	—	(0.2)
Accumulated other comprehensive loss	199.8	144.2	18.4	36.4	(1.6)	2.4
Net amount recognized	$42.3	$6.5	$(23.4)	$50.1	$4.4	$4.7
As of October 31, 2015	Consolidated	USA	Germany	United Kingdom	Netherlands	Other International
Unrecognized net actuarial loss	$192.1	$126.6	$15.9	$32.9	$14.9	$1.8
Unrecognized prior service cost	(3.5)	(1.8)	—	—	(1.7)	—
Unrecognized initial net obligation	—	—	—	—	—	—
Accumulated other comprehensive loss (Pre-tax)	$188.6	$124.8	$15.9	$32.9	$13.2	$1.8
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$26.7	$—	$—	$24.4	$—	$2.3
Accrued benefit liability	(167.8)	(121.0)	(38.6)	—	(8.2)	—
Accumulated other comprehensive loss	188.6	124.8	15.9	32.9	13.2	1.8
Net amount recognized	$47.5	$3.8	$(22.7)	$57.3	$5.0	$4.1

	October 31, 2016	October 31, 2015
Accumulated other comprehensive loss at beginning of year	$188.6	$198.8
Increase or (decrease) in accumulated other comprehensive (income) or loss
Net transition obligation amortized during fiscal year	—	(0.1)
Net prior service costs amortized during fiscal year	0.2	(0.1)
Net loss amortized during fiscal year	(11.4)	(14.2)
Prior service cost recognized during fiscal year due to curtailment	—	(0.3)
Transition obligation recognized during fiscal year due to curtailment	—	(0.2)
Loss recognized during fiscal year due to settlement	(0.1)	(0.1)
Prior service credit occurring during fiscal year	0.5	(3.2)
Liability loss occurring during fiscal year	69.8	8.4
Asset loss (gain) occurring during fiscal year	(39.4)	7.5
Increase (decrease) in accumulated other comprehensive loss	$19.6	$(2.3)
Foreign currency impact	(8.4)	(7.9)
Accumulated other comprehensive loss at current fiscal year end	$199.8	$188.6
In 2017, the Company expects to record an amortization loss of $15.0 million of prior service costs from shareholders’ equity into pension costs.

Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $7.2 million in 2016, $7.8 million in 2015 and $7.3 million in 2014.
Supplemental Employee Retirement Plan
The Company has a supplemental employee retirement plan which is an unfunded plan providing supplementary retirement benefits primarily to certain executives and longer-service employees. The present benefit obligation of the supplemental employee retirement plan is included in the United States defined benefit pension plans above.
Postretirement Health Care and Life Insurance Benefits
The Company has certain postretirement unfunded health and life insurance benefit plans in the United States and South Africa. The Company uses a measurement date of October 31 for its postretirement benefit plans.
The following table presents the number of participants in the post-retirement health and life insurance benefit plan:

October 31, 2016	Consolidated	United States	South Africa
Active participants	22	12	10
Retirees and beneficiaries	704	616	88
October 31, 2015	Consolidated	United States	South Africa
Active participants	25	12	13
Retirees and beneficiaries	757	667	90
The discount rate actuarial assumptions at October 31 are used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

For the year ended:	Consolidated	United States	South Africa
October 31, 2016	4.10%	3.38%	9.50%
October 31, 2015	4.65%	3.88%	9.20%
The components of net periodic cost for the postretirement benefits include the following (Dollars in millions):

For the years ended October 31,	2016	2015	2014
Service cost	$—	$—	$—
Interest cost	0.5	0.7	0.8
Amortization of prior service cost (benefit)	(1.5)	(1.5)	(1.6)
Recognized net actuarial gain	(0.1)	(0.1)	—
Net periodic income	$(1.1)	$(0.9)	$(0.8)
The following table sets forth the plans’ change in benefit obligation (Dollars in millions):

	October 31, 2016	October 31, 2015
Benefit obligation at beginning of year	$14.9	$17.3
Service cost	—	—
Interest cost	0.5	0.7
Actuarial loss	(0.6)	(1.0)
Foreign currency effect	(0.1)	(0.6)
Benefits paid	(1.1)	(1.5)
Benefit obligation at end of year	$13.6	$14.9

Financial statement presentation included other comprehensive income (Dollars in millions):

	October 31, 2016	October 31, 2015
Unrecognized net actuarial gain	$(2.2)	$1.6
Unrecognized prior service credit	(4.3)	5.8
Accumulated other comprehensive income	$(6.5)	$7.4
The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $13.6 million and $0, respectively, as of October 31, 2016 compared to $14.9 million and $0, respectively, as of October 31, 2015.
The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	7.2%
Ultimate trend rate	5.0%
Year ultimate trend rate reached (South Africa)	2018
Year ultimate trend rate reached (US)	2026
A one-percentage point change in assumed health care cost trend rates would have the following effects (Dollars in thousands):

	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$27	$(23)
Effect on postretirement benefit obligation	$304	$(261)
Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are expected to be as follows (Dollars in millions):

Year	Expected benefit payments
2017	$1.3
2018	1.3
2019	1.2
2020	1.1
2021	1.1
2022-2026	4.7

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

Environmental Reserves
As of October 31, 2016 and 2015, environmental reserves were $6.8 million and $8.2 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of October 31, 2016 and 2015, environmental reserves of the Company included $3.9 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.3 million and $2.0 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $1.7 million and $0.8 million for remediation of sites no longer owned by the Company; and $0.9 million and $1.1 million for various other facilities around the world. The $1.4 million decrease in environmental reserve was primarily a result of the Company selling its controlling interest in Earthminded Benelux, NV, which was deconsolidated during the fourth quarter of 2016.
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
The Company calculates EPS as follows:

Basic	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding
Diluted	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding
Basic	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
Class B EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation

The following table provides EPS information for each period, respectively:

(In millions except per share data)	2016	2015	2014
Numerator
Numerator for basic and diluted EPS –
Net income attributable to Greif	$74.9	$71.9	$91.5
Cash dividends	98.7	98.7	98.6
Undistributed net loss attributable to Greif, Inc.	$(23.8)	$(26.8)	$(7.1)
Denominator
Denominator for basic EPS –
Class A common stock	25.8	25.7	25.5
Class B common stock	22.1	22.1	22.1
Denominator for diluted EPS –
Class A common stock	25.8	25.7	25.5
Class B common stock	22.1	22.1	22.1
EPS Basic
Class A common stock	$1.28	$1.23	$1.56
Class B common stock	$1.90	$1.83	$2.33
EPS Diluted
Class A common stock	$1.28	$1.23	$1.56
Class B common stock	$1.90	$1.83	$2.33
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2016, the Stock Repurchase Committee authorized the Company to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during 2016. There have been no other shares repurchased under this program from November 1, 2013 through October 31, 2016. As of October 31, 2016, the Company had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock, under this program, all of which were repurchased in prior years.

The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2016:
Class A Common Stock	128,000,000	42,281,920	25,781,791	16,500,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
October 31, 2015:
Class A Common Stock	128,000,000	42,281,920	25,693,564	16,588,356
Class B Common Stock	69,120,000	34,560,000	22,119,966	12,440,034
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

For the years ended October 31,	2016	2015	2014
Class A Common Stock:
Basic shares	25,755,545	25,668,204	25,547,650
Assumed conversion of stock options	1,348	5,901	5,336
Diluted shares	25,756,893	25,674,105	25,552,986
Class B Common Stock:
Basic and diluted shares	22,062,089	22,119,966	22,119,966
No stock options were antidilutive for the years ended October 31, 2016, 2015, or 2014.

NOTE 16 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of October 31, 2016, including the addition of the equity method investment in 2016. For additional information regarding the addition of the equity method investment in 2016 refer to Note 2 to these consolidated financial statements.
Equity earnings of unconsolidated affiliates, net of tax for the years ended October 31, 2016, 2015 and 2014 were $0.8 million, $0.8 million and $1.9 million, respectively. Dividends received from the Company’s equity method affiliates for the years ended October 31, 2016, 2015 and 2014 were $0.4 million, $0.2 million and $0.2 million, respectively.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted from) added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the years ended October 31, 2016, 2015 and 2014 was $(0.6) million, $4.7 million and $46.6 million, respectively.

NOTE 17 – LEASES
The table below contains information related to the Company’s rent expense (Dollars in millions):

For the years ended October 31,	2016	2015	2014
Rent Expense	$45.5	$50.4	$57.4
The following table provides the Company’s minimum rent commitments under operating and capital leases in the next five years and the remaining years thereafter:

Fiscal Year	Operating Leases	Capital Leases
2017	37.4	0.1
2018	28.9	—
2019	23.9	—
2020	17.4	—
2021	9.7	—
Thereafter	34.9	—
Total	$152.2	$0.1

NOTE 18 – BUSINESS SEGMENT INFORMATION
The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management. The Rigid Industrial Packaging & Services reportable business segment is the aggregation of two operating segments: Rigid Industrial Packaging & Services – Americas; and Rigid Industrial Packaging & Services Europe, Middle East, Africa and Asia Pacific.
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
Operations in the Paper Packaging & Services segment involve the production and sale of containerboard, corrugated sheets, corrugated containers and other corrugated products to customers in North America in industries such as packaging, automotive, food and building products. The Company’s corrugated container products are used to ship such diverse products as home appliances, small machinery, grocery products, automotive components, books and furniture, as well as numerous other applications.
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
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 244,548 acres of timber properties in the southeastern United States. Land Management’s operations focus on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.
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

The following segment information is presented for each of the three years in the period ended October 31, 2016 (Dollars in millions):

	2016	2015	2014
Net sales:
Rigid Industrial Packaging & Services	$2,324.2	$2,586.4	$3,077.0
Paper Packaging & Services	687.1	676.1	706.8
Flexible Products & Services	288.1	322.6	425.8
Land Management	24.2	31.6	29.5
Total net sales	$3,323.6	$3,616.7	$4,239.1
Operating profit (loss):
Rigid Industrial Packaging & Services	$143.9	$86.4	$170.1
Paper Packaging & Services	89.1	109.3	125.8
Flexible Products & Services	(15.5)	(36.6)	(78.6)
Land Management	8.1	33.7	32.0
Total operating profit	$225.6	$192.8	$249.3
Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$84.6	$94.0	$108.4
Paper Packaging & Services	31.6	28.7	29.8
Flexible Products & Services	7.7	8.6	13.3
Land Management	3.8	3.3	4.3
Total depreciation, depletion and amortization expense	$127.7	$134.6	$155.8
Capital Expenditures
Rigid Industrial Packaging & Services	$53.9	$69.4	$73.8
Paper Packaging & Services	27.2	56.4	38.9
Flexible Products & Services	3.2	3.2	4.9
Land Management	0.6	1.6	60.0
Total segment	84.9	130.6	177.6
Corporate and other	16.2	10.7	17.1
Total capital expenditures	$101.1	$141.3	$194.7
Assets:
Rigid Industrial Packaging & Services	$1,930.8	$2,043.3	$2,334.1
Paper Packaging & Services	439.8	444.0	408.3
Flexible Products & Services	156.1	187.0	251.0
Land Management	339.9	335.2	319.0
Total Segment	2,866.6	3,009.5	3,312.4
Corporate and other	286.4	306.2	355.0
Total Assets	$3,153.0	$3,315.7	$3,667.4

The following geographic information is presented for each of the three years in the period ended October 31, (Dollars in millions):

	2016	2015	2014
Net Sales
United States	$1,610.8	$1,688.3	$1,905.8
Europe, Middle East, and Africa	1,208.4	1,287.2	1,596.2
Asia Pacific and other Americas	504.4	641.2	737.1
Total net sales	$3,323.6	$3,616.7	$4,239.1
The following table presents properties, plants and equipment, net by geographic region (Dollars in millions):

	2016	2015
Properties, plants and equipment, net
United States	$723.3	$734.1
Europe, Middle East, and Africa	300.5	335.4
Asia Pacific and other Americas	140.1	148.2
Total properties, plants and equipment, net	$1,163.9	$1,217.7

NOTE 19 – COMPREHENSIVE (LOSS) INCOME
The following table provides the roll forward of accumulated other comprehensive income for the year ended October 31, 2016 (Dollars in millions):

	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Loss Before Reclassifications	(13.6)	(7.4)	$(21.0)
Balance as of October 31, 2016	$(270.2)	$(128.2)	$(398.4)
The following table provides the roll forward of accumulated other comprehensive income for the year ended October 31, 2015 (Dollars in millions):

	Foreign Currency Translation	Cash Flow Hedges	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance as of October 31, 2014	$(144.5)	$(0.1)	$(129.8)	$(274.4)
Other Comprehensive (Loss) Income Before Reclassifications	(112.1)	—	9.0	$(103.1)
Amounts reclassified from Accumulated Other Comprehensive Loss	—	0.1	—	$0.1
Current-period Other Comprehensive (Loss) Income	(112.1)	0.1	9.0	$(103.0)
Balance as of October 31, 2015	$(256.6)	$—	$(120.8)	$(377.4)
The components of accumulated other comprehensive income above are presented net of tax, as applicable.
NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The quarterly results of operations for 2016 and 2015 are shown below (Dollars in millions, except per share amounts):

2016	January 31,	April 30,	July 31,	October 31,
Net sales	$771.4	$839.6	$845.0	$867.6
Gross profit	$151.3	$173.7	$176.5	$183.4
Net income (loss) (1)	$(9.9)	$32.5	$46.4	$6.5
Net income (loss) attributable to Greif, Inc.(1)	$(11.1)	$31.4	$46.1	$8.5
Earnings (loss) per share
Basic:
Class A Common Stock	$(0.19)	$0.53	$0.78	$0.14
Class B Common Stock	$(0.29)	$0.80	$1.18	$0.22
Diluted:
Class A Common Stock	$(0.19)	$0.53	$0.78	$0.14
Class B Common Stock	$(0.29)	$0.80	$1.18	$0.22
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,697,512	25,761,733	25,781,146	25,781,791
Class B Common Stock	22,119,966	22,108,942	22,009,725	22,009,725
Diluted:
Class A Common Stock	25,704,023	25,766,609	25,783,184	25,785,266
Class B Common Stock	22,119,966	22,108,942	22,009,725	22,009,725
Market price (Class A Common Stock):
High	$33.77	$35.56	$40.09	$49.59
Low	$24.05	$23.17	$32.96	$38.92
Close	$25.51	$34.02	$39.77	$46.86
Market price (Class B Common Stock):
High	$45.80	$47.38	$55.48	$60.98
Low	$34.48	$32.91	$44.38	$50.26
Close	$35.11	$45.07	$52.41	$58.25

(1)
We recorded the following significant transactions during the fourth quarter of 2016: (i) restructuring charges of $9.0 million; (ii) non-cash asset impairment charges of $6.5 million; (iii) gain on disposals of properties, plants, equipment, net of $0.8 million; and (iv) loss on disposals of businesses, net of $18.6 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

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

(1)
We recorded the following significant transactions during the fourth quarter of 2015: (i) restructuring charges of $13.3 million; (ii) non-cash asset impairment charges of $23.6 million; (iii) loss on disposals of properties, plants, equipment, net of $2.3 million; and (iv) loss on disposal of businesses, net of $0.7 million. Refer to Form 10-Q filings, as previously filed with the SEC, for prior quarter significant transactions or trends.

Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.
As of December 16, 2016, there were 303 stockholders of record of the Class A Common Stock and 84 stockholders of record of the Class B Common Stock.

NOTE 21 —REDEEMABLE NONCONTROLLING INTERESTS

During the first quarter of 2016, the Company identified errors related to the accounting for and presentation related to various noncontrolling interests of consolidated entities. The Company has concluded that the errors are not material to any prior period, the current period, or to the trend in earnings and, as such, has presented the error corrections as an out-of-period reclassification in the current consolidated financial statements.

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

During the second quarter of 2016, the Company purchased the interest of one of the mandatorily redeemable noncontrolling interest holders that notified the Company of the exercise of its option requiring the Company to purchase its equity for the redemption price of $0.8 million. One remaining partner has the ability to require the Company to redeem its equity in 2017 and the Company has a contractual obligation to redeem the outstanding equity interests of each remaining partner in 2021 and 2022, respectively, and therefore, redemption values as of October 31, 2016 of $9.0 million are included in other long-term liabilities in these consolidated financial statements.

The following table provides the rollforward of the mandatorily redeemable noncontrolling interest for the twelve months ended October 31, 2016 (Dollars in millions):

Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	10.4
Out-of period reversal of cumulative income allocated to noncontrolling interest	(1.2)
Out-of period mark to redemption value	0.1
Current period mark to redemption value	0.5
Repurchase of redeemable shareholder interest	(0.8)
Balance as of October 31, 2016	$9.0

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests related to one joint venture within the Paper Packaging & Services segment and one joint venture within the Rigid Industrial Packaging & Services segment are held by the respective noncontrolling interest owners. The holders of these interests share in the profits and losses of these entities on a pro-rata basis with the Company. However, the noncontrolling interest owners have the right to put all or a portion of those noncontrolling interests to the Company at a formulaic price after a set period of time, specific to each agreement. During the third quarter of 2016, the Company purchased the remaining interest of one of the redeemable noncontrolling interests for the redemption price of $5.5 million.

Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the twelve months ended October 31, 2016 (Dollars in millions):

Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	12.4
Out-of period mark to redemption value*	19.8
Current period mark to redemption value	2.1
Repurchase of redeemable shareholder interest	(5.5)
Redeemable Noncontrolling Interest share of Income/(Loss) and other	4.8
Contributions from /(Dividends to) redeemable noncontrolling interest and other	(1.8)
Balance as of October 31, 2016	$31.8

* The out-of-period mark to redemption value amounts were charged to retained earnings in the first quarter of 2016.

NOTE 22 —SUBSEQUENT EVENTS

On November 3, 2016, the Company, as borrowers, entered into the 2017 Credit Agreement. The 2017 Credit Agreement replaces in its entirety the Prior Credit Agreement. See Note 9 herein for additional information on the 2017 Credit Agreement.

Subsequent to October 31, 2016, the Company entered into a forward interest rate swap with a notional amount of $300 million.  See Note 10 herein for additional information on the forward interest rate swap.

Subsequent to October 31, 2016, an annuity contract was purchased with defined benefit plan assets and the pension obligation for certain retirees in the United States was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant's respective pension benefit. See Note 13 herein for additional information on the annuity contract and lump sum payments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Greif, Inc. and subsidiary companies:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greif, Inc. and subsidiary companies as of October 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the Company’s internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 21, 2016

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.

ITEM 9A. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
As previously disclosed in Item 9A of the 2014 Form 10-K (the “preceding Form 10-K”), management had then concluded that there was a material weakness in internal controls over financial reporting related to the design and operating effectiveness of information technology general controls for certain of our information systems that are relevant to the preparation of the Company’s consolidated financial statements and system of internal control over financial reporting (i.e., the affected IT systems). The deficiencies that aggregated to a material weakness related specifically to logical access controls and program change management controls that are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Also, the business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems were also determined to be deficient due to the inability to rely on the effectiveness of the information technology general controls over logical access and change management.
Remedial actions were taken to improve these controls, including:

•
Improvement of the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities;

•
Implementation of appropriate program change management control activities, including implementation of change management control setting configurations across the affected IT systems, including tracking of access and history of changes; and

•
Implementation of business process controls that directly and precisely address the risks related to accuracy and completeness of the financial reports and data generated from the affected IT systems and used in the performance of underlying business process controls.

In addition, the Company continued to implement its global enterprise resource planning platform throughout fiscal 2016 and, as a result, several of the affected IT systems with deficiencies have been removed from operation during the year.
As of October 31, 2016, testing of both the design and operating effectiveness of the new and improved controls was completed, and management concluded that the material weakness in internal controls over financial reporting related to information technology general controls has been remediated.
As previously disclosed in Item 9A of the preceding Form 10-K, management had then concluded that there was a material weakness in internal controls over financial reporting related to the design and operating effectiveness of controls over the accounting for international income taxes, including deferred taxes and uncertain tax positions. The actions that have been implemented to remediate this weakness include the improvement of internal controls for the Company’s non-U.S. subsidiaries related to the timely and accurate calculation and reconciliation of the income tax accounts and the completion and review of return-to-provision reconciliations. The Company has also hired additional qualified personnel and engaged external tax advisors for the income tax return preparation and tax accounting function. As of October 31, 2016, testing of both the design and operating effectiveness of the new and improved controls was completed, and management concluded that the material weakness in internal controls over financial reporting related to accounting for international income taxes, including deferred taxes and uncertain tax positions, has been remediated.
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

•
Information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure; and

•	Our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is the process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to allow for the preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.
All internal control systems have inherent limitations, including the possibility of circumvention and overriding of controls, and therefore can provide only reasonable assurance of achieving the designed control objectives. The Company's internal control system is supported by written policies and procedures, contains self-monitoring mechanisms, and is audited by the internal audit function. Appropriate actions are taken by management to correct deficiencies as they are identified.
As of October 31, 2016, management has assessed the effectiveness of the Company's internal control over financial reporting. In making this assessment, we used the criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2016.
Our internal control over financial reporting as of October 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Greif, Inc. and subsidiary companies:
We have audited Greif, Inc. and subsidiary companies’ (the “Company”) internal control over financial reporting as of October 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of Greif, Inc. and subsidiary companies as of and for the year ended October 31, 2016, and our report dated December 21, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Columbus, Ohio
December 21, 2016

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2017 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2017 Proxy Statement, which information is incorporated herein by reference.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Vicki L. Avril, Bruce A. Edwards, John F. Finn and John W. McNamara. Ms. Avril is Chairperson of the Audit Committee. Our Board of Directors has determined that Ms. Avril and Mr. Edwards are both an “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Board of Directors—Director Nominations” in the 2017 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2016 annual meeting of stockholders.
Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This code of ethics is posted on our Internet Web site at www.greif.com under “Investors—Corporate Governance - - Governance Documents.” Copies of this code of ethics are also available to any person, without charge, by making a written request to us. Requests should be directed to Greif, Inc.,
Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.
ITEM 11. EXECUTIVE COMPENSATION
The 2017 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation,” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Stock Holdings of Certain Owners and Management” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2017 Proxy Statement, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2017 Proxy Statement, which information is incorporated herein by reference.
Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2017 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in the 2017 Proxy Statement, which information is incorporated herein by reference.

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
Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10.1*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10.2*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10.3*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.4*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.5*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.6*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.7*	Amendment No. 1 to Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Contained herein.

10.8*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.9*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.10*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.11*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan.	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.12*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.13*	Amendment No. 2 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10(k) therein).

10.14*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10.15*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.16*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.17*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.18*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10.19*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated May 12, 2014, with Lawrence A. Hilsheimer	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
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
Current Report on Form 8-K dated December 20, 2012, File No. 001-00566 (see Exhibit 99.2 therein).

10.21	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.22
Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.
Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.23
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

10.24
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

10.26
Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator.
Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.4 therein).

10.27*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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
Current Report on Form 8-K dated December 7, 2015, File No. 001-00566 (see Exhibit 10.1 therein).

10.33	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.34
Amendment No. 2, dated as of March 3, 2016, to the Amended and Restated Transfer and Administration Agreement, dated as of September 30, 2013, by and among Greif Receivables Funding LLC, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., and Trilla-St. Louis Corporation, as originators, and PNC Bank, National Association, as a Committed Investor, Managing Agent and Administrator and the Agent.
Current Report on Form 8-K dated March 7, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.35
Second Amended and Restated Sale Agreement dated September 28, 2016, by and between Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., and each other entity from time to time party hereto as an Originator, and Greif Receivables Funding LLC.
Current Report on Form 8-K dated October 4, 2016, File No. 001-00566 (see Exhibit 99.1 therein).

10.36
Second Amended and Restated Transfer and Administration Agreement dated September 28, 2016, by and among Greif Receivables Funding LLC, Greif Packaging LLC, as Initial Servicer, Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., and each other entity from time to time party hereto as an originator, Cooperatieve Rabobank U.A., New York Branch, as a Committed Investor, a Managing Agent, an Administrator and the Agent, and the various investor groups, managing agents and administrators from time to time parties hereto.
Current Report on Form 8-K dated October 4, 2016, File No. 001-00566 (see Exhibit 99.2 therein).
10.37
Credit Agreement dated November 3, 2016, among Greif, Inc., Greif International Holding B.V., Greif International Holding Supra C.V., Greif JART S.à.r.l., and Greif Luxembourg Holding S.à.r.l. , as borrowers, the lenders party thereto; JPMorgan Chase Bank, National Association, as administrative agent for the lenders; JPMorgan Chase Bank, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, as joint lead arrangers and joint book managers; Bank of America, N.A. and Wells Fargo Bank, National Association, as co-syndication agents; and KeyBank National Association, Citizens Bank of Pennsylvania, ING Bank N.V., U.S. Bank National Association and Cooperatieve Rabobank U.A., New York Branch, as co-documentation agents.
Current Report on Form 8-K dated November 7, 2016, File No. 001-00566 (see Exhibit 99.2 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
21	Subsidiaries of the Registrant.	Contained herein.
23	Consent of Deloitte & Touche LLP.	Contained herein.
24
Powers of Attorney for Peter G. Watson, Lawrence A. Hilsheimer, Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes.
Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 24 therein).
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
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2016, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.
Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)
Date:	December 21, 2016	By:	/s/ PETER G. WATSON
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
Peter G Watson
Each of the above signatures is affixed as of December 21, 2016.

SCHEDULE II
GREIF, INC. AND SUBSIDIARY COMPANIES
Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2014:
Allowance for doubtful accounts	$13.5	$7.5	$(4.2)	$—	$16.8
Environmental reserves	$26.8	$0.7	$(2.0)	$(0.8)	$24.7
Year ended October 31, 2015:
Allowance for doubtful accounts	$16.8	$0.2	$(3.7)	$(1.5)	$11.8
Environmental reserves	$24.7	$1.7	$(16.8)	$(1.4)	$8.2
Year ended October 31, 2016:
Allowance for doubtful accounts	$11.8	$1.7	$(4.2)	$(0.5)	$8.8
Environmental reserves	$8.2	$1.1	$(2.5)	$—	$6.8