Form 10-Q
period 2017-01-31
GREIF INC
filed 2017-03-03
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
Commission File Number 001-00566
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

Large accelerated filer	☒	Accelerated	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 27, 2017:

Class A Common Stock	25,816,051 shares
Class B Common Stock	22,009,725 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)
(In millions, except per share amounts)

	Three Months Ended January 31,
	2017	2016
Net sales	$820.9	$771.4
Cost of products sold	657.6	620.1
Gross profit	163.3	151.3
Selling, general and administrative expenses	96.6	93.2
Restructuring charges	(0.3)	2.3
Non-cash asset impairment charges	1.9	39.1
Pension settlement charge	23.5	—
Gain on disposal of properties, plants and equipment, net	(1.0)	(0.9)
Loss on disposal of businesses, net	0.5	—
Operating profit	42.1	17.6
Interest expense, net	18.7	18.5
Other expense , net	3.6	3.0
Income (loss) before income tax expense and equity earnings of unconsolidated affiliates, net	19.8	(3.9)
Income tax expense	11.8	6.0
Net income (loss)	8.0	(9.9)
Net income attributable to noncontrolling interests	(2.6)	(1.2)
Net income (loss) attributable to Greif, Inc.	$5.4	$(11.1)
Basic earnings (loss) per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.10	$(0.19)
Class B Common Stock	$0.13	$(0.29)
Diluted earnings (loss) per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.10	$(0.19)
Class B Common Stock	$0.13	$(0.29)
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.7
Diluted	25.8	25.7
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.1
Diluted	22.0	22.1
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42
Class B Common Stock	$0.62	$0.62
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In millions)

	Three Months Ended January 31,
	2017	2016
Net income (loss)	$8.0	$(9.9)
Other comprehensive income (loss), net of tax:
Foreign currency translation	(9.2)	(28.3)
Interest rate derivative	4.6	—
Minimum pension liabilities	28.1	1.9
Other comprehensive income (loss), net of tax	23.5	(26.4)
Comprehensive income (loss)	31.5	(36.3)
Comprehensive income (loss) attributable to noncontrolling interests	0.9	(2.4)
Comprehensive income (loss) attributable to Greif, Inc.	$30.6	$(33.9)
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	January 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$106.8	$103.7
Trade accounts receivable, less allowance of $7.8 in 2017 and $8.8 in 2016	391.3	399.2
Inventories	304.2	277.4
Assets held for sale	86.2	11.8
Prepaid expenses and other current assets	148.6	128.2
	1,037.1	920.3
Long-term assets
Goodwill	747.9	786.4
Other intangible assets, net of amortization	89.0	110.6
Deferred tax assets	8.6	9.0
Assets held by special purpose entities	50.9	50.9
Pension asset	23.9	22.2
Other long-term assets	106.3	89.7
	1,026.6	1,068.8
Properties, plants and equipment
Timber properties, net of depletion	277.8	277.8
Land	100.2	99.5
Buildings	386.7	390.1
Machinery and equipment	1,468.3	1,484.8
Capital projects in progress	93.6	91.3
	2,326.6	2,343.5
Accumulated depreciation	(1,191.0)	(1,179.6)
	1,135.6	1,163.9
Total assets	$3,199.3	$3,153.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In millions)

	January 31, 2017	October 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$332.9	$372.0
Accrued payroll and employee benefits	75.6	93.7
Restructuring reserves	6.2	10.4
Short-term borrowings	38.9	51.6
Liabilities held for sale	15.6	—
Other current liabilities	151.1	131.5
	620.3	659.2
Long-term liabilities
Long-term debt	1,074.8	974.6
Deferred tax liabilities	203.7	193.0
Pension liabilities	156.2	179.8
Postretirement benefit obligations	13.5	13.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	7.0	6.8
Other long-term liabilities	82.8	92.9
	1,581.3	1,504.1
Commitments and Contingencies (Note 13)	—	—
Redeemable Noncontrolling Interest (Note 18)	32.5	31.8
Equity
Common stock, without par value	142.9	141.4
Treasury stock, at cost	(135.6)	(135.6)
Retained earnings	1,320.9	1,340.0
Accumulated other comprehensive income (loss), net of tax:
-foreign currency translation	(277.7)	(270.2)
-interest rate derivative	4.6	—
-minimum pension liabilities	(100.1)	(128.2)
Total Greif, Inc. shareholders' equity	955.0	947.4
Noncontrolling interests	10.2	10.5
Total shareholders' equity	965.2	957.9
Total liabilities and shareholders' equity	$3,199.3	$3,153.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In millions)

For the Three months ended January 31,	2017	2016
Cash flows from operating activities:
Net income (loss)	$8.0	$(9.9)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, depletion and amortization	30.7	32.3
Non-cash asset impairment charges	1.9	39.1
Pension settlement charge	23.5	—
Gain on disposals of properties, plants and equipment, net	(1.0)	(0.9)
Loss on disposals of businesses, net	0.5	—
Unrealized foreign exchange loss	2.1	2.0
Deferred income tax benefit	(11.3)	(0.4)
Other, net	(0.6)	(0.6)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(2.3)	18.2
Inventories	(36.8)	(6.4)
Deferred purchase price on sold receivables	(23.1)	(15.9)
Accounts payable	(26.0)	(47.0)
Restructuring reserves	(4.1)	(6.9)
Pension and postretirement benefit liabilities	(2.1)	(0.2)
Other, net	(3.5)	(29.6)
Net cash used in operating activities	(44.1)	(26.2)
Cash flows from investing activities:
Collection of subordinated note receivable	—	44.2
Purchases of properties, plants, and equipment	(21.3)	(29.8)
Purchases of and investments in timber properties	(2.1)	—
Proceeds from the sale of properties, plants, equipment and other assets	1.7	1.1
Proceeds from the sale of businesses	0.8	1.0
Net cash provided by (used in) investing activities	(20.9)	16.5
Cash flows from financing activities:
Proceeds from issuance of long-term debt	359.8	276.5
Payments on long-term debt	(353.5)	(248.9)
Payments on short-term borrowings, net	(10.3)	(1.4)
Proceeds from trade accounts receivable credit facility	155.3	—
Payments on trade accounts receivable credit facility	(53.6)	(28.6)
Dividends paid to Greif, Inc. shareholders	(24.5)	(24.5)
Dividends paid to noncontrolling interests	(0.5)	—
Other	—	(0.2)
Net cash provided by (used in) financing activities	72.7	(27.1)
Effects of exchange rates on cash	(4.6)	(4.1)
Net increase (decrease) in cash and cash equivalents	3.1	(40.9)
Cash and cash equivalents at beginning of period	103.7	106.2
Cash and cash equivalents at end of period	$106.8	$65.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2017
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
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2017 or 2016, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The information filed herein reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of January 31, 2017 and October 31, 2016, the condensed consolidated statements of income (loss) and comprehensive income (loss) for the three months ended January 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the three months January 31, 2017 and 2016 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2016 (the “2016 Form 10-K”).
Newly Adopted Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities were required to re-evaluate their consolidation conclusions as well as disclosure requirements. The Company adopted the new guidance beginning on November 1, 2016, and the adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income (loss), cash flows or disclosures.
Recently Issued Accounting Standards

The FASB has issued ASU through 2017-06. The Company has reviewed each recently issued ASU and the adoption of each ASU that is applicable to the Company, other than as explained below, will not have a material impact on the Company's financial position, results of operations, comprehensive income (loss) or cash flows, other than the related disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in Accounting Standard Codification ("ASC") 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective in fiscal year 2019 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting this guidance but does not anticipate that it will have a material impact on its financial position, results of operations, comprehensive income (loss), cash flow or disclosures.

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

NOTE 2 — ACQUISITIONS AND DIVESTITURES
For the three months ended January 31, 2017 the Company completed no divestitures and no acquisitions. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, generating a loss on disposal of the business of $0.5 million. The Company completed no divestitures and no acquisitions for the three months ended January 31, 2016.
Proceeds from divestitures completed in fiscal year 2015 and collected during the three months ended January 31, 2017 were $0.8 million. The Company has $3.8 million of notes receivable recorded from the sale of businesses, ranging in remaining term from eight months to twenty three months.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100.0 million ($107.0 million as of January 31, 2017). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. During the first quarter of 2016, the Company collected $44.2 million that had been loaned to the Purchasing Bank Affiliates as excess ash at the end of fiscal 2015.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($10.5 million as of January 31, 2017). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase prices is settled upon collection of the receivables.

The table below contains certain information related to the Company’s accounts receivables sales programs (Dollars in millions):

	Three Months Ended January 31,
	2017	2016
European RPA
Gross accounts receivable sold to third party financial institution	$137.6	$135.1
Cash received for accounts receivable sold under the programs	122.0	120.0
Deferred purchase price related to accounts receivable sold	15.6	15.1
Loss associated with the programs	0.1	0.2
Expenses associated with the programs	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$9.9	$10.1
Cash received for accounts receivable sold under the program	8.0	10.1
Deferred purchase price related to accounts receivable sold	1.9	—
Loss associated with the program	—	—
Expenses associated with the program	—	—
Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$147.5	$145.2
Cash received for accounts receivable sold under the program	130.0	130.1
Deferred purchase price related to accounts receivable sold	17.5	15.1
Loss associated with the program	0.1	0.2
Expenses associated with the program	—	—
The table below contains certain information related to the Company’s accounts receivables sales programs and the impact it has on the condensed consolidated balance sheets (Dollars in millions):

	January 31, 2017	October 31, 2016
European RPA
Accounts receivable sold to and held by third party financial institution	$103.0	$106.7
Deferred purchase price asset (liability) related to accounts receivable sold	18.7	(0.4)
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$4.4	$4.0
Deferred purchase price asset related to accounts receivable sold	0.6	0.5
Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$107.4	$110.7
Deferred purchase price asset related to accounts receivable sold	19.3	0.1
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
NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market and are summarized as follows (Dollars in millions):

	January 31, 2017	October 31, 2016
Raw materials	$210.1	$185.4
Work-in-process	10.4	12.2
Finished Goods	83.7	79.8
	$304.2	$277.4
NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
The following table presents assets and liabilities classified as held for sale as of January 31, 2017 and October 31, 2016 (Dollars in millions):

	January 31, 2017	October 31, 2016
Cash and cash equivalents	$3.0	$—
Trade accounts receivable, less allowance	5.5	—
Inventories	2.4	—
Properties, plants and equipment, net	25.0	11.8
Goodwill	32.1	—
Other intangibles assets, net	17.0	—
Other assets	1.2	—
Assets held for sale	$86.2	$11.8
Accounts payable	$2.4	$—
Other current liabilities	2.8	—
Other long-term liabilities	10.4	—
Liabilities held for sale	$15.6	$—
As of January 31, 2017, there were two asset groups within the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the next twelve months.
As of October 31, 2016, there was one asset group in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale.
For the three months ended January 31, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.0 million. This included disposals of assets in the Rigid Industrial Packaging Products & Services segment that resulted in gains of $0.6 million and special use property sales that resulted in gains of $0.4 million in the Land Management segment.
For the three months ended January 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.9 million. This includes sales of surplus properties in the Land Management segment which resulted in gains of $0.6 million, a disposal of an asset in the Flexible Products & Services segment which resulted in a gain of $0.2 million and other net gains totaling an additional $0.1 million.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2017 (Dollars in millions):

	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2016	$726.9	$59.5	$786.4
Goodwill allocated to divestitures and businesses held for sale	(33.6)	—	(33.6)
Currency translation	(4.9)	—	(4.9)
Balance at January 31, 2017	$688.4	$59.5	$747.9
As of January 31, 2017 and October 31, 2016, the accumulated goodwill impairment loss was $50.3 million in the Flexible Products & Services segment.
The following table summarizes the carrying amount of net other intangible assets by class as of January 31, 2017 and October 31, 2016 (Dollars in millions):

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2017:
Indefinite lived:
Trademarks and patents	$12.9	$—	$12.9
Definite lived:
Customer relationships	$141.9	$80.4	$61.5
Trademarks and patents	9.7	4.1	5.6
Non-compete agreements	0.9	0.5	0.4
Other	21.7	13.1	8.6
Total	$187.1	$98.1	$89.0
October 31, 2016:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	$167.6	$86.9	$80.7
Trademarks and patents	12.1	4.8	7.3
Non-compete agreements	1.0	0.9	0.1
Other	23.5	14.0	9.5
Total	$217.2	$106.6	$110.6

Amortization expense for the three months ended January 31, 2017 and 2016 was $3.8 million and $4.2 million, respectively. Amortization expense for the next five years is expected to be $13.4 million in 2017, $12.4 million in 2018, $12.3 million in 2019, $11.8 million in 2020 and $10.2 million in 2021.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.
NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2017 (Dollars in millions):

	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2016	$9.2	$1.2	$10.4
Costs incurred and charged to expense	(0.8)	0.5	(0.3)
Costs paid or otherwise settled	(3.3)	(0.6)	(3.9)
Balance at January 31, 2017	$5.1	$1.1	$6.2
The focus for restructuring activities in 2017 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended January 31, 2017, the Company recorded a benefit of $0.3 million, as compared to $2.3 million of restructuring charges recorded during the three months ended January 31, 2016. The restructuring activity for the three months ended January 31, 2017 consisted of $1.0 million of employee separation and other restructuring costs, offset by the reduction of a restructuring reserve of $1.3 million in the Rigid Industrial Packaging & Services segment due to a true-up of initial cost estimates related to a plant closure announced in the fourth quarter of 2016.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $17.8 million as of January 31, 2017 compared to $16.1 million as of October 31, 2016. The change was due to the formulations of new plans during the period.
(Dollars in millions):

	Total Amounts Expected to be Incurred	Amounts Incurred During the three month period ended January 31, 2017	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$10.5	$(0.9)	$11.4
Other restructuring costs	4.0	0.4	3.6
	14.5	(0.5)	15.0
Flexible Products & Services
Employee separation costs	1.2	0.1	1.1
Other restructuring costs	1.8	0.1	1.7
	3.0	0.2	2.8
	$17.5	$(0.3)	$17.8
NOTE 8 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
The Company evaluates whether an entity is a variable interest entity (“VIE”) whenever reconsideration events occur and performs reassessments of all VIEs quarterly to determine if the primary beneficiary status is appropriate. The Company consolidates VIEs for which it is the primary beneficiary. If the Company is not the primary beneficiary and an ownership interest is held, the VIE is accounted for under the equity or cost methods of accounting, as appropriate. When assessing the determination of the primary beneficiary, the Company considers all relevant facts and circumstances, including; the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and the obligation to absorb the expected losses and/or the right to receive the expected returns of the VIE.
Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of January 31, 2017 and October 31, 2016, consolidated assets of Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended January 31, 2017 and 2016, Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2017 and October 31, 2016, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended January 31, 2017 and 2016, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The following table presents the Flexible Packaging JV total net assets (Dollars in millions):

	January 31, 2017	October 31, 2016
Cash and cash equivalents	$15.5	$15.2
Trade accounts receivable, less allowance of $2.2 in 2017 and $2.8 in 2016	43.9	43.3
Inventories	45.2	50.9
Properties, plants and equipment, net	23.1	25.0
Other assets	33.8	37.3
Total Assets	$161.5	$171.7
Accounts payable	$27.9	$30.7
Other liabilities	36.5	43.7
Total Liabilities	$64.4	$74.4
Net income (loss) attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2017 and 2016 were $0.6 million and $(1.0) million, respectively.
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

NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2017	October 31, 2016
2017 Credit Agreement	$204.0	$—
Prior Credit Agreement	—	201.2
Senior Notes due 2017	300.0	300.1
Senior Notes due 2019	247.2	247.0
Senior Notes due 2021	212.8	216.6
Receivables Facility	101.7	—
Other debt	9.1	9.7
	1,074.8	974.6
Less current portion	—	—
Long-term debt	$1,074.8	$974.6
Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into on December 19, 2012, by the Company and two of its international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $581.6 million as of January 31, 2017, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments commencing April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. Financing costs associated with the 2017 Credit Agreement totaling $4.4 million have been capitalized and included in other long term assets.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require the Company to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) its total consolidated indebtedness, to (b) the Company's net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter the Company will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period.
As of January 31, 2017, $204.0 million was outstanding under the 2017 Credit Agreement. There was no current portion of the 2017 Credit Agreement. The weighted average interest rate on the 2017 Credit Agreement was 1.46% for the three months ended January 31, 2017. The actual interest rate on the 2017 Credit Agreement was 1.26% as of January 31, 2017.

Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. These Senior Notes were paid in full on February 1, 2017 with $300.0 million of term loan proceeds borrowed under the 2017 Credit Agreement.

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
United States Trade Accounts Receivable Credit Facility

On September 28, 2016, the Company amended and restated its existing receivables financing facility in the United States to establish a $150.0 million United States Trade Accounts Receivables Credit Facility (the "Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2017. The $101.7 million outstanding as of January 31, 2017 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.

NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2017 and October 31, 2016 (Dollars in millions):

	January 31, 2017
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$8.6	$—	$8.6	Other long-term assets
Foreign exchange hedges	—	0.6	—	0.6	Prepaid expenses and other current assets
Foreign exchange hedges	—	(2.2)	—	(2.2)	Other current liabilities
Insurance annuity	—	—	19.6	19.6	Other long-term assets
Total*	$—	$7.0	$19.6	$26.6

	October 31, 2016
	Fair Value Measurement
	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	Other current liabilities
Insurance annuity	—	—	20.1	20.1	Other long-term assets
Total*	$—	$—	$20.1	$20.1
*The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2017 and October 31, 2016 approximate their fair values due to the short-term nature of these items and are not included in this table.
Interest Rate Derivatives

During the first quarter of 2017, the Company entered into a forward interest rate swap with a notional amount of $300 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and was obligated to pay interest at a fixed spread, depending on the leverage ratio, over the borrowing cost as defined in the 2017 Credit Agreement. On February 1, 2017, this effectively converted the borrowing rate on $300 million of debt under the 2017 Credit Agreement from a variable rate to a fixed rate of 2.944%. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, any effective portion of the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized into earnings. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.

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
As of January 31, 2017, the Company had outstanding foreign currency forward contracts in the notional amount of $158.0 million ($78.9 million as of October 31, 2016). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized losses recorded in other expense, net under fair value contracts were $1.3 million and $0.5 million for the three months ended January 31, 2017 and 2016, respectively.
Other Financial Instruments
The fair values of the Company’s 2017 Credit Agreement and the Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures.
The following table presents the estimated fair values of the Company’s senior notes (Dollars in millions):

	January 31, 2017	October 31, 2016
Senior Notes due 2017
Estimated fair value	$300.2	$302.4
Senior Notes due 2019
Estimated fair value	277.6	280.1
Senior Notes due 2021
Estimated fair value	261.5	264.9

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2017 and 2016, respectively.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
	(in millions)
January 31, 2017
Impairment of Net Assets Held for Sale	$1.5	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	$0.4	Sales Value	Sales Value	N/A
January 31, 2016
Impairment of Long Lived Assets - Land & Building	$34.1	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets - Machinery & Equipment	$5.0	Sales Value	Sales Value	N/A

Long-Lived Assets
The Company recognized asset impairment charges of $1.9 million during the three months ended January 31, 2017 and $39.1 million for the three months ended January 31, 2016. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended January 31, 2017, the Company recorded impairment charges related to properties, plants and equipment, net, of $0.3 million and $0.1 million in the Flexible Products & Services segment and the Rigid Industrial Packaging & Services segment, respectively.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the three month period ended January 31, 2017, one asset group was reclassified to assets and liabilities held for sale, resulting in a $1.5 million impairment to net realizable value.
Goodwill and Other Intangible Assets
On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of January 31, 2017 and October 31, 2016.

NOTE 11 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with ASC 740-270 Income Taxes - Interim Reporting ("ASC 740-270"). Under this method, losses from jurisdictions for which a valuation allowance has been provided have not been included in the amount to which the ASC 740-270 rate was applied to calculate income tax expense for the quarter. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, changes in losses and income from jurisdictions for which a valuation allowance has been provided and the impact of discrete items in the respective quarter.

Income tax expense was $11.8 million and $6.0 million for the three months ended January 31, 2017 and 2016, respectively.
Prior to the three months ended January 31, 2017 the Company asserted under ASC 740-30, formally Accounting Principles Board opinion 23 ("APB 23"), that unremitted earnings of its subsidiaries directly, or indirectly, owned by Greif International Holdings BV (“GIH”) were permanently reinvested. During the first quarter of 2017, the Company reassessed its unremitted earnings position and has concluded that the unremitted earnings of subsidiaries owned directly, or indirectly, by GIH may be used to fund the repayment of third-party debt of GIH’s foreign parent company. Further, the Company has concluded that, until such third-party debt has been fully repaid, the current earnings of the subsidiaries owned directly, or indirectly, by GIH may be distributed to and utilized to repay such debt. Under ASC 740-30, a tax liability must be accrued when unremitted earnings are not planned to be permanently reinvested in the country in which they are earned. Accordingly, deferred tax liabilities with respect to pre-2017 unremitted earnings have been recorded in the first quarter of 2017 and, starting in fiscal year 2017, deferred tax liabilities will be recorded on current year earnings not required to be immediately reinvested by the respective subsidiary of GIH.

NOTE 12 — POST RETIREMENT BENEFIT PLANS

During the three months ended January 31, 2017, an annuity contract for approximately $49.2 million was purchased with United States defined benefit plan assets and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $35.1 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of both the plan assets and the projected benefit obligation of $84.3 million and a non-cash pension settlement charge of $23.5 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.

As a result of the settlement described above, the Company remeasured the United States defined benefit pension plan as of November 30, 2016. The result of this remeasurement was a decline in projected benefit obligation of $21.3 million. This reduction is due to an increase in discount rates from 3.82 percent as of October 31, 2016 to 4.20 percent as of November 30, 2016.
The components of net periodic pension cost include the following (Dollars in millions):

	Three Months Ended January 31,
	2017	2016
Service cost	$3.3	$3.1
Interest cost	4.6	5.6
Expected return on plan assets	(7.1)	(8.3)
Amortization of prior service cost and net actuarial loss	2.8	2.9
Net periodic pension costs	$3.6	$3.3
The Company made $3.8 million and $3.1 million in pension contributions in the three months ended January 31, 2017 and 2016, respectively.
The components of net periodic cost for postretirement benefits include the following (Dollars in millions):

	Three Months Ended January 31,
	2017	2016
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization of prior service cost and net actuarial gain	(0.3)	(0.4)
Net periodic benefit for postretirement benefits	$(0.2)	$(0.3)

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
Environmental Reserves
As of January 31, 2017 and October 31, 2016, environmental reserves were $7.0 million and $6.8 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2017 and October 31, 2016, environmental reserves of the Company included $4.0 million and $3.9 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.5 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities; $1.6 million and $1.7 million for remediation of sites no longer owned by the Company; and $0.9 million and $0.9 million for various other facilities around the world.
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

The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Three Months Ended January 31,
	2017	2016
Numerator for basic and diluted EPS
Net income (loss) attributable to Greif, Inc.	$5.4	$(11.1)
Cash dividends	(24.5)	(24.5)
Undistributed net income (loss) attributable to Greif, Inc.	$(19.1)	$(35.6)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common stock repurchases
The Company’s Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. During 2016, the Stock Repurchase Committee authorized the Company to repurchase 110,241 shares of Class B Common Stock as part of the program and those shares were repurchased during 2016. There have been no other shares repurchased under this program from November 1, 2015 through January 31, 2017. As of January 31, 2017, the Company had repurchased 3,294,513 shares, including 1,425,452 shares of Class A Common Stock and 1,869,061 shares of Class B Common Stock.
The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2017
Class A Common Stock	128,000,000	42,281,920	25,811,051	16,470,869
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
October 31, 2016
Class A Common Stock	128,000,000	42,281,920	25,781,791	16,500,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275

The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2017	2016
Class A Common Stock:
Basic shares	25,787,769	25,697,512
Assumed conversion of stock options	4,672	6,511
Diluted shares	25,792,441	25,704,023
Class B Common Stock:
Basic and diluted shares	22,009,725	22,119,966
NOTE 15 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates which the Company does not consolidate and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the fair value is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of January 31, 2017.
Equity earnings of unconsolidated affiliates, net of tax were immaterial for the three months ended January 31, 2017 and 2016, respectively. There were no dividends received from the Company’s equity method affiliates for the three months ended January 31, 2017 and 2016.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income (loss) to arrive at net income (loss) attributable to the Company. Net income attributable to noncontrolling interests for the three months ended January 31, 2017 and 2016 was $2.6 million and $1.2 million, respectively.

NOTE 16 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2016 to January 31, 2017 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					5.4		5.4	2.6	8.0
Other comprehensive income (loss):
- foreign currency translation						(7.5)	(7.5)	(1.7)	(9.2)
- interest rate derivative, net of tax						4.6	4.6		4.6
- minimum pension liability adjustment, net of tax						28.1	28.1		28.1
Comprehensive income							30.6		31.5
Current period mark to redemption value of redeemable noncontrolling interest					—		—		—
Net income allocated to redeemable noncontrolling interests								(1.0)	(1.0)
Other							—	0.1	0.1
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Dividends to noncontrolling interests								(0.3)	(0.3)
Long-term incentive shares issued	29	1.5	(29)	—			1.5		1.5
As of January 31, 2017	47,821	$142.9	29,021	$(135.6)	$1,320.9	$(373.2)	$955.0	$10.2	$965.2

The following table summarizes the changes of equity from October 31, 2015 to January 31, 2016 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income (loss)					(11.1)		(11.1)	1.2	(9.9)
Other comprehensive income (loss):
- foreign currency translation						(24.7)	(24.7)	(3.6)	(28.3)
- minimum pension liability adjustment, net of income tax expense						1.9	1.9		1.9
Comprehensive loss							(33.9)		(36.3)
Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					0.1		0.1		0.1
Reclassification of redeemable noncontrolling interest					1.2		1.2	(23.2)	(22.0)
Other							—	(0.4)	(0.4)
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Dividends paid to noncontrolling interests							—		—
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1
As of January 31, 2016	47,855	$140.1	28,987	$(130.5)	$1,330.4	$(400.2)	$939.8	$18.3	$958.1
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2017 (Dollars in millions):

	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income (Loss)	(7.5)	4.6	28.1	25.2
Current-period Other Comprehensive Income (Loss)	(7.5)	4.6	28.1	25.2
Balance as of January 31, 2017	$(277.7)	$4.6	$(100.1)	$(373.2)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2016 (Dollars in millions):

	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Income (Loss)	(24.7)	1.9	(22.8)
Current-period Other Comprehensive Income (Loss)	(24.7)	1.9	(22.8)
Balance as of January 31, 2016	$(281.3)	$(118.9)	$(400.2)
The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.

NOTE 17 — BUSINESS SEGMENT INFORMATION
The Company has five operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2016 Form 10-K. The measure of segment profitability that is used by the Company is operating profit.
The following segment information is presented for the periods indicated (Dollars in millions):

	Three Months Ended January 31,
	2017	2016
Net sales:
Rigid Industrial Packaging & Services	$561.5	$534.9
Paper Packaging & Services	182.9	158.4
Flexible Products & Services	69.7	72.9
Land Management	6.8	5.2
Total net sales	$820.9	$771.4
Operating profit (loss):
Rigid Industrial Packaging & Services	$28.7	$(2.6)
Paper Packaging & Services	10.8	21.2
Flexible Products & Services	0.5	(3.1)
Land Management	2.1	2.1
Total operating profit	$42.1	$17.6
Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$19.4	$21.8
Paper Packaging & Services	8.3	7.7
Flexible Products & Services	1.9	2.1
Land Management	1.1	0.7
Total depreciation, depletion and amortization expense	$30.7	$32.3
The following table presents net sales to external customers by geographic area (Dollars in millions):

	Three Months Ended January 31,
	2017	2016
Net sales:
United States	$408.0	$372.4
Europe, Middle East and Africa	285.9	276.2
Asia Pacific and other Americas	127.0	122.8
Total net sales	$820.9	$771.4

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area (Dollars in millions):

	January 31, 2017	October 31, 2016
Assets:
Rigid Industrial Packaging & Services	$1,942.9	$1,930.8
Paper Packaging & Services	449.9	439.8
Flexible Products & Services	145.9	156.1
Land Management	341.6	339.9
Total segments	2,880.3	2,866.6
Corporate and other	319.0	286.4
Total assets	$3,199.3	$3,153.0
Properties, plants and equipment, net:
United States	$706.5	$723.3
Europe, Middle East and Africa	292.7	300.5
Asia Pacific and other Americas	136.4	140.1
Total properties, plants and equipment, net	$1,135.6	$1,163.9

NOTE 18 — REDEEMABLE NONCONTROLLING INTERESTS
Mandatorily Redeemable Noncontrolling Interests
The terms of the joint venture agreement for one joint venture within the Rigid Industrial Packaging & Services segment include mandatory redemption by the Company, in cash, of the noncontrolling interest holders’ equity at a formulaic price after the expiration of a lockout period specific to each noncontrolling interest holder. The redemption features cause the interest to be classified as a mandatorily redeemable instrument under the accounting guidance, and this interest is included at the current redemption value each period in long-term or short-term liabilities of the Company, as applicable. The impact of marking to redemption value at each period end is recorded in interest expense. One remaining partner has the ability to require the Company to redeem its equity in 2017 and the Company has a contractual obligation to redeem the outstanding equity interests of each remaining partner in 2021 and 2022, respectively.
During the first quarter of 2017, an asset group with the Rigid Industrial Packaging & Services segment was classified as assets and liabilities held for sale. The mandatorily redeemable noncontrolling interest was included within this asset group and was classified out of other long-term liabilities and into liabilities held for sale as of January 31, 2017 in these condensed consolidated financial statements.
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the three months ended January 31, 2017 (Dollars in millions):

Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2016	$9.0
Current period mark to redemption value	(0.1)
Reclassification to liabilities held for sale	(8.9)
Balance as of January 31, 2017	$—
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
Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the three months ended January 31, 2017 (Dollars in millions):

Redeemable Noncontrolling Interest
Balance as of October 31, 2016	$31.8
Current period mark to redemption value	—
Redeemable Noncontrolling Interest share of Income (Loss) and other	1.0
Dividends to redeemable noncontolling interest and other	(0.3)
Balance as of January 31, 2017	$32.5

NOTE 19 — SUBSEQUENT EVENTS
Senior Notes due 2017 Paid in Full
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. These Senior Notes were paid in full on February 1, 2017 with $300.0 million of term loan proceeds borrowed under the 2017 Credit Agreement.
See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding this subsequent event.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2017 or 2016, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of January 31, 2017 and October 31, 2016, and for the condensed consolidated statements of income (loss) for the three months ended January 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (the “2016 Form 10-K”). Readers are encouraged to review the entire 2016 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our transformation and growth objectives, (iii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands, (viii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (x) we may encounter difficulties arising from acquisitions, (xi) in connection with acquisitions or divestitures, we may become subject to liabilities, (xii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xiii) tax legislation initiatives or challenges to our tax positions may adversely impact our results or condition, (xiv) full realization of our deferred tax assets may be affected by a number of factors, (xv) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xvi) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xvii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xviii) our business may be adversely impacted by work stoppages and other labor relations matters, (xix) we may not successfully identify illegal immigrants in our workforce, (xx) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxi) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxii) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology (IT) and other business systems, (xxiii) a security breach of customer, employee, supplier or Company information may have a material adverse effect on our business, financial condition and results of operations, (xxiv) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxv) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxvi) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxvii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxviii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxix) changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results, (xxx) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxi) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
As of January 31, 2017, we owned approximately 245,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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
Our significant accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2016 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition.
Newly Adopted Accounting Standards

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-2, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which makes changes to both the variable interest model and the voting interest model and eliminates the indefinite deferral of FASB Statement No. 167, included in ASU 2010-10, for certain investment funds. All reporting entities that hold a variable interest in other legal entities were required to re-evaluate their consolidation conclusions as well as disclosure requirements. We adopted the new guidance beginning on November 1, 2016, and the adoption did not have a material impact on our financial position, results of operations, comprehensive income (loss), cash flows or disclosures.
RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2017 and 2016. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2016 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit by business segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. This non-GAAP financial measure is intended to supplement and should be read together with our financial results. It should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on this non-GAAP financial measure.
First Quarter Results
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended January 31, 2017 and 2016 (Dollars in millions):

Three Months Ended January 31,	2017	2016
Net sales:
Rigid Industrial Packaging & Services	$561.5	$534.9
Paper Packaging & Services	182.9	158.4
Flexible Products & Services	69.7	72.9
Land Management	6.8	5.2
Total net sales	$820.9	$771.4
Operating profit (loss):
Rigid Industrial Packaging & Services	$28.7	$(2.6)
Paper Packaging & Services	10.8	21.2
Flexible Products & Services	0.5	(3.1)
Land Management	2.1	2.1
Total operating profit	$42.1	$17.6
EBITDA:
Rigid Industrial Packaging & Services	$45.7	$17.5
Paper Packaging & Services	19.1	28.9
Flexible Products & Services	1.2	(2.3)
Land Management	3.2	2.8
Total EBITDA	$69.2	$46.9
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2017 and 2016 (Dollars in millions):

Three Months Ended January 31,	2017	2016
Net income (loss)	$8.0	$(9.9)
Plus: interest expense, net	18.7	18.5
Plus: income tax expense	11.8	6.0
Plus: depreciation, depletion and amortization expense	30.7	32.3
EBITDA	$69.2	$46.9
Net income (loss)	$8.0	$(9.9)
Plus: interest expense, net	18.7	18.5
Plus: income tax expense	11.8	6.0
Plus: other expense, net	3.6	3.0
Operating profit	42.1	17.6
Less: other expense, net	3.6	3.0
Plus: depreciation, depletion and amortization expense	30.7	32.3
EBITDA	$69.2	$46.9

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended January 31, 2017 and 2016 (Dollars in millions):

Three Months Ended January 31,	2017	2016
Rigid Industrial Packaging & Services
Operating profit (loss)	$28.7	$(2.6)
Less: other expense, net	2.4	1.7
Plus: depreciation and amortization expense	19.4	21.8
EBITDA	$45.7	$17.5
Paper Packaging & Services
Operating profit	$10.8	$21.2
Plus: depreciation and amortization expense	8.3	7.7
EBITDA	$19.1	$28.9
Flexible Products & Services
Operating profit (loss)	$0.5	$(3.1)
Less: other expense, net	1.2	1.3
Plus: depreciation and amortization expense	1.9	2.1
EBITDA	$1.2	$(2.3)
Land Management
Operating profit	$2.1	$2.1
Plus: depreciation, depletion and amortization expense	1.1	0.7
EBITDA	3.2	2.8
Consolidated EBITDA	$69.2	$46.9
Net Sales
Net sales were $820.9 million for the first quarter of 2017 compared with $771.4 million for the first quarter of 2016. The 6.4 percent increase was due primarily to strategic pricing initiatives and increases in index prices in our Rigid Industrial Packaging & Services segment and an increase in volumes in business at our mill and sheet feeder facilities in our Paper Packaging & Services segment, partially offset by the impact of 2016 divestitures in our Rigid Industrial Products & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first quarter of 2017.
Gross Profit
Gross profit was $163.3 million for the first quarter of 2017 compared with $151.3 million for the first quarter of 2016. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 19.9 percent for the first quarter of 2017 compared to 19.6 percent for the first quarter of 2016.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses increased 3.6 percent to $96.6 million for the first quarter of 2017 from $93.2 million for the first quarter of 2016. This increase was primarily due to an increase in incentive accruals from the first quarter of 2016 to the first quarter of 2017 based on projected results. SG&A expenses were 11.8 percent of net sales for the first quarter of 2017 compared with 12.1 percent of net sales for the first quarter of 2016.
Restructuring Charges
Restructuring charges were a benefit of $0.3 million for the first quarter of 2017 compared with charges of $2.3 million for the first quarter of 2016. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring benefit reported during the first quarter of 2017.

Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.0 million and $0.9 million for the first quarter 2017 and 2016, respectively. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first quarter of 2017.
Loss on Disposal of Businesses, net
The loss on disposal of businesses was $0.5 million for the first quarter of 2017 and there was no loss on disposal of businesses during the first quarter of 2016. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the loss reported during the first quarter of 2017.
Operating Profit
Operating profit was $42.1 million for the first quarter of 2017 compared with $17.6 million for the first quarter of 2016. The $24.5 million increase consisted of a $31.3 million increase in the Rigid Industrial Packaging & Services segment, a $3.6 million increase in the Flexible Products & Services segment, partially offset by a $10.4 million decrease in the Paper Packaging & Services segment. The primary factors that contributed to the $24.5 million increase, when compared to the first quarter of 2016, were lower non-cash impairment charges of $37.2 million and the improvements in gross profit, partially offset by pension settlement charges of $23.5 million and the increase in SG&A expense.
EBITDA
EBITDA was $69.2 million for the first quarter of 2017 compared with $46.9 million for the first quarter of 2016. The $22.3 million increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $30.7 million for the first quarter of 2017 compared with $32.3 million for the first quarter of 2016.
Trends
We expect our fiscal year 2017 results to benefit from further execution of our transformation efforts. These improvements are expected to be achieved despite a strong U.S. dollar relative to other currencies, which will adversely impact our results.
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
Net sales increased $26.6 million (5.0 percent) to $561.5 million for the first quarter of 2017 compared with $534.9 million for the first quarter of 2016. Divestitures and foreign currency translation both negatively impacted net sales by $25.2 million and $14.4 million, respectively, in the first quarter of 2017 compared to the first quarter of 2016. The increase for the first quarter of 2017 compared to the first quarter of 2016 was due primarily to an increase in selling prices of our primary products due to strategic pricing decisions and increases in index prices.

Gross profit was $112.4 million for the first quarter of 2017 compared with $102.8 million for the first quarter of 2016. The $9.6 million increase in gross profit was primarily due to the same factors that impacted net sales, improvements in production costs and divestitures of select non-core and underperforming assets during 2016. Gross profit margin increased from 19.2 percent to 20.0 percent for the three months ended January 31, 2016 to 2017, respectively. This increase was primarily attributable to gross profit margin increases from 19.1 percent to 21.7 percent in North America, 16.7 percent to 18.1 percent in Europe, Middle East, and Africa and 15.7 percent to 16.1 percent in Latin America for the three months ended January 31, 2016 to 2017, respectively. Gross profit margins in Asia Pacific decreased from 23.0 percent to 16.7 percent due primarily to increased steel costs ahead of pass-through price changes.
Operating profit was $28.7 million for the first quarter of 2017 compared with operating loss of $2.6 million for the first quarter of 2016. The $31.3 million increase was primarily attributable to the same factors impacting gross profit and a reduction in non-cash asset impairment charges of $35.2 million, partially offset by $14.1 million of pension settlement charges in the first quarter of 2017 compared to the first quarter of 2016.
EBITDA was $45.7 million for the first quarter of 2017 compared with $17.5 million for the first quarter of 2016. The $28.2 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $19.4 million for the first quarter of 2017 compared with $21.8 million for the first quarter of 2016.
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
Net sales increased $24.5 million to $182.9 million for the first quarter of 2017 compared with $158.4 million for the first quarter of 2016, primarily due to increases in volumes in business at the mills and sheet feeder facilities and a $12.0 million increase in specialty product sales from the first quarter 2016 to the first quarter 2017.
Gross profit was $35.3 million for the first quarter of 2017 compared with $35.8 million for the first quarter of 2016. Gross profit margin was 19.3 percent and 22.6 percent for the first quarters of 2017 and 2016, respectively. The decrease in gross profit margin was due primarily to increased input costs as well as reductions in published containerboard index prices, substantially offset by an increase in volumes during first quarter of 2017 as compared to the first quarter of 2016.
Operating profit was $10.8 million for the first quarter of 2017 compared with $21.2 million for the first quarter of 2016. The decrease was primarily due to the same factors impacting gross profit, as described above, and pension settlement charges of $9.2 million in the first quarter of 2017.
EBITDA was $19.1 million for the first quarter of 2017 compared with $28.9 million for the first quarter of 2016. This decrease was due primaily to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $8.3 million and $7.7 million for the first quarters of 2017 and 2016, respectively.
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
Net sales decreased $3.2 million to $69.7 million for the first quarter of 2017 compared with $72.9 million for the first quarter of 2016. This decrease was primarily due to the impact of a divestiture in 2016.
Gross profit was $13.1 million for the first quarter of 2017 compared with $10.5 million for the first quarter of 2016. This increase was primarily attributable to reduced labor and fixed production costs and the continued impact of strategic volume and pricing decisions. Gross profit margin increased to 18.8 percent for the first quarter of 2017 from 14.4 percent for the first quarter of 2016.
Operating profit was $0.5 million for the first quarter of 2017 compared with an operating loss of $3.1 million for the first quarter of 2016. This improvement was primarily related to the the same factors impacting gross profit, a reduction in restructuring charges of $0.7 million and a reduction in non-cash asset impairment charges of $0.5 million, offset by a reduction in gain on sale of businesses of $0.7 million from the first quarter of 2016 to the first quarter of 2017.
EBITDA was $1.2 million for the first quarter of 2017 compared with negative $2.3 million for the first quarter of 2016. This improvement was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.9 million for the first quarter of 2017 compared with $2.1 million for the first quarter of 2016.
Land Management
As of January 31, 2017, our Land Management segment consisted of approximately 245,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
We report the disposal of surplus and HBU property in our condensed consolidated statements of income (loss) under “gain on disposals of properties, plants and equipment and businesses, net” and report the sale of development property under “net sales” and “cost of products sold.” All HBU, development and surplus property is used by us to productively grow and sell timber until sold. Timberland gains are recorded as gains on disposals of properties, plants and equipment, net.
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

As of January 31, 2017, we had approximately 21,200 acres of special use property in the United States that we expect will be available for sale in the next five to seven years.
Net sales increased to $6.8 million for the first quarter of 2017 compared with $5.2 million for the first quarter of 2016.
Operating profit was $2.1 million for both the first quarter of 2017 and the first quarter of 2016 due to an increase in allocated corporate costs offsetting the impact of the increase in net sales.
EBITDA was $3.2 million and $2.8 million for the first quarters of 2017 and 2016, respectively. Depreciation, depletion and amortization expense was $1.1 million and $0.7 million for the first quarters of 2017 and 2016, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $18.7 million for the first quarter of 2017 compared with $18.5 million for the first quarter of 2016.
U.S. and Non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses.

Summary
	Three Months Ended January 31,
	2017	2016
Non-U.S. % of Consolidated Net Sales	50.3%	51.7%
U.S. % of Consolidated Net Sales	49.7%	48.3%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	101.8%	(98.4)%
U.S. % of Consolidated I.B.I.T.	(1.8)%	198.4%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	45.6%	64.5%
U.S. % of Consolidated I.B.I.T. before Special Items	54.4%	35.5%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
	2017	2016
Non-U.S. I.B.I.T.	$20.1	$3.9
Non-cash asset impairment charges	0.4	18.3
Restructuring charges	(0.3)	2.0
Loss on sale of businesses, net	0.5	—
Total Non-U.S. Special Items	0.6	20.3
Non-U.S. I.B.I.T. before Special Items	$20.7	$24.2

U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
	2017	2016
U.S. I.B.I.T.	$(0.3)	$(7.8)
Non-cash asset impairment charges	1.5	20.8
Non-cash pension settlement charge	23.5	—
Restructuring charges	—	0.3
Total U.S. Special Items	25.0	21.1
U.S. I.B.I.T. before Special Items	$24.7	$13.3
*Income Before Income Tax Expense= I.B.I.T.
Income tax expense
Our income tax expense was computed in accordance with ASC 740-270, where losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied.
In the first quarter of 2017, tax expense was $11.8 million on $19.8 million of pretax income, as compared to the first quarter of 2016, where tax expense was $6.0 million on ($3.9) million of pretax losses. Tax expense for the first quarter of 2017 reflected increases due to a change in the Company’s assertion under ASC 740-30 (formally APB23) for unremitted foreign earnings, and the impact of income and losses in jurisdictions with valuation allowances for which no tax expense has been provided. The increases were partially offset by decreases to uncertain tax position estimates due to audit settlements and expiration of the statute of limitations in several jurisdictions.
We are subject to audits by federal, state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust its provision for income taxes in the period such resolution occurs.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the first quarters of 2017 and 2016 was $2.6 million and $1.2 million, respectively. The increase was primarily due to the improved results in our Flexible Products and Services segment.
Net income (loss) attributable to Greif, Inc.
Based on the same factors noted above, net income (loss) attributable to Greif, Inc. was $5.4 million for the first quarter of 2017 compared to ($11.1) million for the first quarter of 2016.
OTHER COMPREHENSIVE INCOME (LOSS) CHANGES
Foreign currency translation
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
Minimum pension liability, net
Change in minimum pension liability, net for the first quarters of 2017 and 2016 was $28.1 million and $1.9 million, respectively. The increase in comprehensive income resulting from the change in minimum pension liability, net was primarily due to pension settlement charges and remeasurement of the defined benefit plan in the United States as a result of the settlements that occurred during the three months ended January 31, 2017.

BALANCE SHEET CHANGES
Working capital changes
The $7.9 million decrease in accounts receivable to $391.3 million as of January 31, 2017 from $399.2 million as of October 31, 2016 was primarily due to timing of collections.
The $26.8 million increase in inventories to $304.2 million as of January 31, 2017 from $277.4 million as of Octobter 31, 2016 was primarily due to increased raw material purchases in the first quarter of 2017 compared to 2016 in anticipation of near-term increases in raw material costs.
The $39.1 million decrease in accounts payable to $332.9 million as of January 31, 2017 from $372.0 million as of October 31, 2016 was primarily due to the timing of payments and benefits from early payment discounts where financially justified.
Other balance sheet changes
The $74.4 million increase in assets held for sale to $86.2 million as of January 31, 2017 from $11.8 million as of October 31, 2016 was primarily due to a reclassification into assets held for sale for one asset group within the Rigid Industrial Products & Services segment during the first quarter of 2017.
The $20.4 million increase in prepaid expenses and other current assets to $148.6 million as of January 31, 2017 from $128.2 million as of October 31, 2016 was primarily due to an increase in the deferred purchase price of $20.2 million related to accounts receivable sold associated with the European RPA.
The $38.5 million decrease in goodwill to $747.9 million as of January 31, 2017 from $786.4 million as of October 31, 2016 was due to a $32.1 million reclassification into assets held for sale for one asset group within the Rigid Industrial Packaging & Services segment during the first quarter of 2017, $1.5 million impairment recognized on goodwill allocated to the asset group into held for sale during the first quarter of 2017 and $4.9 million negative impact of foreign currency translation.
The $28.3 million decrease in properties, plants and equipment, net to $1,135.6 million as of January 31, 2017 from $1,163.9 million as of October 31, 2016 was primarily due to a $13.1 million reclassification into assets held for sale for partially offset by capital expenditures incurred during the period.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are operating cash flows, borrowings under our senior secured credit facility, the senior notes we have issued and, to a lesser extent, proceeds from our trade accounts receivable facility and proceeds from the sale of our non-United States accounts receivable. We use these sources to fund our working capital needs, capital expenditures, cash dividends, common stock repurchases and acquisitions. We anticipate continuing to fund these items in a like manner. We currently expect that operating cash flows, borrowings under our senior secured credit facility, proceeds from our U.S. trade accounts receivable credit facility and proceeds from the sale of our non-United States accounts receivable will be sufficient to fund our anticipated working capital, capital expenditures, cash dividends, debt repayment, potential acquisitions of businesses and other liquidity needs for at least 12 months. However, if funds held outside the U.S. are needed for operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate those funds. For those international earnings considered to be permanently reinvested, we currently have no plans or intentions to repatriate such funds for U.S. operations.
Capital Expenditures
During the first three months of 2017, we invested $16.6 million in capital expenditures and $2.1 million in purchases of and investments in timber properties, compared with capital expenditures of $23.0 million and no purchases of and investments in timber properties, during the first three months of 2016.
We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $95.0 to $110.0 million in 2017. The 2017 capital expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European

RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 20, 2015, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the number of entities participating in the agreement have decreased. Additionally, the terms have been amended to decrease the maximum amount of receivables that may be sold and outstanding under the European RPA at any time to €100.0 million ($107.0 million as of January 31, 2017). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
Under the terms of the European RPA, we have agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other of our indirect wholly-owned subsidiaries under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from our various subsidiaries to the respective banks and their affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, we remove from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and we continue to recognize the deferred purchase price in prepaid expenses and other current assets or other current liabilities. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($10.5 million as of January 31, 2017). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase prices is settled upon collection of the receivables.
See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Acquisitions, Divestitures and Other Significant Transactions
We completed no divestitures and no acquisitions for the three months ended January 31, 2017. We did deconsolidate one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, generating a loss on disposal of the business of $0.5 million.
See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these divestitures.
We have conditional contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures at which time we may incur additional cash outflows.
Borrowing Arrangements
Long-term debt is summarized as follows (Dollars in millions):

	January 31, 2017	October 31, 2016
2017 Credit Agreement	$204.0	$—
Prior Credit Agreement	—	201.2
Senior Notes due 2017	300.0	300.1
Senior Notes due 2019	247.2	247.0
Senior Notes due 2021	212.8	216.6
Receivables Facility	101.7	—
Other long-term debt	9.1	9.7
	1,074.8	974.6
Less current portion	—	—
Long-term debt	$1,074.8	$974.6

Credit Agreement
On November 3, 2016, we, together with certain of our international subsidiaries, entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the $1.0 billion senior secured credit agreement we, together with two of our international subsidiaries, entered into on December 19, 2012, ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $581.6 million as of January 31, 2017, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments commencing April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally states that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) the Company's net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1 (or 3.75 to 1, during any collateral release period). The interest coverage ratio generally states that at the end of any fiscal quarter we will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1, during the applicable preceding twelve month period. As of January 31, 2017, we were in compliance with these covenants.
As of January 31, 2017, $204.0 million was outstanding under the 2017 Credit Agreement. There was no current portion of the 2017 Credit Agreement. The weighted average interest rate on the 2017 Credit Agreement was 1.46% for the three months ended January 31, 2017. The actual interest rate on the 2017 Credit Agreement was 1.26% as of January 31, 2017.
Senior Notes
We have issued $300.0 million of our 6.75% Senior Notes due February 1, 2017. Proceeds from the issuance of these Senior Notes were principally used to fund the purchase of our previously outstanding senior subordinated notes and for general corporate purposes. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 6.75%, and do not require any principal payments prior to maturity on February 1, 2017. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2017, we were in compliance with these covenants. These Senior Notes were repaid with proceeds of the term loan under the 2017 Credit Agreement on February 1, 2017.
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under the then existing revolving multicurrency credit facility, without any permanent reduction of the commitments. These Senior Notes are general unsecured obligations of Greif, Inc., provide for semi-annual payments of interest at a fixed rate of 7.75%, and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2017, we were in compliance with these covenants.
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under our then existing revolving multicurrency credit facility, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. These Senior Notes are not guaranteed by any subsidiaries of Greif, Inc. or of the issuer and thereby are effectively subordinated to all existing and future indebtedness of the subsidiaries of the issuer and of Greif, Inc. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of January 31, 2017, we were in compliance with these covenants.
The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.
United States Trade Accounts Receivable Credit Facility
We and certain of our domestic subsidiaries have a $150.0 million United States Accounts Receivable Facility (the "Receivables Facility") with a financial institution. The Receivables Facility matures in September 2017. In addition, we can terminate the Amended Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London InterBank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the 2017 Credit Agreement covenants. As of January 31, 2017, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes.
Financial Instruments
Interest Rate Derivatives
During the first quarter of 2017, we entered into a forward interest rate swap with a notional amount of $300 million. As of February 1, 2017, we began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and were obligated to pay interest at a fixed spread, depending on the leverage ratio, over the borrowing cost as defined in the 2017 Credit Agreement. On February 1, 2017, this effectively converted the borrowing rate on $300 million of debt under the 2017 Credit Agreement from a variable rate to a fixed rate of 2.944%. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, any effective portion of the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized into earnings. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
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
As of January 31, 2017, we had outstanding foreign currency forward contracts in the notional amount of $158.0 million ($78.9 million as of October 31, 2016). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized losses recorded under fair value contracts were $1.3 million and $0.5 million for the three months ended January 31, 2017 and 2016, respectively.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the purchase of up to four million shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. See Note 14 to the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2016 Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting
We continue to consolidate some of our transaction processing and general accounting activities onto a common, company-wide management information and accounting system, including the conversion of several of our U.S. and international plants during the quarter. The consolidation is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2016 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2016	—		—	705,487
December 2016	—		—	705,487
January 2017	—		—	705,487
Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2016	—		—	705,487
December 2016	—		—	705,487
January 2017	—		—	705,487
_______________

(1)
Our Board of Directors has authorized a stock repurchase program which permits us to purchase up to 4.0 million shares of our Class A Common Stock or Class B Common Stock, or any combination thereof. As of January 31, 2017, the maximum number of shares that may yet be purchased was 705,487 shares, which may be any combination of Class A Common Stock or Class B Common Stock.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 3, 2017	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer