Form 10-Q
period 2017-07-31
GREIF INC
filed 2017-09-01
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
Commission File Number 001-00566
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on August 29, 2017:

Class A Common Stock	25,835,281 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions, except per share amounts)	2017	2016	2017	2016
Net sales	$961.8	$845.0	$2,670.1	$2,456.0
Cost of products sold	774.7	668.5	2,137.8	1,954.5
Gross profit	187.1	176.5	532.3	501.5
Selling, general and administrative expenses	92.6	92.6	286.2	280.3
Restructuring charges	3.9	10.2	8.7	17.9
Non-cash asset impairment charges	2.0	4.1	5.9	44.9
Pension settlement charge	1.0	—	25.6	—
Gain on disposal of properties, plants and equipment, net	(1.1)	(0.7)	(3.9)	(9.5)
Gain on disposal of businesses, net	(0.8)	(1.3)	(2.2)	(4.1)
Operating profit	89.5	71.6	212.0	172.0
Interest expense, net	13.7	19.8	46.7	58.2
Other expense, net	1.4	2.7	8.2	7.4
Income before income tax expense and equity earnings of unconsolidated affiliates, net	74.4	49.1	157.1	106.4
Income tax expense	27.2	3.5	62.0	38.2
Equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)	(0.3)	(0.8)
Net income	47.5	46.4	95.4	69.0
Net income attributable to noncontrolling interests	(3.6)	(0.3)	(10.1)	(2.6)
Net income attributable to Greif, Inc.	$43.9	$46.1	$85.3	$66.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.74	$0.78	$1.45	$1.13
Class B Common Stock	$1.12	$1.18	$2.17	$1.69
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.74	$0.78	$1.45	$1.13
Class B Common Stock	$1.12	$1.18	$2.17	$1.69
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.8	25.8	25.7
Diluted	25.8	25.8	25.8	25.7
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0	22.0	22.1
Diluted	22.0	22.0	22.0	22.1
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42	$1.26	$1.26
Class B Common Stock	$0.63	$0.63	$1.88	$1.88
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Net income	$47.5	$46.4	$95.4	$69.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	30.5	(27.6)	31.7	(9.6)
Interest rate derivative	(0.8)	—	4.0	—
Minimum pension liabilities	0.4	2.9	29.8	3.5
Other comprehensive income (loss), net of tax	30.1	(24.7)	65.5	(6.1)
Comprehensive income	77.6	21.7	160.9	62.9
Comprehensive income (loss) attributable to noncontrolling interests	4.2	(3.4)	8.4	(1.7)
Comprehensive income attributable to Greif, Inc.	$73.4	$25.1	$152.5	$64.6
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$94.6	$103.7
Trade accounts receivable, less allowance of $6.3 in 2017 and $8.8 in 2016	453.6	399.2
Inventories	336.8	277.4
Assets held for sale	77.6	3.8
Prepaid expenses and other current assets	162.4	128.2
	1,125.0	912.3
Long-term assets
Goodwill	772.7	786.4
Other intangible assets, net of amortization	86.6	110.6
Deferred tax assets	9.3	9.0
Assets held by special purpose entities	50.9	50.9
Pension asset	28.6	22.2
Other long-term assets	95.1	89.7
	1,043.2	1,068.8
Properties, plants and equipment
Timber properties, net of depletion	275.2	277.8
Land	100.1	99.5
Buildings	406.4	398.1
Machinery and equipment	1,488.6	1,484.8
Capital projects in progress	109.0	91.3
	2,379.3	2,351.5
Accumulated depreciation	(1,210.8)	(1,179.6)
	1,168.5	1,171.9
Total assets	$3,336.7	$3,153.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	July 31, 2017	October 31, 2016
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$394.8	$372.0
Accrued payroll and employee benefits	99.9	93.7
Restructuring reserves	7.0	10.4
Current portion of long-term debt	16.3	—
Short-term borrowings	18.3	51.6
Liabilities held for sale	14.5	—
Other current liabilities	168.3	131.5
	719.1	659.2
Long-term liabilities
Long-term debt	1,033.7	974.6
Deferred tax liabilities	202.9	193.0
Pension liabilities	159.9	179.8
Postretirement benefit obligations	13.3	13.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	6.9	6.8
Other long-term liabilities	85.1	92.9
	1,545.1	1,504.1
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests (Note 18)	29.8	31.8
Equity
Common stock, without par value	144.2	141.4
Treasury stock, at cost	(135.6)	(135.6)
Retained earnings	1,355.2	1,340.0
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(236.8)	(270.2)
Interest rate derivative	4.0	—
Minimum pension liabilities	(98.4)	(128.2)
Total Greif, Inc. shareholders' equity	1,032.6	947.4
Noncontrolling interests	10.1	10.5
Total shareholders' equity	1,042.7	957.9
Total liabilities and shareholders' equity	$3,336.7	$3,153.0
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended July 31, (in millions)	2017	2016
Cash flows from operating activities:
Net income	$95.4	$69.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	89.4	95.8
Non-cash asset impairment charges	5.9	44.9
Pension settlement charge	25.6	—
Gain on disposals of properties, plants and equipment, net	(3.9)	(9.5)
Gain on disposals of businesses, net	(2.2)	(4.1)
Unrealized foreign exchange loss	4.5	4.1
Deferred income tax benefit	(8.8)	(2.8)
Other, net	0.5	—
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(55.6)	(29.5)
Inventories	(60.5)	(3.6)
Deferred purchase price on sold receivables	(30.8)	(20.2)
Accounts payable	20.0	7.3
Restructuring reserves	(3.7)	(6.4)
Pension and postretirement benefit liabilities	(4.1)	(1.6)
Other, net	33.4	14.6
Net cash provided by operating activities	105.1	158.0
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(0.4)
Collection of subordinated note receivable	—	44.2
Purchases of properties, plants, and equipment	(65.1)	(71.4)
Purchases of and investments in timber properties	(7.3)	(4.7)
Purchases of properties, plants and equipment with insurance proceeds	—	(4.4)
Proceeds from the sale of properties, plants, equipment and other assets	9.3	10.9
Proceeds from the sale of businesses	4.5	23.8
Proceeds from insurance recoveries	0.4	6.6
Net cash provided by (used in) investing activities	(58.2)	4.6
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,101.6	919.5
Payments on long-term debt	(1,189.0)	(937.5)
Proceeds (payments) on short-term borrowings, net	(30.8)	8.5
Proceeds from trade accounts receivable credit facility	203.6	58.5
Payments on trade accounts receivable credit facility	(53.6)	(131.0)
Long-term debt and credit facility financing fees paid	(4.5)	—
Dividends paid to Greif, Inc. shareholders	(73.9)	(74.0)
Dividends paid to noncontrolling interests	(4.1)	(4.8)
Acquisitions of treasury stock	—	(5.2)
Purchases of redeemable noncontrolling interest	—	(6.0)
Cash contribution from noncontrolling interest holder	—	0.8
Net cash used in financing activities	(50.7)	(171.2)
Reclassification of cash to assets held for sale	(5.5)	—
Effects of exchange rates on cash	0.2	(3.3)
Net decrease in cash and cash equivalents	(9.1)	(11.9)
Cash and cash equivalents at beginning of period	103.7	106.2
Cash and cash equivalents at end of period	$94.6	$94.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements have been prepared in accordance with the U.S. Securities and Exchange Commission (“SEC”) instructions to Quarterly Reports on Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting. The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts could differ from those estimates.
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2017 or 2016, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of July 31, 2017 and October 31, 2016, the condensed consolidated statements of income and comprehensive income for the three and nine months ended July 31, 2017 and 2016 and the condensed consolidated statements of cash flows for the nine months ended July 31, 2017 and 2016 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective for the Company on November 1, 2018 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting the new revenue standards, but anticipates that the impact of adoption will be limited to expanded disclosures with no material impact on its financial position, results of operations, comprehensive income or cash flow.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which amends the lease accounting and disclosure requirements in ASC 840, "Leases". The objective of this update is to increase transparency and comparability among organizations recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. This ASU will require the recognition of lease assets and lease liabilities for those leases classified as operating leases under previous GAAP. The update is effective for the Company on November 1, 2019 using a modified retrospective approach. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory (Topic 740)," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The update is effective for the Company on November 1, 2018 and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which provides additional guidance in ASC 715 for the presentation of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. This ASU will require the reporting of the service cost component to be in the same line item as other compensation costs arising from services rendered by the pertinent employees. Also, the other components of net benefit cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The update is effective for the Company on November 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company plans to early adopt ASU 2017-07 on November 1, 2017 and expects the update to have an immaterial impact on the results of operations and disclosures.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
During the nine months ended July 31, 2017, the Company completed one divestiture, completed no acquisitions, deconsolidated two nonstrategic businesses, and liquidated one non-U.S. nonstrategic business. The Company completed one material divestiture in the Rigid Industrial Packaging & Services segment during the third quarter of 2017. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, and one nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The Company liquidated one non-U.S. nonstrategic business in the Rigid Industrial Packaging & Services segment during the second quarter of 2017. The gain on disposal of businesses was $2.2 million for the nine months ended July 31, 2017. Proceeds from divestitures were $3.7 million for the nine months ended July 31, 2017. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the nine months ended July 31, 2017 were $0.8 million. The Company has $3.8 million of notes receivable recorded from the sale of businesses, ranging in remaining terms from two months to seventeen months.
The Company completed four divestitures and no material acquisitions for the nine months ended July 31, 2016. The divestitures were of nonstrategic businesses, three in the Rigid Industrial Packaging & Services segment and one in the Flexible Products & Services segment. The gain on disposal of businesses was $4.1 million for the nine months ended July 31, 2016, and proceeds from divestitures were $25.2 million.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($116.7 million as of July 31, 2017). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. During the first quarter of 2016, the Company collected $44.2 million that had been loaned to the Purchasing Bank Affiliates, as excess cash at the end of fiscal 2015.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of July 31, 2017). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains certain information related to the Company’s accounts receivable sales programs:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
European RPA
Gross accounts receivable sold to third party financial institution	$192.2	$160.0	$506.3	$463.3
Cash received for accounts receivable sold under the programs	170.0	140.7	448.2	409.2
Deferred purchase price related to accounts receivable sold	22.2	19.3	58.1	53.7
Loss associated with the programs	0.1	0.2	0.3	0.7
Expenses associated with the programs	—	—	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$12.4	$11.4	$37.4	$32.5
Cash received for accounts receivable sold under the program	10.3	11.4	32.0	32.5
Deferred purchase price related to accounts receivable sold	2.2	—	5.4	—
Loss associated with the program	—	—	—	—
Expenses associated with the program	—	—	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$204.6	$171.4	$543.7	$495.8
Cash received for accounts receivable sold under the program	180.3	152.1	480.2	441.7
Deferred purchase price related to accounts receivable sold	24.4	19.3	63.5	53.7
Loss associated with the program	0.1	0.2	0.3	0.7
Expenses associated with the program	—	—	—	—

The table below contains certain information related to the Company’s accounts receivable sales programs and the impact it has on the condensed consolidated balance sheets:

(in millions)	July 31, 2017	October 31, 2016
European RPA
Accounts receivable sold to and held by third party financial institution	$147.8	$106.7
Deferred purchase price asset (liability) related to accounts receivable sold	32.7	(0.4)

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$3.5	$4.0
Deferred purchase price asset related to accounts receivable sold	0.8	0.5

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$151.3	$110.7
Deferred purchase price asset related to accounts receivable sold	33.5	0.1
The deferred purchase price related to the accounts receivable sold is reflected as prepaid expenses and other current assets or other current liabilities on the Company’s condensed consolidated balance sheet and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received initially and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s consolidated statements of cash flows.
Additionally, the Company performs collections and administrative functions on the receivables sold, similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA and the Singapore RPA. The servicing liability for these receivables is not material to the consolidated financial statements.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market and are summarized as follows:

(in millions)	July 31, 2017	October 31, 2016
Raw materials	$231.4	$185.4
Work-in-process	12.2	12.2
Finished goods	93.2	79.8
	$336.8	$277.4

NOTE 5 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
The following table presents assets and liabilities classified as held for sale as of July 31, 2017 and October 31, 2016:

(in millions)	July 31, 2017	October 31, 2016
Cash and cash equivalents	$5.5	$—
Trade accounts receivable, less allowance	5.7	—
Inventories	2.6	—
Properties, plants and equipment, net	16.1	3.8
Goodwill	29.4	—
Other intangibles assets, net	17.0	—
Other assets	1.3	—
Assets held for sale	$77.6	$3.8

Accounts payable	$2.7	$—
Other current liabilities	1.5	—
Other long-term liabilities	10.3	—
Liabilities held for sale	$14.5	$—
As of July 31, 2017, there were four asset groups within the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within the next twelve months. As of July 31, 2017, one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale as of October 31, 2016, was reclassified into held and used as of July 31, 2017 and October 31, 2016.
As of October 31, 2016, there was one asset group in the Rigid Industrial Packaging & Services segment and one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale.
For the three months ended July 31, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.1 million. This included disposals of assets in the Flexible Products & Services segment that resulted in gains of $0.7 million and special use property sales that resulted in gains of $0.6 million in the Land Management segment, offset by disposals of assets in the Paper Packaging segment that resulted in a loss of $0.2 million.
For the nine months ended July 31, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $3.9 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.8 million, disposals of assets in the Flexible Products & Services segment that resulted in gains of $0.8 million, special use property sales that resulted in gains of $2.4 million in the Land Management segment, offset by disposals of assets in the Paper Packaging segment that resulted in a loss of $0.1 million.
For the three months ended July 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.7 million. This included disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $0.4 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging segment, other net gains totaling $0.3 million, offset by disposals of an asset in the Rigid Industrial Packaging & Services segment classified as held for sale that resulted in a loss of $0.2 million.
For the nine months ended July 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of$9.5 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $1.3 million, sales of surplus properties in the Land Management segment that resulted in gains of $0.9 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging segment, and other net gains totaling an additional $0.7 million.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the nine month period ended July 31, 2017:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2016	$726.9	$59.5	$786.4
Goodwill allocated to divestitures and businesses held for sale	(37.2)	—	(37.2)
Currency translation	23.5	—	23.5
Balance at July 31, 2017	$713.2	$59.5	$772.7
As of July 31, 2017 and October 31, 2016, the accumulated goodwill impairment loss was $50.3 million in the Flexible Products & Services segment.
The following table summarizes the carrying amount of net other intangible assets by class as of July 31, 2017 and October 31, 2016:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
July 31, 2017:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$147.0	$88.2	$58.8
Trademarks and patents	9.5	3.8	5.7
Non-compete agreements	—	—	—
Other	23.5	14.8	8.7
Total	$193.4	$106.8	$86.6

October 31, 2016:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	$167.6	$86.9	$80.7
Trademarks and patents	12.1	4.8	7.3
Non-compete agreements	1.0	0.9	0.1
Other	23.5	14.0	9.5
Total	$217.2	$106.6	$110.6
Amortization expense for the three months ended July 31, 2017 and 2016 was $3.1 million and $4.2 million, respectively. Amortization expense for the nine months ended July 31, 2017 and 2016 was $10.0 million and $12.7 million, respectively. Amortization expense for the next five years is expected to be $13.2 million in 2017, $12.2 million in 2018, $12.1 million in 2019, $11.5 million in 2020 and $10.0 million in 2021.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 7 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the nine month period ended July 31, 2017:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2016	$9.2	$1.2	$10.4
Costs incurred and charged to expense	6.8	1.9	8.7
Costs paid or otherwise settled	(10.0)	(2.1)	(12.1)
Balance at July 31, 2017	$6.0	$1.0	$7.0
The focus for restructuring activities in 2017 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended July 31, 2017, the Company recorded restructuring charges of $3.9 million, as compared to $10.2 million of restructuring charges recorded during the three months ended July 31, 2016. The restructuring activity for the three months ended July 31, 2017 consisted of $2.9 million in employee separation costs and $1.0 million in other restructuring costs. During the nine months ended July 31, 2017, the Company recorded restructuring charges of $8.7 million, which compares to $17.9 million of restructuring charges recorded during the nine months ended July 31, 2016. The restructuring activity for the nine months ended July 31, 2017 consisted of $6.8 million in employee separation costs and $1.9 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $19.9 million as of July 31, 2017 compared to $16.1 million as of October 31, 2016. The change was due to the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the nine month period ended July 31, 2017	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$21.1	$6.0	$15.1
Other restructuring costs	4.5	1.6	2.9
	25.6	7.6	18.0
Flexible Products & Services
Employee separation costs	1.2	0.5	0.7
Other restructuring costs	1.5	0.3	1.2
	2.7	0.8	1.9
Paper Packaging & Services
Employee separation costs	0.3	0.3	—
Other restructuring costs	—	—	—
	0.3	0.3	—
	$28.6	$8.7	$19.9
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

Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of July 31, 2017 and October 31, 2016, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended July 31, 2017 and 2016, Buyer SPE recorded interest income of $0.6 million. For both of the nine month periods ended July 31, 2017 and 2016, Buyer SPE recorded interest income of $1.8 million.
As of July 31, 2017 and October 31, 2016, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended July 31, 2017 and 2016, STA Timber recorded interest expense of $0.5 million. For both of the nine month periods ended July 31, 2017 and 2016, STA Timber recorded interest expense of $1.7 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
The following table presents the Flexible Packaging JV total net assets:

(in millions)	July 31, 2017	October 31, 2016
Cash and cash equivalents	$14.3	$15.2
Trade accounts receivable, less allowance of $2.3 in 2017 and $2.8 in 2016	50.9	43.3
Inventories	51.1	50.9
Properties, plants and equipment, net	31.6	25.0
Other assets	28.0	37.3
Total Assets	$175.9	$171.7

Accounts payable	$31.8	$30.7
Other liabilities	35.2	43.7
Total Liabilities	$67.0	$74.4
Net (income) losses attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended July 31, 2017 and 2016 were $(1.5) million and $1.9 million, respectively; and for the nine months ended July 31, 2017 and 2016, net (income) losses attributable to the noncontrolling interest were $(3.3) million and $4.5 million, respectively.
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
NOTE 9 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	July 31, 2017	October 31, 2016
2017 Credit Agreement	$418.9	$—
Prior Credit Agreement	—	201.2
Senior Notes due 2017	—	300.1
Senior Notes due 2019	247.7	247.0
Senior Notes due 2021	232.1	216.6
Receivables Facility	150.0	—
Other debt	8.2	9.7
	1,056.9	974.6
Less current portion	16.3	—
Less deferred financing costs	6.9	—
Long-term debt	$1,033.7	$974.6
2017 Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into on December 19, 2012, by the Company and two of its international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $661.7 million as of July 31, 2017, which has been reduced by $11.9 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. The financing costs associated with the 2017 Credit Agreement totaled $6.0 million as of July 31, 2017, and are recorded as a direct deduction from the long-term debt liability.
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

As of July 31, 2017, $418.9 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $403.9 million. The weighted average interest rate on the 2017 Credit Agreement was 2.07% for the nine months ended July 31, 2017. The actual interest rate on the 2017 Credit Agreement was 2.49% as of July 31, 2017.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. These Senior Notes were paid in full on February 1, 2017, with $300.0 million of term loan proceeds borrowed under the 2017 Credit Agreement.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.9 million as of July 31, 2017, and are recorded as a direct deduction from the long-term liability.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 28, 2016, the Company amended and restated its existing receivables financing facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2017, and the Company intends to renew this facility on similar terms. The $150.0 million outstanding as of July 31, 2017 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
NOTE 10 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of July 31, 2017 and October 31, 2016:

	July 31, 2017
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$7.1	$—	$7.1	Other long-term assets
Foreign exchange hedges	—	0.1	—	0.1	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	21.4	21.4	Other long-term assets
Total(1)	$—	$6.6	$21.4	$28.0

	October 31, 2016
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	Other current liabilities
Insurance annuity	—	—	20.1	20.1	Other long-term assets
Total(1)	$—	$—	$20.1	$20.1

(1)The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of July 31, 2017 and October 31, 2016 approximate their fair values because of the short-term nature of these items and are not included in this table.
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
As of July 31, 2017, the Company had outstanding foreign currency forward contracts in the notional amount of $75.1 million ($78.9 million as of October 31, 2016). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized gains recorded in other expense, net under fair value contracts were $0.6 million for the three months ended July 31, 2017 and realized losses were$2.0 million for the three months ended July 31, 2016. Realized losses were $0.9 million and $2.3 million for the nine months ended July 31, 2017, and 2016, respectively.
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
The following table presents the estimated fair values of the Company’s senior notes:

(in millions)	July 31, 2017	October 31, 2016
Senior Notes due 2017
Estimated fair value	$—	$302.4
Senior Notes due 2019
Estimated fair value	276.6	280.1
Senior Notes due 2021
Estimated fair value	282.7	264.9

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the nine months ended July 31, 2017 and 2016:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
July 31, 2017
Impairment of Net Assets Held for Sale	$5.6	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	0.3	Sales Value	Sales Value	N/A
Total	$5.9

July 31, 2016
Impairment of Net Assets Held for Sale	$37.6	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	7.3	Sales Value	Sales Value	N/A
Total	$44.9
Long-Lived Assets
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the nine months ended July 31, 2017, the Company recorded impairment charges of $0.3 million. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the nine months ended July 31, 2016, the Company recorded impairment charges of $5.0 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment, $1.5 million related to a cost method investment in the Paper Packaging & Services segment, and $0.8 million of properties, plants and equipment, net, in the Flexible Products & Services segment.
Assets and Liabilities Held for Sale
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the nine month period ended July 31, 2017, one asset group was reclassified to assets and liabilities held for sale, resulting in a $5.6 million impairment to net realizable value. During the nine month period ended July 31, 2016, three asset groups were reclassified to assets and liabilities held for sale, resulting in $23.6 million impairment to net realizable value. During the nine month period ended July 31, 2016, one asset group classified as held for sale as of October 31, 2015, was remeasured to net realizable value, resulting in an impairment of $14.0 million. For additional disclosures on the assets and liabilities held for sale, also see Note 5 to the interim condensed consolidated financial statements.
Goodwill and Other Intangible Assets
On an annual basis or whenever events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and long lived intangible assets as defined under ASC 350, “Intangibles-Goodwill and Other.” The Company concluded that no impairment existed as of July 31, 2017 and October 31, 2016.
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

Income tax expense was $27.2 million and $3.5 million for the three months ended July 31, 2017 and 2016, respectively, and $62.0 million and $38.2 million for the nine months ended July 31, 2017 and 2016, respectively.
Prior to the three months ended January 31, 2017, the Company asserted under ASC 740-30, formerly Accounting Principles Board opinion 23 ("APB 23"), that unremitted earnings of its subsidiaries directly, or indirectly, owned by Greif International Holdings BV (“GIH”) were permanently reinvested. As a result of the Company’s debt re-financing concluded in November 2016, the Company reassessed its unremitted earnings position in the first quarter of fiscal year 2017. The Company concluded that the unremitted earnings of subsidiaries owned directly, or indirectly, by GIH may be used to fully fund the repayment of up to €187.0 million ($218.4 million as of July 31, 2017) of third-party debt of GIH’s non-U.S. parent company, Greif Luxembourg Holding Sarl, a company organized under the laws of Luxembourg. The amount of pre-2017 non-U.S. earnings that may be remitted to repay this debt is $104.0 million. Further, the Company has concluded that, until such third-party debt has been fully repaid, the current earnings of the subsidiaries owned directly, or indirectly, by GIH may be distributed to and utilized to repay such debt. Accordingly, deferred tax liabilities of $3.6 million related to withholding taxes have been recorded through the third quarter of 2017 with respect to the $104.0 million of pre-2017 unremitted earnings, which represents the total tax liability for all of the pre-2017 unremitted earnings expected to be remitted and, starting in fiscal year 2017, deferred tax liabilities have been recorded on current year earnings not required to be immediately reinvested by the respective subsidiary of GIH. During the third quarter of 2017, €145.0 million ($169.3 million as of July 31, 2017) of the debt was repaid, utilizing, in part, $104.0 million of pre-2017 earnings distributed to GIH during the quarter. Other than this change in assertion with respect to the unremitted earnings of subsidiaries owned directly, or indirectly, by GIH, the Company has not recognized U.S. deferred income taxes on its undistributed earnings from other non-U.S. subsidiaries as it is the Company’s intention to reinvest those earnings indefinitely outside of the U.S., or to repatriate the earnings only when it is tax-efficient to do so.
NOTE 12 — POST RETIREMENT BENEFIT PLANS
During the nine months ended July 31, 2017, an annuity contract for approximately $49.2 million was purchased with United States defined benefit plan assets, and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $42.4 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $91.6 million and a non-cash pension settlement charge of $25.6 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.
During the three months ended July 31, 2017, net lump sum payments totaling $3.5 million were made resulting in a non-cash pension settlement charge of $1.0 million of unrecognized actuarial loss included in accumulated other comprehensive loss.
As a result of the settlements described above, the Company remeasured the United States defined pension plan as of November 30, 2016. The result of this remeasurement was a decline in projected benefit obligation of $21.3 million. This reduction is due to an increase in discount rates from 3.82 percent as of October 31, 2016 to 4.20 percent as of November 30, 2016.
The components of net periodic pension cost include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Service cost	$3.5	$3.2	$10.1	$9.4
Interest cost	4.6	5.7	13.8	16.9
Expected return on plan assets	(7.0)	(8.3)	(21.2)	(24.9)
Amortization of prior service cost and net actuarial gain	2.6	2.8	8.2	8.6
Net periodic pension costs	$3.7	$3.4	$10.9	$10.0
The Company made $10.7 million and $9.4 million in pension contributions in the nine months ended July 31, 2017 and 2016, respectively.

The components of net periodic cost for post retirement benefits include the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Service cost	$—	$—	$—	$—
Interest cost	0.1	0.2	0.3	0.4
Amortization of prior service cost and net actuarial gain	(0.5)	(0.4)	(1.2)	(1.2)
Net periodic benefit for post retirement benefits	$(0.4)	$(0.2)	$(0.9)	$(0.8)
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of our Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of July 31, 2017 and October 31, 2016, the estimated liability recorded related to these matters were $3.8 million and $1.3 million.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
Environmental Reserves
As of July 31, 2017 and October 31, 2016, environmental reserves were $6.9 million and $6.8 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of July 31, 2017 and October 31, 2016, environmental reserves of the Company included $4.4 million and $3.9 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.3 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities; $1.3 million and $1.7 million, respectively, for remediation of sites no longer owned by the Company; and $0.9 million and $0.9 million, respectively, for various other facilities around the world.
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$43.9	$46.1	$85.3	$66.4
Cash dividends	(24.7)	(24.7)	(73.9)	(74.0)
Undistributed net income (loss) attributable to Greif, Inc.	$19.2	$21.4	$11.4	$(7.6)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
In June 2017, the Company’s Board of Directors authorized the purchase of an additional 4,000,000 of the Company's shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing. In July 2017, the Company's Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock, which reduced the remaining amount of shares that may be repurchased by the Company to 4,703,487. During the nine months ended July 31, 2016, the Stock Repurchase Committee authorized and the Company executed the repurchase of 110,241 shares of Class B Common Stock. There have been no other shares repurchased under this program from November 1, 2015 through July 31, 2017.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
July 31, 2017
Class A Common Stock	128,000,000	42,281,920	25,835,281	16,446,639
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2016
Class A Common Stock	128,000,000	42,281,920	25,781,791	16,500,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2017	2016	2017	2016
Class A Common Stock:
Basic shares	25,834,636	25,781,146	25,815,533	25,746,797
Assumed conversion of restricted shares	658	2,038	3,284	349
Diluted shares	25,835,294	25,783,184	25,818,817	25,747,146
Class B Common Stock:
Basic and diluted shares	22,009,596	22,009,725	22,009,682	22,079,544
NOTE 15 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax, represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company had an equity interest in two such affiliates as of July 31, 2017.
Equity earnings of unconsolidated affiliates, net of tax, were $0.3 million for the three and nine months ended July 31, 2017. Equity earnings of unconsolidated affiliates, net of tax, were $0.8 million for the three and nine months ended July 31, 2016. There were no dividends received from the Company's equity method affiliates for the three and nine months ended July 31, 2017 and 2016.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended July 31, 2017 and 2016 was $3.6 million and $0.3 million, respectively. Net income attributable to noncontrolling interests for the nine months ended July 31, 2017 and 2016 was $10.1 million and $2.6 million, respectively.

NOTE 16 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2016 to July 31, 2017 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					85.3		85.3	10.1	95.4
Other comprehensive income (loss):
- foreign currency translation						33.4	33.4	(1.7)	31.7
- interest rate derivative, net of income tax of $2.5 million						4.0	4.0		4.0
- change in minimum pension liability adjustment from remeasurement, settlement, and amortization, net of income tax of $17.5 million						29.8	29.8		29.8
Comprehensive income							152.5		160.9
Current period mark to redemption value of redeemable noncontrolling interest					3.8		3.8		3.8
Net income allocated to redeemable noncontrolling interests							—	(3.1)	(3.1)
Deconsolidation of noncontrolling interest							—	(2.6)	(2.6)
Other							—		—
Dividends paid to Greif, Inc. shareholders					(73.9)		(73.9)		(73.9)
Dividends to noncontrolling interests							—	(3.1)	(3.1)
Treasury shares acquired	(2)	—	2	0.1			0.1		0.1
Restricted stock executives and directors	24	1.3	(24)	—			1.3		1.3
Long-term incentive shares issued	29	1.5	(29)	(0.1)			1.4		1.4
As of July 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,355.2	$(331.2)	$1,032.6	$10.1	$1,042.7

The following table summarizes the changes of equity from October 31, 2015 to July 31, 2016 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					66.4		66.4	2.6	69.0
Other comprehensive income (loss):
- foreign currency translation						(5.3)	(5.3)	(4.3)	(9.6)
- minimum pension liability adjustment, net of immaterial income tax						3.5	3.5		3.5
Comprehensive loss							64.6		62.9
Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					(3.1)		(3.1)		(3.1)
Reclassification of redeemable noncontrolling interest					1.2		1.2	(22.8)	(21.6)
Net income allocated to redeemable noncontrolling interests							—	(3.9)	(3.9)
Other							—	(0.4)	(0.4)
Dividends paid to Greif, Inc. shareholders					(74.0)		(74.0)		(74.0)
Contributions from noncontrolling interest							—	0.8	0.8
Dividends paid to noncontrolling interests								(3.9)	(3.9)
Treasury shares acquired	(110)		110	(5.2)			(5.2)		(5.2)
Restricted stock executives and directors	47	1.3	(47)	0.1			1.4		1.4
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1
As of July 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,355.2	$(379.2)	$981.8	$12.4	$994.2
The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2017:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income	33.4	4.0	29.8	67.2
Current-period Other Comprehensive Income	33.4	4.0	29.8	67.2
Balance as of July 31, 2017	$(236.8)	$4.0	$(98.4)	$(331.2)

The following table provides the rollforward of accumulated other comprehensive income (loss) for the nine months ended July 31, 2016:

(in millions)	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Income Before Reclassifications	(5.3)	3.5	(1.8)
Current-period Other Comprehensive Income (Loss)	(5.3)	3.5	(1.8)
Balance as of July 31, 2016	$(261.9)	$(117.3)	$(379.2)
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
The following segment information is presented for the periods indicated:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Net sales:
Rigid Industrial Packaging & Services	$674.4	$596.8	$1,860.2	$1,721.3
Paper Packaging & Services	206.3	172.5	577.9	498.1
Flexible Products & Services	73.9	69.9	210.2	219.0
Land Management	7.2	5.8	21.8	17.6
Total net sales	$961.8	$845.0	$2,670.1	$2,456.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$64.7	$56.7	$148.9	$113.4
Paper Packaging & Services	19.0	19.1	49.6	64.4
Flexible Products & Services	3.1	(5.9)	5.4	(11.9)
Land Management	2.7	1.7	8.1	6.1
Total operating profit	$89.5	$71.6	$212.0	$172.0

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$16.8	$20.8	$56.7	$63.7
Paper Packaging & Services	7.8	8.0	23.7	23.6
Flexible Products & Services	1.8	1.8	5.2	5.9
Land Management	1.3	0.9	3.8	2.6
Total depreciation, depletion and amortization expense	$27.7	$31.5	$89.4	$95.8

The following table presents net sales to external customers by geographic area:

	Three Months Ended July 31,		Nine Months Ended July 31,
(in millions)	2017	2016	2017	2016
Net sales:
United States	$463.7	$400.3	$1,306.2	$1,179.0
Europe, Middle East and Africa	359.4	318.9	970.8	905.9
Asia Pacific and other Americas	138.7	125.8	393.1	371.1
Total net sales	$961.8	$845.0	$2,670.1	$2,456.0
The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	July 31, 2017	October 31, 2016
Assets:
Rigid Industrial Packaging & Services	$2,137.7	$1,930.8
Paper Packaging & Services	461.1	439.8
Flexible Products & Services	162.0	156.1
Land Management	344.1	339.9
Total segments	3,104.9	2,866.6
Corporate and other	231.8	286.4
Total assets	$3,336.7	$3,153.0

Properties, plants and equipment, net:
United States	$712.9	$723.3
Europe, Middle East and Africa	321.5	308.5
Asia Pacific and other Americas	134.1	140.1
Total properties, plants and equipment, net	$1,168.5	$1,171.9
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

The following table summarizes the change in mandatorily redeemable noncontrolling interest for the nine months ended July 31, 2017:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2016	$9.0
Current period mark to redemption value	(0.3)
Reclassification to liabilities held for sale	(8.7)
Balance as of July 31, 2017	$—
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
Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the nine months ended July 31, 2017:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2016	$31.8
Current period mark to redemption value	(3.8)
Redeemable noncontrolling interest share of income and other	3.1
Dividends to redeemable noncontrolling interest and other	(1.3)
Balance as of July 31, 2017	$29.8

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
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of July 31, 2017 and October 31, 2016, and for the condensed consolidated statements of income for the three and nine months ended July 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (the “2016 Form 10-K”). Readers are encouraged to review the entire 2016 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
As of July 31, 2017, we owned approximately 244,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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

RESULTS OF OPERATIONS
The following comparative information is presented for the three and nine months ended July 31, 2017 and 2016. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2016 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax expense, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit by business segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and gains on sales of businesses, which are non-GAAP financial measures.  We believe that excluding the impact of these special items (non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and gains on sales of businesses) enable investors to perform a meaningful comparison of the geographic source of our income before income tax expense and is information that investors find valuable.  The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.
Third Quarter Results
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the three month periods ended July 31, 2017 and 2016:

	Three Months Ended July 31,
(in millions)	2017	2016
Net sales:
Rigid Industrial Packaging & Services	$674.4	$596.8
Paper Packaging & Services	206.3	172.5
Flexible Products & Services	73.9	69.9
Land Management	7.2	5.8
Total net sales	$961.8	$845.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$64.7	$56.7
Paper Packaging & Services	19.0	19.1
Flexible Products & Services	3.1	(5.9)
Land Management	2.7	1.7
Total operating profit	$89.5	$71.6

EBITDA:
Rigid Industrial Packaging & Services	$80.3	$77.2
Paper Packaging & Services	26.9	27.1
Flexible Products & Services	4.9	(5.7)
Land Management	4.0	2.6
Total EBITDA	$116.1	$101.2

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended July 31, 2017 and 2016:

	Three Months Ended July 31,
(in millions)	2017	2016
Net income	$47.5	$46.4
Plus: interest expense, net	13.7	19.8
Plus: income tax expense	27.2	3.5
Plus: depreciation, depletion and amortization expense	27.7	31.5
EBITDA	$116.1	$101.2
Net income	$47.5	$46.4
Plus: interest expense, net	13.7	19.8
Plus: income tax expense	27.2	3.5
Plus: other expense, net	1.4	2.7
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Operating profit	89.5	71.6
Less: other expense, net	1.4	2.7
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Plus: depreciation, depletion and amortization expense	27.7	31.5
EBITDA	$116.1	$101.2

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the three month periods ended July 31, 2017 and 2016:

	Three Months Ended July 31,
(in millions)	2017	2016
Rigid Industrial Packaging & Services
Operating profit	$64.7	$56.7
Less: other expense, net	1.5	1.1
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Plus: depreciation and amortization expense	16.8	20.8
EBITDA	$80.3	$77.2

Paper Packaging & Services
Operating profit	$19.0	$19.1
Less: other income, net	(0.1)	—
Plus: depreciation and amortization expense	7.8	8.0
EBITDA	$26.9	$27.1

Flexible Products & Services
Operating profit (loss)	$3.1	$(5.9)
Less: other expense, net	—	1.6
Plus: depreciation and amortization expense	1.8	1.8
EBITDA	$4.9	$(5.7)

Land Management
Operating profit	$2.7	$1.7
Plus: depreciation, depletion and amortization expense	1.3	0.9
EBITDA	$4.0	$2.6

Consolidated EBITDA	$116.1	$101.2
Net Sales
Net sales were $961.8 million for the third quarter of 2017 compared with $845.0 million for the third quarter of 2016. The 13.8 percent increase was due primarily to strategic pricing decisions and increases in index prices in our Rigid Industrial Packaging & Services segment and an increase in volumes in our mills and corrugator facilities in our Paper Packaging & Services segment, partially offset by the impact of our 2016 divestitures in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the third quarter of 2017.
Gross Profit
Gross profit was $187.1 million for the third quarter of 2017 compared with $176.5 million for the third quarter of 2016. The respective reasons for the improvements in each segment are described below in the “Segment Review.” Gross profit margin was 19.5 percent for the third quarter of 2017 compared with 20.9 percent for the third quarter of 2016.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $92.6 million for the third quarter of 2017 and the third quarter of 2016. SG&A expenses were 9.6 percent of net sales for the third quarter of 2017 compared with 11.0 percent of net sales for the third quarter of 2016. This decrease was achieved despite additional professional fees in the third quarter of 2017 related to tax planning, which are expected to generate recurring future tax savings.

Restructuring Charges
Restructuring charges were $3.9 million for the third quarter of 2017 compared with $10.2 million for the third quarter of 2016. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the third quarter of 2017.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $1.1 million and $0.7 million for the third quarter of 2017 and 2016, respectively. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the third quarter of 2017.
Gain on Disposal of Businesses, net
The gain on disposal of businesses, net was $0.8 million for the third quarter of 2017 and $1.3 million for the third quarter of 2016. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the third quarter of 2017.
Operating Profit
Operating profit was $89.5 million for the third quarter of 2017 compared with $71.6 million for the third quarter of 2016. The $17.9 million increase consisted of a $9.0 million increase in the Flexible Products & Services segment, a $8.0 million increase in the Rigid Industrial Packaging & Services segment and a $1.0 million increase in the Land Management segment, partially offset by a $0.1 million decrease in the Paper Packaging & Services segment. The primary factors that contributed to the $17.9 million increase, when compared to the third quarter of 2016, were decreased restructuring charges of $6.3 million, decreased non-cash asset impairment charges of $2.1 million and the increase in gross profit, partially offset by increased pension settlement charges of $1.0 million.
EBITDA
EBITDA was $116.1 million for the third quarter of 2017 compared with $101.2 million for the third quarter of 2016. The 14.7% increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $27.7 million for the third quarter of 2017 compared with $31.5 million for the third quarter of 2016.
Trends
We expect our fiscal year 2017 results to benefit from the execution of our multi-year transformation efforts and an improved global manufacturing environment, although the economy remains slower in some regions.  These results are expected to be achieved despite increasing raw material costs and the impact from Hurricane Harvey on our U.S. gulf coast operations, which may adversely impact our results.
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

Net sales increased 13.0 percent to $674.4 million for the third quarter of 2017 compared with $596.8 million for the third quarter of 2016. The $77.6 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions and increases in index prices of raw materials partially offset by the impact of the 2016 divestitures in this segment.
Gross profit was $137.0 million for the third quarter of 2017 compared with $131.8 million for the third quarter of 2016. The $5.2 million increase in gross profit was due to the same factors that impacted net sales along with tight control over manufacturing and transportation expenses. The third quarter of 2016 gross profit included the recovery of insurance proceeds of $5.2 million under a business interruption policy reflecting business losses incurred during the first nine months of 2016, which proceeds were recorded in costs of products sold of a deconsolidated non-core asset group. Gross profit margin decreased to 20.3 percent from 22.1 percent for the three months ended July 31, 2017 and 2016, respectively. This decrease was primarily attributable to gross profit margin decreases to 16.6 percent from 20.5 percent in Asia Pacific, and to 16.6 percent from 22.5 percent in Europe, Middle East, and Africa, and to 24.1 percent from 24.3 percent in North America. Gross profit margins increased in Latin America to 16.0 percent from 11.7 percent.
Operating profit was $64.7 million for the third quarter of 2017 compared with operating profit of $56.7 million for the third quarter of 2016. The $8.0 million increase was primarily attributable to the same factors impacting gross profit, a decrease in restructuring charges of $3.2 million and a decrease in SG&A expense of $1.5 million, partially offset by an increase in non-cash asset impairment charges of $0.7 million, an increase in pension settlement charges of $0.6 million and a reduction in gain on disposal of properties, plants, equipment and businesses, net of $0.6 million.
EBITDA was $80.3 million for the third quarter of 2017 compared with $77.2 million for the third quarter of 2016. The $3.1 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $16.8 million for the third quarter of 2017 compared with $20.8 million for the third quarter of 2016.
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
Net sales increased $33.8 million to $206.3 million for the third quarter of 2017 compared with $172.5 million for the third quarter of 2016, primarily due to increases in volumes in our mills and corrugator facilities and a $6.1 million increase in specialty product sales.
Gross profit was $33.7 million for the third quarter of 2017 compared with $32.3 million for the third quarter of 2016. The increase in gross profit was due primarily to volume increases, offset by significantly increased input costs. Gross profit margin was 16.3 percent and 18.7 percent for the third quarters of 2017 and 2016, respectively. The decrease in gross profit margin was due primarily to increased input costs, primarily related to the increased cost of old corrugated containers.
Operating profit was $19.0 million for the third quarter of 2017 compared with $19.1 million for the third quarter of 2016. The decrease was primarily due to significantly increased input costs and an increase in SG&A expenses, partially offset by volume increases.
EBITDA was $26.9 million for the third quarter of 2017 compared with $27.1 million for the third quarter of 2016. This decrease was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $7.8 million and $8.0 million for the third quarters of 2017 and 2016, respectively.
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
Net sales increased $4.0 million to $73.9 million for the third quarter of 2017 compared with $69.9 million for the third quarter of 2016. This increase was due to product mix and strategic pricing decisions, partially offset by the impact of foreign currency translation and the impact of a divestiture in 2016 of $1.4 million and $1.5 million, respectively.
Gross profit was $13.7 million for the third quarter of 2017 compared with $10.2 million for the third quarter of 2016. This increase was primarily attributable to product mix and strategic pricing decisions and reduced fixed production costs, which also contributed to the increase in gross profit margin to 18.5 percent for the third quarter of 2017 from 14.6 percent for the third quarter of 2016.
Operating profit was $3.1 million for the third quarter of 2017 compared with an operating loss of $5.9 million for the third quarter of 2016. This improvement was primarily related to the same factors impacting gross profit and reductions in restructuring charges of $2.0 million and non-cash asset impairment charges of $2.8 million.
EBITDA was $4.9 million for the third quarter of 2017 compared with negative $5.7 million for the third quarter of 2016. This improvement was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.8 million for the third quarter of 2017 and the third quarter of 2016.
Land Management
As of July 31, 2017, our Land Management segment consisted of approximately 244,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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

As of July 31, 2017, we had approximately 20,000 acres of special use property in the United States that we expect will be available for sale in the next five to seven years.
Net sales increased to $7.2 million for the third quarter of 2017 compared with $5.8 million for the third quarter of 2016 due to an increase in timber sales.
Operating profit increased to $2.7 million for the third quarter of 2017 compared with $1.7 million for the third quarter of 2016 due to the same factor that impacted the segment's net sales, as described above.
EBITDA was $4.0 million and $2.6 million for the third quarters of 2017 and 2016, respectively. Depreciation, depletion and amortization expense was $1.3 million and $0.9 million for the third quarters of 2017 and 2016, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $13.7 million for the third quarter of 2017 compared with $19.8 million for the third quarter of 2016. This decrease was primarily due to the repayment of Senior Notes due February 2017 with funds borrowed under our 2017 Credit Agreement.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and gains on sales of businesses.

Summary
	Three Months Ended July 31,
	2017	2016
Non-U.S. % of Consolidated Net Sales	51.8%	52.6%
U.S. % of Consolidated Net Sales	48.2%	47.4%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	54.9%	(3.7)%
U.S. % of Consolidated I.B.I.T.	45.1%	103.7%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	53.8%	11.9%
U.S. % of Consolidated I.B.I.T. before Special Items	46.2%	88.1%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2017	2016
Non-U.S. I.B.I.T.	$40.8	$(1.8)
Non-cash asset impairment charges	—	3.6
Restructuring charges	3.3	6.9
Gain on sale of businesses, net	(0.8)	(1.3)
Total Non-U.S. Special Items	2.5	9.2
Non-U.S. I.B.I.T. before Special Items	$43.3	$7.4

U.S. I.B.I.T. Reconciliation
	Three Months Ended July 31,
(in millions)	2017	2016
U.S. I.B.I.T.	$33.6	$50.9
Non-cash asset impairment charges	2.0	0.5
Non-cash pension settlement charge	1.0	—
Restructuring charges	0.6	3.3
Total U.S. Special Items	3.6	3.8
U.S. I.B.I.T. before Special Items	$37.2	$54.7
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
Our income tax expense was computed in accordance with ASC 740-270, where losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied.
In the third quarter of 2017, tax expense was $27.2 million on $74.4 million of pretax income, as compared to the third quarter of 2016, where tax expense was $3.5 million on $49.1 million of pretax income. Tax expense for the third quarter of 2017 reflected a $6.0 million increase due to the mix of income and losses among various jurisdictions, including changes in losses and income from jurisdictions for which a valuation allowance has been provided, as well as the timing of recognition of the related tax expense under ASC 740-270. Additional increases in tax expense related to $2.5 million due to changes in the measurement of uncertain tax positions netted against releases resulting from audit settlements and expiration of the statute of limitations in several jurisdictions, tax consequences of rebalancing our global debt, $13.9 million due to the realization of foreign exchange losses for tax purposes in the prior year, and $1.2 million attributable to other immaterial discrete items.
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
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the third quarters of 2017 and 2016 was $3.6 million and $0.3 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Packaging JV.
Net income attributable to Greif, Inc.
Based on the same factors noted above, net income attributable to Greif, Inc. was $43.9 million for the third quarter of 2017 compared to $46.1 million for the third quarter of 2016.
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
Minimum pension liability, net
Change in minimum pension liability, net for the third quarters of 2017 and 2016 was $0.4 million and $2.9 million, respectively. The increase in comprehensive income resulting from the change in minimum pension liability for the third quarter of 2017 was primarily due to the pension settlement charge that occurred during the three months ended July 31, 2017.

Year-to-Date Results
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for the nine month periods ended July 31, 2017 and 2016:

	Nine Months Ended July 31,
(in millions)	2017	2016
Net sales:
Rigid Industrial Packaging & Services	$1,860.2	$1,721.3
Paper Packaging & Services	577.9	498.1
Flexible Products & Services	210.2	219.0
Land Management	21.8	17.6
Total net sales	$2,670.1	$2,456.0

Operating profit (loss):
Rigid Industrial Packaging & Services	$148.9	$113.4
Paper Packaging & Services	49.6	64.4
Flexible Products & Services	5.4	(11.9)
Land Management	8.1	6.1
Total operating profit	$212.0	$172.0

EBITDA:
Rigid Industrial Packaging & Services	$198.5	$173.5
Paper Packaging & Services	73.4	88.0
Flexible Products & Services	9.7	(9.0)
Land Management	11.9	8.7
Total EBITDA	$293.5	$261.2
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the nine month periods ended July 31, 2017 and 2016:

	Nine Months Ended July 31,
(in millions)	2017	2016
Net income	$95.4	$69.0
Plus: interest expense, net	46.7	58.2
Plus: income tax expense	62.0	38.2
Plus: depreciation, depletion and amortization expense	89.4	95.8
EBITDA	$293.5	$261.2
Net income	$95.4	$69.0
Plus: interest expense, net	46.7	58.2
Plus: income tax expense	62.0	38.2
Plus: other expense, net	8.2	7.4
Plus: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Operating profit	212.0	172.0
Less: other expense, net	8.2	7.4
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Plus: depreciation, depletion and amortization expense	89.4	95.8
EBITDA	$293.5	$261.2

The following table sets forth EBITDA for our business segments, reconciled to the operating profit (loss) for each segment, for the nine month periods ended July 31, 2017 and 2016:

	Nine Months Ended July 31,
(in millions)	2017	2016
Rigid Industrial Packaging & Services
Operating profit	$148.9	$113.4
Less: other expense, net	7.4	4.4
Less: equity earnings of unconsolidated affiliates, net of tax	(0.3)	(0.8)
Plus: depreciation and amortization expense	56.7	63.7
EBITDA	$198.5	$173.5

Paper Packaging & Services
Operating profit	$49.6	$64.4
Less: other income, net	(0.1)	—
Plus: depreciation and amortization expense	23.7	23.6
EBITDA	$73.4	$88.0

Flexible Products & Services
Operating profit (loss)	$5.4	$(11.9)
Less: other expense, net	0.9	3.0
Plus: depreciation and amortization expense	5.2	5.9
EBITDA	$9.7	$(9.0)

Land Management
Operating profit	$8.1	$6.1
Plus: depreciation, depletion and amortization expense	3.8	2.6
EBITDA	$11.9	$8.7

Consolidated EBITDA	$293.5	$261.2
Net Sales
Net sales were $2,670.1 million for the first nine months of 2017 compared with $2,456.0 million for the first nine months of 2016. The 8.7 percent increase was due primarily to strategic pricing initiatives and increases in index prices in our Rigid Industrial Packaging & Services segment and an increase in volumes in business in our mills and corrugator facilities in our Paper Packaging & Services segment, partially offset by the impact of the 2016 divestitures in our Rigid Industrial Packaging & Services segment. See the "Segment Review" below for additional information on net sales by segment during the first nine months of 2017.
Gross Profit
Gross profit was $532.3 million for the first nine months of 2017 compared with $501.5 million for the first nine months of 2016. The respective reasons for the improvement or decline in each segment are described below in the “Segment Review.” Gross profit margin was 19.9 percent and 20.4 percent for first nine months of 2017 and 2016, respectively.
Selling, General and Administrative Expenses
SG&A expenses increased 2.1 percent to $286.2 million for the first nine months of 2017 from $280.3 million for the first nine months of 2016. This increase was primarily due to increased professional fees related to tax planning, which are expected to generate recurring future tax savings, and an increase in incentive accruals based on projected results. SG&A expenses were

10.7 percent of net sales for the first nine months of 2017 compared with 11.4 percent of net sales for the first nine months of 2016.
Restructuring Charges
Restructuring charges were $8.7 million for the first nine months of 2017 compared with $17.9 million for the first nine months of 2016. See Note 7 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first nine months of 2017.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $3.9 million and $9.5 million for the first nine months of 2017 and 2016, respectively. See Note 5 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first nine months of 2017.
Gain on Disposal of Businesses, net
The gain on disposal of businesses, net was $2.2 million for the first nine months of 2017 and $4.1 million during the first nine months of 2016. See Note 2 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first nine months of 2017.
Operating Profit
Operating profit was $212.0 million for the first nine months of 2017 compared with $172.0 million for the first nine months of 2016. The $40.0 million increase consisted of a $35.5 million increase in the Rigid Industrial Packaging & Services segment, a $17.3 million increase in the Flexible Products & Services segment and a $2.0 million increase in the Land Management segment, partially offset by a $14.8 million decrease in the Paper Packaging & Services segment. The factors that contributed to the $40.0 million increase, when compared to the first nine months of 2016, were lower non-cash impairment charges of $39.0 million, lower restructuring charges of $9.2 million and the improvements in gross profit, partially offset by higher pension settlement charges of $25.6 million, a reduction of $7.5 million in gain on disposal of properties, plants and equipment and businesses, net and an increase of $5.9 million in SG&A expenses.
EBITDA
EBITDA was $293.5 million for the first nine months of 2017 compared with $261.2 million for the first nine months of 2016. The $32.3 million increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $89.4 million for the first nine months of 2017 compared with $95.8 million for the first nine months of 2016.
Segment Review
Rigid Industrial Packaging & Services
Net sales increased 8.1 percent to $1,860.2 million for the first nine months of 2017 compared with $1,721.3 million for the first nine months of 2016. The $138.9 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions and increases in index prices on raw materials, partially offset by the impact of the 2016 divestitures in this segment and foreign currency translation.
Gross profit was $383.3 million for the first nine months of 2017 compared with $358.5 million for the first nine months of 2016. The $24.8 million increase in gross profit was primarily due to improvements in manufacturing operations and the positive impact of strategic volume and pricing actions. The third quarter of 2016 gross profit included the recovery of insurance proceeds of $5.2 million under a business interruption policy reflecting business losses incurred during the first nine months of 2016, which proceeds were recorded in cost of products sold of a deconsolidated non-core asset group. Gross profit margin decreased to 20.6 percent from 20.8 percent for the nine months ended July 31, 2017 to 2016, respectively. This decrease was primarily attributable to gross profit margin decreases to 15.8 percent from 22.7 percent in Asia Pacific primarily due to increased steel costs ahead of customer contract pass-through price changes and to 18.0 percent from 18.2 percent in Europe, Middle East, and Africa. Gross profit margins in North America increased to 23.5 percent from 22.0 percent and in Latin America to 15.3 percent from 14.2 percent.
Operating profit was $148.9 million for the first nine months of 2017 compared with $113.4 million for the first nine months of 2016. The $35.5 million increase was primarily attributable to the same factors impacting gross profit, a reduction in non-

cash asset impairment charges of $34.2 million and reduction in restructuring charges of $3.6 million, offset by an increase of $15.3 million in pension settlement charges, a reduction in gain on disposal of properties, plants, equipment and businesses, net of $7.7 million and a $4.1 million increase in SG&A mainly due to the increase in share of allocated corporate costs.
EBITDA was $198.5 million for the first nine months of 2017 compared with $173.5 million for the first nine months of 2016. The $25.0 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $56.7 million for the first nine months of 2017 compared with $63.7 million for the first nine months of 2016.
Paper Packaging & Services
Net sales increased $79.8 million to $577.9 million for the first nine months of 2017 compared with $498.1 million for the first nine months of 2016, primarily due to increases in volumes in our mills and corrugator facilities and an $18.1 million increase in specialty product sales.
Gross profit was $101.9 million for the first nine months of 2017 compared with $105.5 million for the first nine months of 2016. Gross profit margin was 17.6 percent and 21.2 percent for the first nine months of 2017 and 2016, respectively. The decrease in gross profit and gross profit margin was due primarily to significantly increased input costs, partially offset by an increase in volumes.
Operating profit was $49.6 million for the first nine months of 2017 compared with $64.4 million for the first nine months of 2016. The decrease was primarily due to significantly increased input costs and pension settlement charges of $10.1 million, partially offset by an increase in volumes.
EBITDA was $73.4 million for the first nine months of 2017 compared with $88.0 million for the first nine months of 2016. This decrease was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $23.7 million and $23.6 million for the first nine months of 2017 and 2016, respectively.
Flexible Products & Services
Net sales decreased $8.8 million to $210.2 million for the first nine months of 2017 compared with $219.0 million for the first nine months of 2016. This decrease was primarily due to the impact of an immaterial divestiture in 2016 of $6.5 million and foreign currency translation.
Gross profit was $39.1 million for the first nine months of 2017 compared with $30.3 million for the first nine months of 2016. This increase was primarily attributable to reduced labor and fixed production costs and the impact of strategic volume and pricing decisions. Gross profit margin increased to 18.6 percent for the first nine months of 2017 from 13.8 percent for the first nine months of 2016.
Operating profit was $5.4 million for the first nine months of 2017 compared with an operating loss of $11.9 million for the first nine months of 2016. This increase was primarily related to the same factors impacting gross profit, a reduction in restructuring charges of $4.8 million, a reduction in non-cash asset impairment charges of $3.3 million and a reduction in SG&A expenses of $1.2 million, partially offset by a reduction in gain on disposal of properties, plants, equipment and businesses, net of $0.7 million.
EBITDA was $9.7 million for the first nine months of 2017 compared with negative $9.0 million for the first nine months of 2016. This increase was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $5.2 million for the first nine months of 2017 compared with $5.9 million for the first nine months of 2016.
Land Management
Net sales increased to $21.8 million for the first nine months of 2017 compared with $17.6 million for the first nine months of 2016 due to an increase in timber sales and consulting revenues.
Operating profit increased to $8.1 million for the first nine months of 2017 from $6.1 million for the first nine months of 2016 due to the same factors that impacted the segment's net sales, as described above.
EBITDA was $11.9 million and $8.7 million for the first nine months of 2017 and 2016, respectively. Depreciation, depletion and amortization expense was $3.8 million and $2.6 million for the first nine months of 2017 and 2016, respectively.

Other Income Statement Changes
Interest expense, net
Interest expense, net, was $46.7 million for the first nine months of 2017 compared with $58.2 million for the first nine months of 2016. This decrease was primarily due to the repayment of Senior Notes due February 2017 with funds borrowed under our 2017 Credit Agreement.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses.

Summary
	Nine Months Ended July 31,
	2017	2016
Non-U.S. % of Consolidated Net Sales	51.1%	52.0%
U.S. % of Consolidated Net Sales	48.9%	48.0%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	55.9%	31.9%
U.S. % of Consolidated I.B.I.T.	44.1%	68.1%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	47.6%	41.7%
U.S. % of Consolidated I.B.I.T. before Special Items	52.4%	58.3%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2017	2016
Non-U.S. I.B.I.T.	$87.7	$33.9
Non-cash asset impairment charges	0.3	23.4
Restructuring charges	7.0	13.1
Gain on sale of businesses, net	(2.2)	(1.6)
Total Non-U.S. Special Items	5.1	34.9
Non-U.S. I.B.I.T. before Special Items	$92.8	$68.8

U.S. I.B.I.T. Reconciliation
	Nine Months Ended July 31,
(in millions)	2017	2016
U.S. I.B.I.T.	$69.4	$72.5
Non-cash asset impairment charges	5.6	21.5
Non-cash pension settlement charge	25.6	—
Restructuring charges	1.7	4.8
Gain on sale of businesses, net	—	(2.5)
Total U.S. Special Items	32.9	23.8
U.S. I.B.I.T. before Special Items	$102.3	$96.3
*Income Before Income Tax Expense = I.B.I.T.

Income tax expense
Our income tax expense was computed in accordance with ASC 740-270, where losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied.
In the first nine months of 2017, tax expense was $62.0 million on $157.1 million of pretax income, as compared to the first nine months of 2016, where tax expense was $38.2 million on $106.4 million of pretax income. Of this increase in tax expense in 2017, $1.2 million is due to the mix of income and losses among various jurisdictions, including changes in losses and income from jurisdictions for which a valuation allowance has been provided, as well as the timing of recognition of the related tax expense under ASC 740-270. A decrease in tax expense of $1.2 million was due to changes in the measurement of uncertain tax positions netted against releases resulting from audit settlements and expiration of the statute of limitations in several jurisdictions. The decrease is offset by net non-cash impairment charges of $28.4 million for which a tax benefit of $4.6 million was recognized, as well as additional tax expense of $3.6 million due to a change in the Company’s assertion under ASC 740-30 (formally APB23) for unremitted foreign earnings, tax consequences of rebalancing our global debt, $13.9 million due to the realization of foreign exchange losses for tax purposes during the nine months ended July 31, 2016, and $1.7 million attributable to other immaterial discrete items.
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
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $4.0 million. Actual results may differ materially from this estimate.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests for the first nine months of 2017 and 2016 was $10.1 million and $2.6 million, respectively. This increase was primarily due to overall increase in the net operating profit of the Flexible Packaging JV during the first nine months of 2017 compared to 2016.
Net income attributable to Greif, Inc.
Based on the same factors noted above, net income attributable to Greif, Inc. was $85.3 million for the first nine months of 2017 compared to $66.4 million for the first nine months of 2016.
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
Minimum pension liability, net
Change in minimum pension liability, net for the first nine months of 2017 and 2016 was $29.8 million and $3.5 million, respectively. The increase in comprehensive income resulting from the change in minimum pension liability for the first nine months of 2017 was primarily due to the pension settlement charge and remeasurement of the defined benefit plan in the United States as a result of the settlements that occurred during the nine months ended July 31, 2017.
BALANCE SHEET CHANGES
Working capital changes
The $54.4 million increase in accounts receivable to $453.6 million as of July 31, 2017 from $399.2 million as of October 31, 2016 was primarily due to increased net sales and timing of collections.

The $59.4 million increase in inventories to $336.8 million as of July 31, 2017 from $277.4 million as of October 31, 2016 was primarily due to increased raw material prices throughout the quarter.
The $22.8 million increase in accounts payable to $394.8 million as of July 31, 2017 from $372.0 million as of October 31, 2016 was primarily due to increased raw material prices and the timing of payments.
Other balance sheet changes
The $73.8 million increase in assets held for sale to $77.6 million as of July 31, 2017 from $3.8 million as of October 31, 2016 was primarily due to a reclassification into assets held for sale for one asset group within the Rigid Industrial Packaging & Services segment.
The $34.2 million increase in prepaid expenses and other current assets to $162.4 million as of July 31, 2017 from $128.2 million as of October 31, 2016 was primarily due to a $33.4 million increase in deferred purchase price assets for sales of accounts receivable throughout the quarter.
The $13.7 million decrease in goodwill to $772.7 million as of July 31, 2017 from $786.4 million as of October 31, 2016 was primarily due to a $33.6 million reclassification into assets held for sale for one asset group within the Rigid Industrial Packaging & Services segment offset by foreign currency translation.
The $24.0 million decrease in other intangible assets to $86.6 million as of July 31, 2017 from $110.6 million as of October 31, 2016 was primarily due to a $17.0 million reclassification into assets held for sale for one asset group within the Rigid Industrial Packaging & Services segment.
The $36.8 million increase in other current liabilities to $168.3 million as of July 31, 2017 from $131.5 million as of October 31, 2016 was primarily due to a $27.4 million increase in income taxes payable.

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
Capital Expenditures
During the first nine months of 2017, we invested $64.8 million in capital expenditures and $7.3 million in purchases of and investments in timber properties, compared with $71.4 million in capital expenditures and $4.7 million in purchases of and investments in timber properties, during the first nine months of 2016.
We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $100.0 to $115.0 million in 2017. The 2017 capital expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($116.7 million as of July 31, 2017). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. During the first quarter of 2016, we collected $44.2 million that had been loaned to the Purchasing Bank Affiliates, as excess cash at the end of fiscal 2015.

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
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of July 31, 2017). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Acquisitions, Divestitures and Other Significant Transactions
During the first nine months of 2017, we completed one divestiture in the Rigid Industrial Packaging & Services segment, completed no acquisitions, deconsolidated two nonstrategic businesses (one in the Rigid Industrial Packaging & Services segment and one in the Flexible Products & Services segment) and liquidated one non-U.S. nonstrategic business in the Rigid Industrial Packaging & Services segment. The gain on disposal of businesses was $2.2 million for the nine months ended July 31, 2017. Proceeds from divestitures during the nine months ended July 31, 2017 were $3.7 million. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the nine months ended July 31, 2017 were $0.8 million. We have $3.8 million of notes receivable recorded from the sale of businesses, ranging in remaining term from two months to seventeen months.
During the first nine months of 2016, we completed no material acquisitions and four divestitures. The divestitures were of three nonstrategic businesses in the Rigid Industrial Packaging & Services segment and one in the Flexible Products & Services segment. The gain on disposal of businesses was $4.1 million for the nine months ended July 31, 2016, and proceeds from divestitures were $25.2 million.
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
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	July 31, 2017		October 31, 2016
2017 Credit Agreement	$418.9	—	$—
Prior Credit Agreement	—	201,200,000	201.2
Senior Notes due 2017	—	300,100,000	300.1
Senior Notes due 2019	247.7	247,000,000.0	247.0
Senior Notes due 2021	232.1	216,600,000	216.6
Receivables Facility	150.0	—	—
Other debt	8.2	9,700,000	9.7
	1,056.9		974.6
Less current portion	16.3	—	—
Less deferred financing costs	6.9	—	—
Long-term debt	$1,033.7		$974.6
2017 Credit Agreement
On November 3, 2016, we and certain of our international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement we entered into on December 19, 2012, with two of our international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $661.7 million as of July 31, 2017, which has been reduced by $11.9 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. The financing costs associated with the 2017 Credit Agreement totaled $6.0 million as of July 31, 2017, and are recorded as a direct deduction from the long-term debt liability.
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
As of July 31, 2017, $418.9 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $403.9 million. The weighted average interest rate on the 2017 Credit Agreement was 2.07% for the nine months ended July 31, 2017. The actual interest rate on the 2017 Credit Agreement was 2.49% as of July 31, 2017.
Senior Notes
On February 9, 2007, we issued $300.0 million of 6.75% Senior Notes due February 1, 2017. These Senior Notes were paid in full on February 1, 2017 with $300.0 million of term loan proceeds borrowed under the 2017 Credit Agreement.
On July 28, 2009, we issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.9 million as of July 31, 2017, and are recorded as a direct deduction from the long-term liability.

On July 15, 2011, our wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
The assumptions used in measuring fair value of all of the Senior Notes are considered level 2 inputs, which were based on observable market pricing for similar instruments.
United States Trade Accounts Receivable Credit Facility
On September 28, 2016, we amended and restated our existing receivables financing facility in the United States to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "Receivables Facility”) with a financial institution. The Receivables Facility matures in September 2017, and we intend to renew this facility on similar terms. The $150.0 million outstanding as of July 31, 2017 is reported in long-term debt in the condensed consolidated balance sheets because we intend to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
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
As of July 31, 2017, we had outstanding foreign currency forward contracts in the notional amount of $75.1 million ($78.9 million as of October 31, 2016). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized gains recorded in other expense, net under fair value contracts were $0.6 million for the three months ended July 31, 2017 and realized losses were $2.0 million for the three months ended July 31, 2016. Realized losses were $0.9 million and $2.3 million for the nine months ended July 31, 2017, and 2016, respectively.
Stock Repurchase Program and Other Share Acquisitions
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
ITEM 4. CONTROLS AND PROCEDURES
Changes in Internal Control Over Financial Reporting

During the third quarter of 2017, we continued to consolidate some of our transaction processing and general accounting activities onto a common, company-wide management information and accounting system, including the conversion of several of our U.S. and international plants. The consolidation is intended to further enhance our internal control over financial reporting and our operating efficiencies. No other changes occurred in our internal control over financial reporting during our third quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2016 Form 10-K under Part I, Item 1A –– Risk Factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Class A Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2016	—		—	705,487
December 2016	—		—	705,487
January 2017	—		—	705,487
February 2017	—		—	705,487
March 2017	—		—	705,487
April 2017	—		—	705,487
May 2017	—		—	705,487
June 2017	—		—	4,705,487
July 2017	—		—	4,703,487

Issuer Purchases of Class B Common Stock

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
November 2016	—		—	705,487
December 2016	—		—	705,487
January 2017	—		—	705,487
February 2017	—		—	705,487
March 2017	—		—	705,487
April 2017	—		—	705,487
May 2017	—		—	705,487
June 2017	—		—	4,705,487
July 2017	2,000	59.6	2,000	4,703,487
(1)In June of 2017, the Board of Directors authorized an additional 4,000,000 share increase to the stock repurchase program which permits us to repurchase our Class A Common Stock or Class B Common Stock, or any combination thereof. As of July 31, 2017, the maximum number of shares that may yet be repurchased was 4,703,487 shares, which may be any combination of Class A Common Stock or Class B Common Stock, or any combination thereof.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: September 1, 2017	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer