Form 10-K
period 2017-10-31
GREIF INC
filed 2017-12-20
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 _________________________________________________

FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2017
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☒    No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Non-voting common equity (Class A Common Stock) – $1,465,214,314
Voting common equity (Class B Common Stock) – $361,903,339
The number of shares outstanding of each of the Registrant’s classes of common stock, as of December 14, 2017, was as follows:
Class A Common Stock – 25,835,281
Class B Common Stock – 22,007,725
Listed hereunder are the documents, portions of which are incorporated by reference, and the parts of this Form 10-K into which such portions are incorporated:
1. The Registrant’s Definitive Proxy Statement for use in connection with the Annual Meeting of Stockholders to be held on February 27, 2018 (the “2018 Proxy Statement”), portions of which are incorporated by reference into Parts II and III of this Form 10-K. The 2018 Proxy Statement will be filed within 120 days of October 31, 2017.

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

PART I
ITEM  1. BUSINESS
(a) General Development of Business
We are a leading global producer of industrial packaging products and services with operations in over 40 countries. We offer a comprehensive line of rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and services, such as container life cycle management, filling, logistics, warehousing and other packaging services. We produce containerboard and corrugated products for niche markets in North America. We are also a leading global producer of flexible intermediate bulk containers. We sell timber to third parties from our timberland in the southeastern United States that we manage to maximize long-term value. In addition, we sell, from time to time, timberland and special use land, which consists of surplus land, higher and better use (“HBU”) land, and development land. Our customers range from Fortune 500 companies to medium and small-sized companies in a cross section of industries.
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
Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-K to the years 2017, 2016 or 2015, or to any quarter of those years, relate to the fiscal year ended in that year.
As used in this Form 10-K, the terms “Greif,” “the Company,” “we,” “us,” and “our” refer to Greif, Inc. and its subsidiaries.
(b) Financial Information about Segments
We operate in eight business segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management. Information related to each of these segments is included in Note 17 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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

In the Land Management segment, we are focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use land, which consists of surplus land, HBU land and development land. As of October 31, 2017, we owned approximately 245,000 acres of timber property in the southeastern United States.
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
Compliance with Governmental Regulations Concerning Environmental Matters
Our operations are subject to extensive federal, state, local and international laws, regulations, rules and ordinances relating to pollution, the protection of the environment, the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials and numerous other environmental laws and regulations. In the ordinary course of business, we are subject to periodic environmental inspections and monitoring by various governmental agencies. In addition, certain of our production facilities require environmental permits that are subject to revocation, modification and renewal. As of the date of filing this Form 10-K, and based on current information, we believe that the probable costs of the remediation of company-owned property will not have a material adverse effect on our financial condition or results of operations. We believe that we have adequately reserved for our liability for these matters as of October 31, 2017.
We do not believe that compliance with federal, state, local and international provisions, which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had or will have a material adverse effect upon our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures related to environmental control in 2018. However, during 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), our U.S. reconditioning joint venture company, have been subject to investigations and proceedings conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-K, no citations have been issued or fines assessed with respect to any of these proceedings. As a result of these investigations and proceedings, we will review all options for future actions at these facilities, including changes to existing reconditioning operations, installation of control technology, other capital expenditures, and facility relocation or closure. While not expected to be material, the cost of any of these actions could be sizeable. See Item 3 of this Form 10-K for information concerning these investigations and proceedings.
Refer also to Note 13 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information concerning environmental expenses and cash expenditures for the periods ended October 31, 2017, 2016 and 2015, and our reserves for environmental liabilities as of October 31, 2017.

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
The businesses of our segments are not seasonal to any material extent, although the businesses of some of our customers who are in the agricultural industries and purchase our rigid industrial packaging products and flexible products may be seasonal in nature.
Employees
As of October 31, 2017, we had approximately 13,000 full time employees. A significant number of our full time employees are covered under collective bargaining agreements. We believe that our employee relations are generally good.
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
Historically, our Business has been Sensitive to Changes in General Economic or Business Conditions.
Our customers generally consist of other manufacturers and suppliers who purchase industrial packaging products and containerboard and related corrugated products for their own containment and shipping purposes. Because we supply a cross section of industries, such as chemicals, paints and pigments, food and beverage, petroleum, industrial coatings, agricultural, pharmaceutical, mineral products, packaging, automotive, and building products industries, and have operations in many countries, demand for our products and services has historically corresponded to changes in general economic and business conditions of the industries and countries in which we operate. The overall demand and prices for our products and services could decline as a result of a large number of factors outside our control, including economic recessions, changes in industrial production processes or consumer preference, changes in laws and regulations, inflation, changes in published pricing indices, fluctuations in interest and currency exchange rates and changes in the fiscal or monetary policies of governments in the regions in which we operate. Accordingly, our financial performance is substantially dependent upon the general economic and business conditions existing in these industries and countries, and any prolonged or substantial economic downturn in the markets in which we operate could have a material adverse effect on our business, results of operations and financial condition.
We may not Successfully Implement our Business Strategies, Including Achieving our Growth Objectives.
We may not be able to fully implement our business strategies or realize, in whole or in part within the expected time frames, the anticipated benefits of our growth and other initiatives. Our various business strategies and initiatives are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.
In addition, we may incur certain costs to achieve efficiency improvements and growth in our business and we may not meet anticipated implementation timetables or stay within budgeted costs. As these growth initiatives are undertaken, we may not fully achieve our expected cost savings and efficiency improvements or growth rates, or these initiatives could adversely impact our customer retention or our operations. Also, our business strategies may change from time to time in light of our ability to implement our new business initiatives, competitive pressures, economic uncertainties or developments, or other factors. A variety of risks could cause us not to realize some or all of the expected benefits of these initiatives. These risks include, among others, delays in the anticipated timing of activities related to such initiatives, strategies and operating plans; increased difficulty and costs in implementing these efforts; and the incurrence of other unexpected costs associated with operating the business. As a result, there can be no assurance that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives and business strategies adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our results of operations may be materially adversely affected.
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
We also have indebtedness, agreements to purchase raw materials and agreements to sell finished products that are denominated in Euros, Turkish Lira, Russian Rubles and other currencies. Our operating performance is affected by fluctuations in currency exchange rates by:

•	translations into United States dollars for financial reporting purposes of the assets and liabilities of our non-U.S. operations conducted in local currencies; and

•	gains or losses from transactions conducted in currencies other than the operation’s functional currency.
We are subject to various other risks associated with operating in countries outside the U.S., such as the following:

•	political, social, economic and labor instability which has commonly been associated with developing countries but presently is also impacting several industrialized countries;

•	war, invasion, civil disturbance or acts of terrorism;

•	taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	loss or non-renewal of treaties or similar agreements with foreign tax authorities;

•	difficulties in enforcement of contractual obligations;

•	imposition of limitations on conversions of currencies into United States dollars or remittance of dividends and other payments by international subsidiaries;

•	imposition or increase of withholding and other taxes on income remittances and other payments by international subsidiaries;

•	hyperinflation, currency devaluation or defaults in certain countries;

•	impositions or increase of investment and other restrictions or requirements by non-United States governments;

•	national and regional labor strikes, whether legal or illegal and other labor or social actions; and

•	restrictive governmental trade policies, customs, import/export and other trade compliance regulations.
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
In addition, some rigid industrial packaging products are made from raw materials that are subject to pronounced price fluctuations, such as steel, which is used in the manufacture of steel drums and containers, and oil, which in turn affects the price of resin for plastic drums. Particularly in well-developed markets in Europe and in the United States, any substantial increases in the supply of rigid industrial packaging resulting from capacity increases, the stockpiling of raw materials or other types of opportunistic behavior by our competitors in a period of high raw materials prices, or price wars, could adversely affect our margins and the profitability of our business. Although price is a significant basis of competition in our industry, we also compete on the basis of product reliability, the ability to deliver products on a global scale and our reputation for quality and customer service. If we fail to maintain our current standards for product quality, the scope of our distribution capabilities or our customer relationships, our business, results of operations and financial condition could be adversely affected.
Negative media reports about us or our businesses, whether accurate or inaccurate, could damage our reputation and relationships with our customers and suppliers, cause customers and suppliers to terminate their relationship with us, or impair our ability to effectively compete, which could adversely affect our business, results of operation or financial condition.
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
Raw Material and Energy Price Fluctuations and Shortages may Adversely Impact our Manufacturing Operations and Costs.
The principal raw materials used in the manufacture of our products are steel, resin, pulpwood, old corrugated containers for recycling, used industrial packaging for reconditioning, and containerboard, which we purchase or otherwise acquire in highly competitive, price sensitive markets. These raw materials have historically exhibited price and demand cyclicality. Some of these materials have been, and in the future may be, in short supply. For example, the availability of these raw materials and/or our ability to purchase and transport these raw materials may be unexpectedly disrupted by adverse weather conditions, natural disasters, man-made disasters, a substantial economic downturn in the industries that provide any of those products, or competition for use of raw materials in other regions or countries. However, we have not recently experienced any significant difficulty in obtaining our principal raw materials. We have long-term supply contracts in place for obtaining a portion of our principal raw materials. The cost of producing our products is also sensitive to the price of energy (including its impact on transport costs). We have, from time to time, entered into short-term contracts to hedge certain of our energy costs. Energy prices, in particular oil and natural gas, have fluctuated in recent years, with a corresponding effect on our production costs. Potential legislation, regulatory action and international treaties related to climate change, especially those related to the regulation of greenhouse gases, may result in significant increases in raw material and energy costs. There can be no assurance that we will be able to recoup any past or future increases in the cost of energy and raw materials.
Geopolitical Conditions, Including Direct or Indirect Acts of War or Terrorism, Could Have A Material Adverse Effect on our Operations and Financial Results.
Our operations could be disrupted by geopolitical conditions such as international boycotts and sanctions, acts of war, terrorist activity or other similar events. Such events could make it difficult or impossible to manufacture or deliver products to our customers, receive production materials from our suppliers, or perform critical functions, which could adversely affect our business globally or in certain regions. While we maintain similar manufacturing capacities at different locations and coordinate multi-

source supplier programs on many of our materials which would better enable us to respond to these types of events, we cannot be sure that our plans will fully protect us from all such disruptions.
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
We Could be Subject to Changes in our Tax Rates, the Adoption of New U.S. or Foreign Tax Legislation or Exposure to Additional Tax Liabilities.

The multinational nature of our business subjects us to taxation in the United States and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. For example, the United States Congress is considering comprehensive tax reform which, among other matters, may significantly reduce the corporate tax rate and change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income. Changes to the tax system in the United States, particularly a proposed mandatory deemed repatriation tax, could have a material impact to our financial statements. The cumulative undistributed earnings that are considered to be indefinitely reinvested in foreign subsidiaries and corporate joint ventures on the consolidated balance sheets did not have a material adverse effect or impact as of October 31, 2017. The potential impact of the mandatory deemed repatriation proposal and other proposals is uncertain at this time, especially as the outcome of U.S. tax reform discussions is unknown, but at this time, we believe we are properly reflecting the provision for taxes on income using all current enacted global tax laws in every jurisdiction in which we operate. However, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Full Realization of our Deferred Tax Assets may be Affected By a Number Of Factors.
We have deferred tax assets, including foreign operating net loss carryforwards along with U.S. and foreign capital loss carryforwards, employee and retiree benefit items, and other accruals not yet deductible for tax purposes. We have established valuation allowances to reduce those deferred tax assets to an amount that is more likely than not to be realized. Our ability to use these deferred tax assets depends in part upon our having future taxable income during the periods in which these temporary differences reverse or our ability to carry back any losses created by the deduction of these temporary differences. We expect to realize these assets over an extended period. However, if we were unable to generate sufficient future taxable income in the U.S. and certain foreign jurisdictions, or if there were a significant change in the time period within which the underlying temporary differences became taxable or deductible, we could be required to increase our valuation allowances against our deferred tax assets, which could have a material adverse effect on our reported results of operations.
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
Our U.S. and non-U.S. pension and postretirement plans were underfunded by an aggregate of $149.2 million and $12.6 million, respectively, as of October 31, 2017. We are legally required to make cash contributions to our pension plans in the future, and those cash contributions could be material.
In fiscal 2018, we expect, but are not obligated, to make cash contributions and direct benefit payments of approximately $16.9 million and $5.2 million to our U.S. and non-U.S. pension and postretirement plans, respectively, which we believe will be sufficient to meet the minimum funding requirements under applicable laws. We expect, however, our future funding obligations for our pension and postretirement plans depend upon the levels of benefits provided for by these plans, the future performance of assets set aside for these plans, the rates of interest used to determine funding levels, the impact of potential business dispositions, actuarial data and experience, and any changes in government laws and regulations. Accordingly, our future funding requirements for our pension and postretirement plans could be higher than expected, which could have a material adverse effect on our financial condition and liquidity.
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
We have comprehensive liability, fire and extended coverage insurance on our facilities, with policy specifications and insured limits customarily carried for similar properties. However, there are certain types of losses, such as losses resulting from wars, acts of terrorism, wind storm, flood, earthquake or other natural disasters, or pollution, that may be uninsurable or subject to restrictive policy conditions. In these instances, should a loss occur in excess of insured limits, we could lose capital invested in that property, as well as the anticipated future revenues derived from the manufacturing activities conducted at that property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely impact our business, financial condition and results of operations.
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
We are in the process of implementing a standard IT platform across our business and have successfully completed implementation in approximately three-fourths of our locations. The transition from many former systems, many of which were acquired in connection with business acquisitions, to a single system will reduce complexity and inefficiencies in monitoring business results and consolidating financial data that could result in a material adverse effect on our business, results of operations and financial condition. This project has been ongoing for several years requiring significant human and financial resources and is expected to be substantially complete by early fiscal 2019, with work at our Flexible Products & Services operations being completed later in 2019. There can be no assurance that this project will be successful, and even if successful, there can be no assurance that other difficulties and inefficiencies will not exist in our systems.
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
In the past, we have relied on the U.S.-European Union Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) as one of the means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice invalidated the U.S.-EU Safe Harbor framework. On February 2, 2016, the U.S. and E.U. announced agreement on a new framework for transatlantic data flows entitled the EU-US Privacy Shield and the Company self-certified under the EU-US Privacy Shield framework on October 5, 2016. However, it is possible that Privacy Shield may be challenged in EU courts, so there is some uncertainty regarding its future validity and our ability to rely on it for EU to US data transfers.

Additionally, the EU has enacted the new General Data Protection Regulation, which will take effect on May 25, 2018 and carries with it significantly increased responsibilities for companies that process EU personal data as well as significant penalties. As this date draws nearer, we expect to see increased regulatory and customer attention surrounding data privacy. Furthermore, outside of the EU, we continue to see increased regulation of data privacy and security, including the adoption of more stringent subject matter specific state laws and national laws regulating the collection and use of data, as well as security and data breach obligations. The uncertainty and changes in the requirements of multiple jurisdictions may increase the cost of compliance, reduce demand for our services, restrict our ability to offer services in certain locations, impact our customers’ ability to deploy our solutions in certain jurisdictions, or subject us to sanctions by national data protection regulators, all of which could harm our business, financial condition, and results of operations. Failure to provide adequate privacy protections and maintain compliance with the new data privacy laws, like the EU-U.S. Privacy Shield framework and the new General Data Protection Regulation, could jeopardize business transactions across borders and result in significant penalties. These laws could create liability for us or increase our cost of doing business.
Similar security threats exist with respect to the IT systems of our lenders, suppliers, consultants, advisors and other third parties with whom we conduct business. A security breach of those computer systems could result in the loss, theft or disclosure of confidential information and could also interrupt or damage our operations, harm our reputation and subject us to legal claims.
The regulatory framework for privacy issues is evolving worldwide, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
To date, we have seen no material impact on our business or operations from these threats. However, we cannot assure that our security efforts will prevent unauthorized access or loss of functionality to our or our third-party providers' systems.
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
In addition, laws, rules and regulations, as well as the interpretation and administration of such laws and regulations by governmental agencies, can change and restrict or prohibit the manner in which we conduct our current operations, require additional permits to engage in some or all of our current operations, or increase the cost of some or all our operations. For example, certain of the remedies being sought by the U.S. EPA in the proceedings relating to the CLCM facilities in the Milwaukee, Wisconsin area seek to implement changes in the way certain laws and regulations are interpreted and administered with respect to our reconditioning business. Such changes could adversely affect our business, results of operation or financial condition.
We are also subject to transportation safety regulations promulgated by the U.S. Department of Transportation ("DOT") and agencies in other jurisdictions. Both the DOT regulations and standards issued by the United Nations and adopted by various jurisdictions outside the United States set forth requirements related to the transportation of both hazardous and nonhazardous materials in some of our packaging products and subject our company to random inspections and testing to ensure compliance. Failure to comply could result in fines to our company and could affect our business, results of operations and financial condition.
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
We and the industries in which we operate are at times being reviewed or investigated by regulators and other governmental agencies, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. Simply responding to actual or threatened litigation or government investigations of our compliance with regulatory standards may require significant expenditures of time and other resources. While we believe that we have adopted appropriate risk management and compliance programs, the global and diverse nature of our operations means that legal and compliance risks will continue to exist and legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time that could adversely affect our business, results of operations and financial condition.
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
The Frequency and Volume of our Timber and Timberland Sales will Impact our Financial Performance.
We have a significant inventory of standing timber and timberland and approximately 20,000 acres of special use properties in the United States as of October 31, 2017. The frequency, demand for and volume of sales of timber, timberland and special use properties will have an effect on our financial condition and results of operations. In addition, volatility in the real estate market for special use properties could negatively affect our results of operations.
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
The Financial Accounting Standard Board (“FASB”) has issued an Accounting Standards Update that provides new requirements for revenue recognition effective for us on November 1, 2018. We anticipate that the impact of this standard will be limited to expanded disclosures, with no material impact on our financial position, results of operations, comprehensive income or cash flows. The FASB has also issued an Accounting Standards Update that provides new requirements for accounting for and disclosing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements effective for us on November 1, 2019. We are in the process of determining the potential impact of adopting these standards on our financial position, results of operations, comprehensive income, cash flows and disclosure.
If the Company Fails to Maintain an Effective System of Internal Control, the Company may not be able to Accurately Report Financial Results or Prevent Fraud.
Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. We must annually evaluate our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. As described in Item 9A of this Form 10-K, management has concluded that our internal controls over financial reporting were effective as of October 31, 2017. In the past, we have reported material weaknesses in the adequacy of our internal controls, and there is no assurance that, in the future, material weaknesses will not be identified that would cause management to change its current conclusion as to the effectiveness of our internal controls. If we fail to maintain effective internal controls, we could report material weaknesses in the future, indicating that there is a reasonable possibility that our financial statements that do not accurately reflect our financial condition.
The Company has a Significant Amount of Goodwill and Long-lived Assets which, if Impaired in the Future, would Adversely Impact our Results of Operations.

Our goodwill could be impaired if the fair value of any particular reporting unit is less than the carrying value of that reporting unit. Impairment of the Company’s goodwill would reduce the Company’s net income in the period of any such write down. The Company is required to evaluate goodwill reflected on its balance sheet at least annually, or when circumstances indicate a potential impairment. If it determines that the goodwill is impaired, the Company would be required to write off a portion or all of the goodwill. At October 31, 2017, the carrying value of the Company’s goodwill was $785.4 million including the impact of a $13.0 million goodwill impairment related to the Rigid Industrial Packaging Products & Services – Latin America reporting unit that resulted from the August 1, 2017, goodwill impairment testing.
We may be required to record future impairments of our long-lived assets as we continue to restructure our business. Decisions to sell or close plants could reduce the hold period of an asset group or indicate that the fair value of the asset group is less than the carrying value. We may also experience declines in particular businesses due to competition or other outside forces indicating our long-lived assets are not recoverable. Any resulting impairments will impact net income in the period in which the triggering event occurs and could be significant, which could have a material adverse effect on our results of operations.
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

Location	Products or Use	Owned	Leased
RIGID INDUSTRIAL PACKAGING & SERVICES
Algeria	Steel drums	1	—
Argentina	Steel and plastic drums, water bottles and distribution centers	2	1
Australia	Closures	—	2
Austria	Steel drums, intermediate bulk containers and reconditioned containers and services	1	—
Belgium	Steel and plastic drums, and shared services	2	1
Brazil	Steel and plastic drums, closures, warehouse and general office	5	4
Canada	Steel and plastic drums	2	—
Chile	Steel drums, water bottles and distribution centers	1	1
China	Steel drums, closures, packaging services, warehouse and general offices	9	2
Colombia	Steel and plastic drums and water bottles	1	1
Costa Rica	Steel drums	—	1
Czech Republic	Steel drums	1	—
Denmark	Fibre drums	—	1
Egypt	Steel drums	1	—
France	Steel and plastic drums, closures, reconditioned containers and services and distribution center	4	1
Germany	Steel and plastic drums, closures, reconditioned containers and services and intermediate bulk containers	7	1
Greece	Steel drums	1	—
Guatemala	Steel drums	1	—
Hungary	Steel drums and shared services	1	1
Israel	Steel, plastic and fibre drums and intermediate bulk containers	—	1
Italy	Steel and plastic drums, closures, intermediate bulk containers and distribution center	1	4
Kenya	Steel drums	—	1
Malaysia	Steel and plastic drums	1	1
Mexico	Fibre, steel and plastic drums, closures and distribution centers	1	3
Morocco	Steel and plastic drums	1	—
Netherlands	Steel drums, closures, paints and linings, research center, general offices, distribution center, reconditioned containers and services and intermediate bulk containers	4	1
Nigeria	Steel drums	1	2
Norway	Office	—	1
Philippines	Steel drums and water bottles	—	1
Poland	Steel drums and water bottles	1	—
Portugal	Steel drums	1	—
Russia	Steel drums, water bottles, intermediate bulk containers and general office	7	3
Saudi Arabia	Steel drums	—	2

Singapore	Steel drums and plastic drums	1	—
South Africa	Steel and plastic drums and distribution center	2	1
Spain	Steel drums and distribution center	2	2
Sweden	Steel and plastic drums, intermediate bulk containers and distribution center	1	1
Turkey	Steel drums	1	—
Ukraine	Distribution center and water bottles	—	1
United Kingdom	Steel drums, reconditioned containers and services and distribution centers	2	—
United States	Fibre, steel and plastic drums, intermediate bulk containers, reconditioned containers and services, closures, steel parts, distribution centers and packaging services	18	25
Venezuela	Steel and plastic drums	2	—
Vietnam	Steel drums	1	—

Location	Products or Use	Owned	Leased
FLEXIBLE PRODUCTS & SERVICES:
Belgium	Manufacturing plant	—	1
Brazil	Distribution center	—	1
Chile	Distribution center	—	1
China	Manufacturing plant	—	1
France	Manufacturing plant and distribution centers	1	—
Germany	Manufacturing plant and general office	—	2
India	General office	—	1
Ireland	Distribution center	—	1
Mexico	Manufacturing plant	—	1
Netherlands	Manufacturing plant, distribution centers and general office	—	2
Portugal	Manufacturing plant	—	1
Romania	Manufacturing plants	—	2
Saudi Arabia	Idle	1	—
Spain	Distribution center	—	1
Turkey	Manufacturing plants	—	3
Ukraine	Manufacturing plant	1	—
United Kingdom	Manufacturing plant	—	1
United States	Distribution centers	—	2
Vietnam	Manufacturing plant	—	1

Location	Products or Use	Owned	Leased
PAPER PACKAGING & SERVICES:
United States	Corrugated sheets, containers and other products, containerboard, investment property, general offices and distribution centers	13	3

Location	Products or Use	Owned	Leased
LAND MANAGEMENT:
United States	General offices	3	2

Location	Products or Use	Owned	Leased
CORPORATE:
Luxembourg	General office	—	1
Netherlands	General office	—	1
United States	Principal and general offices	4	—
We also own a substantial amount of timber properties. Our timber properties consisted of approximately 245,000 acres in the southeastern United States as of October 31, 2017.
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
On July 19, 2017, the Wisconsin Department of Natural Resources (“WDNR”) issued Notices of Violation to us and CLCM with respect to CLCM’s three reconditioning facilities in the Milwaukee, Wisconsin area regarding violations of Wisconsin laws related to hazardous waste, air management and industrial storm water. On November 27, 2017, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Violation to us and CLCM with respect to CLCM’s reconditioning facilities in the Milwaukee, Wisconsin area regarding violations of the federal Resource Conservation and Recovery Act (“RCRA”), primarily related to the unlawful storage and treatment of hazardous wastes without RCRA licenses and violations of RCRA’s requirements related to hazardous waste determinations and hazardous waste activity notifications, and Wisconsin laws related to hazardous waste. On November 27, 2017, the U.S. EPA issued Notices and Findings of Violations to CLCM with respect to two of CLCM's reconditioning facilities in the Milwaukee, Wisconsin area regarding violations of the federal Clean Air Act, primarily related to air management, and Wisconsin laws related to air management. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. We have cooperated with the governmental agencies in these investigations and proceedings. As of the filing date of this Form 10-K, no citations have been issued or fines assessed with respect to any of these proceedings. With respect to one or more of these proceedings, monetary sanctions may be imposed by the U.S. EPA or the WNDR and those monetary sanctions may exceed $100,000 individually or in the aggregate.
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
We pay quarterly dividends of varying amounts computed on the basis described in Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. The annual dividends paid for the last two years are as follows:
2017 Dividends per Share – Class A $1.68; Class B $2.51
2016 Dividends per Share – Class A $1.68; Class B $2.51
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
In July 2017, the Board of Directors' Stock Repurchase Committee authorized and we executed the repurchase of 2,000 shares of Class B Common Stock as a part of the Board authorized common stock repurchase program.
Performance Graph
The following graph compares the performance of shares of our Class A and B Common Stock to that of the Standard and Poor’s 500 Index and our industry group (Peer Index) assuming $100 invested on October 31, 2012 and reinvestment of dividends for each subsequent year. The graph does not purport to represent our value.

$250
$200
$150
$100
$50
$0
Indexed Prices
10/31/12
10/31/13
10/31/14
10/31/15
10/31/16
10/31/17
S&P 500 Index
Peer Index
Greif Cl A
Greif Cl B

The Peer Index comprises the containers and packaging index as shown by Dow Jones.
Equity compensation plan information required by Items 201(d) of Regulation S-K will be found under the caption “Equity Compensation Plan Information” in the 2018 Proxy Statement, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA
The five-year selected financial data is as follows:

	Year Ended October 31,
(in millions, except per share amounts)	2017	2016	2015	2014	2013
Net sales	$3,638.2	$3,323.6	$3,616.7	$4,239.1	$4,219.9
Net income attributable to Greif, Inc.	$118.6	$74.9	$71.9	$91.5	$144.7
Total assets	$3,232.3	$3,153.0	$3,315.7	$3,667.4	$3,886.7
Long-term debt, including current portion of long-term debt	$952.8	$974.6	$1,146.9	$1,105.0	$1,217.2
Basic earnings per share:
Class A Common Stock	$2.02	$1.28	$1.23	$1.56	$2.47
Class B Common Stock	$3.02	$1.90	$1.83	$2.33	$3.70
Diluted earnings per share:
Class A Common Stock	$2.02	$1.28	$1.23	$1.56	$2.47
Class B Common Stock	$3.02	$1.90	$1.83	$2.33	$3.70
Dividends per share:
Class A Common Stock	$1.68	$1.68	$1.68	$1.68	$1.68
Class B Common Stock	$2.51	$2.51	$2.51	$2.51	$2.51
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The terms “Greif,” “the Company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries.
Greif Business System and Transformation Initiative
We developed and use the “Greif Business System,” a quantitative, systematic and disciplined process, to improve productivity, increase profitability, reduce costs and drive shareholder value. During the fourth quarter 2014, we announced a transformation initiative, which was a holistic plan to improve our financial performance and reward our shareholders. At its core, this plan restructured the company by enhancing the Greif Business System through refocused efforts on operational efficiency, customer service excellence, working capital, and sourcing and supply chain; reducing complexity; the consolidation and optimization of our manufacturing network; the sale of selected non-core assets; the reduction of selling, general, and administrative ("SG&A") costs; and implementing growth initiatives. As of the fourth quarter of 2017, we have completed our transformation initiative. We intend to continue to utilize the Greif Business System to operate with the financial discipline that underlined the transformation initiative and anticipate the full year benefit of the fiscal 2017 initiatives to be realized in fiscal 2018.
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
The following table sets forth the net sales, operating profit (loss) and EBITDA for each of our business segments for 2017, 2016 and 2015:

Year Ended October 31, (in millions)	2017	2016	2015
Net sales
Rigid Industrial Packaging & Services	$2,522.7	$2,324.2	$2,586.4
Paper Packaging & Services	800.9	687.1	676.1
Flexible Products & Services	286.4	288.1	322.6
Land Management	28.2	24.2	31.6
Total net sales	$3,638.2	$3,323.6	$3,616.7
Operating profit (loss):
Rigid Industrial Packaging & Services	$173.4	$143.9	$86.4
Paper Packaging & Services	83.3	89.1	109.3
Flexible Products & Services	5.7	(15.5)	(36.6)
Land Management	10.0	8.1	33.7
Total operating profit	$272.4	$225.6	$192.8
EBITDA:
Rigid Industrial Packaging & Services	$241.9	$223.8	$179.5
Paper Packaging & Services	115.3	120.7	138.4
Flexible Products & Services	11.1	(11.3)	(29.9)
Land Management	14.6	11.9	37.0
Total EBITDA	$382.9	$345.1	$325.0
The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for 2017, 2016 and 2015:

Year Ended October 31, (in millions)	2017	2016	2015
Net income	$135.1	$75.5	$67.2
Plus: interest expense, net	60.1	75.4	74.8
Plus: income tax expense	67.2	66.5	48.4
Plus: depreciation, depletion and amortization expense	120.5	127.7	134.6
EBITDA	$382.9	$345.1	$325.0
Net income	$135.1	$75.5	$67.2
Plus: interest expense, net	60.1	75.4	74.8
Plus: income tax expense	67.2	66.5	48.4
Plus: other expense, net	12.0	9.0	3.2
Less: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(0.8)	(0.8)
Operating profit	272.4	225.6	192.8
Less: other expense, net	12.0	9.0	3.2
Less: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(0.8)	(0.8)
Plus: depreciation, depletion and amortization expense	120.5	127.7	134.6
EBITDA	$382.9	$345.1	$325.0

The following table sets forth EBITDA for each of our business segments, reconciled to the operating profit (loss) for each segment, for 2017, 2016 and 2015:

Year Ended October 31, (in millions)	2017	2016	2015
Rigid Industrial Packaging & Services
Operating profit	$173.4	$143.9	$86.4
Less: other expense, net	10.5	5.5	1.3
Less: equity earnings of unconsolidated affiliates, net of tax	(2.0)	(0.8)	(0.4)
Plus: depreciation and amortization expense	77.0	84.6	94.0
EBITDA	$241.9	$223.8	$179.5

Paper Packaging & Services
Operating profit	$83.3	$89.1	$109.3
Less: other income, net	(0.1)	—	(0.4)
Plus: depreciation and amortization expense	31.9	31.6	28.7
EBITDA	$115.3	$120.7	$138.4

Flexible Products & Services
Operating profit (loss)	$5.7	$(15.5)	$(36.6)
Less: other expense, net	1.6	3.5	2.3
Less: equity earnings of unconsolidated affiliates, net of tax	—	—	(0.4)
Plus: depreciation and amortization expense	7.0	7.7	8.6
EBITDA	$11.1	$(11.3)	$(29.9)

Land Management
Operating profit	$10.0	$8.1	$33.7
Plus: depreciation, depletion and amortization expense	4.6	3.8	3.3
EBITDA	14.6	11.9	37.0
Consolidated EBITDA	$382.9	$345.1	$325.0
Year 2017 Compared to Year 2016
Net Sales
Net sales were $3,638.2 million for 2017 compared with $3,323.6 million for 2016. The 9.5 percent increase in net sales was primarily due to strategic pricing decisions and increases in index prices in our Rigid Industrial Packaging & Services segment and an increase in volumes in our mills and corrugator facilities in our Paper Packaging & Services segment, partially offset by the impact of our 2016 divestitures in our Rigid Industrial Packaging & Services segment.
Gross Profit
Gross profit was $714.7 million for 2017 compared with $684.9 million for 2016. The respective reasons for the improvement or decline in gross profit for each segment are described below in the "Segment Review." Gross profit margin was 19.6 percent for 2017 compared to 20.6 percent for 2016.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased 0.9 percent to $380.4 million for 2017 from $376.8 million for 2016. This increase was primarily due to increases in incentive compensation due to improved business performance and increases in professional fees partially offset by decreased non-income tax expense and the impact of foreign currency translation of $2.9 million. SG&A expenses were 10.5 percent of net sales for 2017 compared with 11.3 percent of net sales for 2016.

Restructuring Charges
Restructuring charges were $12.7 million for 2017 compared with $26.9 million for 2016. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation. Restructuring activities and associated costs during 2017 are anticipated to deliver annual run-rate savings of approximately $9.9 million with payback periods ranging from one to three years among the plans. We anticipate completion of the current restructuring programs by early 2018. Refer to Note 6 – Restructuring Charges, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Impairment Charges
Goodwill impairment charges were $13.0 million for 2017. These charges were related to the impairment of goodwill within the Rigid Industrial Packaging & Services segment. There were no goodwill impairment charges for 2016.
Non-cash asset impairment charges were $7.8 million for 2017 compared with $51.4 million for 2016. In 2017, these charges were primarily related to plant closures and impairments of goodwill allocated to assets held for sale. Refer to Note 9 – Financial Instruments and Fair Value Measurements, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Timberland Gains
There were no gains on timberland sales for 2017 or 2016.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants, and equipment, net was $0.4 million and $10.3 million for 2017 and 2016, respectively. See Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Loss on Disposal of Businesses, net
The loss on disposal of businesses was $1.7 million and $14.5 million for 2017 and 2016, respectively. See Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
Operating Profit
Operating profit was $272.4 million for 2017 compared with $225.6 million for 2016. The $46.8 million increase consisted of increases of $29.5 million in the Rigid Industrial Packaging & Services segment, $21.2 million in the Flexible Products & Services segment, and $1.9 million in the Land Management segment. The increase was partially offset by a decrease of $5.8 million in the Paper Packaging & Services segment. The primary factors that contributed to the $46.8 million increase, when compared to 2016, were increased sales, lower non-cash asset impairment charges of $30.6 million, lower restructuring charges of $14.2 million, and lower losses on the sale of businesses of $12.8 million, partially offset by increased pension settlement charges of $27.1 million and lower gains on sales of property, plant, and equipment of $9.9 million.
EBITDA
EBITDA was $382.9 million and $345.1 million for 2017 and 2016, respectively. The increase in EBITDA was primarily due to the same factors impacting operating profit described above. Depreciation, depletion and amortization expense was $120.5 million for 2017 compared with $127.7 million for 2016. The decrease in depreciation, depletion and amortization expense was primarily due to impact of 2016 divestitures.
Trends
In fiscal year 2018, we anticipate stronger demand from key end use segments (e.g., bulk and specialty chemicals) as a result of improving global macroeconomic conditions and favorable access to credit impacting primarily our Rigid Industrial Packaging & Services segment. In addition, we anticipate benefits from proposed infrastructure and planned chemical expansion projects, primarily planned in the United States. We also anticipate that our Paper Packaging & Services segment will benefit from a more favorable price - cost relationship as containerboard price increases announced in 2017 are fully realized, although old corrugated container (OCC) costs are anticipated to remain somewhat volatile due to unpredictable overseas demand.

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
Net sales increased 8.5 percent to $2,522.7 million in 2017 from $2,324.2 million in 2016. The $198.5 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing and increases in index prices of raw materials partially offset by the impact of the 2016 divestitures in this segment.
Gross profit was $502.2 million for 2017 compared with $489.4 million for 2016. The $12.8 million increase in gross profit was primarily due to the positive impact of strategic volume and pricing actions, partially offset by increases in raw material prices. Gross profit margin decreased to 19.9 percent from 21.1 percent in 2016.
Operating profit was $173.4 million for 2017 compared with $143.9 million for 2016. The $29.5 million increase was primarily attributable to the same factors impacting gross profit, a decrease in non-cash asset impairment charges of $22.8 million, a decrease in restructuring charges of $7.8 million and a decrease in loss on sales of properties, plants and equipment and businesses, net of $3.2 million, partially offset by an increase in pension settlement charges of $16.7 million.
EBITDA was $241.9 million for 2017 compared with $223.8 million for 2016. The $18.1 million increase was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $77.0 million for 2017 compared with $84.6 million for 2016. The reduction in depreciation, depletion and amortization expense was primarily due to impact of 2016 divestitures.
Paper Packaging & Services
Key factors influencing profitability in the Paper Packaging & Services segment are:

•	Selling prices, product mix, customer demand and sales volumes;

•	Raw material costs, primarily old corrugated containers;

•	Energy and transportation costs; and

•	Benefits from executing the Greif Business System.
Net sales increased 16.6 percent to $800.9 million for 2017 compared with $687.1 million for 2016, primarily related to increased net volumes of 5.9 percent in our mills and corrugator facilities and a $22.7 million increase in specialty product sales. Selling prices increased 12.0 percent, primarily due to an increase in published containerboard index prices during 2017.
Gross profit was $150.9 million for 2017 compared with $144.5 million for 2016. The increase in gross profit was primarily due to the same factors impacting net sales, as described above. Gross profit margin was 18.8 percent and 21.0 percent for 2017 and 2016, respectively. This decrease was due to an increase in input costs, primarily old corrugated container costs, during 2017 compared to 2016.
Operating profit was $83.3 million for 2017 compared with $89.1 million for 2016. The decrease was primarily due to increased pension settlement charges of $10.2 million, increased input costs, and increased SG&A expenses, partially offset by selling price and volume increases as described above.
EBITDA was $115.3 million for 2017 compared with $120.7 million for 2016. The decrease in EBITDA was primarily due to the same factors impacting net sales and gross profit, as described above. Depreciation, depletion and amortization expense was $31.9 million and $31.6 million for 2017 and 2016, respectively.

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
Net sales decreased 0.6 percent to $286.4 million for 2017 compared with $288.1 million for 2016. This decrease was primarily due to the impact of non-material divestitures in 2016 of $6.5 million and the impact of foreign currency translation of $6.5 million, offset by strategic pricing decisions.
Gross profit was $51.1 million for 2017 compared with $42.0 million for 2016. This increase was primarily attributable to reduced labor and fixed production costs and the impact of strategic volume and pricing decisions. Gross profit margin increased to 17.8 percent for 2017 from 14.6 percent for 2016.
Operating profit was $5.7 million for 2017 compared with an operating loss of $15.5 million for 2016. This improvement in operating profit was primarily due to the same factors impacting the segment's gross profit, as well as a decrease in non-cash asset impairment charges of $6.3 million and a decrease in restructuring charges of $5.1 million.
EBITDA was $11.1 million for 2017 compared with negative $11.3 million for 2016. This improvement was due to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $7.0 million for 2017 compared with $7.7 million for 2016, respectively.
Land Management
As of October 31, 2017, our Land Management segment consisted of 245,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of October 31, 2017, we estimated that there were 20,000 acres in the United States of special use property, which we expect will be available for sale in the next five to seven years.
Net sales were $28.2 million and $24.2 million for 2017 and 2016, respectively. The increase in net sales was primarily due to an increase in timber sales.
Operating profit increased to $10.0 million for 2017 from $8.1 million for 2016. This increase was due to the same factor that impacted the segment's net sales, as described above.
EBITDA was $14.6 million and $11.9 million for 2017 and 2016, respectively. This increase was due to the same factors that impacted the segment’s operating profit. Depreciation, depletion and amortization expense was $4.6 million for 2017 compared with $3.8 million for 2016.
Other Income Statement Changes
Interest Expense, net
Interest expense, net was $60.1 million and $75.4 million for 2017 and 2016, respectively. This decrease was primarily due to the repayment of Senior Notes due February 2017 with funds borrowed at a lower interest rate under our 2017 Credit Agreement along with lower year-over-year debt balances.
Other Expense, net
Other expense, net was $12.0 million and $9.0 million for 2017 and 2016, respectively.
U.S. and Non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and (gains) losses on sales of businesses.

Summary
	Year ended October 31,
	2017	2016
Non-U.S. % of Consolidated Net Sales	51.1%	51.5%
U.S. % of Consolidated Net Sales	48.9%	48.5%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	42.6%	35.3%
U.S. % of Consolidated I.B.I.T.	57.4%	64.7%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	43.5%	50.0%
U.S. % of Consolidated I.B.I.T. before Special Items	56.5%	50.0%
	100.0%	100.0%
Non-U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2017	2016
Non-U.S. I.B.I.T.	$85.2	$49.9
Non-cash asset impairment charges	2.2	29.9
Goodwill impairment charges	13.0	—
Non-cash pension settlement charge	1.2	—
Restructuring charges	10.8	20.5
Loss on sale of businesses	1.7	16.6
Total Non-U.S. Special Items	28.9	67.0
Non-U.S. I.B.I.T. before Special Items	$114.1	$116.9
U.S. I.B.I.T. Reconciliation
	Year ended October 31,
	2017	2016
U.S. I.B.I.T.	$115.1	$91.3
Non-cash asset impairment charges	5.6	21.5
Non-cash pension settlement charge	25.9	—
Restructuring charges	1.9	6.4
(Gain) on sale of businesses	—	(2.1)
Total U.S. Special Items	33.4	25.8
U.S. I.B.I.T. before Special Items	$148.5	$117.1

*	Income Before Income Tax expense = I.B.I.T.
Income Tax Expense
We had operations in over 40 countries during 2017. Operations outside of the United States are subject to additional risks that may not exist, or be as significant, within the United States. Our global operations in these countries results in the need to address complex and varying tax systems on a constantly changing basis.
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
In fiscal year 2017, tax expense was $67.2 million on $200.3 million of pretax income, as compared to the fiscal year 2016, where tax expense was $66.5 million on $141.2 million of pretax income. Tax expense in 2017 increased by $13.8 million due to the mix of income and losses among various jurisdictions, including changes in losses and income from jurisdictions for which a valuation allowance has been provided, as well as the timing of recognition of the related tax expense under Accounting Standards Codification ("ASC") 740-270. There was also an increase in tax expense of $7.0 million for unremitted foreign earnings under ASC 740-30 (formally APB23). However, these tax increases were largely offset by decreases in tax expense of $10.4 million related to changes in the measurement of uncertain tax positions netted against releases resulting from audit settlements and expiration of the statute of limitations in several jurisdictions; withholding tax expense decreased by $2.9 million; and other taxes decreased by $6.8 million. The net difference in tax expense was an increase of $0.7 million.
During 2017, the valuation allowance account increased by $40.3 million, which consisted of the following: $1.3 million of decreases due to currency translation; $1.2 million of net increases in new valuation allowances; and $40.4 million of net incremental increases against net operating losses and other net deferred tax assets. The impact of the increase in valuation allowances was not material to our 2017 effective tax rate.
During 2016, the valuation allowance account increased by $2.6 million, which consisted of the following: $0.8 million of increases due to currency translation; $2.2 million of net increases in new valuation allowances; and $0.4 million of net incremental decreases against net operating losses and other net deferred tax assets. The impact of the decrease in valuation allowances was not material to our 2016 effective tax rate.
We analyze potential income tax liabilities related to uncertain tax positions in the United States and international jurisdictions. The analysis of potential income tax liabilities results in estimates of income tax liabilities recognized for uncertain tax positions following the guidance of ASC 740, “Income Taxes.” The estimation of potential tax liabilities related to uncertain tax positions involves significant judgment in evaluating the impact of uncertainties in the application of ASC 740 and other complex tax laws. We periodically analyze both potential income tax liabilities and existing liabilities for uncertain tax positions resulting in both new reserves and adjustments to existing reserves in light of changing facts and circumstances. This includes the release of existing liabilities for uncertain tax positions based on the expiration of statutes of limitation. During 2017, recognition of uncertain tax positions decreased primarily due to audit and statute of limitations releases attributable to non-US jurisdictions; whereas in 2016, the uncertain tax positions increased primarily due to new positions largely attributable to non-U.S. jurisdictions.
The ultimate resolution of potential income tax liabilities may result in a payment that is materially different from our current estimates. If our estimates recognized under ASC 740 prove to be different than what is ultimately resolved, such resolution could have a material impact on our financial condition and results of operations. While predicting the final outcome or the timing of the resolution of any particular tax matter is subject to various risks and uncertainties, we believe that our tax accounts related to uncertain tax positions are appropriately stated.

Prior to the first quarter of 2017, we asserted under ASC 740-30, formerly Accounting Principles Board opinion 23 ("APB 23"), that unremitted earnings of our subsidiaries directly or indirectly owned by Greif International Holding BV (“GIH”) were permanently reinvested. As a result of our debt re-financing concluded in November 2016, we reassessed our unremitted earnings position in the first quarter of 2017. We concluded that the unremitted earnings of subsidiaries owned directly or indirectly by GIH may be used to fully fund the repayment of up to €187.0 million ($203.9 million as of April 30, 2017) of third-party debt of GIH’s non-U.S. parent company, Greif Luxembourg Holding Sarl. During 2017, €187.0 million ($203.9 million as of April 30, 2017) of the debt was repaid, utilizing, in part, $104.0 million of pre-2017 earnings distributed during 2017. As a result, deferred tax liabilities of $2.0 million related to withholding taxes was recorded through the fourth quarter of 2017 (initially measured at $3.6 million) with respect to the $104.0 million of pre-2017 unremitted earnings, which represents the total tax liability less current year dividends and releases for all of the pre-2017 unremitted earnings expected to be remitted.

Beginning in 2017, deferred tax liabilities have been recorded on current year earnings not required to be immediately reinvested by the respective subsidiaries of our foreign holding companies (including holding companies such as GIH, Greif Luxembourg Holding Sarl, and Greif UK International Holding Ltd).

Other than the foregoing change in assertion with respect to current year earnings, we have not recognized U.S. deferred income taxes on a cumulative total of $646.4 million of undistributed earnings from certain of our non-U.S. subsidiaries. Our intention is to reinvest these earnings indefinitely outside the U.S. or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. Furthermore, given the uncertainty as to whether we will decide in the future to repatriate earnings and the wide variation in results depending on the various alternatives we could deploy should we decide to do so, it is difficult to make a reliable estimate as to the amount of any additional taxes which may be payable on such undistributed earnings.

Refer to Note 11 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.
Equity Earnings of Unconsolidated Affiliates, net of Tax
We recorded $2.0 million and $0.8 million of equity earnings of unconsolidated affiliates, net of tax, for 2017 and 2016, respectively.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our non-wholly owned, consolidated subsidiaries that belongs to the noncontrolling interests in those subsidiaries. Net income attributable to noncontrolling interests was $16.5 million and $0.6 million for 2017 and 2016, respectively. The increase in net income attributable to noncontrolling interests was due primarily to increased earnings of the Flexible Packaging JV.
Net Income Attributable to Greif, Inc.
Based on the factors noted above, net income attributable to Greif, Inc. increased $43.7 million to $118.6 million in 2017 from $74.9 million in 2016.
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
Restructuring Charges
Restructuring charges were $26.9 million for 2016 compared with $40.0 million for 2015. Charges for both periods were primarily related to employee separation costs, relocation fees and professional fees incurred for services specifically associated with employee separation and relocation. Restructuring activities and associated costs during 2016 are anticipated to deliver annual run-rate savings of approximately $18.2 million with payback periods ranging from one to three years among the plans. We anticipate completion of the current restructuring programs by early 2018. Refer to Note 6 – Restructuring Charges, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Impairment Charges

Non-cash asset impairment charges were $51.4 million for 2016 compared with $45.9 million for 2015. In 2016, these charges were primarily related to plant closures and sales of businesses within the Rigid Industrial Packaging & Services and Flexible Products & Services segments and information technology software identified as obsolete. Charges in 2015 related to Venezuelan property, plants, and equipment, information technology software identified as obsolete and plant closures within the Rigid Industrial Packaging & Services segment. Refer to Note 9 – Financial Instruments and Fair Value Measurements, within the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.
Timberland Gains
There were no gains on timberland sales for 2016 compared with $24.3 million for 2015.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants, and equipment, net was $10.3 million and $7.0 million for 2016 and 2015, respectively. Refer to Note 4 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.
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
EBITDA
EBITDA was $345.1 million and $325.0 million for 2016 and 2015, respectively. The increase in EBITDA was primarily due to the same factors impacting operating profit described above. Depreciation, depletion and amortization expense was $127.7 million for 2016 compared with $134.6 million for 2015. The decrease in depreciation, depletion and amortization expense was primarily due to foreign currency translation and the impact of divestitures, partially offset by an increase in the Paper Packaging & Services segment, that was primarily due to the completion of the Riverville mill modernization project completed in the second quarter of 2015.
Segment Review
Rigid Industrial Packaging & Services
Net sales decreased 10.1 percent to $2,324.2 million in 2016 from $2,586.4 million in 2015. The decrease in net sales was primarily due to the negative impact of foreign currency translation of 7.6 percent, primarily attributable to the remeasurement of our Venezuelan operations in August of 2015, and a net volume decrease, primarily due to the impact of divestitures, partially offset by the impact of increases in prices and product mix due to the impact of strategic value and pricing decisions.
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
Gross profit was $144.5 million for 2016 compared with $163.5 million for 2015.Gross profit margin was 21.0 percent and 24.2 percent for 2016 and 2015, respectively. This decrease was due to an increase in input costs, primarily old corrugated container costs, during 2016 compared to 2015 and the decrease in selling prices described above.
Operating profit was $89.1 million for 2016 compared with $109.3 million for 2015. The decrease was primarily due to the same factors impacting net sales and gross profit, as described above.
EBITDA was $120.7 million for 2016 compared with $138.4 million for 2015.The decrease in EBITDA was primarily due to the same factors impacting net sales and gross profit, as described above. Depreciation, depletion and amortization expense was $31.6 million and $28.7 million for 2016 and 2015, respectively. The increase in depreciation, depletion and amortization was primarily due to the completion of the Riverville mill modernization project in the second quarter of 2015.
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
U.S. and Non-U.S. Income before Income Tax Expense
Income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 39.0 percent to 35.3 percent for the years ended October 31, 2015 and 2016, respectively. After eliminating the impact of timberland gains, restructuring charges, noncash asset impairment charges, acquisition-related costs, gains and losses on the sales of businesses, remeasurement of our Venezuelan monetary assets and liabilities and the Venezuelan non-monetary inventory adjustment to net realizable value, income before income tax expense derived from non-U.S. operations as a percentage of consolidated income before income tax expense decreased from 53.9 percent to 50.0 percent for the years ended October 31, 2015 and 2016, respectively. Refer to the following tables for details of the U.S and non-U.S income before income taxes results for the periods presented.

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
Income Tax Expense
We had operations in over 45 countries during 2016. Operations outside of the United States are subject to additional risks that may not exist, or be as significant, within the United States. Our global operations in these countries results in the need to address complex and varying tax systems on a constantly changing basis.
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
Refer to Note 11 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

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
OTHER COMPREHENSIVE INCOME CHANGES
Foreign currency translation
In accordance with ASC 830, “Foreign Currency Matters,” the assets and liabilities denominated in a foreign currency are translated into United States Dollars at the rate of exchange existing at the end of the current period, and revenues and expenses are translated at average exchange rates over the month in which they are incurred. The cumulative translation adjustments, which represent the effects of translating assets, liabilities and operations of our international subsidiaries, are presented in the consolidated statements of changes in equity in accumulated other comprehensive loss. Other comprehensive income resulting from foreign currency translation for 2017 was $37.6 million. Other comprehensive loss resulting from foreign currency translation for 2016 was $17.6 million.
Minimum pension liability, net
Change in minimum pension liability, net of tax for 2017 and 2016 was $14.2 million and $(7.4) million, respectively. The comprehensive income in 2017, resulting from the change in minimum pension liability, net was primarily due to settlements of $27.8 million that occurred during 2017 as compared to none in 2016.
BALANCE SHEET CHANGES
Working capital changes
The $47.8 million increase in accounts receivable to $447.0 million as of October 31, 2017 from $399.2 million as of October 31, 2016 was primarily due to increased net sales and timing of collections.
The $2.1 million increase in inventories to $279.5 million as of October 31, 2017 from $277.4 million as of October 31, 2016 was primarily due to increased raw material prices.
The $27.2 million increase in accounts payable to $399.2 million as of October 31, 2017 from $372.0 million as of October 31, 2016 was primarily due to increased raw material prices and the timing of payments.
Other balance sheet changes
The $12.6 million decrease in other intangible assets to $98.0 million as of October 31, 2017 from $110.6 million as of October 31, 2016 was primarily due to amortization expense of $13.5 million recognized during 2017 partially offset by foreign currency translation.
The $16.5 million increase in properties, plants and equipment, net to $1,188.4 million as of October 31, 2017 from $1,171.9 million as of October 31, 2016 was primarily due to capital expenditures partially offset by depreciation, non-cash asset impairments, and divestitures completed during the twelve months ended October 31, 2017.
The $36.8 million decrease in long-term debt to $937.8 million as of October 31, 2017 from $974.6 million as of October 31, 2016 was attributable to repayments resulting from improved operating cash flows year over year.

The $20.9 million decrease in foreign currency translation loss to $249.3 million as of October 31, 2017 from a loss of $270.2 million as of October 31, 2016 was primarily due to changes in several key foreign currencies compared with the U.S. dollar in addition to the recognition of accumulated foreign currency translation upon the disposal of foreign entities.
The $26.1 million increase in noncontrolling interest to $36.6 million as of October 31, 2017 from $10.5 million as of October 31, 2016 was primarily due to increased earnings of consolidated joint ventures and foreign currency translation partially offset by deconsolidation of nonstrategic businesses.
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
Capital Expenditures
During 2017, 2016 and 2015, we invested $100.1 million (excluding $9.5 million for purchases of and investments in timber properties), $101.1 million (excluding $7.1 million for purchases of and investments in timber properties), and $141.3 million (excluding $38.4 million for purchases of and investments in timber properties) in capital expenditures, respectively.
We anticipate future capital expenditures, excluding the potential purchases of and investments in timber properties, ranging from $100.0 million to $120.0 million during the year ending October 31, 2018. These expenditures will replace and improve existing equipment and fund new facilities.
Sale of Non-United States Accounts Receivable
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100 million ($116.1 million as of October 31, 2017). Under the terms of the European RPA, we have the ability to loan excess cash back to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, we had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates, which was included in prepaid expenses and other current assets. During the first quarter of 2016, we collected $44.2 million that had been so loaned to the Purchasing Bank Affiliates.
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
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of October 31, 2017). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.

Refer to Note 3 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding these various RPAs.
Acquisitions and Divestitures
During 2017, we completed two divestitures of businesses in the Rigid Industrial Packaging & Services segment, completed no acquisitions, deconsolidated two nonstrategic businesses (one in the Flexible Products & Services segment and one in the Rigid Industrial Packaging & Services segment) and liquidated two non-U.S. nonstrategic businesses in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $1.7 million for the year ended October 31, 2017. Proceeds from divestitures were $5.1 million for the year ended October 31, 2017. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the year ended October 31, 2017 were $0.8 million. We have $4.3 million of notes receivable recorded from the sale of businesses, ranging in remaining terms of up to fourteen months.
Refer to Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding our acquisitions and divestitures.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	October 31, 2017	October 31, 2016
2017 Credit Agreement	$323.8	$—
Prior Credit Agreement	—	201.2
Senior Notes due 2017	—	300.1
Senior Notes due 2019	248.0	247.0
Senior Notes due 2021	230.9	216.6
Receivables Facility	150.0	—
Other debt	6.5	9.7
	959.2	974.6
Less current portion	15.0	—
Less deferred financing costs	6.4	—
Long-term debt	$937.8	$974.6
2017 Credit Agreement
On November 3, 2016, we and certain of our international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement we entered into on December 19, 2012, with two of our international subsidiaries ("Prior Credit Agreement") and with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $753.1 million as of October 31, 2017, which has been reduced by $11.9 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. The financing costs associated with the 2017 Credit Agreement totaled $5.6 million as of October 31, 2017, and are recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1.00 (or 3.75 to 1.00, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of October 31, 2017, we were in compliance with these covenants.
The terms of the 2017 Credit Agreement limit our ability to make "restricted payments", which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and will be secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, we may request the release of such collateral. The Payment of outstanding principal under the 2017 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in payment or other performance obligations or failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.
As of October 31, 2017, $323.8 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $308.8 million. The weighted average interest rate on the 2017 Credit Agreement was 2.19% for the year ended October 31, 2017. The actual interest rate on the 2017 Credit Agreement was 2.70% as of October 31, 2017.
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
We have issued $250.0 million of our 7.75% Senior Notes due August 1, 2019. Proceeds from the issuance of these Senior Notes were principally used for general corporate purposes, including the repayment of amounts outstanding under our revolving multicurrency credit facility under our then-existing credit agreement, without any permanent reduction of the commitments thereunder. These Senior Notes are general unsecured obligations of Greif, Inc. only, provide for semi-annual payments of interest at a fixed rate of 7.75% and do not require any principal payments prior to maturity on August 1, 2019. These Senior Notes are not guaranteed by any of our subsidiaries and thereby are effectively subordinated to all of our subsidiaries’ existing and future indebtedness. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other things, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2017, we were in compliance with these covenants.
Our Luxembourg subsidiary has issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. A portion of the proceeds from the issuance of these Senior Notes was used to repay non-U.S. borrowings under the 2010 Credit Agreement, without any permanent reduction of the commitments thereunder, with the remaining proceeds available for general corporate purposes, including the financing of acquisitions. These Senior Notes are general unsecured obligations of the Luxembourg subsidiary and Greif, Inc. and provide for semi-annual payments of interest at a fixed rate of 7.375%, and do not require any principal payments prior to maturity on July 15, 2021. The Indenture pursuant to which these Senior Notes were issued contains covenants, which, among other matters, limit our ability to create liens on our assets to secure debt and to enter into sale and leaseback transactions. These covenants are subject to a number of limitations and exceptions as set forth in the Indenture. As of October 31, 2017, we were in compliance with these covenants.
Refer to Note 8 and Note 9 to the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures regarding the Senior Notes discussed above.
United States Trade Accounts Receivable Credit Facility
On September 28, 2016, certain of our domestic subsidiaries entered into a receivables financing facility (the “Receivables Facility”) with Cooperatieve Rabobank U.A., New York Branch (“Rabobank”), as the agent, managing agent, administrator and committed investor. The financing facility was renewed and amended on September 27, 2017 to extend the facility through September 26, 2018 and to add The Bank of Tokyo-Mitsubishi UFJ Ltd. as a managing agent, an administrator and a committed investor. The maximum amount available to be borrowed under the Receivables Facility is $150.0 million, subject to the amounts of eligible receivables.
The Receivables Facility matures in September 2018. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the Credit Agreement covenants. As of October 31, 2017, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of October 31, 2017, the outstanding balance under the Receivables Facility was $150 million.
Refer to Note 8 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding the Receivables Facility.
Other
In addition to the amounts borrowed under the 2017 Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of October 31, 2017, we had outstanding other debt of $6.5 million in long-term debt and $14.5 million in short-term borrowings. There are no financial covenants associated with other debt.
As of October 31, 2017, annual maturities, including the current portion of long-term debt under the Company’s various financing arrangements, are $165.0 million in 2018, $268.7 million in 2019, $30.0 million in 2020, $254.0 million in 2021, $241.3 million in 2022 and $0.2 million thereafter.
As of October 31, 2017 and 2016, the Company had deferred financing fees and debt issuance costs of $6.4 million and $4.2 million, respectively. Refer to Note 8 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for disclosures regarding the deferred financing fees.
Financial Instruments
Interest Rate Derivatives
During the first quarter of 2017 we entered into a forward interest rate swap with a notional amount of $300.0 million.  As of February 1, 2017, we began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return pay a fixed spread, depending on our leverage ratio, over the borrowing cost as defined in the 2017 Credit Agreement. This effectively converted the borrowing rate on $300.0 million of debt under the 2017 Credit Agreement from a variable rate to a fixed rate of 1.194%. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, the effective portion of any gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. The ineffective portion of any gain or loss on the derivative instrument is recognized into earnings.
Losses reclassified to earnings under this contract were $0.3 million for the year ended October 31, 2017. These losses were recorded within the consolidated statements of income as interest expense, net. As of October 31, 2016 we had no interest rate derivatives, and during the year ended October 31, 2015, interest rate derivatives in place did not have a material impact on our consolidated financial statements.
Refer to Note 18 of the Consolidated Financial Statements included in Item 8 of this Form 10-K for additional disclosures of the gain or loss included in other comprehensive income. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Foreign Exchange Hedges
We conduct business in international currencies and are subject to risks associated with changing foreign exchange rates. Our objective is to reduce volatility associated with foreign exchange rate changes to allow management to focus its attention on business operations. Accordingly, we enter into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenues and expenses.

As of October 31, 2017, we had outstanding foreign currency forward contracts in the notional amount of $80.1 million ($78.9 million as of October 31, 2016). At October 31, 2017, these derivative instruments were designated and qualified as fair value hedges. Adjustments to fair value for fair value hedges are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized losses recorded in other expense, net under fair value contracts were $1.8 million, $2.7 million and $6.0 million for the twelve months ended October 31, 2017, 2016 and 2015, respectively.
Contractual Obligations
As of October 31, 2017, we had the following contractual obligations:

		Payments Due by Period
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term debt, net of deferred financing costs	$937.8	$148.1	$295.6	$493.9	$0.2
Short-term borrowings	14.5	14.5	—	—	—
Operating and capital lease obligations	223.1	42.8	67.0	45.3	68.0
Liabilities held by special purpose entities	43.3	2.2	41.1	—	—
Contingent liabilities and environmental reserves	7.1	1.7	2.5	2.0	0.9
Current portion of long-term debt	15.0	15.0	—	—	—
Mandatorily redeemable noncontrolling interests	9.2	—	—	9.2	—
Total	$1,250.0	$224.3	$406.2	$550.4	$69.1

Environmental reserves are estimates based on current remediation plans; actual liabilities could significantly differ from the reserve estimates.
There are no near-term pension funding obligations and the amount of obligations in future years is not reasonably estimable, therefore, they have been excluded from the contractual obligations table. We intend to make pension contributions of $22.1 million during 2018, which consists of $16.9 million of employer contributions and $5.2 million of benefits paid directly by the employer. These contributions are not contractually obligated, and therefore, not included in the table above.
Our unrecognized tax benefits under ASC 740, “Income Taxes” have been excluded from the contractual obligations table because of the inherent uncertainty and the inability to reasonably estimate the timing of cash outflows.
Stock Repurchase Program and Other Share Acquisitions
Our Board of Directors has authorized the purchase of Class A Common Stock or Class B Common Stock or any combination of the foregoing up to 4,703,487 shares as of October 31, 2017. Refer to Note 14 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding this program and the repurchase of shares of Class A and B Common Stock.
Effects of Inflation
Inflation did not have a material impact on our operations during 2017, 2016 or 2015.
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

Assets and Liabilities Held for Sale. Assets and liabilities held for sale represent land, buildings and land improvements less accumulated depreciation as well as any other assets or liabilities that are held for sale in conjunction with the sale of a business. We record assets and liabilities held for sale in accordance with ASC 360 “Property, Plant, and Equipment,” at the lower of carrying value or fair value less cost to sell. Fair value is based on the estimated proceeds from the sale of the facility utilizing recent purchase offers, market comparables and/or data obtained from our commercial real estate broker. Our estimate as to fair value is regularly reviewed and subject to changes in the commercial real estate markets and our continuing evaluation as to the facility’s acceptable sale price. See Note 4 and Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding assets and liabilities held for sale.
Goodwill and Indefinite-Lived Intangibles Impairment Testing. We account for goodwill in accordance with ASC 350, “Intangibles – Goodwill and Other.” Under ASC 350, purchased goodwill is not amortized, but instead is tested for impairment either annually or when events and circumstances indicate an impairment may have occurred. Our goodwill impairment assessment is performed by reporting unit. A reporting unit is the operating segment, or a business one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. In conducting the annual impairment tests, the estimated fair value of each of our reporting units is compared to its carrying amount including goodwill. If the estimated fair value exceeds the carrying amount, then no impairment exists. If the carrying amount exceeds the estimated fair value, further analysis is performed to assess impairment.
During the fourth quarter of 2017, we performed an assessment of our operating segments and determined that as a result of changes in the way the chief operating decision maker receives and reviews financial information, a realignment of our operating segment and reporting unit structure was necessary. As of our annual goodwill impairment testing date of August 1, 2017, our reporting units of the Rigid Industrial Packaging & Services segment were realigned to consist of Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure. As a result of the realignment, goodwill was reassigned to each of the Rigid Industrial Packaging & Services reporting units using a relative fair value approach. There have been no changes to the reporting units of the Paper Packaging & Services; Flexible Products & Services; and Land Management segments. No reporting units were aggregated for purposes of conducting the annual impairment test.
The Rigid Industrial Packaging & Services segment consists of five operating segments: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure. Each of these operating segments consists of multiple components that have discrete financial information available that is reviewed by segment management on a regular basis. We have evaluated these components and concluded that they are economically similar and should be aggregated into five separate reporting units. For the purpose of aggregating our components, we review the long-term performance of gross profit margin and operating profit margin. Additionally, we review qualitative factors such as common customers, similar products, similar manufacturing processes, sharing of resources, level of integration, and interdependency of processes across components. We place greater weight on the qualitative factors outlined in ASC 280 “Segment Reporting” and consider the guidance in ASC 350 in determining whether two or more components of an operating segment are economically similar and can be aggregated into a single reporting unit. However, our assessment of the aggregation includes both qualitative and quantitative factors and is based on the facts and circumstances specific to the components.
The estimated fair value of the reporting units utilized in the impairment test is based on a discounted cash flow analysis or income approach and market multiple approach. Under this method, the principal valuation focus is on the reporting unit’s cash-generating capabilities. The discount rates used for impairment testing are based on our weighted average cost of capital. The use of alternative estimates, peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization multiples or price earnings ratios used could affect the estimated fair value of the assets and potentially result in impairment. Any identified impairment would result in an adjustment to our results of operations.
We performed our annual goodwill impairment test in the fourth quarter of 2017 as of August 1. This test resulted in no impairment charges for reporting units Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; Rigid Industrial Packaging & Services – Tri-Sure; and Paper Packaging & Services. Our Flexible Products & Services and Land Management reporting units have no goodwill and therefore no impairment test was required. As of August 1, 2017, the estimated fair value of each of these reporting units was deemed to substantially exceed the carrying amount of assets and liabilities assigned to each reporting unit. Due to the realignment of our reporting units in the fourth quarter of 2017, we recorded an impairment charge of $13.0 million, which represented goodwill associated with the Rigid Industrial Packaging & Services segment as the carrying amount of the Rigid

Industrial Packaging & Services – Latin America reporting unit exceeded its fair value. Our annual impairment tests in 2016 and 2015 resulted in no goodwill impairment charges. Refer to Note 5 in Item 8 of this Form 10-K for further information.
The following table summarizes the carrying amount of goodwill by reporting unit for the ended October 31, 2017 and 2016:

	Goodwill Balance
(in millions)	October 31, 2017	October 31, 2016
Rigid Industrial Packaging & Services
Americas	$—	$271.7
Europe, Middle East, Africa and Asia Pacific	—	455.2
North America	252.9	—
Latin America	—	—
Europe, Middle East and Africa	304.6	—
Asia Pacific	89.4	—
Tri-Sure	79.0	—
Flexible Products & Services	—	—
Paper Packaging & Services	59.5	59.5
Land Management	—	—
Total	$785.4	$786.4
We test for impairment of indefinite-lived intangible assets during the fourth quarter of each fiscal year as of August 1, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist.
Long-lived Asset Impairment Testing. Long-lived assets are grouped together at the lowest level, generally at the plant level, for which identifiable cash flows are largely independent of cash flows of other groups of long-lived assets. As events warrant, we evaluate the recoverability of long-lived assets, other than goodwill and other intangible assets, by assessing whether the carrying value can be recovered over their remaining useful lives through the expected future undiscounted operating cash flows of the underlying asset groups. Impairment indicators include, but are not limited to, a significant decrease in the market price of a long-lived asset; a significant adverse change in the manner in which the asset is being used or in its physical condition; a significant adverse change in legal factors or the business climate that could affect the value of a long-lived asset; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; current period operating or cash flow losses combined with a history of operating or cash flow losses associated with the use of the asset; or a current expectation that it is more likely than not that a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Future decisions to change our manufacturing processes, exit certain businesses, reduce excess capacity, temporarily idle facilities and close facilities could result in material impairment charges. Any impairment loss that may be required is determined by comparing the carrying value of the assets to their estimated fair value.
See Note 9 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information regarding the fair value of our long-lived assets.
Income Taxes. Preparation of our financial statements requires the use of estimates and assumptions that affect the reported amounts of our assets and liabilities and revenues and expenses. The multitude of tax jurisdictions in which we operate requires significant judgment when applying the complex tax regulations to estimate our global tax position. Our effective tax rate and the amount of taxes we pay are dependent upon various factors including the following: the laws and regulations, and varying tax rates of the country tax jurisdictions in which income is earned; the recognition of permanent book/tax basis differences realized through acquisitions, divestitures and asset impairments; the ability to realize long term deferred tax assets at certain international subsidiaries; negotiation and dispute resolution with taxing authorities in the U.S. and non-U.S. jurisdictions arising from federal, state and local country tax audits; and changes in tax laws, regulations, administrative rulings and common law.
Refer to Note 11 to the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.
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
Our weighted discount rates for consolidated pension plans at October 31, 2017, 2016 and 2015 were 3.01%, 3.08% and 3.71%, respectively, reflecting market interest rates.
To develop the expected long-term rate of return on assets assumption, we use a generally consistent approach worldwide. The approach considers various sources, primarily inputs from a range of advisors, inflation, bond yields, historical returns and future expectations for returns for each asset class, as well as the target asset allocation of each pension portfolio. This rate is gross of any investment or administrative expenses. Assets in our principal pension plans earned approximately 6.1% in 2017. Based on our analysis of future expectations of asset performance, past return results, and our current and expected asset allocations, we have assumed a 4.53% long-term expected return on those assets for cost recognition in 2018. This is a reduction from the 5.39%, 5.51% and 5.47% long-term expected return we had assumed in 2017, 2016 and 2015, respectively.
Changes in key assumptions for our consolidated pension and postretirement plans would have the following effects.

•
Discount rate – A 25 basis point increase in discount rate would decrease pension and postretirement cost in the following year by $1.3 million and would decrease the pension and postretirement benefit obligation at year-end by about $26.0 million.

•	Expected return on assets – A 50 basis point decrease in the expected return on assets would increase pension and postretirement cost in the following year by $2.7 million.
Further discussion of our pension and postretirement benefit plans and related assumptions is contained in Note 12 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
Recent Accounting Standards
See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a detailed description of recently issued and newly adopted accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to interest rate risk related to our financial instruments that include borrowings under the 2017 Credit Agreement, proceeds from our Senior Notes and Receivables Facility, and interest rate swap agreements. We do not enter into financial instruments for trading or speculative purposes. The interest rate swap agreements have been entered into to manage our exposure to variability in interest rates.
We have an interest rate swap agreement with an aggregate notional amount of $300 million as of October 31, 2017. The interest rate swap agreement is used to manage our fixed and floating rate debt mix. Under certain of these agreements, we receive interest monthly from the counterparties equal to LIBOR and pay interest at a fixed rate over the life of the contracts. A loss on interest rate swap contracts was recorded in the amount of $0.3 million and $0.2 million as of October 31, 2017 and 2015, respectively. As of October 31, 2016, we had no interest rate derivatives.
The tables below provide information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates. For the Prior Credit Agreement, 2017 Credit Agreement, Senior Notes and the Receivables Facility, the tables present scheduled amortizations of principal and the weighted average interest rate by contractual maturity dates as of October 31, 2017 and 2016.
The fair values of our Prior Credit Agreement, 2017 Credit Agreement, Senior Notes and Receivables Facility are based on rates available to us for debt of the same remaining maturity as of October 31, 2017 and 2016.
Financial Instruments
As of October 31, 2017 (Dollars in millions)

	Expected Maturity Date
	2018	2019	2020	2021	2022	After 2022	Total	Fair Value
2017 Credit Agreement
Scheduled amortizations	$15	15	30	23	—	—	$83	$83
Scheduled maturity	—	—	—	—	$241	—	$241	$241
Average interest rate (1)	2.70%	2.70%	2.70%	2.70%	2.70%	—	2.70%
Senior Notes due 2019:
Scheduled maturity	—	$250	—	—	—	—	$250	$272
Average interest rate	7.75%	7.75%	—	—	—	—	7.75%
Senior Notes due 2021:
Scheduled maturity	—	—	—	$232	—	—	$232	$281
Average interest rate	7.38%	7.38%	7.38%	7.38%	—	—	7.38%
Receivables Facility:
Scheduled maturity	$150	—	—	—	—	—	$150	$150
(1) Variable rate specified is based on LIBOR or an alternative base rate plus a calculated margin as of October 31, 2017. The rates presented are not intended to project our expectations for the future.
Financial Instruments
As of October 31, 2016 (Dollars in millions)

	Expected Maturity Date
	2017	2018	2019	2020	2021	After 2021	Total	Fair Value
Prior Credit Agreement:
Scheduled maturity	—	$201	—	—	—	—	$201	$201
Average interest rate (1)	1.78%	1.78%	—	—	—	—	1.78%
Senior Notes due 2017:
Scheduled maturity	$300	—	—	—	—	—	$300	$302
Average interest rate	6.75%	—	—	—	—	—	6.75%
Senior Notes due 2019:
Scheduled maturity	—	—	$250	—	—	—	$250	$280
Average interest rate	7.75%	7.75%	7.75%	—	—	—	7.75%
Senior Notes due 2021:
Scheduled maturity	—	—	—	—	$217	—	$217	$265
Average interest rate	7.38%	7.38%	7.38%	7.38%	7.38%	—	7.38%
Receivables Facility:
Scheduled maturity	—	—	—	—	—	—	—	—
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
As of October 31, 2017, we had outstanding foreign currency forward contracts in the notional amount of $80.1 million ($78.9 million as of October 31, 2016). The purpose of these contracts is to hedge our exposure to foreign currency transactions and short-term intercompany loan balances in our international businesses. The fair value of these contracts resulted in realized losses recorded in other expense, net of $1.8 million, $2.7 million and $6.0 million for the years ended October 31, 2017, 2016 and 2015, respectively.
A sensitivity analysis (with respect only to these instruments) to changes in the foreign currencies hedged indicates that if the U.S. dollar strengthened by 10 percent, the fair value of these instruments would decrease by $1.7 million to a net liability of $2.2 million. Conversely, if the U.S. dollar weakened by 10 percent, the fair value of these instruments would increase by $1.8 million to a net asset of $1.3 million.
Commodity Price Risk
We purchase commodities such as steel, resin, containerboard, pulpwood and energy. We do not currently engage in material hedging of commodities, although in the past we have sometimes engaged in hedges in natural gas, because there has historically been a high correlation between the commodity cost and the ultimate selling price of our products. There were no commodity hedging contracts outstanding as of October 31, 2017 and 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF INCOME

Year Ended October 31, (in millions, except per share amounts)	2017	2016	2015
Net sales	$3,638.2	$3,323.6	$3,616.7
Costs of products sold	2,923.5	2,638.7	2,946.9
Gross profit	714.7	684.9	669.8
Selling, general and administrative expenses	380.4	376.8	413.2
Restructuring charges	12.7	26.9	40.0
Timberland gains	—	—	(24.3)
Non-cash asset impairment charges	7.8	51.4	45.9
Goodwill impairment charges	13.0	—	—
Pension settlement charge	27.1	—	—
Gain on disposal of properties, plants and equipment, net	(0.4)	(10.3)	(7.0)
Loss on disposal of businesses, net	1.7	14.5	9.2
Operating profit	272.4	225.6	192.8
Interest expense, net	60.1	75.4	74.8
Other expense, net	12.0	9.0	3.2
Income before income tax expense and equity earnings of unconsolidated affiliates, net	200.3	141.2	114.8
Income tax expense	67.2	66.5	48.4
Equity earnings of unconsolidated affiliates, net of tax	(2.0)	(0.8)	(0.8)
Net income	135.1	75.5	67.2
Net (income) loss attributable to noncontrolling interests	(16.5)	(0.6)	4.7
Net income attributable to Greif, Inc.	$118.6	$74.9	$71.9
Basic earnings per share attributable to Greif, Inc.:
Class A Common Stock	$2.02	$1.28	$1.23
Class B Common Stock	$3.02	$1.90	$1.83
Diluted earnings per share attributed to Greif, Inc.:
Class A Common Stock	$2.02	$1.28	$1.23
Class B Common Stock	$3.02	$1.90	$1.83
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year Ended October 31, (in millions)	2017	2016	2015
Net income	$135.1	$75.5	$67.2
Other comprehensive income (loss), net of tax:
Foreign currency translation	37.6	(17.6)	(130.9)
Interest rate derivative, net of tax expense of $3.1 million, tax benefit of $0.0 million and tax benefit of $0.1 million, respectively	5.1	—	0.1
Minimum pension liabilities net of tax expense of $16.5 million, tax benefit of $4.7 million and tax expense of $0.5 million, respectively	14.2	(7.4)	9.0
Other comprehensive income (loss), net of tax	56.9	(25.0)	(121.8)
Comprehensive income (loss)	192.0	50.5	(54.6)
Comprehensive income (loss) attributable to noncontrolling interests	33.2	(3.4)	(23.5)
Comprehensive income (loss) attributable to Greif, Inc.	$158.8	$53.9	$(31.1)
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$142.3	$103.7
Trade accounts receivable, less allowance of $8.9 in 2017 and $8.8 in 2016	447.0	399.2
Inventories:
Raw materials	192.1	185.4
Work-in-process	11.5	12.2
Finished goods	75.9	79.8
Assets held for sale	2.2	3.8
Prepaid expenses	35.3	30.0
Other current assets	88.2	98.2
	994.5	912.3
Long-term assets
Goodwill	785.4	786.4
Other intangible assets, net of amortization	98.0	110.6
Deferred tax assets	10.5	9.0
Assets held by special purpose entities	50.9	50.9
Pension assets	10.3	22.2
Other long-term assets	94.3	89.7
	1,049.4	1,068.8
Properties, plants and equipment
Timber properties, net of depletion	276.2	277.8
Land	99.5	99.5
Buildings	428.3	398.1
Machinery and equipment	1,540.2	1,484.8
Capital projects in progress	80.2	91.3
	2,424.4	2,351.5
Accumulated depreciation	(1,236.0)	(1,179.6)
	1,188.4	1,171.9
Total assets	$3,232.3	$3,153.0
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEETS

(in millions)	October 31, 2017	October 31, 2016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$399.2	$372.0
Accrued payroll and employee benefits	111.8	93.7
Restructuring reserves	5.2	10.4
Current portion of long-term debt	15.0	—
Short-term borrowings	14.5	51.6
Other current liabilities	142.2	131.5
	687.9	659.2
Long-term liabilities
Long-term debt	937.8	974.6
Deferred tax liabilities	217.8	193.0
Pension liabilities	159.5	179.8
Postretirement benefit obligations	12.6	13.7
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	7.1	6.8
Mandatorily redeemable noncontrolling interests	9.2	9.0
Other long-term liabilities	78.1	83.9
	1,465.4	1,504.1
Commitments and Contingencies (Note 13)
Redeemable Noncontrolling Interests (Note 20)	31.5	31.8
Equity
Common stock, without par value	144.2	141.4
Treasury stock, at cost	(135.6)	(135.6)
Retained earnings	1,360.5	1,340.0
Accumulated other comprehensive loss, net of tax:
Foreign currency translation	(249.3)	(270.2)
Interest rate derivative	5.1	—
Minimum pension liabilities	(114.0)	(128.2)
Total Greif, Inc. shareholders’ equity	1,010.9	947.4
Noncontrolling interests	36.6	10.5
Total shareholders’ equity	1,047.5	957.9
Total liabilities and shareholders’ equity	$3,232.3	$3,153.0
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended October 31, (in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$135.1	$75.5	$67.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	120.5	127.7	134.6
Timberland gains	—	—	(24.3)
Non-cash asset impairment charges	20.8	51.4	45.9
Pension settlement charge	27.1	—	—
Gain on disposals of properties, plants and equipment, net	(0.4)	(10.3)	(7.0)
Loss on disposals of businesses, net	1.7	14.5	9.2
Unrealized foreign exchange loss	4.6	4.1	—
Deferred income tax expense (benefit)	2.3	1.5	(5.9)
Gain from Venezuela monetary assets and liabilities remeasurement	—	—	(4.9)
Loss for Venezuela non-monetary assets to net realizable value	—	—	9.3
Other, net	1.2	—	(2.2)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	(47.3)	(18.6)	39.5
Inventories	(7.0)	3.4	38.9
Deferred purchase price on sold receivables	5.1	5.2	(5.7)
Accounts payable	20.5	39.4	(56.6)
Restructuring reserves	(5.3)	(10.7)	18.8
Pension and postretirement benefit liabilities	(1.7)	(8.9)	(4.0)
Other, net	27.8	26.8	(46.5)
Net cash provided by operating activities	305.0	301.0	206.3
Cash flows from investing activities:
Acquisitions of companies, net of cash acquired	—	(0.4)	(1.6)
Collection (issuance) of subordinated note receivable	—	44.2	(44.2)
Purchases of properties, plants and equipment	(96.8)	(100.1)	(135.8)
Purchases of and investments in timber properties	(9.5)	(7.1)	(38.4)
Purchases of properties, plants and equipment with insurance proceeds	—	(4.4)	—
Proceeds from the sale of properties, plants, equipment and other assets	9.6	12.3	49.3
Proceeds from the sale of businesses	5.9	23.8	19.6
Proceeds on insurance recoveries	0.4	6.6	4.6
Net cash used in investing activities	(90.4)	(25.1)	(146.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,446.0	1,102.3	912.3
Payments on long-term debt	(1,627.9)	(1,119.2)	(870.1)
Proceeds from (payments on) short-term borrowings, net	(36.4)	4.7	2.6
Proceeds from trade accounts receivable credit facility	203.6	283.5	123.0
Payments on trade accounts receivable credit facility	(53.6)	(431.1)	(85.4)
Long-term debt and credit facility financing fees paid	(4.5)	—	—
Dividends paid to Greif, Inc. shareholders	(98.6)	(98.7)	(98.7)
Dividends paid to noncontrolling interests	(4.2)	(4.9)	(4.0)
Proceeds from the sale of membership units of a consolidated subsidiary	—	0.3	—
Exercise of stock options	—	—	0.2
Acquisitions of treasury stock	—	(5.2)	—
Purchases of redeemable noncontrolling interest	—	(6.0)	—
Cash contribution from noncontrolling interest holder	—	1.5	—
Net cash used in financing activities	(175.6)	(272.8)	(20.1)
Effects of exchange rates on cash	(0.4)	(5.6)	(18.6)
Net increase (decrease) in cash and cash equivalents	38.6	(2.5)	21.1
Cash and cash equivalents at beginning of year	103.7	106.2	85.1
Cash and cash equivalents at end of year	$142.3	$103.7	$106.2

Year Ended October 31, (in millions)	2017	2016	2015
Supplemental information:
Non-cash transactions:
Capital expenditures included in accounts payable	$12.5	$9.2	$12.6
Schedule of interest and income taxes paid:
Cash payments for interest expense	$76.2	$74.8	$77.5
Cash payments for taxes	$53.4	$51.8	$73.5
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in millions, except shares amounts in thousands and per share amounts)

						Accumulated Other Comprehensive Income (Loss)
	Capital Stock		Treasury Stock		Retained Earnings		Greif, Inc. Equity	Noncontrolling interests	Total Equity
	Shares	Amount	Shares	Amount
As of October 31, 2014	47,724	$135.5	29,118	$(130.7)	$1,411.7	$(274.4)	$1,142.1	$81.1	$1,223.2
Net income					71.9		71.9	(4.7)	67.2
Other comprehensive income (loss):
– Foreign currency translation						(112.1)	(112.1)	(18.8)	(130.9)
– Reclassification of cash flow hedges to earnings, net of immaterial income tax expense						0.1	0.1		0.1
– Minimum pension liability adjustment, net of income tax expense of $0.5 million						9.0	9.0		9.0
Comprehensive loss							(31.1)		(54.6)
Acquisitions of noncontrolling interests and other					(0.4)		(0.4)	(9.3)	(9.7)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.7)		(98.7)		(98.7)
Dividends paid to noncontrolling interest								(4.0)	(4.0)
Stock options exercised	10	0.2	(10)	—			0.2		0.2
Restricted stock directors	30	1.3	(30)	—			1.3		1.3
Tax benefit of stock options and other	—	0.2	—	—			0.2		0.2
Long-term incentive shares issued	50	1.9	(50)	0.1			2.0		2.0
As of October 31, 2015	47,814	$139.1	29,028	$(130.6)	$1,384.5	$(377.4)	$1,015.6	$44.3	$1,059.9
Net income					74.9		74.9	0.6	75.5
Other comprehensive income (loss):
– Foreign currency translation						(13.6)	(13.6)	(4.0)	(17.6)
– Minimum pension liability adjustment, net of income tax benefit of $4.7 million						(7.4)	(7.4)		(7.4)
Comprehensive income							53.9		50.5
Out of period mark to redemption value of redeemable noncontrolling interest					(19.8)		(19.8)		(19.8)
Current period mark to redemption value of redeemable noncontrolling interest					(2.1)		(2.1)		(2.1)
Reclassification of redeemable noncontrolling interests					1.2		1.2	(22.8)	(21.6)
Net loss allocated to redeemable noncontrolling interests								(4.8)	(4.8)
Other								(0.4)	(0.4)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.7)		(98.7)		(98.7)
Contributions from noncontrolling interest								1.5	1.5
Dividends paid to noncontrolling interest								(3.9)	(3.9)
Treasury shares acquired	(110)		110	(5.2)			(5.2)		(5.2)
Restricted stock executives and directors	47	1.3	(47)	0.1			1.4		1.4
Long-term incentive shares issued	41	1.0	(41)	0.1			1.1		1.1
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					118.6		118.6	16.5	135.1
Other comprehensive income (loss):
– Foreign currency translation						20.9	20.9	16.7	37.6
– Interest rate derivative, net of income tax expense of $3.1 million						5.1	5.1		5.1
– Minimum pension liability adjustment, net of income tax expense of $16.5 million						14.2	14.2		14.2
Comprehensive income							158.8		192.0
Current period mark to redemption value of redeemable noncontrolling interest					0.5		0.5		0.5
Net income allocated to redeemable noncontrolling interests								(1.4)	(1.4)
Deconsolidation of noncontrolling interest								(2.6)	(2.6)
Dividends paid to Greif, Inc., Shareholders ($1.68 per Class A share and $2.51 per Class B share)					(98.6)		(98.6)		(98.6)
Dividends paid to noncontrolling interest								(3.1)	(3.1)
Treasury shares acquired	(2)		2	0.1			0.1		0.1
Restricted stock executives and directors	24	1.3	(24)	—			1.3		1.3
Long-term incentive shares issued	29	1.5	(29)	(0.1)			1.4		1.4
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Refer to the accompanying Notes to Consolidated Financial Statements.

GREIF, INC. AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Business
Greif, Inc. and its subsidiaries (collectively, “Greif,” “our,” or the “Company”), principally manufacture rigid industrial packaging products, such as steel, fibre and plastic drums, rigid intermediate bulk containers, closure systems for industrial packaging products, transit protection products, water bottles and remanufactured and reconditioned industrial containers, and provides services, such as container life cycle management, filling, logistics, warehousing and other packaging services. The Company produces containerboard and corrugated products for niche markets in North America and is also a leading global producer of flexible intermediate bulk containers. The Company has operations in over 40 countries. In addition, the Company owns timber properties in the southeastern United States, which are actively harvested and regenerated.
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
There were approximately 13,000 employees of the Company as of October 31, 2017.
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
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2017, 2016 or 2015, or to any quarter of those years, relates to the fiscal year ended in that year.
Venezuela Currency
The Company’s results of its Venezuelan businesses have been reported under highly inflationary accounting since 2010 and the functional currency was converted to U.S. dollars at that time. Prior to the third quarter of 2015, Greif utilized the official rate of 6.4 Bolivars/U.S. dollar to measure Bolivar-denominated monetary assets and liabilities and the respective historical rate to measure Bolivar-denominated nonmonetary assets for each reporting period. During the third quarter of 2015, due to the continued devaluation of the Bolivar and reconsideration of the exchange rate mechanism that best reflected the economics of the Company's business activities in Venezuela, the Company remeasured the local currency denominated balance sheet using the SIMADI exchange rate.
As a result of the change to the SIMADI rate, the Company recorded other income of $4.9 million related to the remeasurement of its Venezuelan monetary assets and liabilities during 2015. In addition, the Company determined that an adjustment of $9.3 million to increase cost of goods sold was needed to reflect the non-monetary inventory assets at net realizable value and, upon review of long-lived assets for impairment, the Company determined that the carrying amount of the long-lived asset was not recoverable in U.S. dollar functional currency and recorded an impairment charge of $15.0 million.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates are related to the expected useful lives assigned to properties, plants and equipment, goodwill and other intangible assets, estimates of fair value, environmental liabilities, pension and postretirement benefits, including plan assets, income taxes, net assets held for sale and contingencies. Actual amounts could differ from those estimates.
Cash and Cash Equivalents
The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.
The Company had total cash and cash equivalents held outside of the United States in various foreign jurisdictions of $140.7 million and $96.6 million as of October 31, 2017 and 2016, respectively. Under current tax laws and regulations, if cash and cash equivalents held outside the United States are repatriated to the United States in the form of dividends or otherwise, the Company may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
Allowance for Doubtful Accounts
Trade receivables represent amounts owed to the Company through its operating activities and are presented net of allowance for doubtful accounts. The allowance for doubtful accounts totaled $8.9 million and $8.8 million as of October 31, 2017 and 2016, respectively. The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company, the Company records a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. In addition, the Company recognizes allowances for bad debts based on the length of time receivables are past due with allowance percentages, based on its historical experiences, applied on a graduated scale relative to the age of the receivable amounts. If circumstances such as higher than expected bad debt experience or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company were to occur, the recoverability of amounts due to the Company could change by a material amount. Amounts deemed uncollectible are written-off against an established allowance for doubtful accounts.
Concentration of Credit Risk and Major Customers
The Company maintains cash depository accounts with banks throughout the world and invests in high quality short-term liquid instruments. Such investments are made only in instruments issued by high quality institutions. These investments mature within three months and the Company has not incurred any related losses for the years ended October 31, 2017, 2016, and 2015.
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
Net Assets Held for Sale
Net assets held for sale represent land, buildings and other assets and liabilities for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of October 31, 2017, there were two asset groups within the Rigid Industrial Packaging Products & Services segment classified as assets and liabilities held for sale. The effect of suspending depreciation on the facilities held for sale is immaterial to the results of operations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.
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
In accordance with ASC 350, the Company has the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative test for goodwill impairment. If the Company believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. The quantitative test for goodwill impairment is conducted at the reporting unit level by comparing the carrying value of each reporting unit to the estimated fair value of the unit. If the carrying value of a reporting unit exceeds its estimated fair value, then the goodwill of the reporting unit is impaired. Goodwill impairment is recognized in the amount that the carrying value exceeds the fair value; not to exceed the balance of goodwill attributable to the reporting unit. When a portion of a reporting unit is disposed of, goodwill is allocated to the gain or loss on that disposition based on the relative fair values of the portion of the reporting unit subject to disposition and the portion of the reporting unit that will be retained.
The Company’s determinations of estimated fair value of the reporting units are based on both the market approach and a discounted cash flow analysis utilizing the income approach. Under the market approach, the principal inputs are market prices and valuation multiples for public companies engaged in businesses that are considered comparable to the reporting unit. Under the income approach, the principal inputs are the reporting unit’s cash-generating capabilities and the discount rate. The discount rates used in the income approach are based on a market participant’s weighted average cost of capital. The use of alternative estimates, including different peer groups or changes in the industry, or adjusting the discount rate, earnings before interest, taxes, depreciation, depletion and amortization forecasts or cash flow assumptions used could affect the estimated fair value of the reporting units and potentially result in goodwill impairment. Any identified impairment would result in an expense to the Company’s results of operations. Refer to Note 5 for additional information regarding goodwill and other intangible assets.
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

Years
Trade names	10-15
Non-competes	1-10
Customer relationships	5-25
Other intangibles	3-20
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
Depreciation expense was $106.8 million, $107.4 million and $113.4 million in 2017, 2016 and 2015, respectively. Expenditures for repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the asset and related allowance accounts. Gains or losses are credited or charged to income as incurred.
The Company capitalizes interest on long-term fixed asset projects using a rate that approximates the weighted average cost of borrowing. For the years ended October 31, 2017, 2016, and 2015, the Company capitalized interest costs of $3.5 million, $2.6 million, and $1.5 million, respectively.
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
As of October 31, 2017, the Company's timber properties consisted of approximately 245,000 acres, all of which were located in the southeastern United States. The Company’s land costs are maintained by tract. Upon acquisition of a new timberland tract, the Company records separate amounts for land, merchantable timber and pre-merchantable timber allocated as a percentage of the values being purchased. The Company begins recording pre-merchantable timber costs at the time the site is prepared for planting. Costs capitalized during the establishment period include site preparation by aerial spray, costs of seedlings, including refrigeration rental and trucking, planting costs, herbaceous weed control, woody release, and labor and machinery use. The Company does not capitalize interest costs in the process. Property taxes are expensed as incurred. New road construction costs are capitalized as land improvements and depreciated over 20 years. Road repairs and maintenance costs are expensed as incurred. Costs after establishment of the seedlings, including management costs, pre-commercial thinning costs and fertilization costs, are expensed as incurred. Once the timber becomes merchantable, the cost is transferred from the pre-merchantable timber category to the merchantable timber category in the depletion block.
Merchantable timber costs are maintained by five product classes, pine sawtimber, pine chip-n-saw, pine pulpwood, hardwood sawtimber and hardwood pulpwood, within a depletion block, with each depletion block based upon a geographic district or subdistrict. Currently, the Company has eight depletion blocks. These same depletion blocks are used for pre-merchantable timber costs. Each year, the Company estimates the volume of the Company’s merchantable timber for the five product classes by each depletion block and depletion costs recognized upon sales are calculated as volumes sold times the unit costs in the respective depletion block. Depletion expense was $4.0 million, $3.2 million and $2.8 million in 2017, 2016 and 2015, respectively.
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
Self-insurance
The Company is self-insured for certain of the claims made under its employee medical and dental insurance programs. The Company had recorded liabilities totaling $3.3 million and $4.4 million for estimated costs related to outstanding claims as of October 31, 2017 and 2016, respectively. These costs include an estimate for expected settlements on pending claims, administrative fees and an estimate for claims incurred but not reported. These estimates are based on management’s assessment of outstanding claims, historical analyses and current payment trends. The Company recorded an estimate for the claims incurred, but not reported using an estimated lag period based upon historical information.
The Company has certain deductibles applied to various insurance policies including general liability, product, vehicle and workers’ compensation. The Company maintains liabilities totaling $11.0 million and $11.8 million for anticipated costs related to general liability, product, vehicle and workers’ compensation claims as of October 31, 2017 and 2016, respectively. These costs include an estimate for expected settlements on pending claims, defense costs and an estimate for claims incurred but not reported. These estimates are based on the Company’s assessment of its deductibles, outstanding claims, historical analysis, actuarial information and current payment trends.
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
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax represent the Company’s share of earnings of affiliates in which the Company does not exercise control and has a 20 percent or more voting interest. Investments in such affiliates are accounted for using the equity method of accounting. If the fair value of an investment in an affiliate is below its carrying value and the difference is deemed to be other than temporary, the difference between the fair value and the carrying value is charged to earnings. The Company has an equity interest in two such affiliates as of October 31, 2017, including the addition of an equity method investment in 2016. For additional information regarding the addition of the equity method investment in 2016 refer to Note 2 to these consolidated financial statements.
Other Comprehensive Income
Our other comprehensive income is significantly impacted by foreign currency translation, effective cash flow hedges and defined benefit pension and postretirement benefit adjustments.
The impact of foreign currency translation is affected by the translation of assets, liabilities and operations of the Company's foreign subsidiaries which are denominated in functional currencies other than the U.S. dollar and the recognition of accumulated foreign currency translation upon the disposal of foreign entities. The primary assets and liabilities affecting the adjustments are: cash and cash equivalents; accounts receivable; inventory; properties, plants and equipment; accounts payable; pension and other postretirement benefit obligations; and certain intercompany loans payable and receivable. The primary currencies in which these assets and liabilities are denominated are the euro, Brazilian real, and Chinese yuan.
The impact of effective cash flow hedges is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Currently, interest rate swaps are held by the Company to effectively convert a portion of floating rate debt to a fixed rate basis, thus reducing the impact of interest rate increase on future interest expense. The Company uses the regression method for assessing the effectiveness of the swaps.
The impact of defined benefit pension and postretirement benefit adjustments is primarily affected by unrecognized actuarial gains and losses related to the Company's defined benefit and other postretirement benefit plans, as well as the subsequent amortization of gains and losses from accumulated other comprehensive income in periods following the initial recording of such items. These actuarial gains and losses are determined using various assumptions, the most significant of which are (i) the weighted average rate used for discounting the liability, (ii) the weighted average expected long-term rate of return on pension plan assets, (iii) the method used to determine market-related value of pension plan assets, (iv) the weighted average rate of future salary increases and (v) the anticipated mortality rate tables.
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
Transfer and Servicing of Assets
An indirect wholly-owned subsidiary of Greif, Inc. agrees to sell trade receivables meeting certain eligibility requirements that it had purchased from other indirect wholly-owned subsidiaries of Greif, Inc., under a non-U.S. factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the various Greif, Inc. indirect subsidiaries to the respective banks or their affiliates. The banks and their affiliates fund an initial purchase price of a certain percentage of eligible receivables based on a formula with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and continues to recognize the deferred purchase price in its other current assets or other current liabilities, as the case may be. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
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
ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Company’s consolidated statements of income over the requisite service periods. No stock options were granted in 2017, 2016 or 2015. For any options granted in the future, compensation expense will be based on the grant date fair value estimated in accordance with the standard.
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
The cumulative translation adjustments, which represent the effects of translating assets and liabilities of the Company’s international operations, are presented in the consolidated statements of changes in shareholders’ equity in accumulated other comprehensive income (loss). Transaction gains and losses on foreign currency transactions denominated in a currency other than an entity’s functional currency are credited or charged to income. The amounts included in other expense, net related to transaction losses were $6.4 million, $6.7 million and $3.8 million in 2017, 2016 and 2015, respectively.
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
The Company presents various fair value disclosures in Notes 9 and 12 to these consolidated financial statements.
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
In May 2015, the FASB issued ASU 2015-07, "Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)", which removes the requirement to present investments for which the practical expedient is used to measure fair value at net asset value within the fair value hierarchy table. The Company adopted this guidance beginning November 1, 2016 and has applied it retrospectively for all periods presented, and the adoption of this guidance did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350),” which simplifies the subsequent measurement of goodwill in Accounting Standards Codification ("ASC") 350 by eliminating the step 2 requirement to perform procedures to determine the fair value at the impairment testing date of assets and liabilities in order to calculate goodwill impairment based on the implied fair value of goodwill. This amendment modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The Company elected to adopt the new guidance beginning on February 1, 2017 using a prospective approach, and utilized the new guidance for the August 1, 2017 goodwill impairment assessment. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective for the Company on November 1, 2018 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting the new revenue standards including conducting internal training sessions and global revenue surveys. The Company anticipates that the impact of adoption will be limited to expanded disclosures with no material impact on its financial position, results of operations, comprehensive income or cash flows.

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
In October 2016, the FASB issued ASU 2016-16, "Intra-Equity Transfers of Assets Other Than Inventory (Topic 740)," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The update is effective for the Company on November 1, 2018 using a modified retrospective approach and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715)," which provides additional guidance in ASC 715 for the presentation of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. This ASU will require the reporting of the service cost component to be in the same line item as other compensation costs arising from services rendered by the pertinent employees. Also, the other components of net benefit cost will be required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The update is effective for the Company on November 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company plans to early adopt ASU 2017-07 on November 1, 2017 and expects the update to have no material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)," which amends the accounting and disclosure requirements in ASC 815, "Derivatives and Hedging." The objective of the ASU is to improve transparency and reduce the complexity of hedge accounting. The update is effective for the Company on November 1, 2019 using a modified retrospective approach and early adoption is permitted. The Company plans to early adopt ASU 2017-12 on November 1, 2017 and expects the update to have no material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
During 2017, the Company completed two divestitures, completed no acquisitions, deconsolidated two nonstrategic businesses, and liquidated two non-U.S. nonstrategic businesses. The Company completed two divestitures of businesses in the Rigid Industrial Packaging & Services segment. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment and one nonstrategic business in the Rigid Industrial Packaging & Services segment. The Company liquidated two non-U.S. nonstrategic businesses in the Rigid Industrial Packaging & Services segment. The loss on disposal of businesses was $1.7 million for the year ended October 31, 2017. Proceeds from divestitures were $5.1 million for the year ended October 31, 2017. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the year ended October 31, 2017 were $0.8 million. The Company has $4.3 million of notes receivable recorded from the sale of businesses, ranging in remaining terms of up to fourteen months.
During 2016, the Company completed four divestitures, one partial sale of ownership interest resulting in deconsolidation of a then wholly-owned indirect subsidiary and no material acquisitions. The divestitures were of nonstrategic businesses: three in the Rigid Industrial Packaging & Services segment and one in the Flexible Products & Services segment. The loss on disposal of businesses was $14.5 million for the year ended October 31, 2016, consisting of an $18.1 million loss on the partial sale of ownership interest and a net gain of $3.6 million for the four divestitures. Proceeds from divestitures and the partial sale of ownership interest were $24.1 million. Additionally, the Company recorded notes receivable of $2.4 million for the sale of two businesses in the second quarter which are expected to be collected in fiscal year 2018.
The partial sale of ownership interest resulting in deconsolidation of a then wholly-owned indirect subsidiary was the result of the sale of 51 percent ownership interest in Earthminded Benelux, NV, a subsidiary in the Rigid Industrial Packaging & Services segment, which, together with the relinquishment of the Company's power to direct the activities that most significantly impact the subsidiary's performance, resulted in deconsolidation. As of September 1, 2016, the Company accounts for its investment in this subsidiary under the equity method of accounting due to the Company's noncontrolling ownership interest.
The $18.1 million loss on the partial sale of ownership interest resulting in deconsolidation was measured as the difference between (a) the fair value of the retained noncontrolling interest of $0.3 million and the consideration transferred of $0.3 million from the unrelated third party purchaser and (b) the carrying value of the former subsidiary's net assets of $18.7 million.
During 2015, the Company completed eight divestitures and no material acquisitions. The divestitures were of nonstrategic businesses: six in the Rigid Industrial Packaging & Services segment and two in the Flexible Products & Services segment. The loss on disposal of businesses was $9.2 million for the year ended October 31, 2015. Proceeds from divestitures were $19.6 million. Additionally, the Company recorded notes receivable of $2.9 million for the sale of these businesses, with terms ranging from three months to five years.
None of the above-referenced divestitures in 2017, 2016 or 2015 qualified as discontinued operations as they do not, individually or in the aggregate, represent a strategic shift that has had a major impact on the Company’s operations or financial results.
NOTE 3 – SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100 million ($116.1 million as of October 31, 2017). Under the terms of the European RPA, the Company has the ability to loan excess cash back to the Purchasing Bank Affiliates in the form of a subordinated loan receivable. As of October 31, 2015, the Company had loaned $44.2 million of excess cash back to the Purchasing Bank Affiliates, which was included in prepaid expenses and other current assets. During the first quarter of 2016, the Company collected $44.2 million that had been loaned to the Purchasing Bank Affiliates as excess cash at the end of fiscal 2015.

Under the terms of the European RPA, the Company has agreed to sell trade receivables meeting certain eligibility requirements that the Seller had purchased from other of the Company's indirect wholly-owned subsidiaries under a factoring agreement. The structure of the transactions provide for a legal true sale, on a revolving basis, of the receivables transferred from the Company's various subsidiaries to the respective banks and their affiliates. The purchaser funds an initial purchase price of a certain percentage of eligible receivables based on a formula, with the initial purchase price approximating 75 percent to 90 percent of eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables. At the balance sheet reporting dates, the Company removes from accounts receivable the amount of proceeds received from the initial purchase price since they meet the applicable criteria of ASC 860, “Transfers and Servicing,” and the Company continues to recognize the deferred purchase price in prepaid expenses and other current assets or other current liabilities. The receivables are sold on a non-recourse basis with the total funds in the servicing collection accounts pledged to the banks between settlement dates.
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.0 million as of October 31, 2017). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains information related to the Company’s accounts receivables programs:

	Year Ended October 31,
(in millions)	2017	2016	2015
European RPA
Gross accounts receivable sold to third party financial institution	$715.1	$620.3	$715.2
Cash received for accounts receivable sold under the programs	633.4	548.1	633.6
Deferred purchase price related to accounts receivable sold	81.8	71.7	76.2
Loss associated with the programs	0.5	0.8	1.5
Expenses associated with the programs	—	—	—
Singapore RPA
Gross accounts receivable sold to third party financial institution	$50.1	$44.1	$48.1
Cash received for accounts receivable sold under the programs	43.0	36.4	48.1
Deferred purchase price related to accounts receivable sold	7.1	7.1	—
Loss associated with the programs	0.6	—	0.1
Expenses associated with the programs	0.4	—	0.1
Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$765.2	$664.4	$763.3
Cash received for accounts receivable sold under the program	676.4	584.5	681.7
Deferred purchase price related to accounts receivable sold	88.9	78.8	76.2
Loss associated with the program	1.1	0.8	1.6
Expenses associated with the program	0.4	—	0.1

(in millions)	October 31, 2017	October 31, 2016
European RPA
Accounts receivable sold to and held by third party financial institution	$116.3	$106.7
Deferred purchase price asset (liability) related to accounts receivable sold	(4.2)	(0.4)
Singapore RPA
Accounts receivable sold to and held by third party financial institution	$3.8	$4.0
Uncollected deferred purchase price related to accounts receivable sold	0.5	0.5
Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$120.1	$110.7
Deferred purchase price asset (liability) related to accounts receivable sold	(3.7)	0.1
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
NOTE 4 – ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT, NET
As of October 31, 2017, there were two asset groups within the Rigid Industrial Packaging Products & Services segment classified as assets and liabilities held for sale. The assets held for sale are being marketed for sale, and it is the Company's intention to complete the sales of these assets within twelve months following their initial classification into assets held for sale. During the third quarter of 2017, one asset group in the Flexible Products & Services segment classified as assets and liabilities held for sale as of October 31, 2016, was reclassified into held and used as of October 31, 2017 and 2016. During the fourth quarter of 2017, one asset group in the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale beginning in the first quarter of 2017 was reclassified into held and used as of October 31, 2017. The Company's decision not to sell the asset group resulted in a $2.7 million loss as of October 31, 2017 and is included in the (gain) loss on disposal of properties, plants and equipment, net in the Consolidated Statements of Income.
During 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $0.4 million. This included special use property sales that resulted in gains of $2.5 million in the Land Management segment, disposals of assets in the Flexible Products & Services segment that resulted in gains of $0.9 million, partially offset by disposals of assets that resulted in a net loss of $0.2 million in the Rigid Industrial Packaging Services segment, a $2.7 million loss on the reclassification of an asset group from held for sale to held and used in the Rigid Industrial Packaging & Services segment, and disposals of assets in the Paper Packaging segment that resulted in a net loss of $0.1 million. For additional information regarding the sale of businesses refer to Note 2 to these consolidated financial statements.
For the year ended October 31, 2016, the Company recorded a gain on disposal of properties, plants and equipment, net of $10.3 million. This included insurance recoveries that resulted in gains of $6.4 million in the Rigid Industrial Packaging & Services segment, disposals of assets in the Flexible Products & Services segment classified as held for sale that resulted in gains of $1.3 million, sales of surplus properties in the Land Management segment that resulted in gains of $1.6 million, insurance recoveries that resulted in gains of $0.2 million in the Paper Packaging & Services segment, and other net gains totaling an additional $0.8 million.
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

For the years ended October 31, 2017 and 2016, the Company recorded no gains relating to the sale of timberland. For the year ended October 31, 2015, the Company recorded a gain of $24.3 million relating to the sale of timberland.
NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the years ended October 31, 2017 and 2016:

(in millions)	Rigid Industrial Packaging & Services (1)	Paper Packaging & Services	Flexible Products & Services (1)	Land Management	Total
Balance at October 31, 2015	$747.6	$59.5	$—	$—	$807.1
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(17.6)	—	—	—	(17.6)
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	—	—	—	—	—
Currency translation	(3.1)	—	—	—	(3.1)
Balance at October 31, 2016	$726.9	$59.5	$—	$—	$786.4
Goodwill acquired	—	—	—	—	—
Goodwill allocated to divestitures and businesses held for sale	(9.2)	—	—	—	(9.2)
Goodwill adjustments	—	—	—	—	—
Goodwill impairment charge	(13.0)	—	—	—	(13.0)
Currency translation	21.2	—	—	—	21.2
Balance at October 31, 2017	$725.9	$59.5	$—	$—	$785.4
(1)Accumulated goodwill impairment loss was $63.3 million as of October 31, 2017. Included in the accumulated goodwill impairment loss was $13.0 million related to the Rigid Industrial Packaging & Services segment and $50.3 million related to the Flexible Products & Services segment. Accumulated goodwill impairment loss was $50.3 million as of October 31, 2016 and 2015, related to the Flexible Products & Services segment.
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
During the fourth quarter of 2017 the Company performed an assessment of its operating segments and determined that as a result of changes in the way the chief operating decision maker receives and reviews financial information, a realignment of its operating segment structure was necessary. As a result of the operating segment realignment, the Company's reporting unit structure was updated for consistency. As of August 1, 2017, the Company realigned its operating segments to include eight operating segments: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure; Paper Packaging & Services; Flexible Products & Services; and Land Management. The Company's eight operating segments are aggregated into four reportable business segments by combining the Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure operating segments. The Company’s reporting units are the same as the operating segments. As a result of the realignment, goodwill was reassigned to each of the Rigid Industrial Packaging & Services reporting units using a relative fair value approach.
The Company performed its annual goodwill review as of August 1, 2017, for each of the reporting units with a goodwill balance under both the former and current reporting unit structure. The impairment test under the former reporting unit structure concluded that no impairment existed as of August 1, 2017. The impairment test under the updated reporting unit structure concluded that the carrying value of the Rigid Industrial Packaging & Services – Latin America reporting unit exceeded the fair value of the reporting unit and the goodwill of the Rigid Industrial Packaging & Services – Latin America reporting unit of $13.0 million was fully impaired.

The fair value of the Rigid Industrial Packaging & Services – Latin America reporting unit was determined using a combination of the income approach by discounting estimated future cash flows and the market multiple approach. The cash flow projections were prepared based upon the evaluation of the historical performance and future growth expectations for the reporting unit. Revenue was based on the 2017 forecast as of August 1, 2017 with a long-term growth rate applied to future periods. The most critical assumptions within the cash flow projections are revenue growth rates and forecasted gross margin percentages. The most critical assumption within the market multiple calculation is the multiple selected.
Prior to the change in the fourth quarter of 2017, the Company's reporting unit structure consisted of five reporting units: Rigid Industrial Packaging & Services – Americas; Rigid Industrial Packaging & Services – Europe, Middle East, Africa and Asia Pacific; Paper Packaging & Services; Flexible Products & Services; and Land Management. The Company performed its annual goodwill impairment test as of August 1, 2016 and 2015 which resulted in no goodwill impairment under the then-current reporting unit structure.
Refer to Note 9 herein for further discussion regarding goodwill allocated to divestitures and businesses held for sale.
The following table summarizes the carrying amount of net intangible assets by class as of October 31, 2017 and 2016:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
October 31, 2017:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$170.2	$99.7	$70.5
Trademarks and patents	11.6	4.9	6.7
Non-compete agreements	—	—	—
Other	23.4	16.0	7.4
Total	$218.6	$120.6	$98.0

October 31, 2016:
Indefinite lived:
Trademarks and patents	$13.0	$—	$13.0
Definite lived:
Customer relationships	$167.6	$86.9	$80.7
Trademarks and patents	12.1	4.8	7.3
Non-compete agreements	1.0	0.9	0.1
Other	23.5	14.0	9.5
Total	$217.2	$106.6	$110.6
Gross intangible assets increased by $1.4 million for the year ended October 31, 2017. The increase was attributable to $6.2 million of currency fluctuations and the write-off of $4.8 million of fully-amortized assets. Amortization expense was $13.5 million, $16.8 million and $18.4 million for the years ended October 31, 2017, 2016 and 2015, respectively. Amortization expense for the next five years is expected to be $14.9 million in 2018, $14.8 million in 2019, $14.2 million in 2020, $12.7 million in 2021 and $8.9 million in 2022.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually or legally determined or through purchase price accounting. Indefinite lived intangibles of approximately $13.4 million as of October 31, 2017, related primarily to the Tri-Sure trademark and trade names related to Blagden Express, Closed-loop and Box Board, are not amortized.

NOTE 6 – RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ended restructuring reserve balances for the years ended October 31, 2017 and 2016:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2015	$14.7	$6.6	$21.3
Costs incurred and charged to expense	16.7	10.2	26.9
Costs paid or otherwise settled	(22.2)	(15.6)	(37.8)
Balance at October 31, 2016	$9.2	$1.2	$10.4
Costs incurred and charged to expense	9.0	3.7	12.7
Costs paid or otherwise settled	(14.3)	(3.6)	(17.9)
Balance at October 31, 2017	$3.9	$1.3	$5.2
The focus for restructuring activities in 2017 was to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the year ended October 31, 2017, the Company recorded restructuring charges of $12.7 million, as compared to $26.9 million of restructuring charges recorded during the year ended October 31, 2016. The restructuring activity for the year ended October 31, 2017 consisted of $9.0 million in employee separation costs and $3.7 million in other restructuring costs, primarily consisting of professional fees and other fees associated with restructuring activities. There were two plants closed in 2017, and a total of 157 employees severed throughout 2017 as part of the Company’s restructuring efforts.
The following is a reconciliation of the total amounts expected to be incurred from open restructuring plans or plans that are being formulated and have not been announced as of the filing date of this Form 10-K. Remaining amounts expected to be incurred were $14.9 million as of October 31, 2017:

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the year ended October 31, 2017	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services:
Employee separation costs	$20.3	$8.0	12.3
Other restructuring costs	4.4	3.2	1.2
	24.7	11.2	13.5
Flexible Products & Services:
Employee separation costs	1.2	0.7	0.5
Other restructuring costs	1.4	0.5	0.9
	2.6	1.2	1.4
Paper Packaging & Services:
Employee separation costs	0.3	0.3	—
Other restructuring costs	—	—	—
	0.3	0.3	—
	$27.6	$12.7	$14.9
The focus for restructuring activities in 2016 was to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During 2016, the Company recorded restructuring charges of $26.9 million, consisting of $16.7 million in employee separation costs and $10.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were four plants closed and a total of 254 employees severed throughout 2016 as part of the Company’s restructuring efforts.
The focus for restructuring activities in 2015 was to rationalize and close underperforming assets throughout all segments. During 2015, the Company recorded restructuring charges of $40.0 million, consisting of $27.8 million in employee separation costs and $12.2 million in other restructuring costs, primarily consisting of professional fees incurred for services specifically associated with employee separation and relocation. There were eight plants closed and a total of 1,020 employees severed throughout 2015 as part of the Company’s restructuring efforts.
NOTE 7 – CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
As of October 31, 2017 and 2016, assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For each of the years ended October 31, 2017, 2016 and 2015, the Buyer SPE recorded interest income of $2.4 million.
As of October 31, 2017 and 2016, STA Timber had long-term debt of $43.3 million. For each of the years ended October 31, 2017, 2016 and 2015, STA Timber recorded interest expense of $2.2 million. STA Timber is exposed to credit-related losses in the event of nonperformance by the issuer of the Deed of Guarantee.
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
The economic and business purpose underlying the Flexible Packaging JV is to establish a global industrial flexible products enterprise through a series of targeted acquisitions and major investments in plant, machinery and equipment. All entities contributed to the Flexible Packaging JV were existing businesses acquired by an indirect subsidiary of the Company and that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V. (“Asset Co.” and “Trading Co.”), respectively. The Flexibles Packaging J.V. also includes Global Textile Company LLC (“Global Textile”), which owned and operated a fabric hub in the Kingdom of Saudi Arabia that commenced operations in the fourth quarter of 2012 and ceased operations in the fourth quarter of 2014. The Company has 51 percent ownership in Trading Co. and 49 percent ownership in Asset Co. and Global Textile. However, the Company and GRP have equal economic interests in the Flexible Packaging JV, notwithstanding the actual ownership interests in the various legal entities.
All investments, loans and capital contributions are to be shared equally by the Company and GRP and each partner has committed to contribute capital of up to $150.0 million and obtain third party financing for up to $150.0 million as required.
The following table presents the Flexible Packaging JV total net assets:

(in millions)	October 31, 2017	October 31, 2016
Cash and cash equivalents	$14.4	$15.2
Trade accounts receivable, less allowance of $2.1 in 2017 and $2.8 in 2016	52.5	43.3
Inventories	53.3	50.9
Properties, plants and equipment, net	31.2	25.0
Other assets	25.8	37.3
Total assets	$177.2	$171.7

Accounts payable	$33.8	$30.7
Other liabilities	30.2	43.7
Total liabilities	$64.0	$74.4
Net (income) loss attributable to the noncontrolling interest in the Flexible Packaging JV for the years ended October 31, 2017, 2016 and 2015 were $(6.3) million, $8.2 million and $14.2 million, respectively.
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
EarthMinded Benelux NV VIE
On August 31, 2016, a wholly owned indirect subsidiary of Greif, Inc. sold 51 percent of its shares in its then wholly owned subsidiary, EarthMinded Benelux NV for $0.3 million.

EarthMinded Benelux NV is a VIE due to insufficient equity investment at risk. The Company is not the primary beneficiary of this VIE since (1) the Company does not have the power to direct the most significant activities due to its lack of ability to direct the financing, capital and operating decisions of the VIE, and (2) the Company does not have the obligation to absorb losses of the VIE that could potentially be significant to the VIE. As a result, EarthMinded Benelux NV was deconsolidated from the operations of the Company as of August 31, 2016. The retained noncontrolling interest of $0.4 million as of October 31, 2017 and $0.3 million as of October 31, 2016 is included in prepaid expenses and other current assets in the consolidated balance sheets and the Company's share of the operations is classified in equity earnings of unconsolidated affiliates, net of tax, in the consolidated statements of income.
NOTE 8 – LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	October 31, 2017	October 31, 2016
2017 Credit Agreement	$323.8	$—
Prior Credit Agreement	—	201.2
Senior Notes due 2017	—	300.1
Senior Notes due 2019	248.0	247.0
Senior Notes due 2021	230.9	216.6
Receivables Facility	150.0	—
Other debt	6.5	9.7
	959.2	974.6
Less current portion	15.0	—
Less deferred financing costs	6.4	—
Long-term debt	$937.8	$974.6
2017 Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into on December 19, 2012, by the Company and two of its international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $753.1 million as of October 31, 2017, which has been reduced by $11.9 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. On November 3, 2016, a total of approximately $208.0 million was used to pay the obligations outstanding under the Prior Credit Agreement in full and certain costs and expenses incurred in connection with the 2017 Credit Agreement. The financing costs associated with the 2017 Credit Agreement totaled $5.6 million as of October 31, 2017, and are recorded as a direct deduction from the long-term debt liability.
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

The terms of the 2017 Credit Agreement limit the Company's ability to make "restricted payments", which include dividends and purchases, redemptions and acquisitions of equity interests of the Company. The repayment of this facility is secured by a security interest in the personal property of the Company and certain of its United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of the Company's United States subsidiaries and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that the Company receives and maintains an investment grade rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, the Company may request the release of such collateral. The payment of outstanding principal under the 2017 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon the Company's default in its payment or other performance obligations or its failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.

As of October 31, 2017, $323.8 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $308.8 million. The weighted average interest rate on the 2017 Credit Agreement was 2.20% for the year ended October 31, 2017. The actual interest rate on the 2017 Credit Agreement was 2.70% as of October 31, 2017.
Senior Notes due 2017
On February 9, 2007, the Company issued $300.0 million of 6.75% Senior Notes due February 1, 2017. These Senior Notes were paid in full on February 1, 2017 with $300.0 million of term loan proceeds borrowed under the 2017 Credit Agreement.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.8 million as of October 31, 2017, and are recorded as a direct deduction from the long-term liability.
Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 28, 2016, certain domestic subsidiaries of the Company, including Greif Receivables Funding LLC (“Greif Funding”) and Greif Packaging LLC (“Greif Packaging”),entered into a receivables financing facility (the “Receivables Facility”) with Cooperatieve Rabobank U.A., New York Branch (“Rabobank”), as the agent, managing agent, administrator and committed investor, by executing and delivering the Second Amended and Restated Transfer and Administration Agreement (the “Second Amended TAA”). The Second Amended TAA was renewed and amended on September 27, 2017 to extend the facility through September 26, 2018 and to add The Bank of Tokyo-Mitsubishi UFJ Ltd. as a managing agent, an administrator and a committed investor. The maximum amount available to be borrowed under the Receivables Facility is $150.0 million, subject to the amounts of eligible receivables.
The Second Amended TAA replaced in its entirety the Amended and Restated Transfer and Administration Agreement, dated as of September 30, 2013 with PNC Bank, National Association, as a committed investor, managing agent, administrator and agent (the "Prior TAA"), which provided for a $150.0 million Receivables Facility.

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

The Second Amended TAA, as amended, provides for the ongoing purchase by Rabobank and The Bank of Tokyo-Mitsubishi UFJ Ltd. of receivables from Greif Funding, which Greif Funding will have purchased from Greif Packaging and certain other domestic subsidiaries of the Company as the originators under the Second Amended and Restated Sale Agreement, dated as of September 28, 2016 (the “Second Amended Sale Agreement”). Greif Packaging will service and collect on behalf of Greif Funding those receivables sold to Greif Funding under the Second Amended Sale Agreement. The maturity date of the Receivables Facility is September 26, 2018, subject to earlier termination as provided in the Second Amended TAA, including acceleration upon an event of default as provided therein, or such later date to which the purchase commitment may be extended by agreement of the parties. In addition, Greif Funding can terminate the Receivables Facility at any time upon five days prior written notice. The Company has guaranteed the performance by Greif Funding, Greif Packaging and its other participating subsidiaries of their respective obligations under the Second Amended TAA, as amended, the Second Amended Sale Agreement and related agreements, but has not guaranteed the collectability of the receivables. A significant portion of the proceeds from the Receivables Facility were used to pay the obligations under the Prior TAA. The remaining proceeds are to be used to pay certain fees, costs and expenses incurred in connection with the Receivables Facility and for working capital and general corporate purposes.

The Receivables Facility is secured by certain trade accounts receivables relating to the Rigid Industrial Packaging and Paper Packaging & Services businesses of Greif Packaging and other domestic subsidiaries of the Company in the United States and bears interest at a variable rate based on the London Interbank Offered Rate or an applicable base rate, plus a margin, or a commercial paper rate, all as provided in the Second Amended TAA, as amended. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility.

Other
In addition to the amounts borrowed under the 2017 Credit Agreement and proceeds from the Senior Notes and the Receivables Facility, as of October 31, 2017, the Company had outstanding other debt of $6.5 million in long-term debt and $14.5 million in short-term borrowings, compared to other debt of $9.7 million in long-term debt and $51.6 million in short-term borrowings, as of October 31, 2016. There are no financial covenants associated with this other debt.
Annual maturities are $165.0 million in 2018, $268.7 million in 2019, $30.0 million in 2020, $254.0 million in 2021, $241.3 million in 2022 and $0.2 million thereafter.

NOTE 9 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value of those assets and (liabilities) measured on a recurring basis as of October 31, 2017 and 2016:

	October 31, 2017
	Fair Value Measurement				Balance Sheet Location
(in millions)	Level 1	Level 2	Level 3	Total
Interest rate derivatives	$—	$8.9	$—	$8.9	Other long-term assets
Foreign exchange hedges	—	0.1	—	0.1	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	20.7	20.7	Other long-term assets
Total(1)	$—	$8.4	$20.7	$29.1

	October 31, 2016
	Fair Value Measurement				Balance Sheet Location
(in millions)	Level 1	Level 2	Level 3	Total
Foreign exchange hedges	$—	$0.3	$—	$0.3	Prepaid expenses and other current assets
Foreign exchange hedges	—	(0.3)	—	(0.3)	Other current liabilities
Insurance annuity	—	—	20.1	20.1	Other long-term assets
Total	$—	$—	$20.1	$20.1
The carrying amounts of cash and cash equivalents, trade accounts receivable, notes receivable, accounts payable, current liabilities and short-term borrowings as of October 31, 2017 and 2016 approximate their fair values because of the short-term nature of these items and are not included in this table.
Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2017, the Company entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.194%. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, any effective portion of the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument is recognized into earnings. For additional disclosures of the gain or loss included with other comprehensive income, see Note 18 to these consolidated financial statements. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
The Company had two interest rate derivatives (floating to fixed swap agreements designated as cash flow hedges) with a total notional amount of $150.0 million through December of fiscal 2015. The effective portion of the gain or loss on these derivative instruments was reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affected earnings.
Losses reclassified to earnings under these contracts were $0.3 million, zero and $0.2 million for the years ended October 31, 2017, 2016 and 2015, respectively. These losses were recorded within the consolidated statements of income as interest expense, net.
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
As of October 31, 2017, the Company had outstanding foreign currency forward contracts in the notional amount of $80.1 million ($78.9 million as of October 31, 2016). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged item. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts. Realized losses recorded in other expense, net under fair value contracts were $1.8 million, $2.7 million and $6.0 million for the years ended October 31, 2017, 2016 and 2015, respectively.
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
The following table presents the estimated fair values for the Company’s Senior Notes and Assets held by special purpose entities:

(in millions)	October 31, 2017	October 31, 2016
Senior Notes due 2017 estimated fair value	$—	$302.4
Senior Notes due 2019 estimated fair value	272.0	280.1
Senior Notes due 2021 estimated fair value	281.0	264.9
Assets held by special purpose entities estimated fair value	52.5	54.3
Pension Plan Assets
On an annual basis the Company compares the asset holdings of its pension plan to targets it previously established. The pension plan assets are categorized as equity securities, debt securities, fixed income securities, insurance annuities or other assets, which are considered level 1, level 2 and level 3 fair value measurements. The typical asset holdings include:

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

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the twelve months ended October 31, 2017 and 2016:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
October 31, 2017
Impairment of Net Assets Held for Sale	$5.6	Broker Quote / Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	2.2	Sales Value	Sales Value	N/A
Total	$7.8

October 31, 2016
Impairment of Net Assets Held for Sale	$37.6	Broker Quote / Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	13.8	Sales Value	Sales Value	N/A
Total	$51.4
Long-Lived Assets
During the year ended October 31, 2017, the Company wrote down long-lived assets with a carrying value of $3.8 million to a fair value of $1.6 million, resulting in recognized asset impairment charges of $2.2 million. These charges include $1.9 million related to properties, plants and equipment, net, in the Rigid Industrial Packaging & Services segment and $0.3 million of properties, plants and equipment, net, in the Flexible Products & Services segment.
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
During the year ended October 31, 2015, the Company wrote down long-lived assets with a carrying value of $60.7 million to a fair value of $14.8 million, resulting in recognized asset impairment charges of properties, plants and equipment of $45.9 million. These charges include $15.0 million of impairment charges related to Venezuelan properties, plants and equipment, net, $11.4 million of impairment charges related to assets recognized at fair value in the Company's reconditioning business, $1.5 million of IT software assets that were identified as obsolete, $0.5 million other-than-temporary impairment of equity method investment within the Flexible Products & Services segment, $10.9 million of impairment charges related to plant closures within the Rigid Industrial Packaging & Services and Flexible Products & Services segments, and $6.6 million of various machinery and equipment determined to be obsolete.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
During the year ended October 31, 2017, the Company wrote down the assets and liabilities of one asset group that was held for sale with a carrying value of $69.2 million to a fair value of $63.6 million, resulting in recognized asset impairment charges of $5.6 million for goodwill allocated to the business classified as held for sale. Additionally during the year ended October 31, 2017, one asset group that was classified as held for sale at October 31, 2016 was reclassified to held and used at net realizable value, resulting in no impairment. The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers. During the year ended October 31, 2016, the Company wrote down assets and liabilities held for sale with a carrying value of

$70.6 million to a fair value of $33.0 million, resulting in recognized asset impairment charges of $37.6 million. During the year ended October 31, 2016, three asset groups were reclassified to assets and liabilities held for sale, resulting in a $23.6 million impairment to net realizable value. Included in that impairment was $9.1 million of goodwill allocated to the business classified as held for sale. During the year ended October 31, 2015, one asset group that was classified as held for sale was remeasured to net realizable value, resulting in a $14.0 million impairment. The asset impairment included $11.9 million of goodwill allocated to the business classified as held for sale. Additionally during the year ended October 31, 2015, two asset groups that were classified as held for sale at October 31, 2014 were reclassified to held and used, resulting in a $3.0 million impairment to net realizable value. The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
Goodwill and Indefinite-Lived Intangibles
On an annual basis or when events or circumstances indicate impairment may have occurred, the Company performs impairment tests for goodwill and intangibles as defined under ASC 350, “Intangibles-Goodwill and Other.” As of August 1, 2017, the Company concluded that the carrying amount of the Rigid Industrial Packaging & Services – Latin America reporting unit exceeded the fair value of the reporting unit and the goodwill of Rigid Industrial Packaging & Services – Latin America $13.0 million was fully impaired. See Note 5 for additional information. The Company concluded that no such impairment existed as of October 31, 2016 and 2015 under the former reporting unit structure.
NOTE 10 – STOCK-BASED COMPENSATION
Stock-based compensation is accounted for in accordance with ASC 718, “Compensation – Stock Compensation,” which requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The Company maintains two stock-based compensation plans, the 2001 Management Equity Incentive and Compensation Plan (the “2001 Plan”) and the 2005 Outside Directors Equity Award Plan (the “2005 Directors Plan”) however no stock options were granted in 2017, 2016 or 2015. In 2015, 10,000 stock option shares were exercised at a weighted average exercise price of $27.36 and no shares were exercised in 2016 or 2017. No shares were forfeited or exercised in 2017, 2016 or 2015.
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
The Company granted 31,075 shares of restricted stock with a grant date fair value of $53.80 under the Company’s Long Term Incentive Plan for 2016. The total stock expense recorded under the Long Term Incentive Plan was $1.7 million, $1.5 million and $1.4 million for the periods ended October 31, 2017, 2016 and 2015, respectively. All restricted stock awards under the Long Term Incentive Plan are fully vested at the date of award.
Under the Company’s 2005 Directors Plan, the Company granted 19,368 shares of restricted stock with a grant date fair value of $58.08 in 2017. The Company granted 42,435 shares of restricted stock with a grant date fair value of $26.51 under the Company’s 2005 Directors Plan in 2016. The total expense recorded under the plan was $1.1 million for the periods ended October 31, 2017, 2016, and 2015, respectively. All restricted stock awards under the 2005 Directors Plan are fully vested at the date of award.
During 2014, the Company awarded an officer, as part of the terms of his initial employment arrangement, 15,000 shares of Class A Common Stock under the 2001 Plan. These shares were issued subject to vesting and post-vesting restrictions on the sale or transfer until May 12, 2019. These shares fully vested in equal installments of 5,000 on May 12, 2015, 2016 and 2017. Share-based compensation expense was $0.1 million, $0.2 million, and $0.3 million for the periods ended October 31, 2017, 2016, and 2015 respectively.
The total stock compensation expenses recorded under the plans were $2.9 million, $2.8 million and $2.8 million for the periods ended October 31, 2017, 2016 and 2015 respectively.

NOTE 11 – INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state and local jurisdictions, and various non-U.S. jurisdictions.
The provision for income taxes consists of the following:

	Year Ended October 31,
(in millions)	2017	2016	2015
Current
Federal	$33.0	$20.3	$18.3
State and local	6.0	4.4	4.0
Non-U.S.	25.9	40.3	29.6
	64.9	65.0	51.9
Deferred
Federal	4.5	0.5	2.4
State and local	(2.0)	0.5	0.2
Non-U.S.	(0.2)	0.5	(6.1)
	2.3	1.5	(3.5)
	$67.2	$66.5	$48.4
The non-U.S. income before income tax expense was $85.2 million, $49.9 million and $44.8 million in 2017, 2016, and 2015, respectively. The U.S. income before income tax was $115.1 million, $91.3 million and $70.0 million in 2017, 2016, and 2015, respectively.
The following is a reconciliation of the provision for income taxes based on the federal statutory rate to the Company’s effective income tax rate:

	Year Ended October 31,
	2017	2016	2015
Federal statutory rate	35.00%	35.00%	35.00%
Impact of foreign tax rate differential	(9.86)%	(11.15)%	(10.10)%
State and local taxes, net of federal tax benefit	1.35%	2.19%	2.80%
Net impact of changes in valuation allowances	20.74%	1.91%	3.00%
Venezuela balance sheet remeasurement	—%	—%	5.90%
Non-deductible write-off and impairment of goodwill and other intangible assets	(0.02)%	7.37%	2.50%
Unrecognized tax benefits	(2.00)%	4.84%	2.50%
Permanent book-tax differences	(15.71)%	(4.78)%	(0.50)%
Withholding taxes	1.88%	4.64%	2.70%
Other items, net	2.20%	7.08%	(1.60)%
	33.58%	47.10%	42.20%
The Company included in the table above a $38.6 million and 19.26% change in valuation allowance, with offsetting amounts in permanent book-tax differences, for certain intercompany financing transactions.
The primary items which decreased the Company’s effective income tax rate from the federal statutory rate in 2017 were permanent book-tax differences, unrecognized tax benefits, the impact of foreign tax rates that differ from the federal statutory tax rate, and other immaterial items; offset primarily by increases in valuation allowances.
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
As discussed in Note 1 herein, with respect to its operations in Venezuela, the Company changed from the official exchange rate to the SIMADI rate requiring remeasurement of the Venezuelan balance sheet during 2015. This balance sheet remeasurement contributed 5.90 percent to the Company's effective tax rate. The net $19.4 million charge to the income statement had no tax benefit.
The components of the Company’s deferred tax assets and liabilities as of October 31 for the years indicated were as follows:

(in millions)	2017	2016
Deferred Tax Assets
Net operating loss and other carryforwards	$116.4	$83.0
Pension liabilities	38.8	57.0
Insurance operations	2.3	2.7
Incentive liabilities	14.7	8.0
Environmental reserves	1.4	1.3
Inventories	7.6	7.8
State income taxes	7.1	7.0
Postretirement benefit obligations	3.0	3.1
Other	16.6	9.1
Interest accrued	3.1	1.2
Allowance for doubtful accounts	1.6	1.9
Restructuring reserves	0.6	1.1
Deferred compensation	4.2	3.8
Foreign tax credits	5.1	2.4
Vacation accruals	1.4	1.5
Workers compensation accruals	4.5	6.7
Total Deferred Tax Assets	228.4	197.6
Valuation allowance	(132.4)	(92.1)
Net Deferred Tax Assets	$96.0	$105.5

Deferred Tax Liabilities
Properties, plants and equipment	$99.1	$86.5
Goodwill and other intangible assets	74.0	80.4
Foreign income inclusion	1.1	1.1
Foreign exchange gains	0.2	5.7
Other	15.4	—
Timberland transactions	113.5	115.8
Total Deferred Tax Liabilities	303.3	289.5
Net Deferred Tax Liability	$(207.3)	$(184.0)
The Company included in the above table a $38.6 million deferred tax asset associated with foreign net operating loss carryforwards and a corresponding $38.6 million valuation allowance in a jurisdiction for which the Company determined utilization is remote.

As of October 31, 2017, the Company had income tax benefits of $116.4 million from net operating loss carryforwards, almost all of which were related to non-US operations. The Company has recorded valuation allowances of $127.3 million and $89.9 million against non-US deferred tax assets as of October 31, 2017 and 2016 respectively. The Company has also recorded valuation allowances of $5.1 million and $2.3 million, as of October 31, 2017 and 2016, respectively, against U.S. deferred tax assets. The Company had net changes in valuation allowances in 2017 of $40.3 million, resulting in a net increase of 20.74% in the effective tax rate related to these changes.

Prior to the first quarter of 2017, the Company asserted under ASC 740-30, formerly Accounting Principles Board opinion 23 ("APB 23"), that unremitted earnings of its subsidiaries directly or indirectly owned by Greif International Holding BV (“GIH”) were permanently reinvested. As a result of the Company’s debt re-financing concluded in November 2016, the Company reassessed its unremitted earnings position in the first quarter of 2017. The Company concluded that the unremitted earnings of subsidiaries owned directly, or indirectly, by GIH may be used to fully fund the repayment of up to €187.0 million ($203.9 million as of April 30, 2017) of third-party debt of GIH’s non-U.S. parent company, Greif Luxembourg Holding Sarl, a company organized under the laws of Luxembourg. During the 2017 fiscal year, €187.0 million ($203.9 million as of April 30, 2017) of the debt was repaid, utilizing, in part, $104.0 million of pre-2017 earnings distributed during the year. As a result, deferred tax liabilities of $2.0 million related to withholding taxes have been recorded through the fourth quarter of 2017 (initially measured at $3.6 million) with respect to the $104.0 million of pre-2017 unremitted earnings, which represents the total tax liability less current year dividends and releases for all of the pre-2017 unremitted earnings expected to be remitted.
Beginning in fiscal year 2017, deferred tax liabilities have been recorded on current year earnings not required to be immediately reinvested by the respective subsidiaries of the foreign holding companies (“Foreign Holdcos”) (including holding companies such as GIH, Greif Luxembourg Holding Sarl, and Greif UK International Holding Ltd).
Other than the change in assertion with respect to current year earnings, the Company has not recognized U.S. deferred income taxes on a cumulative total of $646.4 million of undistributed earnings from certain of the Company's non-U.S. subsidiaries as of October 31, 2017. The Company's intention is to reinvest these earnings indefinitely outside the U.S. or to repatriate the earnings only when it is tax-efficient to do so. Therefore, no U.S. tax provision has been accrued related to the repatriation of these earnings. Furthermore, given the uncertainty as to whether the Company will decide in the future to repatriate earnings and the wide variation in results depending on the various alternatives it could deploy should the Company decide to do so, it is difficult to make a reliable estimate as to the amount of any additional taxes which may be payable on such undistributed earnings.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)	2017	2016	2015
Balance at November 1	$29.7	$29.6	$34.3
Increases in tax positions for prior years	2.1	5.7	8.5
Decreases in tax positions for prior years	(1.8)	(10.5)	(2.2)
Increases in tax positions for current years	6.7	6.9	6.2
Settlements with taxing authorities	(7.4)	—	(5.7)
Lapse in statute of limitations	(4.6)	(2.6)	(6.2)
Currency translation	2.1	0.6	(5.3)
Balance at October 31	$26.8	$29.7	$29.6
The 2017 net decrease is primarily related to decreases related to the settlement of prior years’ tax audits and lapse in statute of limitations, offset by increases in unrecognized tax benefits related to prior years and the current year. The Company files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and various non-U.S. jurisdictions and is subject to audit by various taxing authorities for 2012 through the current fiscal year. The Company has completed its U.S. federal tax audit for the tax years through 2013.
The October 31, 2017, 2016, 2015 balances include $26.8 million, $28.5 million and $28.5 million, respectively, of unrecognized tax benefits that, if recognized, would have an impact on the effective tax rate. The Company also recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense net of tax, as applicable. As of October 31, 2017 and October 31, 2016, the Company had $3.7 million and $5.6 million, respectively, accrued for the payment of interest and penalties.
The Company has estimated the reasonably possible expected net change in unrecognized tax benefits through October 31, 2017 under ASC 740. The Company’s estimate is based on lapses of the applicable statutes of limitations, settlements and payments of uncertain tax positions. The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from zero to $5.0 million. Actual results may differ materially from this estimate.
NOTE 12 – POST RETIREMENT BENEFIT PLANS
Defined Benefit Pension Plans

The Company has certain non-contributory defined benefit pension plans for salaried and hourly employees in the United States, Canada, Germany, the Netherlands, South Africa and the United Kingdom. The Company uses a measurement date of October 31 for fair value purposes for its pension plans. The salaried employees plans’ benefits are based primarily on years of service and earnings. The hourly employees plans’ benefits are based primarily upon years of service. Certain benefit provisions are subject to collective bargaining. The Company contributes an amount that is not less than the minimum funding and not more than the maximum tax-deductible amount to these plans. Salaried employees in the United States who commence service on or after November 1, 2007 and, with respect to such plans outside the U.S., salaried employees outside the U.S. who commence service on various dates in the preceding five years are not eligible to participate in the defined benefit pension plans, but are eligible to participate in a defined contribution retirement program. The category “Other International” represents the noncontributory defined benefit pension plans in Canada and South Africa.
Pension plan contributions by the Company totaled $14.4 million during 2017, which consisted of $11.1 million of employer contributions and $3.3 million of benefits paid directly by the Company. Pension plan contributions, including benefits paid directly by the Company, totaled $20.6 million and $11.4 million during 2016 and 2015, respectively. Contributions, including benefits paid directly by the Company, during 2018 are expected to be approximately $20.6 million.
The following table presents the number of participants in the defined benefit plans:

October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,442	1,306	67	—	69	—
Vested former employees and deferred members	1,442	804	72	431	89	46
Retirees and beneficiaries	2,421	925	254	699	488	55

October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Active participants	1,573	1,405	95	—	73	—
Vested former employees	2,149	1,484	60	462	89	54
Retirees and beneficiaries	4,114	2,565	258	699	534	58
The actuarial assumptions are used to measure the year-end benefit obligations as of October 31, 2017 and the pension costs for the subsequent year were as follows:

For the year ended October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.01%	3.79%	1.72%	2.37%	1.55%	4.46%
Expected return on plan assets	5.39%	6.25%	N/A	6.00%	1.20%	5.70%
Rate of compensation increase	2.87%	3.00%	2.75%	N/A	2.25%	N/A
For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.08%	3.79%	1.50%	2.44%	1.32%	4.31%
Expected return on plan assets	5.51%	6.25%	N/A	6.00%	1.88%	5.77%
Rate of compensation increase	2.87%	3.00%	2.75%	N/A	2.25%	N/A
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
Discount rate	3.71%	4.37%	2.10%	3.45%	1.98%	4.82%
Expected return on plan assets	5.47%	6.25%	N/A	6.00%	2.06%	5.99%
Rate of compensation increase	3.01%	3.00%	2.75%	3.50%	2.25%	N/A
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
Based on the Company's analysis of future expectations of asset performance, past return results, and its current and expected asset allocations, the Company has assumed a 5.51% long-term expected return on those assets for cost recognition in 2017. For the defined benefit pension plans, the Company applies its expected rate of return to a market-related value of assets, which stabilizes variability in the amounts to which the Company applies that expected return.
The Company amortizes experience gains and losses as well as the effects of changes in actuarial assumptions and plan provisions over a period no longer than the average future service of employees.
During the year ended October 31, 2017, in the United States, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $45.2 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant's respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $94.4 million and a non-cash pension settlement charge of $25.9 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss.
Additionally, in the United Kingdom, lump sum payments totaling $7.3 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant's respective pension benefit. These lump sum payments resulted in a non-cash pension settlement charge of $1.2 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss.
Finally, $1.8 million of projected benefit obligation for certain retirees in Germany was irrevocably transferred to a third-party buyer through the sale of a business resulting in $0.7 million of unrecognized net actuarial loss that was included in accumulated other comprehensive loss that was recognized as a loss on sale of business.
The settlement items described above will decrease future service costs for the Company's defined benefit plans.

Benefit Obligations
The components of net periodic pension cost include the following:

For the year ended October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$13.3	$11.8	$0.5	$0.5	$0.4	$0.1
Interest cost	18.2	12.9	0.5	3.8	0.7	0.3
Expected return on plan assets	(27.7)	(15.6)	—	(10.2)	(1.2)	(0.7)
Amortization of prior service cost	(0.1)	—	—	—	(0.1)	—
Recognized net actuarial loss	10.9	8.1	1.3	1.5	—	—
Special Events
Settlement*	27.8	25.9	0.7	1.2	—	—
Net periodic pension (benefit) cost	$42.4	$43.1	$3.0	$(3.2)	$(0.2)	$(0.3)
*Includes $0.7M that was recorded as a loss on sale of business
For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$12.4	$10.2	$0.5	$0.8	$0.7	$0.2
Interest cost	22.0	13.7	0.8	5.7	1.4	0.4
Expected return on plan assets	(32.1)	(19.0)	—	(10.7)	(1.7)	(0.7)
Amortization of prior service cost	(0.2)	(0.1)	—	—	(0.1)	—
Recognized net actuarial loss	11.4	9.3	1.0	0.8	0.3	—
Special Events
Settlement	0.1	—	—	—	—	0.1
Net periodic pension (benefit) cost	$13.6	$14.1	$2.3	$(3.4)	$0.6	$—
For the year ended October 31, 2015	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Service cost	$15.5	$11.3	$0.5	$1.8	$1.4	$0.5
Interest cost	27.6	17.3	0.9	6.5	2.4	0.5
Expected return on plan assets	(32.8)	(18.7)	—	(11.4)	(1.9)	(0.8)
Amortization of prior service cost	0.1	0.1	—	—	—	—
Recognized net actuarial loss	14.2	10.0	0.9	2.2	0.8	0.3
Special Events
Curtailment	0.5	$0.3	$—	$—	$—	$0.2
Settlement	0.1	$—	$—	$—	$—	$0.1
Special/contractual termination benefit	0.1	$—	$—	$—	$—	$0.1
Net periodic pension (benefit) cost	$25.3	$20.3	$2.3	$(0.9)	$2.7	$0.9
Benefit obligations are described in the following tables. Accumulated and projected benefit obligations (ABO and PBO) represent the obligations of a pension plan for past service as of the measurement date. ABO is the present value of benefits earned to date with benefits computed based on current compensation levels. PBO is ABO increased to reflect expected future compensation.

The following table sets forth the plans’ change in projected benefit obligation:

For the year ended October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$783.8	$470.2	$41.8	$171.4	$90.1	$10.3
Service cost	13.3	11.8	0.5	0.5	0.4	0.1
Interest cost	18.2	12.9	0.5	3.8	0.7	0.3
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(3.4)	(2.6)	—	(0.8)	0.1	(0.1)
Plan Amendments	(0.2)	—	—	—	(0.2)	—
Actuarial (gain) loss	13.2	4.7	(2.4)	10.5	(0.6)	1.0
Foreign currency effect	22.4	—	2.5	13.7	5.7	0.5
Benefits paid	(26.2)	(15.0)	(1.2)	(4.9)	(4.6)	(0.5)
Settlements	(101.7)	(94.4)	—	(7.3)	—	—
Business divestiture	(1.8)	—	(1.8)	—	—	—
Benefit obligation at end of year	$717.8	$387.6	$39.9	$186.9	$91.8	$11.6
For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$765.8	$432.1	$38.7	$184.0	$100.8	$10.2
Service cost	12.4	10.2	0.5	0.8	0.7	0.2
Interest cost	22.0	13.7	0.8	5.7	1.4	0.4
Plan participant contributions	0.2	—	—	—	0.2	—
Expenses paid from assets	(4.0)	(3.3)	—	(0.7)	0.2	(0.2)
Plan Amendments	0.5	0.5	—	—	—	—
Actuarial (gain) loss	70.1	39.1	3.6	33.4	(7.1)	1.1
Foreign currency effect	(43.4)	—	(0.6)	(41.5)	(1.2)	(0.1)
Benefits paid	(39.8)	(22.1)	(1.2)	(10.3)	(4.9)	(1.3)
Benefit obligation at end of year	$783.8	$470.2	$41.8	$171.4	$90.1	$10.3

The following tables set forth the PBO, ABO, plan assets and instances where the ABO exceeds the plan assets for the respective years:

Actuarial value of benefit obligations
(in millions)	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
October 31, 2017
Projected benefit obligation	$717.8	$387.6	$39.9	$186.9	$91.8	$11.6
Accumulated benefit obligation	686.8	362.0	38.1	186.9	88.3	11.5
Plan assets	568.6	268.6	—	188.9	97.5	13.6
October 31, 2016
Projected benefit obligation	$783.8	$470.2	$41.8	$171.4	$90.1	$10.3
Accumulated benefit obligation	752.9	443.4	39.1	171.4	88.7	10.3
Plan assets	626.3	332.5	—	185.1	96.1	12.6
Plans with ABO in excess of Plan assets
October 31, 2017
Accumulated benefit obligation	$522.9	$362.0	$38.1	$111.3	$—	$11.5
Plan assets	379.7	268.6	—	100.3	—	10.8
October 31, 2016
Accumulated benefit obligation	$492.7	$443.4	$39.1	$—	$—	$10.2
Plan assets	342.5	332.5	—	—	—	10.0
Future benefit payments for the Company's global plans, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are as follows:

(in millions)	Expected Benefit Payments
Year(s)
2018	$38.2
2019	39.1
2020	38.5
2021	39.5
2022	41.4
2023-2027	220.5
Plan assets
The plans’ assets consist of U.S. and non-U.S. equity securities, government and corporate bonds, cash, insurance annuity mutual funds and not more than the allowable number of shares of the Company’s common stock, which was 247,507 Class A shares and 160,710 Class B shares at October 31, 2017 and 2016.
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

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

Asset Category	2017 Target	2017 Actual	2016 Target	2016 Actual
Equity securities	22%	24%	25%	29%
Debt securities	49%	44%	49%	40%
Other	29%	32%	26%	31%
Total	100%	100%	100%	100%
The fair value of the pension plans’ investments is presented below. The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 9.

For the year ended October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$626.3	$332.5	$—	$185.1	$96.1	$12.6
Actual return on plan assets	38.2	37.0	—	0.8	(0.4)	0.8
Expenses paid	(3.4)	(2.6)	—	(0.8)	0.1	(0.1)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	20.9	—	—	14.4	6.1	0.4
Employer contributions	11.0	9.0	—	1.5	—	0.5
Benefits paid out of plan	(22.9)	(12.9)	—	(4.8)	(4.6)	(0.6)
Settlements	(101.7)	(94.4)	—	(7.3)	—	—
Fair value of plan assets at end of year	$568.6	$268.6	$—	$188.9	$97.5	$13.6
For the year ended October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Change in plan assets:
Fair value of plan assets at beginning of year	$624.7	$311.1	$—	$208.4	$92.7	$12.5
Actual return on plan assets	71.6	29.8	—	31.5	9.3	1.0
Expenses paid	(4.0)	(3.3)	—	(0.7)	0.2	(0.2)
Plan participant contributions	0.2	—	—	—	0.2	—
Foreign currency impact	(47.1)	—	—	(45.6)	(1.4)	(0.1)
Employer contributions	17.3	14.9	—	1.8	—	0.6
Benefits paid out of plan	(36.4)	(20.0)	—	(10.3)	(4.9)	(1.2)
Fair value of plan assets at end of year	$626.3	$332.5	$—	$185.1	$96.1	$12.6

The following table presents the fair value measurements for the pension assets:

As of October 31, 2017 (in millions)	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$76.7	$126.1	$—	$202.8
Common stock	40.0	—	—	40.0
Cash	9.3	—	—	9.3
Corporate bonds	—	23.1	—	23.1
Government bonds	—	18.5	—	18.5
Other assets	—	3.9	—	3.9
Total Assets in the Fair Value Hierarchy	$126.0	$171.6	$—	$297.6
Investments Measured at Net Asset Value*				271.0
Investments at Fair Value	$126.0	$171.6	$—	$568.6

As of October 31, 2016 (in millions)	Fair Value Measurement
Asset Category	Level 1	Level 2	Level 3	Total
Mutual funds	$104.9	$44.9	$—	$149.8
Common stock	39.7	—	—	39.7
Cash	18.6	—	—	18.6
Corporate bonds	—	29.7	—	29.7
Government bonds	—	16.5	—	16.5
Total Assets in the Fair Value Hierarchy	$163.2	$91.1	$—	$254.3
Investments Measured at Net Asset Value*				372.0
Investments at Fair Value	$163.2	$91.1	$—	$626.3
*In accordance with Accounting Standard Codification 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

Financial statement presentation including other comprehensive income:

As of October 31, 2017	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$171.0	$94.7	$14.9	$57.0	$0.8	$3.6
Unrecognized prior service cost	(2.9)	(1.2)	—	—	(1.7)	—
Unrecognized initial net obligation	—	—	—	—	—	—
Accumulated other comprehensive loss (Pre-tax)	$168.1	$93.5	$14.9	$57.0	$(0.9)	$3.6
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$10.3	$—	$—	$1.9	$5.7	$2.7
Accrued benefit liability	(159.5)	(119.0)	(39.9)	—	—	(0.6)
Accumulated other comprehensive loss	168.1	93.5	14.9	57.0	(0.9)	3.6
Net amount recognized	$18.9	$(25.5)	$(25.0)	$58.9	$4.8	$5.7
As of October 31, 2016	Consolidated	United States	Germany	United Kingdom	Netherlands	Other International
(in millions)
Unrecognized net actuarial loss	$202.5	$145.4	$18.4	$36.4	$(0.1)	$2.4
Unrecognized prior service cost	(2.7)	(1.2)	—	—	(1.5)	—
Unrecognized initial net obligation	—	—	—	—	—	—
Accumulated other comprehensive loss (Pre-tax)	$199.8	$144.2	$18.4	$36.4	$(1.6)	$2.4
Amounts recognized in the Consolidated Balance Sheets consist of:
Prepaid benefit cost	$22.2	$—	$—	$13.7	$6.0	$2.5
Accrued benefit liability	(179.7)	(137.7)	(41.8)	—	—	(0.2)
Accumulated other comprehensive loss	199.8	144.2	18.4	36.4	(1.6)	2.4
Net amount recognized	$42.3	$6.5	$(23.4)	$50.1	$4.4	$4.7

(in millions)	October 31, 2017	October 31, 2016
Accumulated other comprehensive loss at beginning of year	$199.8	$188.6
Increase or (decrease) in accumulated other comprehensive (income) or loss
Net prior service costs amortized during fiscal year	0.1	0.2
Net loss amortized during fiscal year	(10.9)	(11.4)
Loss recognized during fiscal year due to settlement	(27.8)	(0.1)
Prior service credit occurring during fiscal year	(0.2)	0.5
Liability loss occurring during fiscal year	13.2	69.8
Asset gain occurring during fiscal year	(10.5)	(39.4)
Increase (decrease) in accumulated other comprehensive loss	$(36.1)	$19.6
Foreign currency impact	4.4	(8.4)
Accumulated other comprehensive loss at fiscal year end	$168.1	$199.8
In 2018, the Company expects to record an amortization loss of $0.2 million of prior service costs from shareholders’ equity into pension costs.

Defined contribution plans
The Company has several voluntary 401(k) savings plans that cover eligible employees. For certain plans, the Company matches a percentage of each employee’s contribution up to a maximum percentage of base salary. Company contributions to the 401(k) plans were $8.3 million in 2017, $7.2 million in 2016 and $7.8 million in 2015.
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
Benefits paid directly by the Company totaled $0.8 million, $1.1 million and $1.5 million for the fiscal years ending 2017, 2016 and 2015 respectively. Benefits paid directly by the Company during 2018 are expected to be approximately $1.5 million.
The following table presents the number of participants in the post-retirement health and life insurance benefit plan:

October 31, 2017	Consolidated	United States	South Africa
Active participants	20	12	8
Retirees and beneficiaries	653	567	86

October 31, 2016	Consolidated	United States	South Africa
Active participants	22	12	10
Retirees and beneficiaries	704	616	88
The discount rate actuarial assumptions at October 31 used to measure the year-end benefit obligations and the pension costs for the subsequent year were as follows:

For the year ended:	Consolidated	United States	South Africa
October 31, 2017	4.12%	3.44%	9.80%
October 31, 2016	4.10%	3.38%	9.50%
The components of net periodic cost for the postretirement benefits include the following:

	Year Ended October 31,
(in millions)	2017	2016	2015
Interest cost	0.5	0.5	0.7
Amortization of prior service cost (benefit)	(1.4)	(1.5)	(1.5)
Recognized net actuarial gain	(0.2)	(0.1)	(0.1)
Net periodic income	$(1.1)	$(1.1)	$(0.9)

The following table sets forth the plans’ change in benefit obligation:

(in millions)	October 31, 2017	October 31, 2016
Benefit obligation at beginning of year	$13.6	$14.9
Interest cost	0.5	0.5
Actuarial loss	(0.7)	(0.6)
Foreign currency effect	—	(0.1)
Benefits paid	(0.8)	(1.1)
Benefit obligation at end of year	$12.6	$13.6
Financial statement presentation included other comprehensive income:

(in millions)	October 31, 2017	October 31, 2016
Unrecognized net actuarial gain	$(2.6)	$(2.2)
Unrecognized prior service credit	(3.0)	(4.3)
Accumulated other comprehensive income	$(5.6)	$(6.5)
The accumulated postretirement health and life insurance benefit obligation and fair value of plan assets for the consolidated plans were $12.6 million and zero, respectively, as of October 31, 2017 compared to $13.6 million and zero, respectively, as of October 31, 2016.
The healthcare cost trend rates on gross eligible charges are as follows:

Medical
Current trend rate	6.7%
Ultimate trend rate	4.9%
Year ultimate trend rate reached (South Africa)	2019
Year ultimate trend rate reached (US)	2026
A one-percentage point change in assumed health care cost trend rates would have the following effects:

(in thousands)	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost components	$18.7	$(13.5)
Effect on postretirement benefit obligation	258.4	(222.7)
Future benefit payments, which reflect expected future service, as appropriate, during the next five years, and in the aggregate for the five years thereafter, are expected to be as follows:

(in millions)	Expected Benefit Payments
Year(s)
2018	$1.5
2019	1.2
2020	1.1
2021	1.1
2022	1.0
2023-2027	4.4

NOTE 13 – CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of our Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of October 31, 2017 and October 31, 2016, the estimated liability recorded related to these matters were $5.7 million and $1.3 million.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
During 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of December 20, 2017, no citations have been issued or fines assessed with respect to any of these proceedings. Since these proceedings are in their early stages, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a putative class action lawsuit filed in Wisconsin state court concerning one of CLCM’s  Milwaukee reconditioning facilities.  The plaintiffs are alleging that odors from this facility have invaded their property and are interfering with the use and enjoyment of their property and causing damage to the value of their property.   Plaintiffs are seeking compensatory and punitive damages, along with their legal fees. The Company and CLCM are vigorously defending themselves in this lawsuit.  Since this lawsuit is at an early stage, the Company is unable to predict the outcome of this lawsuit or estimate a range of reasonably possible losses.

Environmental Reserves
As of October 31, 2017 and 2016, environmental reserves were $7.1 million and $6.8 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of October 31, 2017 and 2016, environmental reserves of the Company included $4.3 million and $3.9 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.3 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities acquired in 2011 and 2010; $1.1 million and $1.7 million for remediation of sites no longer owned by the Company; and $1.4 million and $0.9 million for various other facilities around the world.
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
NOTE 14 – EARNINGS PER SHARE
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
The Company calculates EPS as follows:

Basic	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding
Diluted	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
Class A EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding
Basic	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
Class B EPS		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

* Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period, respectively:

	Year Ended October 31,
(in millions, except per share data)	2017	2016	2015
Numerator
Numerator for basic and diluted EPS –
Net income attributable to Greif	$118.6	$74.9	$71.9
Cash dividends	98.6	98.7	98.7
Undistributed net loss attributable to Greif, Inc.	$20.0	$(23.8)	$(26.8)
Denominator
Denominator for basic EPS –
Class A common stock	25.8	25.8	25.7
Class B common stock	22.0	22.1	22.1
Denominator for diluted EPS –
Class A common stock	25.8	25.8	25.7
Class B common stock	22.0	22.1	22.1
EPS Basic
Class A common stock	$2.02	$1.28	$1.23
Class B common stock	$3.02	$1.90	$1.83
EPS Diluted
Class A common stock	$2.02	$1.28	$1.23
Class B common stock	$3.02	$1.90	$1.83
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
In June 2017, the Company’s Board of Directors authorized the purchase of an additional 4,000,000 shares of Class A Common Stock or Class B Common Stock or any combination of the foregoing; this additional authorization was additive to the shares that remained outstanding under prior authorizations. In July 2017, the Company's Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock, which reduced the remaining amount of shares that may be repurchased by the Company to 4,703,487. During the year ended October 31, 2016, the Stock Repurchase Committee authorized and the Company executed the repurchase of 110,241 shares of Class B Common Stock as part of the program. There have been no other shares repurchased by the Company from November 1, 2014 through October 31, 2017. As of October 31, 2017, the Company had repurchased 3,296,513 shares, including 1,425,452 shares of Class A Common Stock and 1,871,061 shares of Class B Common Stock, under this program.
The following table summarizes the Company’s Class A and Class B common and treasury shares at the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
October 31, 2017:
Class A Common Stock	128,000,000	42,281,920	25,835,281	16,446,639
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
October 31, 2016:
Class A Common Stock	128,000,000	42,281,920	25,781,791	16,500,129
Class B Common Stock	69,120,000	34,560,000	22,009,725	12,550,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Year Ended October 31,
	2017	2016	2015
Class A Common Stock:
Basic shares	25,820,470	25,755,545	25,668,204
Assumed conversion of stock options and unvested shares	2,470	1,348	5,901
Diluted shares	25,822,940	25,756,893	25,674,105
Class B Common Stock:
Basic and diluted shares	22,009,193	22,062,089	22,119,966
No stock options were antidilutive for the years ended October 31, 2017, 2016, or 2015.
NOTE 15 – EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax for the years ended October 31, 2017, 2016 and 2015 were $2.0 million, $0.8 million and $0.8 million, respectively. Dividends received from the Company’s equity method affiliates for the years ended October 31, 2017, 2016 and 2015 were $0.4 million, $0.4 million and $0.2 million, respectively.
Net (income) loss attributable to noncontrolling interests
Net (income) loss attributable to noncontrolling interests represent the portion of earnings or losses from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were (deducted from) added to net income to arrive at net income attributable to the Company. Net (income) loss attributable to noncontrolling interests for the years ended October 31, 2017, 2016 and 2015 was $(16.5) million, $(0.6) million and $4.7 million, respectively.
NOTE 16 – LEASES
The table below contains information related to the Company’s rent expense:

	Year Ended October 31,
(in millions)	2017	2016	2015
Rent Expense	$41.0	$45.5	$50.4
The following table provides the Company’s minimum rent commitments under operating and capital leases in the next five years and the remaining years thereafter:

(in millions)	Operating Leases	Capital Leases
Fiscal year(s):
2018	$42.7	$0.1
2019	36.1	—
2020	30.9	—
2021	24.0	—
2022	21.3	—
Thereafter	68.0	—
Total	$223.0	$0.1

NOTE 17 – BUSINESS SEGMENT INFORMATION
The Company has eight operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management. The Rigid Industrial Packaging & Services reportable business segment is the aggregation of five operating segments: Rigid Industrial Packaging & Services – North America; Rigid Industrial Packaging & Services – Latin America; Rigid Industrial Packaging & Services – Europe, Middle East and Africa; Rigid Industrial Packaging & Services – Asia Pacific; and Rigid Industrial Packaging & Services – Tri-Sure.
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
Operations in the Land Management segment involve the management and sale of timber and special use properties from approximately 245,000 acres of timber properties in the southeastern United States. Land Management’s operations focus on the active harvesting and regeneration of its timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, the Company seeks to maintain a consistent cutting schedule, within the limits of market and weather conditions. The Company also sells, from time to time, timberland and special use properties, which consists of surplus properties, HBU properties, and development properties.
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

The following segment information is presented for each of the three years in the period ended October 31:

(in millions)	2017	2016	2015
Net sales:
Rigid Industrial Packaging & Services	$2,522.7	$2,324.2	$2,586.4
Paper Packaging & Services	800.9	687.1	676.1
Flexible Products & Services	286.4	288.1	322.6
Land Management	28.2	24.2	31.6
Total net sales	$3,638.2	$3,323.6	$3,616.7

Operating profit (loss):
Rigid Industrial Packaging & Services	$173.4	$143.9	$86.4
Paper Packaging & Services	83.3	89.1	109.3
Flexible Products & Services	5.7	(15.5)	(36.6)
Land Management	10.0	8.1	33.7
Total operating profit	$272.4	$225.6	$192.8

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$77.0	$84.6	$94.0
Paper Packaging & Services	31.9	31.6	28.7
Flexible Products & Services	7.0	7.7	8.6
Land Management	4.6	3.8	3.3
Total depreciation, depletion and amortization expense	$120.5	$127.7	$134.6

Capital expenditures:
Rigid Industrial Packaging & Services	$57.6	$53.9	$69.4
Paper Packaging & Services	23.2	27.2	56.4
Flexible Products & Services	2.6	3.2	3.2
Land Management	0.5	0.6	1.6
Total segment	83.9	84.9	130.6
Corporate and other	16.2	16.2	10.7
Total capital expenditures	$100.1	$101.1	$141.3

Assets:
Rigid Industrial Packaging & Services	$1,976.7	$1,930.8	$2,043.3
Paper Packaging & Services	459.8	439.8	444.0
Flexible Products & Services	163.2	156.1	187.0
Land Management	345.4	339.9	335.2
Total segment	2,945.1	2,866.6	3,009.5
Corporate and other	287.2	286.4	306.2
Total assets	$3,232.3	$3,153.0	$3,315.7
The following geographic information is presented for each of the three years in the period ended October 31:

(in millions)	2017	2016	2015
Net Sales:
United States	$1,779.3	$1,610.8	$1,688.3
Europe, Middle East, and Africa	1,322.4	1,208.4	1,287.2
Asia Pacific and other Americas	536.5	504.4	641.2
Total net sales	$3,638.2	$3,323.6	$3,616.7
The following table presents properties, plants and equipment, net by geographic region:

(in millions)	October 31, 2017	October 31, 2016
Properties, plants and equipment, net:
United States	$730.1	$723.3
Europe, Middle East, and Africa	322.0	308.5
Asia Pacific and other Americas	136.3	140.1
Total properties, plants and equipment, net	$1,188.4	$1,171.9
NOTE 18 – COMPREHENSIVE INCOME (LOSS)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the year ended October 31, 2017:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income	20.9	5.1	14.2	40.2
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
The following table provides the roll forward of accumulated other comprehensive income (loss) for the year ended October 31, 2016:

(in millions)	Foreign Currency Translation	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2015	$(256.6)	$(120.8)	$(377.4)
Other Comprehensive Loss	(13.6)	(7.4)	(21.0)
Balance as of October 31, 2016	$(270.2)	$(128.2)	$(398.4)
The components of accumulated other comprehensive income above are presented net of tax, as applicable.

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)
The quarterly results of operations for 2017 and 2016 are shown below:

	2017
(in millions, except per share amounts)	January 31,	April 30,	July 31,	October 31,
Net sales	$820.9	$887.4	$961.8	$968.1
Gross profit	$163.3	$181.9	$187.1	$182.4
Net income (loss) (1)	$8.0	$39.9	$47.5	$39.7
Net income (loss) attributable to Greif, Inc.(1)	$5.4	$36.0	$43.9	$33.3
Earnings (loss) per share
Basic:
Class A Common Stock	$0.10	$0.61	$0.74	$0.57
Class B Common Stock	$0.13	$0.92	$1.12	$0.85
Diluted:
Class A Common Stock	$0.10	$0.61	$0.74	$0.57
Class B Common Stock	$0.13	$0.92	$1.12	$0.85
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,787,769	25,824,194	25,834,636	25,835,281
Class B Common Stock	22,009,725	22,009,725	22,009,596	22,007,725
Diluted:
Class A Common Stock	25,792,441	25,828,882	25,835,294	25,835,281
Class B Common Stock	22,009,725	22,009,725	22,009,596	22,007,725
Market price (Class A Common Stock):
High	$57.72	$58.95	$60.32	$60.01
Low	$44.22	$51.70	$53.55	$55.00
Close	$56.28	$57.75	$55.68	$55.53
Market price (Class B Common Stock):
High	$70.20	$71.31	$66.60	$65.25
Low	$55.05	$56.93	$54.81	$57.58
Close	$68.94	$65.92	$59.26	$62.85
(1) The Company recorded the following significant transactions during the fourth quarter of 2017: (i) restructuring charges of $4.0 million; (ii) non-cash asset impairment charges of $14.9 million; (iii) pension settlement charges of $1.5 million; (iv) loss on disposals of properties, plants, equipment, net of $3.5 million; and (v) loss on disposals of businesses, net of $3.9 million. Refer to the Company's Form 10-Q filings with the SEC for prior quarter significant transactions or trends.

	2016
(in millions, except per share amounts)	January 31	April 30	July 31	October 31
Net sales	$771.4	$839.6	$845.0	$867.6
Gross profit	$151.3	$173.7	$176.5	$183.4
Net income(1)	$(9.9)	$32.5	$46.4	$6.5
Net income attributable to Greif, Inc.(1)	$(11.1)	$31.4	$46.1	$8.5
Earnings per share
Basic:
Class A Common Stock	$(0.19)	$0.53	$0.78	$0.14
Class B Common Stock	$(0.29)	$0.80	$1.18	$0.22
Diluted:
Class A Common Stock	$(0.19)	$0.53	$0.78	$0.14
Class B Common Stock	$(0.29)	$0.80	$1.18	$0.22
Earnings per share were calculated using the following number of shares:
Basic:
Class A Common Stock	25,697,512	25,761,733	25,781,146	25,781,791
Class B Common Stock	22,119,966	22,108,942	22,009,725	22,009,725
Diluted:
Class A Common Stock	25,704,023	25,766,609	25,783,184	25,785,266
Class B Common Stock	22,119,966	22,108,942	22,009,725	22,009,725
Market price (Class A Common Stock):
High	$33.77	$35.56	$40.09	$49.59
Low	$24.05	$23.17	$32.96	$38.92
Close	$25.51	$34.02	$39.77	$46.86
Market price (Class B Common Stock):
High	$45.80	$47.38	$55.48	$60.98
Low	$34.48	$32.91	$44.38	$50.26
Close	$35.11	$45.07	$52.41	$58.25
(1)The Company recorded the following significant transactions during the fourth quarter of 2016: (i) restructuring charges of $9.0 million; (ii) non-cash asset impairment charges of $6.5 million; (iii) gain on disposals of properties, plants, equipment, net of $0.8 million; and (iv) loss on disposal of businesses, net of $18.6 million. Refer to the Company's Form 10-Q filings with the SEC for prior quarter significant transactions or trends.
Shares of the Company’s Class A Common Stock and Class B Common Stock are listed on the New York Stock Exchange where the symbols are GEF and GEF.B, respectively.
As of December 14, 2017, there were 404 stockholders of record of the Class A Common Stock and 83 stockholders of record of the Class B Common Stock.
NOTE 20 —REDEEMABLE NONCONTROLLING INTERESTS
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
During the second quarter of 2016, the Company purchased the interest of one of the mandatorily redeemable noncontrolling interest holders that notified the Company of the exercise of its option requiring the Company to purchase its equity for the redemption price of $0.8 million. The Company has a contractual obligation to redeem the outstanding equity interest of each remaining partner in 2021 and 2022, respectively.
The following table provides a rollforward of the mandatorily redeemable noncontrolling interest for the years ended October 31, 2016 and 2017:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	10.4
Out-of period reversal of cumulative income allocated to noncontrolling interest	(1.2)
Out-of period mark to redemption value	0.1
Current period mark to redemption value	0.5
Repurchase of redeemable shareholder interest	(0.8)
Balance as of October 31, 2016	9.0
Current period mark to redemption value	0.2
Balance as of October 31, 2017	$9.2
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
Redeemable noncontrolling interests are reflected in the consolidated balance sheets at redemption value. The following table provides the rollforward of the redeemable noncontrolling interest for the years ended October 31, 2016 and 2017:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2015	$—
Reclassification of book value of noncontrolling interest	12.4
Out-of period mark to redemption value*	19.8
Current period mark to redemption value	2.1
Repurchase of redeemable shareholder interest	(5.5)
Redeemable noncontrolling interest share of income and other	4.8
Dividends to redeemable noncontrolling interest and other	(1.8)
Balance as of October 31, 2016	$31.8
Current period mark to redemption value	(0.5)
Redeemable noncontrolling interest share of income and other	1.4
Dividends to redeemable noncontrolling interest and other	(1.2)
Balance as of October 31, 2017	$31.5
* The out-of period mark to redemption value amounts were charged to retained earnings in the first quarter of 2016
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Greif, Inc. and subsidiary companies:

We have audited the accompanying consolidated balance sheets of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended October 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Greif, Inc. and subsidiary companies as of October 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (Unites States), the Company’s internal control over financial reporting as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Columbus, Ohio
December 20, 2017

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
As of October 31, 2017, management has assessed the effectiveness of the Company's internal control over financial reporting. In making this assessment, we used the criteria described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management concluded that the Company's internal control over financial reporting was effective as of October 31, 2017.
Our internal control over financial reporting as of October 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Greif, Inc. and subsidiary companies:

We have audited the internal control over financial reporting of Greif, Inc. and subsidiary companies (the “Company”) as of October 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2017, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended October 31, 2017 of the Company and our report dated December 20, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Columbus, Ohio
December 20, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors required by Items 401(a) and (d)-(f) of Regulation S-K will be found under the caption “Proposal Number 1 – Election of Directors” in the 2018 Proxy Statement, which information is incorporated herein by reference. Information regarding our executive officers required by Items 401(b) and (d)-(f) of Regulation S-K will be contained under the caption “Executive Officers of the Company” in the 2018 Proxy Statement, which information is incorporated herein by reference.
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of the date of this filing, the members of the Audit Committee were Bruce A. Edwards, John F. Finn, John W. McNamara, and Michael J. Gasser. Mr. Edwards is Chairperson of the Audit Committee. Our Board of Directors has determined that Mr. Edwards is the “audit committee financial expert,” as that term is defined in Item 401(h)(2) of Regulation S-K, and “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.
Information regarding the filing of reports of ownership under Section 16(a) of the Exchange Act by our officers and directors and persons owning more than 10 percent of a registered class of our equity securities required by Item 405 of Regulation S-K will be found under the caption “Corporate Governance—Stock Holdings of Certain Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Information concerning the procedures by which stockholders may recommend nominees to our Board of Directors will be found under the caption “Corporate Governance—Board of Directors—Director Nominations” in the 2018 Proxy Statement. There has been no material change to the nomination procedures we previously disclosed in the proxy statement for our 2017 annual meeting of stockholders.
Our Board of Directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This code of ethics is posted on our Internet Web site at www.greif.com under “Investors—Corporate Governance—Governance Documents.” Copies of this code of ethics are also available to any person, without charge, by making a written request to us. Requests should be directed to Greif, Inc., Attention: Corporate Secretary, 425 Winter Road, Delaware, Ohio 43015. Any amendment (other than any technical, administrative or other non-substantive amendment) to, or waiver from, a provision of this code will be posted on our website described above within four business days following its occurrence.
ITEM 11. EXECUTIVE COMPENSATION
The 2018 Proxy Statement will contain information regarding the following matters: information regarding executive compensation required by Item 402 of Regulation S-K will be found under the caption “Compensation Discussion and Analysis”; information required by Item 407(e)(4) of Regulation S-K will be found under the caption “Compensation Committee Interlocks and Insider Participation,” and information required by Item 407(e)(5) of Regulation S-K will be found under the caption “Compensation Committee Report.” This information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management required by Item 403 of Regulation S-K will be found under the caption “Stock Holdings of Certain Owners and Management” in the 2018 Proxy Statement, which information is incorporated herein by reference.
Information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will be found under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2018 Proxy Statement, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions required by Item 404 of Regulation S-K will be found under the caption “Certain Relationships and Related Transactions” in the 2018 Proxy Statement, which information is incorporated herein by reference.

Information regarding the independence of our directors required by Item 407(a) of Regulation S-K will be found under the caption “Corporate Governance – Director Independence” in the 2018 Proxy Statement, which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding principal accounting fees and services required by Item 9(e) of Schedule 14A will be found under the caption “Independent Registered Public Accounting Firm” in the 2018 Proxy Statement, which information is incorporated herein by reference.

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
Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2011, File No. 001-00566 (see Exhibit 99.3 therein).

10.1*	Greif, Inc. Directors’ Stock Option Plan.	Registration Statement on Form S-8, File No. 333-26977 (see Exhibit 4(b) therein).

10.2*	Greif, Inc. Incentive Stock Option Plan, as Amended and Restated.	Annual Report on Form 10-K for the fiscal year ended October 31, 1997, File No. 001-00566 (see Exhibit 10(b) therein).

10.3*	Greif, Inc. Amended and Restated Directors’ Deferred Compensation Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.2 therein).

10.4*	Supplemental Retirement Benefit Agreement.	Annual Report on Form 10-K for the fiscal year ended October 31, 1999, File No. 001-00566 (see Exhibit 10(i) therein).

10.5*	Second Amended and Restated Supplemental Executive Retirement Plan.	Annual Report on Form 10-K for fiscal year ended October 31, 2007, File No. 001-00566 (see Exhibit 10(f) therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.6*	Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006, File No. 001-00566 (see Exhibit 10.1 therein).

10.7*	Amendment No. 1 to Greif, Inc. Amended and Restated Long-Term Incentive Plan.	Annual Report on Form 10-K for the fiscal year ended October 31, 2014, File No. 001-00566 (See Exhibit 10.8 therein).

10.8*	Greif, Inc. Performance-Based Incentive Compensation Plan.	Definitive Proxy Statement on Form 14A dated January 25, 2002, File No. 001-00566 (see Exhibit B therein).

10.9*	Amendment No. 1 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(i) therein).

10.10*	Amendment No. 2 to Greif, Inc. Performance-Based Incentive Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2013, File No. 001-00566 (See Exhibit 10.10 therein).

10.11*	Amendment No. 3 to Greif, Inc. Performance-Based Incentive Compensation Plan	Contained herein.

10.12*	Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Definitive Proxy Statement on Form DEF 14A dated January 26, 2001, File No. 001-00566 (see Exhibit A therein).

10.13*	Amendment No. 1 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2011, File No. 001-00566 (See Exhibit 10(k) therein).

10.14*	Amendment No. 2 to Greif, Inc. 2001 Management Equity Incentive and Compensation Plan	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 10.13.2 therein).

10.15*	Greif, Inc. 2000 Nonstatutory Stock Option Plan.	Registration Statement on Form S-8, File No. 333-61058 (see Exhibit 4(c) therein).

10.16*	2005 Outside Directors Equity Award Plan	Definitive Proxy Statement on Form DEF 14A, File No. 001-00566, filed with the Securities and Exchange Commission on January 21, 2005 (see Exhibit A therein).

10.17*	Form of Stock Option Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(c) therein).

10.18*	Form of Restricted Share Award Agreement for the 2005 Outside Directors Equity Award Plan of Greif, Inc.	Registration Statement on Form S-8, File No. 333-123133 (see Exhibit 4(d) therein).

10.19*	Amendment No. 1 to Greif, Inc. 2005 Outside Directors Equity Award Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016, File No. 001-00566 (see Exhibit 10.1 therein).

10.20*	Greif, Inc. Nonqualified Deferred Compensation Plan	Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008, File No. 001-00566 (see Exhibit 10.CC therein).

10.21*	Restricted Share Award Agreement under the 2001 Management Equity Incentive and Compensation Plan dated May 12, 2014, with Lawrence A. Hilsheimer	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2014, File No. 001-00566 (see Exhibit 10.1 therein).

Exhibit No.	Description of Exhibit	If Incorporated by Reference, Document with which Exhibit was Previously Filed with SEC
10.22
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

10.23
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
Current Report on Form 8-K dated December 20, 2012, File No. 001-00566 (see Exhibit 99.2 therein).

10.24	Formation Agreement dated as of June 14, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and National Scientific Company Limited and Dabbagh Group Holding Company Limited.	Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2010, File No. 001-00566 (see Exhibit 10.2 therein).

10.25
Joint Venture Agreement dated as of September 29, 2010, by and among Greif, Inc. and Greif International Holding Supra C.V. and Dabbagh Group Holding Company Limited and National Scientific Company Limited.
Annual Report on Form 10-K for the fiscal year ended October 31, 2010, File No. 001-00566 (see Exhibit 10(ee) therein).

10.26
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

10.27
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
10.28
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

10.29
Subordinated Loan Agreement dated as of April 27, 2012, by and among Cooperage Receivables Finance B.V., as Main SPV, Greif Coordination Center BVBA, as Subordinated Lender, and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (trading as Rabobank International), London Branch, as Facility Agent, Funding Administrator and Main SPV Administrator.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2012, File No. 001-00566 (see Exhibit 10.4 therein).

10.30*	Defined Contribution Supplemental Executive Retirement Plan.	Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013, File No. 001-00566 (see Exhibit 10.1 therein).

10.31
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

10.32
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

10.33
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

10.34
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
10.35
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

10.36
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

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, File No. 001-00566 (see Exhibit 10.1 therein).

10.37
Amended and Restated Master Definition Agreement dated April 18, 2017, by and among Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. Trading as Rabobank London, Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., Nieuw Amsterdam Receivables Corporation S. À.R.L., Cooperage Receivables Finance B.V., Stichting Cooperage Receivables Finance Holding, Greif Services Belgium BVBA, Greif, Inc., the Originators as described therein and Trust International Management (T.I.M.) B.V.

Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017, File No. 001-00566 (see Exhibit 10.2 therein).

10.38
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

10.39
Second Amended and Restated Sale Agreement dated September 28, 2016, by and between Greif Packaging LLC, Delta Petroleum Company, Inc., American Flange & Manufacturing Co., Inc., and each other entity from time to time party hereto as an Originator, and Greif Receivables Funding LLC.
Current Report on Form 8-K dated October 4, 2016, File No. 001-00566 (see Exhibit 99.1 therein).

10.40
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
10.41
Amendment No. 1, dated September 27, 2017, to the Second Amended and Restated Transfer and Administration Agreement, dated September 28, 2016, among Greif Receivables Funding LLC, as Seller, Greif Packaging LLC, as Servicer and an Originator, Delta Petroleum Company, Inc. and American Flange & Manufacturing Co., Inc., as Originators, The Bank of Tokyo-Mitsubishi UFJ Ltd., as a Committed Investor, a Managing Agent and an Administrator, and Cooperatieve Rabobank U.A., New York Branch, as a Committed Investor, a Managing Agent, an Administrator and the Agent.

Contained herein
21	Subsidiaries of the Registrant.	Contained herein.
23	Consent of Deloitte & Touche LLP.	Contained herein.
24	Powers of Attorney for Michael J. Gasser, Vicki L. Avril, John F. Finn, John W. McNamara, Bruce A. Edwards, Daniel J. Gunsett, Judith D. Hook, Patrick J. Norton and Mark A. Emkes.	Annual Report on Form 10-K for the fiscal year ended October 31, 2015, File No. 001-00566 (See Exhibit 24 therein).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Contained herein.
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.	Contained herein.
32.2	Certification of Chief Financial Officer required byRule 13a-14(b) of the Securities Exchange Act of 1934 andSection 1350 of Chapter 63 of Title 18 of the United StatesCode.	Contained herein.
101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended October 31, 2017, formatted in XBRL (Extensive Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidate Balance Sheets, (iii) Consolidated Statements of Cash Flow, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.
Contained herein.

*	Executive compensation plans and arrangements required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Greif, Inc.
(Registrant)
Date:	December 20, 2017	By:	/s/ PETER G. WATSON
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
Peter G Watson
Each of the above signatures is affixed as of December 20, 2017.

SCHEDULE II
GREIF, INC. AND SUBSIDIARY COMPANIES
Consolidated Valuation and Qualifying Accounts and Reserves (Dollars in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended October 31, 2015:
Allowance for doubtful accounts	$16.8	$0.2	$(3.7)	$(1.5)	$11.8
Environmental reserves	$24.7	$1.7	$(16.8)	$(1.4)	$8.2

Year ended October 31, 2016:
Allowance for doubtful accounts	$11.8	$1.7	$(4.2)	$(0.5)	$8.8
Environmental reserves	$8.2	$1.1	$(2.5)	$—	$6.8

Year ended October 31, 2017:
Allowance for doubtful accounts	$8.8	$0.5	$(0.2)	$(0.2)	$8.9
Environmental reserves	$6.8	$1.1	$(1.1)	$0.3	$7.1