Form 10-Q
period 2018-01-31
GREIF INC
filed 2018-03-02
CIK 43920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
Commission File Number 001-00566
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of each of the issuer’s classes of common stock as of the close of business on February 26, 2018:

Class A Common Stock	25,920,750 shares
Class B Common Stock	22,007,725 shares

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions, except per share amounts)	2018	2017
Net sales	$905.7	$820.9
Cost of products sold	734.0	657.6
Gross profit	171.7	163.3
Selling, general and administrative expenses	103.8	96.6
Restructuring charges	4.1	(0.3)
Non-cash asset impairment charges	2.9	1.9
Gain on disposal of properties, plants and equipment, net	(4.6)	(1.0)
Loss on disposal of businesses, net	—	0.5
Operating profit	65.5	65.6
Interest expense, net	13.3	18.7
Pension settlement charge	—	23.5
Other expense, net	7.7	3.6
Income before income tax (benefit) expense, net	44.5	19.8
Income tax (benefit) expense	(15.6)	11.8
Net income	60.1	8.0
Net income attributable to noncontrolling interests	(3.6)	(2.6)
Net income attributable to Greif, Inc.	$56.5	$5.4
Basic earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.96	$0.10
Class B Common Stock	$1.44	$0.13
Diluted earnings per share attributable to Greif, Inc. common shareholders:
Class A Common Stock	$0.96	$0.10
Class B Common Stock	$1.44	$0.13
Weighted-average number of Class A common shares outstanding:
Basic	25.8	25.8
Diluted	25.8	25.8
Weighted-average number of Class B common shares outstanding:
Basic	22.0	22.0
Diluted	22.0	22.0
Cash dividends declared per common share:
Class A Common Stock	$0.42	$0.42
Class B Common Stock	$0.62	$0.62
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended January 31,
(in millions)	2018	2017
Net income	$60.1	$8.0
Other comprehensive income (loss), net of tax:
Foreign currency translation	38.4	(9.2)
Interest rate derivative	3.9	4.6
Minimum pension liabilities	(0.9)	28.1
Other comprehensive income, net of tax	41.4	23.5
Comprehensive income	101.5	31.5
Comprehensive income attributable to noncontrolling interests	4.0	0.9
Comprehensive income attributable to Greif, Inc.	$97.5	$30.6
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2018	October 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$94.3	$142.3
Trade accounts receivable, less allowance of $9.1 in 2018 and $8.9 in 2017	448.7	447.0
Inventories:
Raw materials	235.6	192.1
Work-in-process	12.0	11.5
Finished goods	89.3	75.9
Assets held for sale	1.2	2.2
Prepaid expenses	53.1	35.3
Other current assets	109.8	88.2
	1,044.0	994.5
Long-term assets
Goodwill	808.0	785.4
Other intangible assets, net of amortization	95.9	98.0
Deferred tax assets	13.6	10.5
Assets held by special purpose entities	50.9	50.9
Pension asset	11.8	10.3
Other long-term assets	100.7	94.3
	1,080.9	1,049.4
Properties, plants and equipment
Timber properties, net of depletion	277.4	276.2
Land	103.3	99.5
Buildings	443.2	428.3
Machinery and equipment	1,564.3	1,540.2
Capital projects in progress	90.1	80.2
	2,478.3	2,424.4
Accumulated depreciation	(1,275.1)	(1,236.0)
	1,203.2	1,188.4
Total assets	$3,328.1	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in millions)	January 31, 2018	October 31, 2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$378.4	$399.2
Accrued payroll and employee benefits	76.8	111.8
Restructuring reserves	4.8	5.2
Current portion of long-term debt	15.0	15.0
Short-term borrowings	8.1	14.5
Other current liabilities	150.3	142.2
	633.4	687.9
Long-term liabilities
Long-term debt	1,010.8	937.8
Deferred tax liabilities	168.3	217.8
Pension liabilities	161.2	159.5
Postretirement benefit obligations	12.2	12.6
Liabilities held by special purpose entities	43.3	43.3
Contingent liabilities and environmental reserves	8.3	7.1
Mandatorily redeemable noncontrolling interests	8.9	9.2
Long-term income tax payable	35.9	—
Other long-term liabilities	85.8	78.1
	1,534.7	1,465.4
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 17)	33.5	31.5
Equity
Common stock, without par value	149.1	144.2
Treasury stock, at cost	(135.5)	(135.6)
Retained earnings	1,390.5	1,360.5
Accumulated other comprehensive income (loss), net of tax:
Foreign currency translation	(211.3)	(249.3)
Interest rate derivative	9.6	5.1
Minimum pension liabilities	(114.9)	(114.0)
Total Greif, Inc. shareholders' equity	1,087.5	1,010.9
Noncontrolling interests	39.0	36.6
Total shareholders' equity	1,126.5	1,047.5
Total liabilities and shareholders' equity	$3,328.1	$3,232.3
See accompanying Notes to Condensed Consolidated Financial Statements

GREIF, INC. AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended January 31, (in millions)	2018	2017
Cash flows from operating activities:
Net income	$60.1	$8.0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	31.7	30.7
Non-cash asset impairment charges	2.9	1.9
Pension settlement charge	—	23.5
Gain on disposals of properties, plants and equipment, net	(4.6)	(1.0)
Loss on disposals of businesses, net	—	0.5
Unrealized foreign exchange loss	2.5	2.1
Deferred income tax benefit	(65.5)	(11.3)
Other, net	—	(0.6)
Increase (decrease) in cash from changes in certain assets and liabilities:
Trade accounts receivable	8.4	(2.3)
Inventories	(48.0)	(36.8)
Deferred purchase price on sold receivables	(22.9)	(23.1)
Accounts payable	(25.7)	(26.0)
Restructuring reserves	(0.6)	(4.1)
Pension and postretirement benefit liabilities	(1.7)	(2.1)
Other, net	9.7	(3.5)
Net cash used in operating activities	(53.7)	(44.1)
Cash flows from investing activities:
Purchases of properties, plants, and equipment	(28.0)	(21.3)
Purchases of and investments in timber properties	(2.6)	(2.1)
Proceeds from the sale of properties, plants, equipment and other assets	6.0	1.7
Proceeds from the sale of businesses	1.4	0.8
Net cash used in investing activities	(23.2)	(20.9)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	296.5	359.8
Payments on long-term debt	(238.1)	(353.5)
Proceeds (payments) on short-term borrowings, net	(6.2)	(10.3)
Proceeds from trade accounts receivable credit facility	—	155.3
Payments on trade accounts receivable credit facility	(2.8)	(53.6)
Dividends paid to Greif, Inc. shareholders	(24.5)	(24.5)
Dividends paid to noncontrolling interests	(0.4)	(0.5)
Net cash provided by financing activities	24.5	72.7
Effects of exchange rates on cash	4.4	(4.6)
Net increase (decrease) in cash and cash equivalents	(48.0)	3.1
Cash and cash equivalents at beginning of period	142.3	103.7
Cash and cash equivalents at end of period	$94.3	$106.8
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
The Company’s fiscal year begins on November 1 and ends on October 31 of the following year. Any references to the year 2018 or 2017, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The information filed herein reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheets as of January 31, 2018 and October 31, 2017, the condensed consolidated statements of income and comprehensive income for the three months ended January 31, 2018 and 2017 and the condensed consolidated statements of cash flows for the three months ended January 31, 2018 and 2017 of Greif, Inc. and its subsidiaries (the “Company”). The condensed consolidated financial statements include the accounts of Greif, Inc., all wholly-owned and consolidated subsidiaries and investments in limited liability companies, partnerships and joint ventures in which it has controlling influence or is the primary beneficiary. Non-majority owned entities include investments in limited liability companies, partnerships and joint ventures in which the Company does not have controlling influence and are accounted for using either the equity or cost method, as appropriate.
The unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q (this “Form 10-Q”) should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for its fiscal year ended October 31, 2017 (the “2017 Form 10-K”).
Newly Adopted Accounting Standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-07, "Compensation - Retirement Benefits (Topic 715)," which provides additional guidance in Accounting Standards Codification ("ASC") 715 for the presentation of net periodic benefit cost in the income statement and on the components eligible for capitalization in assets. This ASU requires the reporting of the service cost component to be in the same line item as other compensation costs arising from services rendered by the pertinent employees. Also, the other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This update also allows only the service cost component to be eligible for capitalization when applicable. The update is effective for the Company on November 1, 2018 using a retrospective approach for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic post-retirement benefit in assets. The Company early adopted ASU 2017-07 on November 1, 2017 using a retrospective approach for each period presented. The impact of adoption for the period ended January 31, 2018 was $1.8 million of net periodic benefit costs, other than the service cost components, being recorded in the line item "Other expense, net" in the condensed consolidated statements of income. For the period ended January 31, 2017, $23.5 million of pension settlement charge previously presented within operating profit has been presented outside of operating profit in the condensed consolidated statement of income due to the retrospective adoption of this ASU. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815)," which amends the accounting and disclosure requirements in ASC 815, "Derivatives and Hedging." The objective of this ASU is to improve transparency and reduce the complexity of hedge accounting. This ASU eliminates the separate recognition of periodic hedge ineffectiveness for cash flow and net investment hedges. The update is effective for the Company on November 1, 2019 using a modified retrospective approach and early adoption is permitted. The Company early adopted ASU 2017-12 on November 1, 2017 using a modified retrospective approach, which resulted in a reclassification of $0.6 million loss out of “Accumulated other comprehensive income (loss), net of tax” and into “Retained Earnings” related to elimination of the cumulative ineffectiveness of cash flow hedges at the adoption date. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures other than the impact discussed above.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The update is effective for the Company on November 1, 2018 using one of two retrospective application methods. The Company is in the process of determining the potential impact of adopting the new revenue standards including conducting internal training sessions and reviewing global revenue surveys and key revenue contracts. The Company anticipates that the impact of adoption will be limited to expanded disclosures with no material impact on its financial position, results of operations, comprehensive income or cash flows.
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
In August of 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)," which amends the classification of certain cash receipts and cash payments on the statement of cash flows. The update is effective for the Company on November 1, 2018 and early adoption is permitted, including any interim period. The update should be applied using a retrospective approach, excluding amendments for which retrospective application is impractical. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)," which improves the accounting for income tax consequences of intra-entity transfers of assets other than inventory. The update is effective for the Company on November 1, 2018 using a modified retrospective approach and early adoption is permitted, including any interim period. The Company is in the process of determining the potential impact of adopting this guidance on its financial position, results of operations, comprehensive income, cash flows and disclosures.
NOTE 2 — ACQUISITIONS AND DIVESTITURES
For the three months ended January 31, 2018, the Company completed no divestitures and no acquisitions. Proceeds from divestitures that were completed in fiscal year 2017 and collected during the three months ended January 31, 2018 were $0.5 million. Proceeds from divestitures that were completed in fiscal year 2015 and collected during the three months ended January 31, 2018 were $0.9 million. The Company has $2.9 million of notes receivable recorded from the sale of businesses.
For the three months ended January 31, 2017, the Company completed no divestitures and no acquisitions. The Company deconsolidated one nonstrategic business in the Flexible Products & Services segment during the first quarter of 2017, generating a loss on disposal of the business of $0.5 million.
NOTE 3 — SALE OF NON-UNITED STATES ACCOUNTS RECEIVABLE
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, an indirect wholly owned subsidiary of Greif, Inc. (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($123.8 million as of January 31, 2018). Under the terms of the European RPA, the Company has the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., an indirect wholly-owned subsidiary of Greif, Inc., entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.4 million as of January 31, 2018). Under the terms of the Singapore RPA, the Company has agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
The table below contains certain information related to the Company’s accounts receivable sales programs:

	Three Months Ended January 31,
(in millions)	2018	2017
European RPA
Gross accounts receivable sold to third party financial institution	$163.9	$137.6
Cash received for accounts receivable sold under the programs	145.6	122.0
Deferred purchase price related to accounts receivable sold	18.3	15.6
Loss associated with the programs	—	0.1
Expenses associated with the programs	—	—

Singapore RPA
Gross accounts receivable sold to third party financial institution	$10.8	$9.9
Cash received for accounts receivable sold under the program	8.9	8.0
Deferred purchase price related to accounts receivable sold	1.9	1.9
Loss associated with the program	—	—
Expenses associated with the program	—	—

Total RPAs and Agreements
Gross accounts receivable sold to third party financial institution	$174.7	$147.5
Cash received for accounts receivable sold under the program	154.5	130.0
Deferred purchase price related to accounts receivable sold	20.2	17.5
Loss associated with the program	—	0.1
Expenses associated with the program	—	—

The table below contains certain information related to the Company’s accounts receivable sales programs and the impact it has on the condensed consolidated balance sheets:

(in millions)	January 31, 2018	October 31, 2017
European RPA
Accounts receivable sold to and held by third party financial institution	$119.4	$116.3
Deferred purchase price asset (liability) related to accounts receivable sold	18.4	(4.2)

Singapore RPA
Accounts receivable sold to and held by third party financial institution	$6.3	$3.8
Deferred purchase price asset related to accounts receivable sold	0.9	0.5

Total RPAs and Agreements
Accounts receivable sold to and held by third party financial institution	$125.7	$120.1
Deferred purchase price asset (liability) related to accounts receivable sold	19.3	(3.7)
The deferred purchase price related to the accounts receivable sold is reflected as prepaid expenses and other current assets or other current liabilities on the Company’s condensed consolidated balance sheets and was initially recorded at an amount which approximates its fair value due to the short-term nature of these items. The cash received initially and the deferred purchase price relate to the sale or ultimate collection of the underlying receivables and are not subject to significant other risks given their short term nature; therefore, the Company reflects all cash flows under the accounts receivable sales programs as operating cash flows on the Company’s condensed consolidated statements of cash flows.
Additionally, the Company performs collections and administrative functions on the receivables sold, similar to the procedures it uses for collecting all of its receivables, including receivables that are not sold under the European RPA and the Singapore RPA. The servicing liability for these receivables is not material to the condensed consolidated financial statements.
NOTE 4 — ASSETS AND LIABILITIES HELD FOR SALE AND DISPOSALS OF PROPERTIES, PLANTS AND EQUIPMENT, NET
As of January 31, 2018, there were two asset groups within the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale. The assets held for sale are being marketed for sale, and it is the Company’s intention to complete the sales of these assets within twelve months following their initial classification as held for sale.
As of October 31, 2017, there were two asset groups in the Rigid Industrial Packaging & Services segment classified as assets and liabilities held for sale.
For the three months ended January 31, 2018, the Company recorded a gain on disposal of properties, plants and equipment, net of $4.6 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $3.4 million and special use property sales that resulted in gains of $1.2 million in the Land Management segment.
For the three months ended January 31, 2017, the Company recorded a gain on disposal of properties, plants and equipment, net of $1.0 million. This included disposals of assets in the Rigid Industrial Packaging & Services segment that resulted in gains of $0.6 million and special use property sales that resulted in gains of $0.4 million in the Land Management segment.

NOTE 5 — GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill by segment for the three month period ended January 31, 2018:

(in millions)	Rigid Industrial Packaging & Services	Paper Packaging & Services	Total
Balance at October 31, 2017	$725.9	$59.5	$785.4
Currency translation	22.6	—	22.6
Balance at January 31, 2018	$748.5	$59.5	$808.0
The following table summarizes the carrying amount of net other intangible assets by class as of January 31, 2018 and October 31, 2017:

(in millions)	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
January 31, 2018:
Indefinite lived:
Trademarks and patents	$13.8	$—	$13.8
Definite lived:
Customer relationships	$170.0	$101.9	$68.1
Trademarks and patents	11.6	5.1	6.5
Other	24.8	17.3	7.5
Total	$220.2	$124.3	$95.9

October 31, 2017:
Indefinite lived:
Trademarks and patents	$13.4	$—	$13.4
Definite lived:
Customer relationships	$170.2	$99.7	$70.5
Trademarks and patents	11.6	4.9	6.7
Other	23.4	16.0	7.4
Total	$218.6	$120.6	$98.0
Amortization expense for the three months ended January 31, 2018 and 2017 was $3.8 million and $3.8 million, respectively. Amortization expense for the next five years is expected to be $15.4 million in 2018, $15.0 million in 2019, $14.5 million in 2020, $12.8 million in 2021 and $8.9 million in 2022.
Definite lived intangible assets for the periods presented are subject to amortization and are being amortized using the straight-line method over periods that are contractually, legally determined, or over the period a market participant would benefit from the asset.

NOTE 6 — RESTRUCTURING CHARGES
The following is a reconciliation of the beginning and ending restructuring reserve balances for the three month period ended January 31, 2018:

(in millions)	Employee Separation Costs	Other Costs	Total
Balance at October 31, 2017	$3.9	$1.3	$5.2
Costs incurred and charged to expense	2.8	1.3	4.1
Costs paid or otherwise settled	(3.1)	(1.4)	(4.5)
Balance at January 31, 2018	$3.6	$1.2	$4.8
The focus for restructuring activities in 2018 is to continue to rationalize operations and close underperforming assets in the Rigid Industrial Packaging & Services and Flexible Products & Services segments. During the three months ended January 31, 2018, the Company recorded restructuring charges of $4.1 million, as compared to a benefit of $0.3 million recorded during the three months ended January 31, 2017. The restructuring activity for the three months ended January 31, 2018 consisted of $2.8 million in employee separation costs and $1.3 million in other restructuring costs.
The following is a reconciliation of the total amounts expected to be incurred from approved restructuring plans or plans that are being formulated and have not been announced as of the date of this Form 10-Q. Remaining amounts expected to be incurred are $16.1 million as of January 31, 2018 compared to $14.9 million as of October 31, 2017. The change was due to the formulations of new plans during the period.

(in millions)	Total Amounts Expected to be Incurred	Amounts Incurred During the three month period ended January 31, 2018	Amounts Remaining to be Incurred
Rigid Industrial Packaging & Services
Employee separation costs	$17.6	$2.6	$15.0
Other restructuring costs	1.2	1.2	—
	18.8	3.8	15.0
Flexible Products & Services
Employee separation costs	0.5	0.2	0.3
Other restructuring costs	0.9	0.1	0.8
	1.4	0.3	1.1
	$20.2	$4.1	$16.1
NOTE 7 — CONSOLIDATION OF VARIABLE INTEREST ENTITIES
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
Significant Nonstrategic Timberland Transactions
In 2005, the Company sold certain timber properties to Plum Creek Timberlands, L.P. (“Plum Creek”) in a series of transactions that included the creation of two separate legal entities that are now consolidated as separate VIEs. One is an indirect subsidiary of Plum Creek (the “Buyer SPE”), and the other is STA Timber LLC, an indirect wholly owned subsidiary of the Company (“STA Timber”). As of January 31, 2018 and October 31, 2017, consolidated assets of the Buyer SPE consisted of $50.9 million of restricted bank financial instruments which are expected to be held to maturity. For both of the three month periods ended January 31, 2018 and 2017, Buyer SPE recorded interest income of $0.6 million.

As of January 31, 2018 and October 31, 2017, STA Timber had consolidated long-term debt of $43.3 million. For both of the three month periods ended January 31, 2018 and 2017, STA Timber recorded interest expense of $0.6 million. The intercompany borrowing arrangement between the two VIEs is eliminated in consolidation. STA Timber is exposed to credit-related losses in the event of nonperformance by an issuer of a deed of guarantee in the transaction.
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
All entities contributed to the Flexible Packaging JV were existing businesses acquired by one of the Company's indirect subsidiaries that were reorganized under Greif Flexibles Asset Holding B.V. and Greif Flexibles Trading Holding B.V.
The following table presents the Flexible Packaging JV total net assets:

(in millions)	January 31, 2018	October 31, 2017
Cash and cash equivalents	$17.1	$14.4
Trade accounts receivable, less allowance of $1.7 in 2018 and $2.1 in 2017	55.4	52.5
Inventories	59.3	53.3
Properties, plants and equipment, net	31.1	31.2
Other assets	25.5	25.8
Total Assets	$188.4	$177.2

Accounts payable	$34.6	$33.8
Other liabilities	27.8	30.2
Total Liabilities	$62.4	$64.0
Net income attributable to the noncontrolling interest in the Flexible Packaging JV for the three months ended January 31, 2018 and 2017 was $1.1 million and $0.6 million, respectively.
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

NOTE 8 — LONG-TERM DEBT
Long-term debt is summarized as follows:

(in millions)	January 31, 2018	October 31, 2017
2017 Credit Agreement	$383.2	$323.8
Senior Notes due 2019	248.3	248.0
Senior Notes due 2021	246.3	230.9
Receivables Facility	147.2	150.0
Other debt	6.8	6.5
	1,031.8	959.2
Less current portion	15.0	15.0
Less deferred financing costs	6.0	6.4
Long-term debt	$1,010.8	$937.8
2017 Credit Agreement
On November 3, 2016, the Company and certain of its international subsidiaries entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaced in its entirety the $1.0 billion senior secured credit agreement entered into on December 19, 2012, by the Company and two of its international subsidiaries ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $687.4 million as of January 31, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. The Company used the term loan on February 1, 2017, to repay the principal of the Company’s $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $5.3 million as of January 31, 2018, and are recorded as a direct deduction from the long-term debt liability.
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
As of January 31, 2018, $383.2 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $368.2 million. The weighted average interest rate on the 2017 Credit Agreement was 2.69% for the three months ended January 31, 2018. The actual interest rate on the 2017 Credit Agreement was 2.74% as of January 31, 2018.
Senior Notes due 2019
On July 28, 2009, the Company issued $250.0 million of 7.75% Senior Notes due August 1, 2019. Interest on these Senior Notes is payable semi-annually. The financing costs associated with the Senior Notes due 2019 totaled $0.7 million as of January 31, 2018, and are recorded as a direct deduction from the long-term liability.

Senior Notes due 2021
On July 15, 2011, Greif, Inc.’s wholly-owned subsidiary, Greif Nevada Holdings, Inc., S.C.S. issued €200.0 million of 7.375% Senior Notes due July 15, 2021. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. Interest on these Senior Notes is payable semi-annually.
United States Trade Accounts Receivable Credit Facility
On September 27, 2017 the Company amended and restated its existing receivables facility in the United States which matured in September of 2017 to establish a $150.0 million United States Trade Accounts Receivable Credit Facility (the "Receivables Facility") with a financial institution. The Receivables Facility matures on September 26, 2018. The $147.2 million outstanding balance as of January 31, 2018 is reported in long-term debt in the condensed consolidated balance sheets because the Company intends to refinance the obligation on a long-term basis and has the intent and ability to consummate a long-term refinancing.
NOTE 9 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The following table presents the fair value for those assets and (liabilities) measured on a recurring basis as of January 31, 2018 and October 31, 2017:

	January 31, 2018
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$14.2	$—	$14.2	Other long-term assets and other current assets
Foreign exchange hedges	—	0.6	—	0.6	Other current assets
Foreign exchange hedges	—	(3.5)	—	(3.5)	Other current liabilities
Insurance annuity	—	—	22.0	22.0	Other long-term assets
Total	$—	$11.3	$22.0	$33.3

	October 31, 2017
	Fair Value Measurement
(in millions)	Level 1	Level 2	Level 3	Total	Balance Sheet Location
Interest rate derivatives	$—	$8.9	$—	$8.9	Other long-term assets and other current assets
Foreign exchange hedges	—	0.1	—	0.1	Other current assets
Foreign exchange hedges	—	(0.6)	—	(0.6)	Other current liabilities
Insurance annuity	—	—	20.7	20.7	Other long-term assets
Total	$—	$8.4	$20.7	$29.1

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts payable, current liabilities and short-term borrowings as of January 31, 2018 and October 31, 2017 approximate their fair values because of the short-term nature of these items and are not included in this table.

Interest Rate Derivatives
The Company has various borrowing facilities which charge interest based on the one month U.S. dollar LIBOR rate plus an interest spread. During the first quarter of 2017, the Company entered into a forward interest rate swap with a notional amount of $300.0 million. As of February 1, 2017, the Company began to receive variable rate interest payments based upon one month U.S. dollar LIBOR and in return was obligated to pay interest at a fixed rate of 1.194%. This effectively converted the borrowing rate on $300.0 million of debt from a variable rate to a fixed rate. This derivative is designated as a cash flow hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period during which the hedged transaction affects earnings. For additional disclosures of the gain or loss included with other comprehensive income, see also Note 15 to the interim condensed consolidated financial statements. The assumptions used in measuring fair value of the interest rate derivative are considered level 2 inputs, which are based upon LIBOR and interest paid based upon a designated fixed rate over the life of the swap agreements.
Losses reclassified to earnings under these contracts were $0.2 million and zero for the three months ended January 31, 2018, and 2017, respectively. A derivative gain of $2.3 million, based upon interest rates at January 31, 2018, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months.
Foreign Exchange Hedges
The Company conducts business in various international currencies and is subject to risks associated with changing foreign exchange rates. The Company’s objective is to reduce volatility associated with foreign exchange rate changes. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of certain existing foreign currency assets and liabilities, commitments and anticipated foreign currency cash flows. As of January 31, 2018, the Company had outstanding foreign currency forward contracts in the notional amount of $139.2 million ($80.1 million as of October 31, 2017). Adjustments to fair value are recognized in earnings, offsetting the impact of the hedged profits. The assumptions used in measuring fair value of foreign exchange hedges are considered level 2 inputs, which were based on observable market pricing for similar instruments, principally foreign exchange futures contracts.
Realized losses recorded in other expense, net under fair value contracts were $0.5 million and $1.3 million for the three months ended January 31, 2018 and 2017, respectively. The Company recognized in other expense, net an unrealized net loss of $3.1 million and $1.5 million during the three months ended January 31, 2018 and 2017, respectively.
Other Financial Instruments
The fair values of the Company’s 2017 Credit Agreement and the Receivables Facility do not materially differ from carrying value as the Company’s cost of borrowing is variable and approximates current borrowing rates. The fair values of the Company’s long-term obligations are estimated based on either the quoted market prices for the same or similar issues or the current interest rates offered for the debt of the same remaining maturities, which are considered level 2 inputs in accordance with ASC Topic 820, "Fair Value Measurements and Disclosures."
The following table presents the estimated fair values of the Company’s senior notes:

(in millions)	January 31, 2018	October 31, 2017
Senior Notes due 2019 estimated fair value	$266.2	$272.0
Senior Notes due 2021 estimated fair value	298.2	281.0
Assets held by special purpose entities estimated fair value	51.7	52.5

Non-Recurring Fair Value Measurements
The following table presents quantitative information about the significant unobservable inputs used to determine the fair value of the impairment of long-lived assets held and used and net assets held for sale for the three months ended January 31, 2018 and 2017:

	Quantitative Information about Level 3 Fair Value Measurements
(in millions)	Fair Value of Impairment	Valuation Technique	Unobservable Input	Range of Input Values
January 31, 2018
Impairment of Long Lived Assets	$2.9	Discounted Cash Flows	Discounted Cash Flows	N/A
Total	$2.9

January 31, 2017
Impairment of Net Assets Held for Sale	$1.5	Broker Quote/ Indicative Bids	Indicative Bids	N/A
Impairment of Long Lived Assets	0.4	Sales Value	Sales Value	N/A
Total	$1.9
Long-Lived Assets
The Company recognized asset impairment charges of $2.9 million during the three months ended January 31, 2018 and $1.9 million for the three months ended January 31, 2017. As a result of the Company measuring long-lived assets at fair value on a non-recurring basis, during the three months ended January 31, 2018, the Company recorded impairment charges related to properties, plants and equipment, net, of $1.5 million and charges related to intangible assets of $1.4 million in the Rigid Industrial Packaging & Services segment.
The assumptions used in measuring fair value of long-lived assets are considered level 3 inputs, which include bids received from third parties, recent purchase offers, market comparable information and discounted cash flows based on assumptions that market participants would use.
Assets and Liabilities Held for Sale
During the three month period ended January 31, 2018, one asset group was reclassified to assets and liabilities held for sale, resulting in a $0.4 million impairment to net realizable value. During the three month period ended January 31, 2017, one asset group was reclassified to assets and liabilities held for sale, resulting in $1.5 million impairment to net realizable value.
The assumptions used in measuring fair value of assets and liabilities held for sale are considered level 3 inputs, which include recent purchase offers, market comparables and/or data obtained from commercial real estate brokers.
NOTE 10 — INCOME TAXES
Income tax expense for the quarter was computed in accordance with ASC 740-270 "Income Taxes - Interim Reporting". Under this method, losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied. Income tax expense of the Company fluctuates primarily due to changes in income mix by jurisdiction, including changes in losses and income from jurisdictions for which a valuation allowance has been provided, and the impact of discrete items in the respective quarter.
The income tax benefit for the three months ended January 31, 2018 was $15.6 million; whereas, the income tax expense for the three months ended January 31, 2017 was $11.8 million.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”). The legislation significantly changed U.S. tax law by, among other things, lowering the corporate income tax rate from 35% to 21%, effective January 1, 2018; allowing for the acceleration of expensing for certain business assets; requiring companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries; and eliminating U.S. federal income tax on dividends from foreign subsidiaries. The rate change is administratively effective as of the beginning of our fiscal year, resulting in the Company using a blended statutory rate for the annual period of 23.33%. The SEC staff issued Staff Accounting Bulletin

No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to deemed repatriated earnings of $35.9 million tax expense and the revaluation of deferred tax assets and liabilities of $65.0 million tax benefit, and, as a result, the net benefit included in its consolidated financial statements for the quarter ended January 31, 2018 is $29.1 million. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analyses, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act.
NOTE 11 — POST RETIREMENT BENEFIT PLANS
The components of net periodic pension cost include the following:

	Three Months Ended January 31,
(in millions)	2018	2017
Service cost	$3.3	$3.3
Interest cost	4.6	4.6
Expected return on plan assets	(6.1)	(7.1)
Amortization of prior service cost and net actuarial gain	3.6	2.8
Net periodic pension costs	$5.4	$3.6
The Company made $6.8 million and $3.8 million in pension contributions in the three months ended January 31, 2018 and 2017, respectively.
The components of net periodic cost for post retirement benefits include the following:

	Three Months Ended January 31,
(in millions)	2018	2017
Service cost	$—	$—
Interest cost	0.1	0.1
Amortization of prior service cost and net actuarial gain	(0.4)	(0.3)
Net periodic benefit for post retirement benefits	$(0.3)	$(0.2)
The components of net periodic pension cost and net periodic cost for post retirement benefits, other than the service cost components, are included in the line item "Other expense, net" in the condensed consolidated statements of income.
During the three months ended January 31, 2017, in the United States, an annuity contract for approximately $49.2 million was purchased with defined benefit plan assets, and the pension obligation for certain retirees in the United States under that plan was irrevocably transferred from that plan to the annuity contract. Additionally, lump sum payments totaling $35.1 million were made from the defined benefit plan assets to certain participants who agreed to such payments, representing the current fair value of the participant’s respective pension benefit. The settlement items described above resulted in a decrease in the fair value of plan assets and the projected benefit obligation of $84.3 million and a non-cash pension settlement charge of $23.5 million of unrecognized net actuarial loss included in accumulated other comprehensive loss.
NOTE 12 — CONTINGENT LIABILITIES AND ENVIRONMENTAL RESERVES
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

The Company will accrue for contingencies related to litigation and regulatory matters if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable and unfavorable resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. The Company regularly reviews contingencies to determine whether its accruals are adequate. The amount of ultimate loss may differ from these estimates.
The Company is currently involved in legal proceedings outside of the United States related to various wrongful termination lawsuits filed by former employees and benefit claims filed by some existing employees of our Flexible Products & Services segment.  The lawsuits include claims for severance for employment periods prior to the Company’s ownership in the business.  As of January 31, 2018 and October 31, 2017, the estimated liability recorded related to these matters were $4.0 million and $5.7 million, respectively.  The estimated liability has been determined based on the number of active cases and the settlements and rulings on previous cases.  It is reasonably possible the estimated liability could increase if additional cases are filed or adverse rulings are made.
During 2017, three reconditioning facilities in the Milwaukee, Wisconsin area that are owned by Container Life Cycle Management LLC (“CLCM”), the Company’s U.S. reconditioning joint venture company, have been subject to investigations conducted by federal, state and local governmental agencies concerning, among other matters, potential violations of environmental laws and regulations. As a result of these investigations, the United States Environmental Protection Agency (“U.S. EPA”) and the Wisconsin Department of Natural Resources (“WDNR”) have issued notices of violations to the Company and CLCM regarding violations of certain federal and state environmental laws and regulations. The remedies being sought in these proceedings include compliance with the applicable environmental laws and regulations as being interpreted by the U.S. EPA and WDNR and monetary sanctions. The Company has cooperated with the governmental agencies in these investigations and proceedings. As of March 2, 2018, no material citations have been issued or fines assessed with respect to any of these proceedings. Since these proceedings are in their early stages, the Company is unable to predict the outcome of these proceedings or estimate a range of reasonable possible monetary sanctions or costs associated with any remedial actions that may be required or requested by the U.S. EPA or WDNR.
In addition, on November 8, 2017, the Company, CLCM and other parties were named as defendants in a punitive class action lawsuit filed in Wisconsin state court concerning one of CLCM’s Milwaukee reconditioning facilities.  The plaintiffs are alleging that odors from this facility have invaded their property and are interfering with the use and enjoyment of their property and causing damage to the value of their property.  Plaintiffs are seeking compensatory and punitive damages, along with their legal fees. The Company and CLCM are vigorously defending themselves in this lawsuit.  Since this lawsuit is at an early stage, the Company is unable to predict the outcome of this lawsuit or estimate a range of reasonably possible losses.
Environmental Reserves
As of January 31, 2018 and October 31, 2017, environmental reserves were $8.3 million and $7.1 million, respectively, and were recorded on an undiscounted basis. These reserves are principally based on environmental studies and cost estimates provided by third parties, but also take into account management estimates. The estimated liabilities are reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of relevant costs. For sites that involve formal actions subject to joint and several liabilities, these actions have formal agreements in place to apportion the liability. As of January 31, 2018 and October 31, 2017, environmental reserves of the Company included $4.4 million and $4.3 million, respectively, for various European drum facilities acquired from Blagden and Van Leer; $0.3 million and $0.3 million, respectively, for its various container life cycle management and recycling facilities; $1.9 million and $1.1 million, respectively, for remediation of sites no longer owned by the Company; and $1.7 million and $1.4 million, respectively, for various other facilities around the world.
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
NOTE 13 — EARNINGS PER SHARE
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
The Company calculates EPS as follows:

Basic Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class A Shares Outstanding

Diluted Class A EPS	=	40% * Average Class A Shares Outstanding	*	Undistributed Net Income	+	Class A Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Diluted Class A Shares Outstanding

Basic Class B EPS	=	60% * Average Class B Shares Outstanding	*	Undistributed Net Income	+	Class B Dividends Per Share
		40% * Average Class A Shares Outstanding + 60% * Average Class B Shares Outstanding		Average Class B Shares Outstanding

*Diluted Class B EPS calculation is identical to Basic Class B calculation
The following table provides EPS information for each period:

	Three Months Ended January 31,
(in millions)	2018	2017
Numerator for basic and diluted EPS
Net income attributable to Greif, Inc.	$56.5	$5.4
Cash dividends	(24.5)	(24.5)
Undistributed net income (loss) attributable to Greif, Inc.	$32.0	$(19.1)
The Class A Common Stock has no voting rights unless four quarterly cumulative dividends upon the Class A Common Stock are in arrears. The Class B Common Stock has full voting rights. There is no cumulative voting for the election of directors.
Common Stock Repurchases
The Board of Directors has authorized the Company to repurchase shares of the Company's Class A Common Stock or Class B Common Stock or any combination of the foregoing. As of January 31, 2018, the remaining amount of shares that may be repurchased under this authorization was 4,703,487. During 2017, the Stock Repurchase Committee authorized and the Company executed the repurchase of 2,000 shares of Class B Common Stock. There have been no other shares repurchased under this program from November 1, 2016 through January 31, 2018.

The following table summarizes the Company’s Class A and Class B common and treasury shares as of the specified dates:

	Authorized Shares	Issued Shares	Outstanding Shares	Treasury Shares
January 31, 2018
Class A Common Stock	128,000,000	42,281,920	25,916,479	16,365,441
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275

October 31, 2017
Class A Common Stock	128,000,000	42,281,920	25,835,281	16,446,639
Class B Common Stock	69,120,000	34,560,000	22,007,725	12,552,275
The following is a reconciliation of the shares used to calculate basic and diluted earnings per share:

	Three Months Ended January 31,
	2018	2017
Class A Common Stock:
Basic shares	25,845,758	25,787,769
Assumed conversion of restricted shares	—	4,672
Diluted shares	25,845,758	25,792,441
Class B Common Stock:
Basic and diluted shares	22,007,725	22,009,725
NOTE 14 — EQUITY EARNINGS OF UNCONSOLIDATED AFFILIATES, NET OF TAX AND NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Equity earnings of unconsolidated affiliates, net of tax
Equity earnings of unconsolidated affiliates, net of tax, were immaterial for the three months ended January 31, 2018 and 2017. There were no dividends received from the Company's equity method affiliates for the three months ended January 31, 2018 and 2017.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represent the portion of earnings from the operations of the Company’s consolidated subsidiaries attributable to unrelated third party equity owners that were deducted from net income to arrive at net income attributable to the Company. Net income attributable to noncontrolling interests for the three months ended January 31, 2018 and 2017 was $3.6 million and $2.6 million, respectively.

NOTE 15 — EQUITY AND COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes of equity from October 31, 2017 to January 31, 2018 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2017	47,843	$144.2	28,999	$(135.6)	$1,360.5	$(358.2)	$1,010.9	$36.6	$1,047.5
Net income					56.5		56.5	3.6	60.1
Other comprehensive income (loss):
- foreign currency translation						38.0	38.0	0.4	38.4
- interest rate derivative, net of income tax expense of $2.1 million					(0.6)	4.5	3.9		3.9
- minimum pension liability adjustment, net of immaterial income tax						(0.9)	(0.9)		(0.9)
Comprehensive income							97.5		101.5
Current period mark to redemption value of redeemable noncontrolling interest					(1.4)		(1.4)		(1.4)
Net income allocated to redeemable noncontrolling interests							—	(1.1)	(1.1)
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Dividends paid to noncontrolling interests							—	(0.5)	(0.5)
Long-term incentive shares issued	82	4.9	(82)	0.1			5.0		5.0
As of January 31, 2018	47,925	$149.1	28,917	$(135.5)	$1,390.5	$(316.6)	$1,087.5	$39.0	$1,126.5

The following table summarizes the changes of equity from October 31, 2016 to January 31, 2017 (Dollars in millions, shares in thousands):

	Capital Stock		Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Greif, Inc. Equity	Non controlling interests	Total Equity
	Common Shares	Amount	Treasury Shares	Amount
As of October 31, 2016	47,792	$141.4	29,050	$(135.6)	$1,340.0	$(398.4)	$947.4	$10.5	$957.9
Net income					5.4		5.4	2.6	8.0
Other comprehensive income (loss):
- foreign currency translation						(7.5)	(7.5)	(1.7)	(9.2)
- interest rate derivative, net of tax						4.6	4.6		4.6
- minimum pension liability adjustment, net of immaterial income tax						28.1	28.1		28.1
Comprehensive income							30.6		31.5
Current period mark to redemption value of redeemable noncontrolling interest					—		—		—
Net income allocated to redeemable noncontrolling interests							—	(1.0)	(1.0)
Other							—	0.1	0.1
Dividends paid to Greif, Inc. shareholders					(24.5)		(24.5)		(24.5)
Dividends paid to noncontrolling interests								(0.3)	(0.3)
Long-term incentive shares issued	29	1.5	(29)	—			1.5		1.5
As of January 31, 2017	47,821	$142.9	29,021	$(135.6)	$1,320.9	$(373.2)	$955.0	$10.2	$965.2
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2018:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2017	$(249.3)	$5.1	$(114.0)	$(358.2)
Other Comprehensive Income (Loss)	38.0	4.5	(0.9)	41.6
Current-period Other Comprehensive Income (Loss)	38.0	4.5	(0.9)	41.6
Balance as of January 31, 2018	$(211.3)	$9.6	$(114.9)	$(316.6)
The following table provides the rollforward of accumulated other comprehensive income (loss) for the three months ended January 31, 2017:

(in millions)	Foreign Currency Translation	Interest Rate Derivative	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance as of October 31, 2016	$(270.2)	$—	$(128.2)	$(398.4)
Other Comprehensive Income (Loss)	(7.5)	4.6	28.1	25.2
Current-period Other Comprehensive Income (Loss)	(7.5)	4.6	28.1	25.2
Balance as of January 31, 2017	$(277.7)	$4.6	$(100.1)	$(373.2)

The components of accumulated other comprehensive income (loss) above are presented net of tax, as applicable.
NOTE 16 — BUSINESS SEGMENT INFORMATION
The Company has eight operating segments, which are aggregated into four reportable business segments: Rigid Industrial Packaging & Services; Paper Packaging & Services; Flexible Products & Services; and Land Management.
The Company’s reportable business segments offer different products and services. The accounting policies of the reportable business segments are substantially the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” note in the 2017 Form 10-K. The measure of segment profitability that is used by the Company is operating profit.
The following segment information is presented for the periods indicated:

	Three Months Ended January 31,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$615.4	$561.5
Paper Packaging & Services	203.8	182.9
Flexible Products & Services	80.0	69.7
Land Management	6.5	6.8
Total net sales	$905.7	$820.9

Operating profit:
Rigid Industrial Packaging & Services	$31.2	$42.8
Paper Packaging & Services	27.9	20.0
Flexible Products & Services	3.2	0.6
Land Management	3.2	2.2
Total operating profit	$65.5	$65.6

Depreciation, depletion and amortization expense:
Rigid Industrial Packaging & Services	$20.6	$19.4
Paper Packaging & Services	8.3	8.3
Flexible Products & Services	1.8	1.9
Land Management	1.0	1.1
Total depreciation, depletion and amortization expense	$31.7	$30.7
The following table presents net sales to external customers by geographic area:

	Three Months Ended January 31,
(in millions)	2018	2017
Net sales:
United States	$432.7	$408.0
Europe, Middle East and Africa	331.3	285.9
Asia Pacific and other Americas	141.7	127.0
Total net sales	$905.7	$820.9

The following table presents total assets by segment and total properties, plants and equipment, net by geographic area:

(in millions)	January 31, 2018	October 31, 2017
Assets:
Rigid Industrial Packaging & Services	$2,099.9	$1,976.7
Paper Packaging & Services	461.6	459.8
Flexible Products & Services	172.1	163.2
Land Management	347.7	345.4
Total segments	3,081.3	2,945.1
Corporate and other	246.8	287.2
Total assets	$3,328.1	$3,232.3

Properties, plants and equipment, net:
United States	$728.2	$730.1
Europe, Middle East and Africa	337.6	322.0
Asia Pacific and other Americas	137.4	136.3
Total properties, plants and equipment, net	$1,203.2	$1,188.4
NOTE 17 — REDEEMABLE NONCONTROLLING INTERESTS
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
The following table summarizes the change in mandatorily redeemable noncontrolling interest for the three months ended January 31, 2018:

(in millions)	Mandatorily Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$9.2
Current period mark to redemption value	(0.3)
Balance as of January 31, 2018	$8.9
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

Redeemable noncontrolling interests are reflected in the condensed consolidated balance sheets at redemption value. The following table summarizes the change in redeemable noncontrolling interest for the three months ended January 31, 2018:

(in millions)	Redeemable Noncontrolling Interest
Balance as of October 31, 2017	$31.5
Current period mark to redemption value	1.4
Redeemable noncontrolling interest share of income and other	1.1
Dividends to redeemable noncontrolling interest and other	(0.5)
Balance as of January 31, 2018	$33.5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The terms “Greif,” “our company,” “we,” “us” and “our” as used in this discussion refer to Greif, Inc. and its subsidiaries. Our fiscal year begins on November 1 and ends on October 31 of the following year. Any references in this Form 10-Q to the years 2018 or 2017, or to any quarter of those years, relates to the fiscal year or quarter, as the case may be, ended in that year.
The discussion and analysis presented below relates to the material changes in financial condition and results of operations for our condensed consolidated balance sheets as of January 31, 2018 and October 31, 2017, and for the condensed consolidated statements of income for the three months ended January 31, 2018 and 2017. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements that appear elsewhere in this Form 10-Q and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2017 (the “2017 Form 10-K”). Readers are encouraged to review the entire 2017 Form 10-K, as it includes information regarding Greif not discussed in this Form 10-Q. This information will assist in your understanding of the discussion of our current period financial results.
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
Forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, whether expressed in or implied by the statements. Such risks and uncertainties that might cause a difference include, but are not limited to, the following: (i) historically, our business has been sensitive to changes in general economic or business conditions, (ii) we may not successfully implement our business strategies, including achieving our growth objectives, (iii) our operations subject us to currency exchange and political risks that could adversely affect our results of operations, (iv) the current and future challenging global economy and disruption and volatility of the financial and credit markets may adversely affect our business, (v) the continuing consolidation of our customer base and suppliers may intensify pricing pressure, (vi) we operate in highly competitive industries, (vii) our business is sensitive to changes in industry demands, (viii) raw material and energy price fluctuations and shortages may adversely impact our manufacturing operations and costs, (ix) geopolitical conditions, including direct or indirect acts of war or terrorism, could have a material adverse effect on our operations and financial results, (x) we may encounter difficulties arising from acquisitions, (xi) in connection with acquisitions or divestitures, we may become subject to liabilities, (xii) we may incur additional restructuring costs and there is no guarantee that our efforts to reduce costs will be successful, (xiii) we could be subject to changes in our tax rates, the adoption of new U.S. or foreign tax legislation or exposure to additional tax liabilities, (xiv) full realization of our deferred tax assets may be affected by a number of factors, (xv) several operations are conducted by joint ventures that we cannot operate solely for our benefit, (xvi) certain of the agreements that govern our joint ventures provide our partners with put or call options, (xvii) our ability to attract, develop and retain talented and qualified employees, managers and executives is critical to our success, (xviii) our business may be adversely impacted by work stoppages and other labor relations matters, (xix) we may not successfully identify illegal immigrants in our workforce, (xx) our pension and postretirement plans are underfunded and will require future cash contributions and our required future cash contributions could be higher than we expect, each of which could have a material adverse effect on our financial condition and liquidity, (xxi) we may be subject to losses that might not be covered in whole or in part by existing insurance reserves or insurance coverage, (xxii) our business depends on the uninterrupted operations of our facilities, systems and business functions, including our information technology (IT) and other business systems, (xxiii) a security breach of customer, employee, supplier or Company information may have a material adverse effect on our business, financial condition and results of operations, (xxiv) legislation/regulation related to environmental and health and safety matters and corporate social responsibility could negatively impact our operations and financial performance, (xxv) product liability claims and other legal proceedings could adversely affect our operations and financial performance, (xxvi) we may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, competition or other laws, (xxvii) changing climate, climate change regulations and greenhouse gas effects may adversely affect our operations and financial performance, (xxviii) the frequency and volume of our timber and timberland sales will impact our financial performance, (xxix) changes in U.S. generally accepted accounting principles (U.S. GAAP) and SEC rules and regulations could materially impact our reported results, (xxx) if we fail to maintain an effective system of internal control, we may not be able to accurately report financial results or prevent fraud, and (xxxi) we have a significant amount of goodwill and long-lived assets which, if impaired in the future, would adversely impact our results of operations. The risks described above are not all-inclusive, and given these and other possible risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. For a detailed discussion of the most significant risks and uncertainties that could cause our actual results to differ materially from those forecasted, projected or anticipated, see “Risk Factors” in Part I, Item 1A of our most recently filed Form 10-K and our other filings with the Securities and Exchange Commission. All forward-looking statements made in this Form 10-Q are expressly qualified in their entirety by reference to such risk factors. Except to the limited extent required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
As of January 31, 2018, we owned approximately 245,000 acres of timber properties in the southeastern United States. Our Land Management team is focused on the active harvesting and regeneration of our United States timber properties to achieve sustainable long-term yields. While timber sales are subject to fluctuations, we seek to maintain a consistent cutting schedule, within the limits of market and weather conditions. We also sell, from time to time, timberland and special use properties, which consist of surplus properties, higher and better use (“HBU”) properties and development properties.
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
Our critical accounting policies are discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of the 2017 Form 10-K. We believe that the consistent application of these policies enables us to provide readers of the condensed consolidated financial statements with useful and reliable information about our results of operations and financial condition. No material changes to our critical accounting policies, as previously disclosed, have occurred during the first three months of fiscal 2018.
Recently Issued and Newly Adopted Accounting Standards
See Note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for a detailed description of recently issued and newly adopted accounting standards.

RESULTS OF OPERATIONS
The following comparative information is presented for the three months ended January 31, 2018 and 2017. Historical revenues and earnings may or may not be representative of future operating results as a result of various economic and other factors.
Items that could have a significant impact on the financial statements include the risks and uncertainties listed in Part I, Item 1A — Risk Factors, of the 2017 Form 10-K. Actual results could differ materially using different estimates and assumptions, or if conditions are significantly different in the future.
The non-GAAP financial measure of EBITDA is used throughout the following discussion of our results of operations. EBITDA is defined as net income, plus interest expense, net, plus income tax (benefit) expense, plus depreciation, depletion and amortization. Since we do not calculate net income by business segment, EBITDA by business segment is reconciled to operating profit by business segment. We use EBITDA as one of the financial measures to evaluate our historical and ongoing operations and believe that this non-GAAP financial measure is useful to enable investors to perform meaningful comparisons of our historical and current performance. In addition, we present our U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses, net, which are non-GAAP financial measures.  We believe that excluding the impact of these special items (non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and losses on sales of businesses) enable investors to perform a meaningful comparison of the geographic source of our income before income tax expense and is information that investors find valuable.  The foregoing non-GAAP financial measures are intended to supplement and should be read together with our financial results. These non-GAAP financial measures should not be considered an alternative or substitute for, and should not be considered superior to, our reported financial results. Accordingly, users of this financial information should not place undue reliance on the non-GAAP financial measures.
First Quarter Results
The following table sets forth the net sales, operating profit and EBITDA for each of our business segments for the three month periods ended January 31, 2018 and 2017:

	Three Months Ended January 31,
(in millions)	2018	2017
Net sales:
Rigid Industrial Packaging & Services	$615.4	$561.5
Paper Packaging & Services	203.8	182.9
Flexible Products & Services	80.0	69.7
Land Management	6.5	6.8
Total net sales	$905.7	$820.9

Operating profit:
Rigid Industrial Packaging & Services	$31.2	$42.8
Paper Packaging & Services	27.9	20.0
Flexible Products & Services	3.2	0.6
Land Management	3.2	2.2
Total operating profit	$65.5	$65.6

EBITDA:
Rigid Industrial Packaging & Services	$44.5	$45.7
Paper Packaging & Services	36.0	19.1
Flexible Products & Services	4.8	1.2
Land Management	4.2	3.2
Total EBITDA	$89.5	$69.2

The following table sets forth EBITDA, reconciled to net income and operating profit, for our consolidated results for the three month periods ended January 31, 2018 and 2017:

	Three Months Ended January 31,
(in millions)	2018	2017
Net income	$60.1	$8.0
Plus: interest expense, net	13.3	18.7
Plus: income tax (benefit) expense	(15.6)	11.8
Plus: depreciation, depletion and amortization expense	31.7	30.7
EBITDA	$89.5	$69.2
Net income	$60.1	$8.0
Plus: interest expense, net	13.3	18.7
Plus: pension settlement charge	—	23.5
Plus: income tax (benefit) expense	(15.6)	11.8
Plus: other expense, net	7.7	3.6
Operating profit	65.5	65.6
Less: other expense, net	7.7	3.6
Less: pension settlement charge	—	23.5
Plus: depreciation, depletion and amortization expense	31.7	30.7
EBITDA	$89.5	$69.2

The following table sets forth EBITDA for our business segments, reconciled to the operating profit for each segment, for the three month periods ended January 31, 2018 and 2017:

	Three Months Ended January 31,
(in millions)	2018	2017
Rigid Industrial Packaging & Services
Operating profit	$31.2	$42.8
Less: other expense, net	7.3	2.4
Less: pension settlement charge	—	14.1
Plus: depreciation and amortization expense	20.6	19.4
EBITDA	$44.5	$45.7

Paper Packaging & Services
Operating profit	$27.9	$20.0
Less: other expense, net	0.2	—
Less: pension settlement charge	—	9.2
Plus: depreciation and amortization expense	8.3	8.3
EBITDA	$36.0	$19.1

Flexible Products & Services
Operating profit	$3.2	$0.6
Less: other expense, net	0.2	1.2
Less: pension settlement charge	—	0.1
Plus: depreciation and amortization expense	1.8	1.9
EBITDA	$4.8	$1.2

Land Management
Operating profit	$3.2	$2.2
Less: pension settlement charge	—	0.1
Plus: depreciation, depletion and amortization expense	1.0	1.1
EBITDA	$4.2	$3.2

Consolidated EBITDA	$89.5	$69.2
Net Sales
Net sales were $905.7 million for the first quarter of 2018 compared with $820.9 million for the first quarter of 2017. The 10.3 percent increase was due primarily to strategic pricing decisions and increases in index prices in our Rigid Industrial Packaging & Services segment, selling price increases due to increases in published containerboard pricing and increased sales of specialty products in our Paper Packaging & Services segment, and strategic pricing decisions and product mix in our Flexible Products & Services segment along with a $30.7 million impact of foreign currency translation. See the "Segment Review" below for additional information on net sales by segment during the first quarter of 2018.
Gross Profit
Gross profit was $171.7 million for the first quarter of 2018 compared with $163.3 million for the first quarter of 2017. The respective reasons for the change in each segment are described below in the “Segment Review.” Gross profit margin was 19.0 percent for the first quarter of 2018 compared with 19.9 percent for the first quarter of 2017.

Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $103.8 million for the first quarter of 2018 and $96.6 million for the first quarter of 2017. This increase was due primarily to the impact of foreign currency translation of $3.3 million and increased salaries and benefits costs in the first quarter of 2018. SG&A expenses were 11.5 percent of net sales for the first quarter of 2018 compared with 11.8 percent of net sales for the first quarter of 2017.
Restructuring Charges
Restructuring charges were $4.1 million for the first quarter of 2018 compared with a benefit of $0.3 million for the first quarter of 2017. See Note 6 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the restructuring charges reported during the first quarter of 2018.
Gain on Disposal of Properties, Plants and Equipment, net
The gain on disposal of properties, plants and equipment, net was $4.6 million and $1.0 million for the first quarter of 2018 and 2017, respectively. See Note 4 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q for additional information on the gain reported during the first quarter of 2018.
Operating Profit
Operating profit was $65.5 million for the first quarter of 2018 compared with $65.6 million for the first quarter of 2017. The $0.1 million decrease consisted of a $7.9 million increase in the Paper Packaging & Services segment, a $2.6 million increase in the Flexible Products & Services segment and a $1.0 increase in Land Management segment, offset by a $11.6 million decrease in the Rigid Industrial Packaging & Services segment. When compared to the first quarter of 2017, increased gross profit of $8.4 million and increased gains on sale of properties, plants and equipment, net, of $3.6 million, offset by increased SG&A expenses of $7.2 million and increased restructuring charges of $4.4 million were the primary factors that contributed to the $0.1 million decrease.
EBITDA
EBITDA was $89.5 million for the first quarter of 2018 compared with $69.2 million for the first quarter of 2017. The $20.3 million increase was primarily due to the same factors that impacted operating profit, as described above. Depreciation, depletion and amortization expense was $31.7 million for the first quarter of 2018 compared with $30.7 million for the first quarter of 2017.
Trends
We anticipate our fiscal 2018 results will benefit from stronger demand from key end use segments (e.g., bulk and specialty chemicals) as a result of improving global macroeconomic conditions and favorable access to credit impacting primarily our Rigid Industrial Packaging & Services segment. We anticipate these benefits to be partially offset by a continuation of the rapidly rising raw material costs we experienced in the first quarter of fiscal 2018, specifically steel and other raw materials in our Rigid Industrial Packaging & Services segment. We expect these cost increases to impact our fiscal 2018 results until raw material price increases slow down or prices flatten and contractual price adjustment mechanisms catch up. In addition, we anticipate benefits from proposed infrastructure and planned chemical expansion projects, primarily planned in the United States. We also anticipate that our Paper Packaging & Services segment will benefit from a more favorable price - cost relationship as containerboard price increases that have been announced are fully realized. Old corrugated container (OCC) costs are currently favorable when compared to 2017, but are expected to remain somewhat volatile due to unpredictable overseas demand.
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
Net sales increased 9.6 percent to $615.4 million for the first quarter of 2018 compared with $561.5 million for the first quarter of 2017. The $53.9 million increase in net sales was primarily the result of an increase in selling prices due to strategic pricing decisions, increases in index prices and a $24.8 million impact of foreign currency translation.
Gross profit was $110.4 million for the first quarter of 2018 compared with $112.4 million for the first quarter of 2017. The $2.0 million decrease in gross profit was due primarily to increased raw material costs and transportation expenses, the timing of contractual pass through arrangements and a temporary winter slowdown. Gross profit margin decreased to 17.9 percent from 20.0 percent for the three months ended January 31, 2018 and 2017, respectively.
Operating profit was $31.2 million for the first quarter of 2018 compared with operating profit of $42.8 million for the first quarter of 2017. The $11.6 million decrease was primarily attributable to increases in SG&A expenses of $6.9 million, restructuring charges of $4.3 million and the same factors that impacted gross profit, partially offset by an increase in gains on the sale of properties, plants, and equipment and businesses, net of $2.9 million.
EBITDA was $44.5 million for the first quarter of 2018 compared with $45.7 million for the first quarter of 2017. The $1.2 million decrease was primarily due an increase in other expense, net of $4.9 million offset by the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $20.6 million for the first quarter of 2018 compared with $19.4 million for the first quarter of 2017.
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
Net sales increased 11.4 percent to $203.8 million for the first quarter of 2018 compared with $182.9 million for the first quarter of 2017, primarily due to increased published containerboard prices and an increase in specialty product sales.
Gross profit was $43.3 million for the first quarter of 2018 compared with $35.3 million for the first quarter of 2017. Gross profit margin was 21.2 percent and 19.3 percent for the first quarters of 2018 and 2017, respectively. The increase in gross profit and gross profit margin was due primarily to sales price increases and lower raw material input costs, partially offset by increased transportation costs.
Operating profit was $27.9 million for the first quarter of 2018 compared with $20.0 million for the first quarter of 2017. The increase was primarily due to the same factors impacting gross profit.
EBITDA was $36.0 million for the first quarter of 2018 compared with $19.1 million for the first quarter of 2017. The increase was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $8.3 million for the first quarters of 2018 and 2017, respectively.
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
Net sales increased $10.3 million to $80.0 million for the first quarter of 2018 compared with $69.7 million for the first quarter of 2017. The increase was due primarily to product mix, strategic pricing decisions, volume increases, and a $5.9 million impact of foreign currency translation.
Gross profit was $15.2 million for the first quarter of 2018 compared with $13.1 million for the first quarter of 2017. The increase was due primarily to the same factors that impacted net sales, which also contributed to the increase in gross profit margin to 19.0 percent for the first quarter of 2018 from 18.8 percent for the first quarter of 2017.
Operating profit was $3.2 million for the first quarter of 2018 compared with $0.6 million for the first quarter of 2017. This improvement was primarily related to the same factors impacting gross profit.
EBITDA was $4.8 million for the first quarter of 2018 compared with $1.2 million for the first quarter of 2017. The improvement was due primarily to the same factors that impacted the segment’s operating profit, as described above. Depreciation, depletion and amortization expense was $1.8 million for the first quarter of 2018 compared with $1.9 million for the first quarter of 2017.
Land Management
As of January 31, 2018, our Land Management segment consisted of approximately 245,000 acres of timber properties in the southeastern United States. Key factors influencing profitability in the Land Management segment are:

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
As of January 31, 2018, we had approximately 19,500 acres of special use property in the United States.

Net sales decreased to $6.5 million for the first quarter of 2018 compared with $6.8 million for the first quarter of 2017 due primarily to unusually severe winter weather in parts of the southeastern United States.
Operating profit increased to $3.2 million for the first quarter of 2018 compared with $2.2 million for the first quarter of 2017 due an increase in gains on the disposal of special use property partially offset by to the same factor that impacted the segment's net sales, as described above.
EBITDA was $4.2 million and $3.2 million for the first quarters of 2018 and 2017, respectively. Depreciation, depletion and amortization expense was $1.0 million and $1.1 million for the first quarters of 2018 and 2017, respectively.
Other Income Statement Changes
Interest expense, net
Interest expense, net, was $13.3 million for the first quarter of 2018 compared with $18.7 million for the first quarter of 2017. This decrease was primarily due to the repayment of our $300.0 million 6.75% Senior Notes due February 2017 with funds borrowed under our 2017 Credit Agreement.
U.S. and non-U.S. Income before Income Tax Expense
Refer to the following tables for details of the U.S. and non-U.S. income before income taxes and U.S. and non-U.S. income before income taxes after eliminating the impact of non-cash asset impairment charges, non-cash pension settlement charges, restructuring charges, and gains on sales of businesses.

Summary
	Three Months Ended January 31,
	2018	2017
Non-U.S. % of Consolidated Net Sales	52.2%	50.3%
U.S. % of Consolidated Net Sales	47.8%	49.7%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T.	44.9%	101.8%
U.S. % of Consolidated I.B.I.T.	55.1%	(1.8)%
	100.0%	100.0%
Non-U.S. % of Consolidated I.B.I.T. before Special Items	46.2%	45.6%
U.S. % of Consolidated I.B.I.T. before Special Items	53.8%	54.4%
	100.0%	100.0%

Non-U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2018	2017
Non-U.S. I.B.I.T.	$20.0	$20.1
Non-cash asset impairment charges	0.6	0.4
Restructuring charges	3.2	(0.3)
Loss on sale of businesses, net	—	0.5
Total Non-U.S. Special Items	3.8	0.6
Non-U.S. I.B.I.T. before Special Items	$23.8	$20.7

U.S. I.B.I.T. Reconciliation
	Three Months Ended January 31,
(in millions)	2018	2017
U.S. I.B.I.T.	$24.5	$(0.3)
Non-cash asset impairment charges	2.3	1.5
Non-cash pension settlement charge	—	23.5
Restructuring charges	0.9	—
Total U.S. Special Items	3.2	25.0
U.S. I.B.I.T. before Special Items	$27.7	$24.7
*Income Before Income Tax Expense = I.B.I.T.
Income tax expense
Our income tax expense was computed in accordance with ASC 740-270, where losses from jurisdictions for which a valuation allowance have been provided have not been included in the amount to which the ASC 740-270 rate was applied.
In the first quarter of 2018, the income tax benefit was $15.6 million on $44.5 million of pretax income, as compared to the first quarter of 2017, where tax expense was $11.8 million on $19.8 million of pretax income. Tax expense for the first quarter of 2018 reflected a $4.3 million increase due to the mix of income and losses among various jurisdictions, including changes in losses and income from jurisdictions for which a valuation allowance has been provided, as well as the timing of recognition of the related tax expense under ASC 740-270. Additional increases in tax expense related to $0.9 million changes in the measurement of uncertain tax positions, netted against releases resulting from audit settlements, as well as expiration of the statute of limitations in several jurisdictions. There was a provisional $35.9 million increase in tax expense the first quarter of 2018 due to the accrual for the one-time transition tax liability as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the "Tax Reform Act"). The first quarter increases in tax expense were offset by a provisional decrease in tax expense of $65.0 million related to the re-measurement of deferred tax balances to reflect the reduction in the U.S. corporate income tax rate resulting from the Tax Reform Act. There was an additional $0.2 million decrease in the tax expense in the first quarter of 2018 due to less material discrete items. In the first quarter of 2017, we recognized a $3.3 million tax expense due to a change in our assertion under ASC 740-30 (formally APB23) for unremitted foreign earnings, whereas, no similar adjustment was made for the first quarter of 2018.
The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects resulting from the Tax Reform Act. The final impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analyses, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act.
We are subject to audits by U.S. federal, state and local tax authorities and foreign tax authorities. We believe that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust its provision for income taxes in the period such resolution occurs.
The estimated net decrease in unrecognized tax benefits for the next 12 months ranges from $0 to $5.0 million. Actual results may differ materially from this estimate.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests represents the portion of earnings from the operations of our majority owned subsidiaries that was subtracted from net income to arrive at net income attributable to us. Net income attributable to noncontrolling interests for the first quarters of 2018 and 2017 was $3.6 million and $2.6 million, respectively. The increase was primarily due to an increase in the net operating profit of the Flexible Packaging JV.
Net income attributable to Greif, Inc.
Based on the same factors noted above, net income attributable to Greif, Inc. was $56.5 million for the first quarter of 2018 compared to $5.4 million for the first quarter of 2017.

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
Minimum pension liability, net
Change in minimum pension liability, net for the first quarters of 2018 and 2017 was $(0.9) million and $28.1 million, respectively. The increase in comprehensive income for the first quarter of 2017 was primarily due to pension settlement charges and the remeasurement of the defined benefit plan in the United States as a result of the settlements.
BALANCE SHEET CHANGES
Working capital changes
The $1.7 million increase in accounts receivable to $448.7 million as of January 31, 2018 from $447.0 million as of October 31, 2017 was primarily due to a $10.1 million impact of foreign currency translation partially offset by the timing of collections.
The $57.4 million increase in inventories to $336.9 million as of January 31, 2018 from $279.5 million as of October 31, 2017 was primarily due to increased raw material purchases and prices throughout the quarter and a $9.5 million impact of foreign currency translation.
The $20.8 million decrease in accounts payable to $378.4 million as of January 31, 2018 from $399.2 million as of October 31, 2017 was primarily due to the timing of payments partially offset by increased raw material purchases and a $11.7 million impact of foreign currency translation.
Other balance sheet changes
The $17.8 million increase in prepaid expenses to $53.1 million as of January 31, 2018 from $35.3 million as of October 31, 2017 was primarily due to the timing of payments.
The $21.6 million increase in other current assets to $109.8 million as of January 31, 2018 from $88.2 million as of October 31, 2017 was primarily due to a $19.1 million increase in deferred purchase price assets for sales of accounts receivable throughout the quarter.
The $35.0 million decrease in accrued payroll and employee benefits to $76.8 million as of January 31, 2018 from $111.8 million as of October 31, 2017 was primarily due to the annual incentive plan payments.
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
Capital Expenditures
During the first three months of 2018, we invested $21.3 million in capital expenditures and $2.6 million in purchases of and investments in timber properties, compared with $16.6 million in capital expenditures and $2.1 million in purchases of and investments in timber properties, during the first three months of 2017. We expect capital expenditures, excluding purchases of and investments in timber properties, to be approximately $100.0 to $120.0 million in 2018. The 2018 capital expenditures will replace and improve existing equipment and fund new facilities.

Sale of Non-United States Accounts Receivable
On April 27, 2012, Cooperage Receivables Finance B.V. (the “Main SPV”) and Greif Coordination Center BVBA, our indirect wholly owned subsidiary (“Seller”), entered into the Nieuw Amsterdam Receivables Purchase Agreement (the “European RPA”) with affiliates of a major international bank (the “Purchasing Bank Affiliates”). On April 18, 2017, the Main SPV and Seller amended and extended the term of the existing European RPA. Under the European RPA, as amended, the maximum amount of receivables that may be sold and outstanding under the European RPA at any time is €100.0 million ($123.8 million as of January 31, 2018). Under the terms of the European RPA, we have the ability to loan excess cash to the Purchasing Bank Affiliates in the form of a subordinated loan receivable.
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
In October 2007, Greif Singapore Pte. Ltd., our indirect wholly-owned subsidiary, entered into the Singapore Receivable Purchase Agreement (the “Singapore RPA”) with a major international bank. The maximum amount of aggregate receivables that may be financed under the Singapore RPA is 15.0 million Singapore Dollars ($11.4 million as of January 31, 2018). Under the terms of the Singapore RPA, we have agreed to sell trade receivables in exchange for an initial purchase price of approximately 90 percent of the eligible receivables. The remaining deferred purchase price is settled upon collection of the receivables.
See Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these various RPAs.
Non-controlling Interest
We have conditional contractual obligations to redeem the outstanding equity interest of certain noncontrolling interest holders in our joint ventures at which time we may incur additional cash outflows. See Note 17 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional information regarding these conditional contractual obligations.
Borrowing Arrangements
Long-term debt is summarized as follows:

(in millions)	January 31, 2018	October 31, 2017
2017 Credit Agreement	$383.2	$323.8
Senior Notes due 2019	248.3	248.0
Senior Notes due 2021	246.3	230.9
Receivables Facility	147.2	150.0
Other debt	6.8	6.5
	1,031.8	959.2
Less current portion	15.0	15.0
Less deferred financing costs	6.0	6.4
Long-term debt	$1,010.8	$937.8
2017 Credit Agreement
On November 3, 2016, we, together with certain of our international subsidiaries, entered into a new senior secured credit agreement (the “2017 Credit Agreement”) with a syndicate of financial institutions. The 2017 Credit Agreement replaces in its entirety the $1.0 billion senior secured credit agreement we, together with two of our international subsidiaries, entered into on December 19,

2012, ("Prior Credit Agreement") with a syndicate of financial institutions. The total available borrowing under the 2017 Credit Agreement was $687.4 million as of January 31, 2018, which has been reduced by $14.4 million for outstanding letters of credit, all of which was then available without violating covenants.
The 2017 Credit Agreement provides for an $800.0 million revolving multicurrency credit facility expiring November 3, 2021, and a $300.0 million term loan, with quarterly principal installments that commenced on April 30, 2017, through maturity on November 3, 2021, both with an option to add an aggregate of $550.0 million to the facilities with the agreement of the lenders. We used the proceeds of the term loan on February 1, 2017, to repay the principal of our $300.0 million 6.75% Senior Notes that matured on that date. The revolving credit facility is available to fund ongoing working capital and capital expenditure needs, for general corporate purposes, and to finance acquisitions. Interest is based on either a Eurodollar rate or a base rate that resets periodically plus a calculated margin amount. The financing costs associated with the 2017 Credit Agreement totaled $5.3 million as of January 31, 2018, and are recorded as a direct deduction from the long-term debt liability.
The 2017 Credit Agreement contains certain covenants, which include financial covenants that require us to maintain a certain leverage ratio and an interest coverage ratio. The leverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) our total consolidated indebtedness, to (b) our net income plus depreciation, depletion, and amortization, interest expense (including capitalized interest), and income taxes, minus certain extraordinary gains and non-recurring gains (or plus certain extraordinary losses and non-recurring losses) and plus or minus certain other items for the preceding twelve months ("adjusted EBITDA") to be greater than 4.00 to 1.00 (or 3.75 to 1.00, during any collateral release period). The interest coverage ratio generally requires that at the end of any fiscal quarter we will not permit the ratio of (a) adjusted EBITDA, to (b) the consolidated interest expense to the extent paid or payable, to be less than 3.00 to 1.00, during the applicable preceding twelve month period. As of January 31, 2018, we are in compliance with these covenants.
The terms of the 2017 Credit Agreement limit our ability to make "restricted payments", which include dividends and purchases, redemptions and acquisitions of our equity interests. The repayment of this facility is secured by a security interest in our personal property and certain of our United States subsidiaries, including equipment and inventory and certain intangible assets, as well as a pledge of the capital stock of substantially all of our United States subsidiaries and is secured, in part, by the capital stock of the non-U.S. borrowers. However, in the event that we receive and maintain an investment grade rating from either Moody's Investors Service, Inc. or Standard & Poor's Corporation, we may request the release of such collateral. The payment of outstanding principal under the 2017 Credit Agreement and accrued interest thereon may be accelerated and become immediately due and payable upon our default in its payment or other performance obligations or our failure to comply with the financial and other covenants in the 2017 Credit Agreement, subject to applicable notice requirements and cure periods as provided in the 2017 Credit Agreement.
As of January 31, 2018, $383.2 million was outstanding under the 2017 Credit Agreement. The current portion of the 2017 Credit Agreement was $15.0 million and the long-term portion was $368.2 million. The weighted average interest rate on the 2017 Credit Agreement was 2.69% for the three months ended January 31, 2018. The actual interest rate on the 2017 Credit Agreement was 2.74% as of January 31, 2018.
See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the 2017 Credit Agreement.
Senior Notes
Our $250.0 million of 7.75% Senior Notes are due August 1, 2019 and interest on these Senior Notes is payable semi-annually. The financing costs associated with these Senior Notes due 2019 totaled $0.7 million as of January 31, 2018, and are recorded as a direct deduction from the long-term liability. These Senior Notes contain certain covenants; as of January 31, 2018, we are in compliance with these covenants.
Our €200.0 million of 7.375% Senior Notes are due July 15, 2021 and interest on these Senior Notes is payable semi-annually. These Senior Notes are fully and unconditionally guaranteed on a senior basis by Greif, Inc. These Senior Notes contain certain covenants; as of January 31, 2018, we are in compliance with these covenants.
See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
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

The Receivables Facility matures in September 2018. In addition, we can terminate the Receivables Facility at any time upon five days prior written notice. The Receivables Facility is secured by certain of our United States trade accounts receivables and bears interest at a variable rate based on the London Interbank Offered Rate (“LIBOR”) or an applicable base rate, plus a margin, or a commercial paper rate plus a margin. Interest is payable on a monthly basis and the principal balance is payable upon termination of the Receivables Facility. The Receivables Facility also contains certain covenants and events of default, which are materially similar to the Credit Agreement covenants. As of January 31, 2018, we were in compliance with these covenants. Proceeds of the Receivables Facility are available for working capital and general corporate purposes. As of January 31, 2018, the outstanding balance under the Receivables Facility was $147.2 million.

See Note 8 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Receivables Facility
Foreign Exchange Hedges
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
As of January 31, 2018, we had outstanding foreign currency forward contracts in the notional amount of $139.2 million ($80.1 million as of October 31, 2017). See Note 9 to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q for additional disclosures regarding the Senior Notes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
There has not been a significant change in the quantitative and qualitative disclosures about our market risk from the disclosures contained in the 2017 Form 10-K.
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
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
There have been no material changes in our risk factors from those disclosed in the 2017 Form 10-K under Part I, Item 1A –– Risk Factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flow and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Greif, Inc.
(Registrant)

Date: March 2, 2018	/s/ Lawrence A. Hilsheimer
Lawrence A. Hilsheimer,
Executive Vice President and Chief Financial Officer